Form 10-Q
period 1996-06-30
PARADIGM TECHNOLOGY INC /DE/
filed 1996-08-12
CIK 945699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from              to
                               ------------    -----------

Commission file number        0-26124
                              -------

         PARADIGM TECHNOLOGY, INC.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                           77-0140882
         ---------------------------------------------------------------
         (State of Incorporation)   (I.R.S. Employer Identification No.)

         71 VISTA MONTANA, SAN JOSE, CALIFORNIA                95134
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip code)

         (408) 954-0500
         ---------------------------------------------------------------
         Registrant's telephone number, including area code

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes    X             No
             ------              ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes    X            No
             ------             ------

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of June 30, 1996 was 7,136,994.

This document consists of 20 pages of which this is page 1.

                                TABLE OF CONTENTS

                                                                            Page

Part I.       Financial Information

              Item 1.  Financial Statements

                           Condensed Statements of Operations                 3
                           Condensed Balance Sheets                           4
                           Condensed Statements of Cash Flows                 5
                           Notes to Condensed Financial Statements          6-8

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           Results of Operations                           9-11
                           Liquidity and Capital Resources                11-13
                           Other Factors That May Affect Future
                                Operating Results                         13-17

Part II.      Other Information

              Item 3.  Defaults Upon Senior Securities                        18

              Item 4.  Submission of Matters to a Vote of Security Holders    18

              Item 6.  Exhibits and Reports on Form 8-K                       19

Signature                                                                     19


Exhibit 11.1  Computation of Net Income (Loss) Per Share                      20

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                            Three Months  Three Months Six Months  Six Months
                                               Ended         Ended       Ended        Ended
                                              June 30,      June 30,    June 30,     June 30,
                                                1996          1995        1996         1995
                                                --------    --------    --------    --------

Sales, net                                      $  4,002    $ 12,077    $ 14,929    $ 22,914
Cost of goods sold                                13,994       7,244      21,269      13,828
                                                --------    --------    --------    --------

Gross profit (loss)                               (9,992)      4,833      (6,340)      9,086
                                                --------    --------    --------    --------

Operating expenses:
Research and development                           1,623       1,213       2,939       2,104
Selling, general, and administrative               2,318       1,971       4,258       3,885
Write-off of in-process technology acquired        3,841          --       3,841          --
                                                --------    --------    --------    --------

Total operating expenses                           7,782       3,184      11,038       5,989
                                                --------    --------    --------    --------

Operating income (loss)                          (17,774)      1,649     (17,378)      3,097
Interest expense                                     364         398         605         780
Other income, net                                   (199)         (3)       (403)        (35)
                                                --------    --------    --------    --------

Income  (loss) before provision for income
taxes                                            (17,939)      1,254     (17,580)      2,352

Provision  (benefit) for income taxes             (1,247)        427      (1,125)        427
                                                --------    --------    --------    --------

Net income (loss)                               $(16,692)   $    827    $(16,455)   $  1,925
                                                ========    ========    ========    ========

Net income  (loss) per share (Note 2)           $  (2.42)   $   0.15    $  (2.31)   $   0.36
                                                ========    ========    ========    ========

Weighted average shares outstanding                6,898       5,355       7,108       5,355
                                                ========    ========    ========    ========


See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                         June 30,      Dec. 31,
                                                           1996          1995
                                                         --------      --------

ASSETS:
Current Assets:
     Cash and cash equivalents                           $  2,089      $  4,015
     Short-term investments                                 8,945        17,198
     Accounts receivable, net                               5,593        10,424
     Inventory                                              4,560         5,702
     Other current assets                                   3,080         1,883
                                                         --------      --------

              Total current assets                         24,267        39,222
                                                         --------      --------

Property and equipment, net                                26,801        17,331
Other assets                                                  347           179
                                                         --------      --------

                                                          $51,415       $56,732
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Line of credit                                      $  5,610        $   --
     Current portion of long-term debt                      3,869         3,287
     Accounts payable and accrued liabilities               8,375         9,311
                                                         --------      --------

              Total current liabilities                    17,854        12,598
                                                         --------      --------

Long-term debt, net of current portion                      7,072         4,349
Deferred rent                                                 437           436
                                                         --------      --------

              Total liabilities                            25,363        17,383
                                                         --------      --------

Stockholders' Equity:
     Common stock                                          36,036        32,878
     Retained earnings (deficit)                           (9,984)        6,471
                                                         --------      --------

              Total stockholders' equity                   26,052        39,349
                                                         --------      --------

                                                          $51,415       $56,732
                                                          =======       =======

See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six Months     Six Months
                                                                Ended          Ended
                                                            June 30, 1996  June 30, 1995
                                                            -------------  -------------
Cash flows from operating activities:
     Net income (loss)                                         $(16,455)   $  1,925
     Adjustments to reconcile net income (loss)
     to net cash from operating activities:
         Depreciation and amortization                            2,637       2,587
         Write-off of in-process technology acquired              3,841          --
         Changes in operating assets and liabilities:
              Accounts receivable                                 4,831           7
              Inventory                                           1,142        (107)
              Other assets                                         (934)       (363)
              Accounts payable and accrued liabilities           (1,581)      1,797
              Prepetition liabilities paid                          (34)       (911)
                                                               --------    --------

Net cash provided by (used in) operating activities
before reorganization items paid                                 (6,553)      4,935
     Reorganization items paid                                       --        (189)
                                                               --------    --------
         Net cash provided by (used in) operating activities     (6,553)      4,746
                                                               --------    --------

Cash flows used in investing activities
     Purchases of capital equipment                             (11,769)     (6,494)
     Purchases of short-term investments                         (2,672)         --
     Sale of short-term investments                              10,925          --
     Acquisition of New Logic net of cash acquired                 (723)         --
                                                               --------    --------
Net cash used in investing activities                            (4,239)     (6,494)
                                                               --------    --------

Cash flows from financing activities :
     Line of credit increase (decrease)                           5,610      (1,394)
     Payments on capital leases                                      --      (7,747)
     Issuance of notes payable                                   11,339       9,300
     Principal payments on notes payable                         (8,569)       (263)
     Issuance of common stock                                       486      32,013
                                                               --------    --------

         Net cash provided by financing activities                8,866      31,909
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents             (1,926)     30,161
Cash and cash equivalents:
     Beginning of period                                          4,015         135
                                                               --------    --------
     End of period                                             $  2,089    $ 30,296
                                                               ========    ========

Supplemental cash flow information:
     Interest paid                                             $    505    $    791
                                                               ========    ========

     Income taxes paid                                         $  1,063    $     --
                                                               ========    ========

See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  Basis of Presentation

The financial statements have been prepared by Paradigm Technology, Inc. ("Paradigm" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1995 audited financial statements, contained in the Company's Annual Report to Stockholders, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the report period.
Actual results could differ from estimates.

Share information for all periods has been retroactively adjusted to reflect a 1-for-2 reverse stock split approved in May 1995 and effected in conjunction with the Company's reincorporation in Delaware effective June 22, 1995.

The Company markets high speed high density Static Random Access Memory ("SRAM") products for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, and the first half of 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely affect the Company's operating results.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

This report on Form 10-Q for the quarter ended June 30, 1996 should be read in conjunction with the audited financial statements as of December 31, 1995, and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

NOTE 2:  Net Income (Loss) Per Share

Net loss per share for the three months ended June 30, 1996 is computed using the weighted average number of common shares outstanding. Common stock equivalents are excluded as their effect is anti-dilutive. Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants issued during the twelve months prior to the Company's initial public offering are included in the computations for periods presented through the initial public offering, whether they are anti-dilutive or not. The Company completed its initial public offering of 2,300,000 common shares on July 5, 1995 and shares issued are included in the weighted average computation only from the date of issuance. Accordingly, these shares result in a greater amount of average shares in 1996 compared to 1995.

NOTE 3:  New Logic Corporation Acquisition

In June 1996, the Company acquired, through a stock purchase and merger transaction, New Logic Corporation ("New Logic"), a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the New Logic capital stock, the Company issued 314,394 shares of the Company's common stock, with a market value of approximately $2.7 million, and approximately $825,000 in cash. The fair value of New Logic Corporation's tangible net assets at the date of acquisition was a deficit of $373,000.

Approximately $3.8 million of the purchase price over the fair market value of the net tangible assets was allocated to in-process technology which because of the uncertainty as to realization, the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles and will be amortized over a two year period.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:  Balance Sheet Detail
                                                  June 30,      December 31,
                                                    1996            1995
                                                  -------         -------

Inventory (in thousands):
         Raw materials                            $   572         $   633
         Work in process                            2,818           4,307
         Finished goods                             1,170             762
                                                  -------         -------
                                                  $ 4,560         $ 5,702
                                                  =======         =======

Property and equipment (in thousands):
         Machinery and equipment                  $31,776         $21,315
         Leasehold improvements                     4,984           3,622
         Furniture and fixtures                       548             264
                                                  -------         -------
                                                   37,308          25,201
         Less accumulated depreciation            (10,507)         (7,870)
                                                  -------         -------
                                                  $26,801         $17,331
                                                  =======         =======

PART I.  Financial Information

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including factors relating to the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from Paradigm's suppliers and market conditions in the PC industry. For discussion of certain such risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors That May Affect Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Results of Operations


Sales

The Company's net sales for the three and six month periods ended June 30, 1996 decreased 67% and 35%, respectively, from the corresponding periods in fiscal year 1995. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1995. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 and first half of 1996, the market for SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and could adversely affect the Company's operating results.

Gross Profit

Gross profit has decreased from $4.8 million and $9.1 million for the three and six month periods ended June 30, 1995, respectively, to losses of $10.0 million and $6.3 million for the comparable periods in fiscal 1996. The decrease in gross profit resulted principally from industry-wide pricing pressures experienced by the Company in the March and June 1996 quarters caused by an oversupply of specific products in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the two quarters ended June 30, 1996 when compared to the two quarters ended June 30, 1995. In addition, in the quarter ended June 30, 1996 the Company provided $5.8 million to write down the value of inventory on hand to reflect reduced product demand and current industry pricing trends.

Gross profit for future periods may be affected by an agreement between the Company and Atmel Corporation ("Atmel"), pursuant to which Atmel has agreed to sell to the Company, at predetermined prices, a committed quantity of sub-micron wafers for five years, beginning in 1996, and by an agreement between the Company and NKK pursuant to which NKK has agreed to supply the Company with a significant quantity of 1M SRAMs of Paradigm's design each month for a three year period. The Company is not obligated to make any purchases under the agreements with Atmel and NKK. To the extent that market prices for 1M SRAM sub-micron wafers are higher than the prices payable to Atmel or NKK under these agreements, the Company's gross profit would tend to be higher than if the Company were to purchase sub-micron wafers or 1M SRAMs at market prices. The Company's conversion of its internal fabrication facility from five-inch to six-inch wafer manufacturing during 1996 has caused and is expected to cause further temporary declines in output and reductions in yield. Although the Company plans to use third-party foundry capacity to offset such declines in its internal output, the conversion may nevertheless adversely affect gross profit levels until its completion.

Research and Development

Research and development expenses increased to $1.6 million and $2.9 million in the three and six month periods ended June 30, 1996 from $1.2 million and $2.1 million in the corresponding periods in fiscal 1995. As a percentage of revenues these expenses have increased to 41% and 20%, respectively, in the three and six month periods ended June 30, 1996 from 10% and 9% in the comparable periods in 1995. Increased expenses result primarily from increased headcount required to support the Company's co-development activities with Atmel, new product introductions and other development activities. The Company expects research and development expenses in absolute dollars to increase through at least the end of 1996. In addition, research and development expenses increased in the three and six month periods ended June 30, 1996 as a result of the Company's acquisition of New Logic Corporation in June 1996. Research and development expenses have also increased as a result of the decline in revenue in the 1996 periods compared to the 1995 periods.


Selling, General and Administrative

Selling, general and administrative expenses were $2.3 million and $4.3 million in the three and six month periods ended June 30, 1996, respectively, compared to $2.0 million and $3.9 million in the comparable periods in 1995. These expenses are expected to increase in the future in absolute dollars, as the Company increases its sales and marketing staff and opens new sales offices in Europe and Japan during 1996.

Interest Expense

Interest expense of $.4 million and $.6 million for the three and six month periods ended June 30, 1996 compares to $.4 million and $.8 million in the corresponding periods in fiscal 1995. This decrease in interest expense for the six month period in 1996 reflects repayment of certain outstanding debt by the Company from the proceeds of its initial public offering which was subsequently replaced during the March and June 1996 quarters by new debt at lower interest rates. See "Liquidity and Capital Resources."


Other Income, Net

For the three and six month periods ended June 30, 1996, other income, net, reflects interest income earned on the investment of the net proceeds to the Company from its initial public offering.


Taxes

The Company's effective tax rate was 34.0% for the quarter ended June 30, 1995. The Company's overall tax rate benefited from the use of net operating loss carryforwards. No provision was recorded for the first quarter of 1995 because the Company incurred a net operating loss for tax purposes. During the three and six month periods ended June 30, 1996 the Company recorded a loss for tax purposes. The Company recorded a tax benefit of $(1.2) million and $(1.1) million for the three and six month periods ended June 30, 1996, respectively, as a result of not providing a valuation allowance against the net operating loss generated due to the existence of carryback potential against previously paid taxes. At June 30, 1996, the Company had net operating loss carryforwards of approximately $4.6 million available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.


Liquidity and Capital Resources

The Company's operating, investing and financing activities used $2.0 million of cash in the six months ended June 30, 1996 compared to generating $30.2 million of cash in the comparable period in 1995. Operating activities used $6.6 million in cash in 1996 versus the generation of $4.7 of cash in 1995. This change of $11.3 million is primarily due to the loss of $16.5 million in the 1996 period compared to net income of $2.0 million in the 1995 period. The 1996 loss is partially offset by non-recurring acquisition related charges of $3.8 million associated with the Company's purchase of New Logic Corporation in June 1996. In addition, the decrease in accounts receivable in the 1996 period provided $4.8 million more cash than in 1995. The 1996 reduction in accounts receivable reflects the decrease of $8.0 million in net sales for the quarter ended June 30, 1996 compared to the second quarter of 1995. Accounts payable and accrued liabilities used $3.4 million more cash in 1996 than in 1995 due primarily to the cost of equipment purchased in the Company's conversion from five to six inch wafers.

Investing activities consumed $4.2 million in 1996 compared to $6.5 million in 1995. Capital equipment purchases increased from $6.5 in the 1995 period to $11.8 million in the 1996 period as the Company continued its conversion from 5-inch wafers to 6-inch wafers in the Company's wafer fabrication facilities. In addition, in the 1996 period the purchase of $2.7 million in short-term
investments   partially   offset  the  sale  of  $10.9   million  of  short-term
investments.

Financing activities provided $8.9 million in the 1996 period compared to $31.9 million in the 1995 period. Borrowing under the Company's line of credit provided an increase of $7.0 million in the 1996 period compared to the 1995 period. The issuance of notes payable resulted in an increase of $2.0 million of cash provided in 1996 compared to 1995 as the issuance of notes payable increased to $11.3 in the 1996 period from $9.3 million in the 1995 period. The increase in notes payable in the 1996 period resulted from borrowings by the Company under its line of credit for equipment purchases with the CIT Group to acquire capital equipment required for the Company's 5-inch to 6-inch wafer conversion and test floor expansion. The 1996 and 1995 periods reflected capital lease or note payable payments of approximately $8.6 million and 8.0 million, respectively, as the Company retired debt by replacing it with new borrowings at lower interest rates.

At June 30, 1995, the Company's credit facility with Greyrock Business Credit, included a line of credit and two term loans, and could not exceed the lesser of
(i) $16.75 million or (ii) an amount equal to (a) 80% of eligible accounts receivable (not to exceed $8.0 million), plus (b) the aggregate amount outstanding under certain term loans (described below). The line of credit bore interest at a per annum rate equal to the greater of 9% or LIBOR plus 5.375%. The credit facility matured on February 28, 1996 and was replaced with a new line of credit from Bank of the West. In August 1995, the Company repaid the outstanding line of credit balance in the amount of $3.2 million with proceeds received from its initial public offering. On April 7, 1995 the Company borrowed $1.75 million pursuant to a term loan (the "First Term Loan"). The First Term Loan bore interest at a per annum rate equal to the greater of 9% or LIBOR plus 4.875% and under this loan principal matured on February 28, 1996 when the credit facility was terminated. On May 1, 1995 the Company borrowed an additional $7.0 million pursuant to a term loan (the "Second Term Loan") in order to purchase all of the Company's leased equipment. The Second Term Loan bore interest at a per annum rate equal to the greater of 9% or LIBOR plus 4.875% and matured on February 28, 1996 the date the credit facility terminated. On May 26, 1995 the Company borrowed $660,000 pursuant to a term loan (the "Third Term Loan"). The Third Term Loan bore interest at a per annum rate equal to the greater of 9% or LIBOR plus 4.875% and under this loan principal matured on February 28, 1996, the date the credit facility terminated.

In February, 1996 the Company replaced the existing line of credit with Greyrock Business Credit with a new line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings are limited to 80% of eligible receivables and interest is at prime. The line of credit is secured by the Company's accounts receivable and will continue until all obligations to Bank of the West have been satisfied. On February 27, 1996 the Company borrowed $5.6 million under the line of credit to pay off the outstanding balance of the Greyrock term notes. At June 30, 1996 the Company was not in compliance with covenants requiring a minimum quick ratio of 1.75 to 1.0, minimum tangible net worth requirements and quarterly profitability requirements. The Company is in the process of seeking a waiver from Bank of the West with respect to these covenants. No assurance can be given that such waiver will be received.

In addition, in February 1996, the Company obtained a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment may not exceed $15.0 million and the commitment expires on December 30, 1996. Borrowings under this line of credit bear interest at the U.S. Treasury rate for two year maturities plus 2.96% and are limited to 80% of the cost of eligible equipment. As of June 30, 1996, the Company's outstanding indebtedness under this line of credit was approximately $10.5 million. All borrowings under this commitment are secured by the equipment purchased. At June 30, 1996, the Company was not in compliance with covenants requiring a minimum level of tangible net worth and a requirement for net income, as adjusted per the agreement, to exceed the current portion of debt by a ratio of 1.50 to 1.0 for the four most recent quarters. The Company has received a waiver of these covenants from the CIT Group.

In June 1996, the Company acquired all of the outstanding share capital of New Logic Corporation in exchange for 314,394 shares of the Company's common stock with a market value of $2.7 million and approximately $825,000 in cash. (See
Note 3 of Notes to Condensed Financial Statements).

The Company believes that cash flow from operations and other existing sources of liquidity will be sufficient to meet its projected working capital and other cash requirements at least through 1996. The Company anticipates capital expenditures of approximately $3.0 million through December 1996 for wafer fabrication and test equipment. The Company is in the process of converting its manufacturing facility from five-inch to six-inch wafers, which will continue to require significant capital expenditures while simultaneously causing temporary declines in output and reductions in yield. If the cash generated from operations is insufficient to meet the Company's requirements for the conversion of its facility or otherwise, the sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.


Other Factors That May Affect Future Operating Results

The market for the Company's products is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Average selling prices for many of the Company's products have generally decreased over the products' life cycles in the past and are expected to decrease in the future. Accordingly, the Company's future success will depend, in part, on its ability to offset expected price erosion through manufacturing cost savings, yield improvements and developing and introducing on a timely basis new products and enhanced versions of its existing products which incorporate advanced features and command higher prices. If the Company is unable to design, develop and introduce competitive products or to develop new or modified designs and processes on a timely basis, the Company's operating results will be materially adversely affected.

The manufacture and assembly of integrated circuits, particularly Paradigm's high speed, high density SRAMs, involve highly complex processes. The number of functional commercial quality devices produced from each processed silicon wafer depends upon a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the silicon, chemicals, and other materials used, and the performance of equipment and personnel.

Paradigm has in the past experienced reductions in yields with its 256K, 1M and 4M products as a result of various factors. Susceptibility to yield problems generally increases as the density of the SRAM product increases. The Company's San Jose facility is its sole internal wafer fabrication facility and as a result is also vulnerable to future interruptions caused by natural disasters such as earthquakes, power and other utilities outages (which have occurred previously), fires and other interruptions. There can be no assurance that the Company, or any third-party foundry used by the Company, will not experience manufacturing problems including low yields of its products and business interruptions, in the future, and such problems could have a material adverse effect on the Company.

To maintain competitive manufacturing yields and product performance, the Company must obtain from its vendors, in a timely manner, sufficient quantities of acceptable materials at budgeted prices. From time to time, vendors have extended lead times or limited supply to the Company because of capacity constraints. A limited number of vendors supply certain critical raw materials used in the Company's wafer fabrication facility, and the Company has occasionally rejected materials from those vendors that did not meet its specifications, resulting in temporary declines in output or yield. Only a few vendors supply certain ceramic semiconductor packages used to assemble some of the Company's products, and those vendors require long lead times to fill orders. The Company relies on two outside vendors to provide ion implant services that the Company requires as part of its manufacturing process. These service providers are the only two significant ion implant service providers available locally to the Company. Any interruption in the availability or quality of services from these providers would materially adversely affect the Company. In addition, the subcontracting of ion implant services involves the removal of wafers from the Company's manufacturing facility during the manufacturing process for transport to the facilities of the ion implant service providers. The process of transfer of the wafer from one facility to another involves the risks of breakage of wafers and contamination from impurities. The Company would be adversely affected if it were unable to obtain sufficient quantities of raw materials and other supplies or services in a timely manner, if those materials, supplies or services were not of acceptable quality, or if there were significant increases in the costs of raw materials.

The semiconductor industry is intensely competitive and is characterized by rapidly changing technology, short product life cycles, cyclical oversupply, and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution and other resources than the Company. The ability of the Company to compete successfully depends on elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature and success of its competitors and their product introductions, and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop, introduce and manufacture in a timely manner products that compete effectively on the basis of product features (including speed, density, die size and packaging), availability, quality, reliability and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There is no assurance that the Company will be able to compete successfully in the future.

The Company's future success will be heavily dependent upon its ability to attract and retain qualified technical, managerial, marketing and financial personnel. The Company experienced a high degree of turnover in personnel, including at the senior and middle management levels, during and subsequent to the Reorganization. The competition for such personnel is intense and includes companies with substantially greater financial and other resources to offer such personnel. There can be no assurance that the Company will be able to attract and retain the necessary personnel, or successfully manage its expansion, and any failure to do so could have a material adverse effect on the Company.

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including changes in manufacturing yields, changes in the mix of products sold, the timing of new product introductions by the Company or its competitors, cancellation or delays of purchases of the Company's products, the gain or loss of significant customers, the cyclical nature of the semiconductor industry, consequent fluctuations in customer demand for the Company's devices and the products into which they are incorporated, and competitive pressures on prices. A decline in demand in the markets served by the Company, lack of success in developing new markets or new products, or increased research and development expenses relating to new product introductions could have a material adverse effect on the Company. Moreover, because the Company sets spending levels in advance of each quarter based, in part, on expectations of product orders and shipping requirements during that quarter, a shortfall in revenue in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company. During the first half of 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products, or reduce its costs per unit.

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling  prices.  During the first half of 1996,  the  market for  certain  SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the controls of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

The Company intends to continue to pursue patent, trade secret, and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantage to the Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. The Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. Any such litigation could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company.

The Company has received a letter from Integrated Device Technology, Inc. ("IDT") asserting that Paradigm's products that incorporate a "burst mode" synchronous exchange into a single integrated SRAM chip infringe IDT's patent number 5,126,975 which was issued on June 30, 1992. The Company's products using this feature represented approximately 22% of the Company's sales for the year ended December 31, 1995 and 19% for the six months ended June 30 1996. If IDT initiates litigation against Paradigm based on such patent, it will likely seek substantial damages and injunctive relief to prevent the Company from continuing to ship those of its products which IDT asserts infringe such patent. Under the patent laws, in certain circumstances, damage awards may be tripled. The Company intends to vigorously defend any such claim that may be prosecuted by IDT and, based on facts presently known, believes that it is not liable under the IDT patent. The Company expects that such patent claim will be vigorously prosecuted by IDT. No assurance can be given that the Company will be successful in the defense of any such claims. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claims, the Company's business and operating results would be materially adversely affected.

The Company is subject to a variety of federal, state, and local governmental laws and regulations related to air and water quality and to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its manufacturing process. Such laws and regulations have required or, from time to time, could require the Company to acquire costly equipment or to incur other significant expenses to comply with such laws and regulations. The Company evaluates its compliance with environmental laws and regulations on an ongoing basis and endeavors to maintain such compliance, including correcting actual or potential noncompliance as soon as practicable after discovery of such noncompliance. Nevertheless, failure by the Company to comply with present or future environmental laws and regulations could result in fines being imposed on the Company, suspension of production, or a cessation of operations. In addition, any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities.

The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company. The issuance of Preferred Stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

The Company may from time to time acquire businesses, technologies, services and product lines that are complementary to the Company's business. For example, in June 1996 the Company acquired New Logic Corporation, a company which develops and manufactures logic designs with large memory arrays. There can be no assurance that the Company will be able to successfully negotiate, finance and integrate acquired technologies, services, product lines or businesses, or that a given acquisition (including the New Logic Acquisition) will not have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, incorporated by reference herein, are the following risk factors set forth in Part I, Factors That May Affect Future Results, in the Company's Form 10-K for the year ended December 31, 1995: "Current and Impending Capacity Constraints and Risks of Proposed Expansion"; "Product and Customer Concentration"; "International Trade" and "Future Capital Needs."

Part II.    OTHER INFORMATION


Item 3.     Defaults Upon Senior Securities.

The Company has a line of credit with Bank of the West with a borrowing limit of $10.0 million, secured by the Company's accounts receivable (the "Bank of the West Loan"). As of June 30, a total of $5.6 million was outstanding under the Bank of the West Loan. At June 30, 1996 the Company was not in compliance with covenants requiring a minimum quick ratio of 1.75 to one, minimum tangible net worth requirements and quarterly profitability requirements. The Company is in the process of seeking a waiver from Bank of the West with respect to these covenants. No assurance can be given that such waiver will be received.

The Company has a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment may not exceed $15.0 million and the commitment expires on December 30, 1996. As of June 30, 1996, the Company's outstanding indebtedness under this line of credit was approximately $10.5 million. All borrowings under this commitment are secured by the equipment purchased. At June 30, 1996, the Company was not in compliance with covenants requiring a minimum level of tangible net worth and a requirement for net income, as adjusted per the agreement, to exceed the current portion of debt by a ratio of 1.50 to one for the four most recent quarters. The Company has received a waiver from the CIT Group with respect to these covenants.

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on May 22, 1996, the holders of 5,944,259 shares of common stock representing 87% of the total votes eligible to be cast, adopted the following proposals by the following margins indicated:

     (1) The election of the following six candidates for director, to serve until the next Annual Meeting of Stockholders:

                                                  VOTES
                NAME               VOTES         WITHHELD
                ----               -----         --------
         Michael Gulett          5,906,070         38,189
         James L. Kochman        5,865,288         78,971
         Chiang Lam              5,906,263         37,996
         Chee Wai Kwok           5,906,063         38,196
         S. Atiq Raza            5,904,888         39,371
         George J. Collins       5,902,588         41,671

         (2) The ratification of Price Waterhouse LLP as independent accountants of the Company for the period ending December 31, 1996.

           VOTED FOR        VOTED AGAINST          ABSTAINED
           ---------        -------------          ---------
           5,906,021           18,205               20,033

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                11.1     Computation of net income (loss) per share
                         (see Note 2 of Notes to Condensed Financial Statements)

         (b)    Reports on Form 8-K

                None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PARADIGM TECHNOLOGY, INC.





Date:  August 8, 1996                                /s/ Robert C. McClelland
       ----------------------------                  --------------------------
                                                     Robert C. McClelland
                                                     Vice President Finance
                                                     (Principal Financial and
                                                     Accounting Officer)