Form 10-Q
period 1996-09-30
PARADIGM TECHNOLOGY INC /DE/
filed 1996-11-13
CIK 945699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from             to
                               -----------    -----------

Commission file number        0-26124
                              -------

         PARADIGM TECHNOLOGY, INC.
         ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                                    77-0140882
         ----------------------------------------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)

         71 VISTA MONTANA, SAN JOSE, CALIFORNIA                         95134
         ----------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip code)

         (408) 954-0500
         ----------------------------------------------------------------------
         Registrant's telephone number, including area code

         ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes    X          No
             -------          -------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes    X          No
             -------          -------

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of September 30, 1996 was 7,188,538.

                                TABLE OF CONTENTS

                                                                            Page

Part I.       Financial Information

              Item 1.  Financial Statements

                           Condensed Statements of Operations                  3
                           Condensed Balance Sheets                            4
                           Condensed Statements of Cash Flows                  5
                           Notes to Condensed Financial Statements          6-10

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           Results of Operations                           11-13
                           Liquidity and Capital Resources                 13-15
                           Other Factors That May Affect Future
                                Operating Results                          15-20

Part II.      Other Information

              Item 1.  Legal Proceedings                                      21

              Item 3.  Defaults Upon Senior Securities                        21

              Item 6.  Exhibits and Reports on Form 8-K                       22

Signature                                                                     22

Exhibit 10.1           1994 Stock Option Plan

Exhibit 11.1           Computation of Net Income (Loss) Per Share

Exhibit 27             Financial Data Schedule

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended               Nine Months Ended
                                             Sept. 30,        Sept. 30,        Sept. 30,    Sept. 30,
                                               1996             1995             1996          1995
                                               ----             ----             ----          ----

Sales, net                                  $   5,191         $ 14,003        $ 20,120       $ 36,917
Cost of goods sold                              8,501            8,328          29,770         22,156
                                            ---------         --------        --------       --------

Gross profit (loss)                            (3,310)           5,675          (9,650)        14,761
                                            ---------         --------        --------       --------

Operating expenses:
     Research and development                   1,657            1,263           4,596          3,367
     Selling, general, and
     administrative                             2,523            2,049           6,781          5,934
     Write-off of in-process
     technology acquired                           --               --           3,841            --
                                            ---------         --------        --------       --------
         Total operating expenses               4,180            3,312          15,218          9,301
                                            ---------         --------        --------       --------

Operating income (loss)                        (7,490)           2,363         (24,868)         5,460
Interest expense                                  305              326             910          1,106
Other income, net                                (515)            (295)           (918)          (330)
                                            ---------         --------        --------       --------

Income  (loss) before provision for
     income taxes                              (7,280)           2,332         (24,860)         4,684

Provision  (benefit) for income                    --              792          (1,125)         1,219
     taxes
                                            ---------         --------        --------       --------
Net income (loss)                           $  (7,280)         $ 1,540       $ (23,735)      $  3,465
                                            =========         ========       =========       ========

Net income  (loss) per share                $   (1.01)        $   0.21       $   (3.33)      $   0.58
                                            =========         ========       =========       ========

Weighted average shares
     outstanding                                7,184            7,242           7,133          5,984
                                            =========         ========       =========       ========


See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                       Sept. 30,     Dec. 31,
                                                         1996          1995
                                                         ----          ----

ASSETS:
Current Assets:
     Cash and cash equivalents                        $    871          $  4,015
      Short-term investments                                --            17,198
     Accounts receivable, net                            3,836            10,424
     Inventory                                           4,185             5,702
     Other current assets                                3,128             1,883
                                                      --------          --------
              Total current assets                      12,020            39,222
                                                      --------          --------
Property and equipment, net                             26,567            17,331
Other assets                                               281               179
                                                      --------          --------
                                                       $38,868           $56,732
                                                       =======           =======
LIABILITIES AND STOCKHOLDERS'EQUITY:
Current Liabilities:
     Line of credit                                    $ 2,100           $    --
     Current portion of long-term debt                   9,887             3,287
     Accounts payable and accrued liabilities            7,300             9,311
                                                       -------           -------
              Total current liabilities                 19,287            12,598
                                                       -------           -------

     Long-term debt, net of current portion                129             4,349
     Deferred rent                                         423               436
                                                       -------           -------
              Total liabilities                         19,839            17,383
                                                       -------           -------

Stockholders' Equity:
     Common stock                                       36,293            32,878
     Retained earnings (deficit)                       (17,264)            6,471
                                                       -------           -------
              Total stockholders' equity                19,029            39,349
                                                       -------           -------
                                                       $38,868           $56,732
                                                       =======           =======


See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                Sept. 30, 1996        Sept. 30, 1995
                                                                                --------------        --------------
Cash flows from operating activities:
     Net income (loss)                                                            $   (23,735)           $    3,465
     Adjustments to reconcile net income (loss)
     to net cash from operating activities:
         Depreciation and amortization                                                  4,395                 3,885
         Write-off of in-process technology acquired                                    3,841                    --
         Gain of sale of fixed assets                                                    (532)                   --
         Changes in operating assets and liabilities:
              Accounts receivable                                                       6,588                (1,627)
              Inventory                                                                 1,517                 1,108
              Other assets                                                               (916)                 (647)
              Accounts payable and accrued liabilities                                 (2,670)                3,979
              Prepetition liabilities paid                                                (34)                 (977)
                                                                                  -----------            ----------
Net cash provided by (used in) operating activities
before reorganization items paid                                                      (11,546)                9,186
     Reorganization items paid                                                             --                  (189)
                                                                                  -----------            ----------
         Net cash provided by (used in) operating activities                          (11,546)                8,997
                                                                                  -----------            ----------
Cash flows used in investing activities:
     Purchases of capital equipment                                                   (13,310)               (9,984)
     Sale of fixed assets                                                                 549                    --
     Purchases of short-term investments                                               (2,672)              (16,704)
     Sale of short-term investments                                                    19,870                    --
     Acquisition of New Logic net of cash acquired                                       (723)                   --
                                                                                  -----------            ----------
Net cash provided by (used in) investing activities                                     3,714               (26,688)
                                                                                  -----------            ----------
Cash flows from financing activities :
     Line of credit increase (decrease)                                                 2,100                (4,623)
     Payments on capital leases                                                            --                (7,747)
     Issuance of notes payable                                                         11,339                 9,300
     Principal payments on notes payable                                               (9,494)               (1,089)
     Issuance of common stock                                                             743                31,736
                                                                                  -----------            ----------
         Net cash provided by financing activities                                      4,688                27,577
                                                                                  -----------            ----------

Net increase (decrease) in cash and cash equivalents                                   (3,144)                9,886

Cash and cash equivalents:
     Beginning of period                                                                4,015                   135
                                                                                  -----------            ----------
     End of period                                                                $       871            $   10,021
                                                                                  ===========            ==========
Supplemental cash flow information:
     Interest paid                                                                $       797            $    1,115
                                                                                  ===========            ==========
     Income taxes paid                                                            $    1,067             $       --
                                                                                  ==========             ==========


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

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1995 audited financial statements, contained in the Company's Annual Report to Stockholders, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

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

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, and the first nine months of 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during the first nine months of 1996 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

This report on Form 10-Q for the quarter ended September 30, 1996 should be read in conjunction with the audited financial statements as of December 31, 1995, and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

NOTE 2:  Net Income (Loss) Per Share

Net loss per share for the three months ended September 30, 1996 is computed using the weighted average number of common shares outstanding. Common stock equivalents are excluded as their effect is anti-dilutive. Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants issued during the twelve months prior to the Company's initial public offering are included in the computations for periods presented through the initial public offering, whether they are anti-dilutive or not. The Company completed its initial public offering of 2,300,000 common shares on July 5, 1995 and shares issued are included in the weighted average computation only from the date of issuance. Accordingly, these shares result in a greater amount of average shares in 1996 compared to 1995.

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

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:  Balance Sheet Detail
                                                 September 30,      December 31,
                                                     1996               1995
                                                     ----               ----

Inventory (in thousands):
         Raw materials                               $   411            $   633
         Work in process                               2,923              4,307
         Finished goods                                  851                762
                                                     -------            -------
                                                     $ 4,185            $ 5,702
                                                     +======            +======

Property and equipment (in thousands):
         Machinery and equipment                     $32,141            $21,315
         Leasehold improvements                        5,757              3,622
         Furniture and fixtures                          639                264
                                                     -------            -------
                                                      38,537             25,201
         Less accumulated depreciation               (11,970)            (7,870)
                                                     -------            -------
                                                     $26,567            $17,331
                                                     =======            =======


NOTE 5:  Litigation

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. The court has scheduled a hearing on the demurrer for December 3, 1996. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6:  Subsequent Event

On November 8, 1996, the Company entered into a definitive Asset Purchase Agreement to sell its wafer fabrication facility to an unnamed company (the "Buyer") for an approximate aggregate compensation of $20,000,000, consisting of approximately $6,665,000 in cash, $7,535,000 in debt assumption and $5,800,000 in promissory notes (the "Fab Divestiture"). The Asset Purchase Agreement will terminate if the Fab Divestiture has not closed on or before November 30, 1996. In addition to the above described consideration, the Asset Purchase Agreement provides for, among other things, the Buyer to enter into a Wafer Manufacturing Agreement with the Company whereby the Buyer will supply a quantity of wafers to the Company over a specified period of time. Consummation of the Asset Purchase Agreement is subject to a number of conditions, including approval of the board of directors of each party, and no assurance can be given that the Fab Divestiture will occur. If the Fab Divestiture is consummated, Paradigm will have additional working capital and greatly reduced fixed manufacturing expenses.

NOTE 7:   Income Taxes

The Company's effective tax rate was 34.0% for the quarter ended June 30, 1995. The company's overall tax rate benefited from the use of net operating loss carryforwards. No provision was recorded for the first quarter of 1995 because the company incurred a net operating loss for tax purposes. During the three and nine month periods ended September 30, 1996 the Company recorded a loss for tax purposes. The Company recorded a tax benefit of $(1.1) million for the nine month period ended September 30, 1996 as a result of not providing a valuation allowance against the net operating loss generated due to the existence of carryback potential against previously paid taxes. At September 30, 1996, the Company had net operating loss carryforwards of approximately $4.6 million available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.

NOTE 8:   Line of Credit and Debt Agreements

The Company has a line of credit with Bank of the West with a borrowing limit of $10.0 million, secured by the Company's accounts receivable (the "Bank of the West Loan"). As of September 30, 1996, a total of $2.1 million was outstanding under the Bank of the West Loan. At September 30, 1996 the Company was not in compliance with covenants requiring a minimum quick ratio of 1.75 to one, a ratio of total liabilities to tangible net worth of less than 1.00 to 1.00, minimum tangible net worth requirements and quarterly profitability requirements. In November 1996 the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%.

The Company has a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment may not exceed $15.0 million and the commitment expires on December 30, 1996. As of September 30, 1996, the Company's

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

outstanding indebtedness under this line of credit was approximately $9.6 million. All borrowings under this commitment are secured by the equipment purchased. At September 30, 1996, the Company was not in compliance with covenants requiring a minimum level of tangible net worth and a requirement for net income, as adjusted per the agreement, to exceed the current portion of debt by a ratio of 1.50 to one for the four most recent quarters. At September 30, 1996 the Company has not received a waiver of these covenants from the CIT Group and has therefore classified all CIT Group debt as a current liability.

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

Results of Operations


Sales

The Company's net sales for the three and nine month periods ended September 30, 1996 decreased 63% and 45%, respectively, from the corresponding periods in fiscal year 1995. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1995. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 and first nine months of 1996, the market for SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during the first nine months of 1996 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

Gross Profit

Gross profit has decreased from $5.7 million and $14.8 million for the three and nine month periods ended September 30, 1995, respectively, to losses of $3.3 million and $9.7 million for the comparable periods in fiscal 1996. The decrease in gross profit resulted principally from industry-wide pricing pressures experienced by the Company in the March, June and September 1996 quarters caused by an oversupply in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the three quarters ended September 30, 1996 when compared to the three quarters ended September 30, 1995. In addition, in the quarter ended June 30, 1996 the Company provided $5.8 million to write down the value of inventory on hand to reflect reduced product demand and current industry pricing trends.

Gross profit for future periods may be affected by an agreement between the Company and Atmel Corporation ("Atmel"), pursuant to which Atmel has agreed to sell to the Company, at predetermined prices, a committed quantity of sub-micron wafers for five years, beginning in 1996, and by an agreement between the Company and NKK pursuant to which NKK has agreed to supply the Company with a significant quantity of 1M SRAMs of Paradigm's design each month for a three year period. The Company is not obligated to make any purchases under the agreements with Atmel and NKK. To the extent that market prices for 1M SRAM sub-micron wafers are higher than the prices payable to Atmel or NKK under these agreements, the Company's gross profit would tend to be higher than if the Company were to purchase sub-micron wafers or 1M SRAMs at market prices. Current market prices are lower than the prices payable to Atmel. The Company's conversion of its internal fabrication facility from five-inch to six-inch wafer manufacturing was completed during 1996 and has caused temporary declines in output and reductions in yield.

Research and Development

Research and development expenses increased to $1.7 million and $4.6 million in the three and nine month periods ended September 30, 1996 from $1.3 million and $3.4 million in the corresponding periods in fiscal 1995. As a percentage of revenues these expenses have increased to 32% and 23%, respectively, in the three and nine month periods ended September 30, 1996 from 9% in each of the comparable periods in 1995. Increased expenses result primarily from increased headcount required to support the Company's co-development activities with Atmel, new product introductions and other development activities. The Company expects research and development expenses in absolute dollars to increase through at least the end of 1996. In addition, research and development expenses increased in the three and nine month periods ended September 30, 1996 as a result of the Company's acquisition of New Logic Corporation in June 1996. Research and development expenses, as a percentage of revenue, have also increased as a result of the decline in revenue in the 1996 periods compared to the 1995 periods.


Selling, General and Administrative

Selling, general and administrative expenses were $2.5 million and $6.8 million in the three and nine month periods ended September 30, 1996, respectively, compared to $2.0 million and $5.9 million in the comparable periods in 1995. These expenses are expected to increase in the future in absolute dollars, as the Company increases its sales and marketing staff.

Interest Expense

Interest expense of $.3 million and $.9 million for the three and nine month periods ended September 30, 1996 compares to $.3 million and $1.1 million in the corresponding periods in fiscal 1995. This decrease in interest expense for the nine month period in 1996 reflects repayment of certain outstanding debt by the Company from the proceeds of its initial public offering which was subsequently replaced during the March and June 1996 quarters by new debt at lower interest rates. See "Liquidity and Capital Resources."


Other Income, Net

For the three and nine month periods ended September 30, 1996, other income, net, reflects interest income earned on the investment of the net proceeds to the Company from its initial public offering. In addition, the September 1996 quarter includes a gain on the sale of fixed assets of $.5 million.


Taxes

The Company's effective tax rate was 34.0% for the quarter ended June 30, 1995. The Company's overall tax rate benefited from the use of net operating loss carryforwards. No provision was recorded for the first quarter of 1995 because the Company incurred a net operating loss for tax purposes. During the three and nine month periods ended September 30, 1996 the Company recorded a loss for tax purposes. The Company recorded a tax benefit of $(1.1) million for the nine month period ended September 30, 1996 as a result of not providing a valuation allowance against the net operating loss generated due to the existence of carryback potential against previously paid taxes. At September 30, 1996, the Company had net operating loss carryforwards of approximately $4.6 million available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.


Liquidity and Capital Resources

The Company's operating, investing and financing activities used $3.1 million of cash in the nine months ended September 30, 1996 compared to generating $9.9 million of cash in the comparable period in 1995. Operating activities used $11.5 million in cash in 1996 versus the generation of $9.0 million of cash in 1995. This change of $20.5 million is primarily due to the loss of $23.7 million in the 1996 period compared to net income of $3.5 million in the 1995 period. The 1996 loss is partially offset by the write-off of in-process technology of $3.8 million associated with the Company's purchase of New Logic Corporation in June 1996. In addition, the decrease in accounts receivable in the 1996 period provided $8.2 million more cash than in 1995. The 1996 reduction in accounts receivable reflects the decrease of $8.8 million in net sales for the quarter ended September 30, 1996 compared to the third quarter of 1995. Accounts payable and accrued liabilities used $6.6 million more cash in 1996 than in 1995 due primarily to the cost of equipment purchased in the Company's conversion from five to six inch wafers.

Investing activities provided $3.7 million in 1996 compared to the use of $26.7 million in 1995. Capital equipment purchases increased from $10.0 million in the 1995 period to $13.3 million in the 1996 period as the Company continued its conversion from 5-inch wafers to 6-inch wafers in the Company's wafer fabrication facilities. In addition, the 1996 period included the sale of $17.2 million in short-term investments compared to the purchase of $16.7 million in short-term investments in the 1995 period.

Financing activities provided $4.7 million in the 1996 period compared to $27.6 million in the 1995 period. Borrowing under the Company's line of credit provided $2.1 million in the 1996 period compared to a use of $4.6 million in the 1995 period. The issuance of notes payable resulted in an increase of $2.0 million of cash provided in 1996 compared to 1995 as the issuance of notes payable increased to $11.3 in the 1996 period from $9.3 million in the 1995 period. The increase in notes payable in the 1996 period resulted from borrowings by the Company under its line of credit for equipment purchases with the CIT Group to acquire capital equipment required for the Company's 5-inch to 6-inch wafer conversion and test floor expansion. The 1996 and 1995 periods reflected capital lease or note payable payments of approximately $9.5 million and $8.8 million, respectively, as the Company retired debt by replacing it with new borrowings at lower interest rates.

In February, 1996 the Company replaced an existing line of credit with Greyrock Business Credit with a new line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings are limited to 80% of eligible receivables and interest is at prime. The line of credit is secured by the Company's accounts receivable and will continue until all obligations to Bank of the West have been satisfied. On February 27, 1996 the Company borrowed $5.6 million under the line of credit to pay off the outstanding balance of the Greyrock term notes. At September 30, 1996 the Company was not in compliance with covenants requiring a minimum quick ratio of 1.75 to 1.0, a ratio of total liabilities to tangible net worth of less than 1.00 to 1.00, minimum tangible net worth requirements and quarterly profitability requirements. In November 1996 the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%.

In addition, in February 1996, the Company obtained a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment may not exceed $15.0 million and the commitment expires on December 30, 1996. Borrowings under this line of credit bear interest at the U.S. Treasury rate for two year maturities plus 2.96% and are limited to 80% of the cost of eligible equipment. As of September 30, 1996, the Company's outstanding indebtedness under this line of credit was approximately $9.6 million. All borrowings under this commitment are secured by the equipment purchased. At September 30, 1996, the Company was not in compliance with covenants requiring a minimum level of tangible net worth and a requirement for net income, as adjusted per the agreement, to exceed the current portion of debt by a ratio of 1.50 to 1.0 for the four most recent quarters. At September 30, 1996 the Company has not received a waiver of these covenants from the CIT Group and has therefore classified all CIT Group debt as a current liability.

As of November 13, 1996, cash flow from operations and other existing sources of liquidity are not expected to be sufficient to meet the Company's projected working capital and other cash requirements through the end of 1996. The Company is currently seeking additional liquidity through the sale of its wafer fabrication facility in San Jose, California. No assurance can be given that such sale (which is subject to a number of conditions) will be consummated. See "Subsequent Events." If such sale is not consummated, the Company will be forced to pursue other sources of liquidity, including asset sales, equity financings, debt financings, bank financing, or other sources of liquidity. If the Company is unsuccessful in pursuing short-term liquidity, it will have to consider other options, including significant cost reductions, discontinuance of certain operations, debt restructuring, or protection from creditors pursuant to applicable laws. No assurances can be given that the Company will be successful in pursuing such sources of liquidity.

Subsequent Events

On November 8, 1996, the Company entered into a definitive Asset Purchase Agreement to sell its wafer fabrication facility to an unnamed company (the "Buyer") for an approximate aggregate compensation of $20,000,000, consisting of approximately $6,665,000 in cash, $7,535,000 in debt assumption and $5,800,000 in promissory notes (the "Fab Divestiture"). The Asset Purchase Agreement will terminate if the Fab Divestiture has not closed on or before November 30, 1996. In addition to the above described consideration, the Asset Purchase Agreement provides for, among other things, the Buyer to enter into a Wafer Manufacturing Agreement with the Company whereby the Buyer will supply a quantity of wafers to the Company over a specified period of time. Consummation of the Asset Purchase Agreement is subject to a number of conditions, including approval of the board of directors of each party, and no assurance can be given that the Fab Divestiture will occur. If the Fab Divestiture is consummated, Paradigm will have additional working capital and greatly reduced fixed manufacturing expenses.


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

The Company's recent operations have consumed substantial amounts of cash. As of November 13, 1996, cash flow from operations and other existing sources of liquidity are not expected to be sufficient to meet the Company's projected working capital and other cash requirements through the end of 1996. Moreover, the Company is not currently in compliance with the covenants of its principal loan agreements. See Item 3, "Defaults Upon Senior Securities". The Company is currently seeking additional liquidity through the sale of its wafer fabrication facility in San Jose, California. No assurance can be given that such sale (which is subject to a number of conditions) will be consummated. See "Subsequent Events". If such sale is not consummated, the Company will be forced to pursue other sources of liquidity, including asset sales, equity financings, debt financings, bank financing, or other sources of liquidity. If the Company is unsuccessful in pursuing short-term liquidity, it will have to consider other options, including significant cost reductions, discontinuance of certain operations, debt restructurings, or protection from creditors pursuant to applicable laws. No assurances can be given that the Company will be successful in pursuing such sources of liquidity.

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

The semiconductor industry is intensely competitive and is characterized by rapidly changing technology, short product life cycles, cyclical oversupply, and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution and other resources than the Company. The ability of the Company to compete successfully depends on elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature and success of its competitors and their product introductions, and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop and introduce in a timely manner products that compete effectively on the basis of product features (including speed, density, die size and packaging), availability, quality, reliability and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There is no assurance that the Company will be able to compete successfully in the future.

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

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including changes in manufacturing yields, changes in the mix of products sold, the timing of new product introductions by the Company or its competitors, cancellation or delays of purchases of the Company's products, the gain or loss of significant customers, the cyclical nature of the semiconductor industry, consequent fluctuations in customer demand for the Company's devices and the products into which they are incorporated, and competitive pressures on prices. A decline in demand in the markets served by the Company, lack of success in developing new markets or new products, or increased research and development expenses relating to new product introductions could have a material adverse effect on the Company. Moreover, because the Company sets spending levels in advance of each quarter based, in part, on expectations of product orders and shipping requirements during that quarter, a shortfall in revenue in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company. During the first nine months of 1996, the market for certain SRAM devices experienced a significant excess supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products, or reduce its costs per unit.

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During the first nine months of 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the controls of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

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

The Company has received a letter from Integrated Device Technology, Inc. ("IDT") asserting that Paradigm's products that incorporate a "burst mode" synchronous exchange into a single integrated SRAM chip infringe IDT's patent number 5,126,975 which was issued on June 30, 1992. The Company's products using this feature represented approximately 22% of the Company's sales for the year ended December 31, 1995 and 15% for the nine months ended September 30 1996. If IDT initiates litigation against Paradigm based on such patent, it will likely seek substantial damages and injunctive relief to prevent the Company from continuing to ship those of its products which IDT asserts infringe such patent. Under the patent laws, in certain circumstances, damage awards may be tripled. The Company intends to vigorously defend any such claim that may be prosecuted by IDT and, based on facts presently known, believes that it is not liable under the IDT patent. The Company expects that such patent claim will be vigorously prosecuted by IDT. No assurance can be given that the Company will be successful in the defense of any such claims. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claims, the Company's business and operating results would be materially adversely affected.

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. The court has scheduled a hearing on the demurrer for December 3, 1996. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is unsuccessful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claims, the Company's business and operating results would be materially adversely affected.

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

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. The court has scheduled a hearing on the demurrer for December 3, 1996. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted.


Item 3.  Defaults Upon Senior Securities.

The Company has a line of credit with Bank of the West with a borrowing limit of $10.0 million, secured by the Company's accounts receivable (the "Bank of the West Loan"). As of September 30, a total of $2.1 million was outstanding under the Bank of the West Loan. At September 30, 1996 the Company was not in compliance with covenants requiring a minimum quick ratio of 1.75 to one, a ratio of total liabilities to tangible net worth of less than 1.00 to 1.00, minimum tangible net worth requirements and quarterly profitability requirements. In November 1996 the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%.

The Company has a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment may not exceed $15.0 million and the commitment expires on December 30, 1996. As of September 30, 1996, the Company's outstanding indebtedness under this line of credit was approximately $9.6 million. All borrowings under this commitment are secured by the equipment purchased. At September 30, 1996, the Company was not in compliance with covenants requiring a minimum level of tangible net worth and a requirement for net income, as adjusted per the agreement, to exceed the current portion of debt by a ratio of 1.50 to one for the four most recent quarters. At September 30, 1996 the Company has not received a waiver of these covenants from the CIT Group and has therefore classified all CIT Group debt as a current liability.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1  1994 Stock Option Plan

                  11.1  Computation of net income (loss) per share
                        (see Note 2 of Notes to Condensed Financial Statements)

                  27    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARADIGM TECHNOLOGY, INC.


                                        /s/ Robert C. McClelland
Date:   November 11, 1996               ---------------------------------------
                                        Robert C. McClelland
                                        Vice President Finance
                                        (Principal Financial and Accounting
                                        Officer)