Form 10-K
period 1996-12-31
PARADIGM TECHNOLOGY INC /DE/
filed 1997-03-13
CIK 945699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended .................................... December 31, 1996

                                       OR

 |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-26124

                            PARADIGM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                        770140882-5
    ---------------------------------                       -------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

     694 Tasman Drive, Milpitas, CA                                95035
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

             (408) 954-0500
     -------------------------------
     (Registrant's telephone number,
          including area code)


           Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |X|

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7,582,869 on February 20, 1997 based on the last sale price as reported by the NASDAQ/National Market System.

         The aggregate number of outstanding shares of Common Stock, $.01 par value, of the registrant was 7,241,086 shares as of February 20, 1997.

         When used in this Form 10-K, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including factors relating to the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from Paradigm's suppliers and market conditions in the PC industry. For discussion of certain such risk factors, see "Business--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                                TABLE OF CONTENTS

                                                                            Page
Item                                                                        ----
----

PART I   ....................................................................  1

         ITEM 1.  BUSINESS...................................................  1
         ITEM 2.  PROPERTIES................................................. 16
         ITEM 3.  LEGAL PROCEEDINGS.......................................... 17
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.................................................... 18

PART II  .................................................................... 18
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS ............................... 18
         ITEM 6.  SELECTED FINANCIAL DATA ................................... 18
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION .............. 20
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 36
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................ 59

PART III .................................................................... 60
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT ................................................ 60
         ITEM 11. EXECUTIVE COMPENSATION .................................... 62
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ..................................... 65
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 67

PART IV  .................................................................... 69
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K ....................................... 69

SIGNATURES................................................................... 76

                                     PART I

ITEM 1.           BUSINESS.

         Paradigm Technology, Inc. ("Paradigm" or the "Company") designs and markets high speed, high density static random access memory ("SRAM") semiconductor devices to meet the needs of advanced telecommunications devices, networks, workstations, high performance PCs, advanced modems and complex military/aerospace applications. The Company focuses on high performance, 10 nanosecond ("ns") and faster SRAMs. For the year ended December 31, 1996, 10ns and faster SRAMs accounted for approximately 36% of the Company's sales. Paradigm believes its proprietary CMOS process and design technologies enable it to offer SRAMs with high speeds and small die sizes. Using a combination of innovative process architecture and design know-how, the Company was one of the first companies to introduce high speed CMOS SRAMs for three successive generations of product densities: 256 kilobit ("K"), one megabit ("M"), and 4M. Paradigm's customers include Hughes Network Systems, Motorola and US Robotics.

Recent Developments

         Sale of Manufacturing Operations. On November 15, 1996, Paradigm sold its wafer fabrication facility (the "Fab") to Orbit Semiconductor, Inc., a wholly owned subsidiary of DII Group, Inc. ("Orbit"). The Company received aggregate consideration of $20 million consisting of $6.7 million in cash, $7.5 million in debt assumption, and promissory notes in the aggregate principal amount of $5.8 million. The sale of the Fab resulted in a loss of $4.6 million, which was recorded in the fourth quarter of 1996.

         As a result of the sale of the Fab, Paradigm's future needs for wafers will need to be supplied by third parties. Orbit has agreed to supply the Company a specified quantity of wafers in exchange for specified credits against the promissory notes delivered in connection with the sale. The Company is also in the process of seeking wafer supply from offshore foundries who would provide 8-inch wafers using 0.35 micron process technology. See "Factors That May Affect Future Results-Dependence on Foundries and Other Third Parties."

         Sale of Preferred Stock. On January 23, 1997, Paradigm sold a total of 200 shares of 5% Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common
Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred Stock. The Preferred Stock is redeemable by the Company under certain limited circumstances. The Company shall not be required to issue shares of Common Stock equal to or greater than twenty percent (20%) of the Common Stock outstanding on the date of the initial issuance of the Preferred Stock. The Company is registering the maximum number of shares of Common Stock issuable upon conversion of the Preferred Stock.

         Shutdown of NewLogic Corporation Operations. In June 1996, the Company acquired NewLogic Corp. ("NewLogic") with the strategy to expand Paradigm's product line beyond SRAMs. In early 1997, the Company believed that it was in Paradigm's best interest to shut down the NewLogic operation and focus on Paradigm's core SRAM products and markets.

Industry Background

         Virtually all digital electronic systems, including cellular telephones, workstations, PCs and modems, contain memory devices. Over the past decade, the drive to reduce the size and increase the speed and functionality of electronic systems has required concurrent increases in the density and speed of memory devices used in these systems. The most widely used memory devices are dynamic random access memories ("DRAMs") and SRAMs. DRAMs are commercially available with higher densities than SRAMs, while SRAMs generally are capable of significantly higher speeds than DRAMs of comparable density. SRAMs achieve this speed advantage principally by incorporating more transistors in each memory cell, rendering SRAMs larger and more costly to manufacture. Until recently, DRAMs have produced acceptable performance levels at a lower cost and reduced size compared to SRAMs. However, the increased computing speeds of digital signal processors contained in advanced telecommunications equipment and recently introduced processors, such as Intel's Pentium and the PowerPC, have exceeded the ability of DRAMs to provide timely access to data. For example, to take advantage of the significantly increased performance capabilities of these new processors in high performance PCs, SRAMs are often used as cache memory between the processor and the DRAM main memory. The cache memory stores the most frequently or most recently used data from the DRAM main memory, enabling quicker access by the processor. When SRAMs are used to provide access to a high percentage of the information the processor requests, data access speeds can be greatly enhanced.

         The vast majority of SRAMs currently sold are industry standard asynchronous SRAMs that have only relatively simple interface logic and are required to operate only at normal commercial temperatures. Synchronous SRAMs, which operate at the same clock speed as the processor, are more complex and difficult to produce than asynchronous SRAMs because they combine SRAM memory with additional logic. Synchronous burst mode SRAMs permit high- end processors, such as the Pentium and PowerPC, to access data more quickly by allowing data bits to be transferred in blocks rather than one bit at a time. Both synchronous and asynchronous SRAMs vary in performance features, such as speed, density and temperature tolerance, which enable them to support various high-end applications. In addition, the demand for reduced power consumption in electronic products has resulted in an increasing demand for low voltage SRAM devices.

         Dataquest Incorporated, an information technology research firm, estimates that the worldwide market for SRAM products will grow from $6.7 billion in 1996 to $8.9 billion in 1999, with the market for sub-20ns SRAMs growing from $2.0 billion to $2.5 billion over the same period. In addition to high performance PCs, SRAMs are used in a variety of other electronics products. In commercial communications, SRAMs are used in both cellular base stations and digital cellular telephones. SRAMs are also increasingly used in high speed communication networks, such as Ethernet and FDDI-based networks. In military and aerospace systems, SRAMs can also provide the high performance memory required by fast military processors. For example, high speed military computers utilize high performance SRAMs in pattern recognition and command, control, and communication applications embedded in today's advanced electronic weapons, planes, and satellites.

The Company's Products

         Paradigm designs, manufactures and sells a broad range of SRAM products with various density, speed, configuration, temperature range and packaging options for a wide range of commercial, industrial, and military applications. The Company's products range in density from 256K to 4M. The Company's fastest products currently achieve 7ns access times, and for the year ended December 31, 1996, 10ns and faster SRAMs accounted for 36% of the Company's sales. The majority of Paradigm's products are available in two levels of power consumption, standard and low, and three temperature ranges, commercial, industrial, and military. Paradigm also offers its products in a wide variety of packaging options to accommodate various product features and cost considerations. Paradigm designs its SRAM packages and pinouts to meet the standards prescribed by the Joint Electron Device Engineering Council.

         Asynchronous SRAMs. Paradigm's asynchronous SRAM products include high speed 256K, 1M and 4M CMOS SRAMs. They are available in a variety of configurations and commercial and industrial temperature range versions, as well as military versions manufactured to comply with the most recent military specifications. Cellular phones represent a key application for Paradigm's asynchronous SRAMs, due largely to the wide temperature tolerances and speed of the Company's products.

         Synchronous SRAMs. Paradigm has introduced a family of high speed, synchronous burst mode CMOS SRAM devices, and has completed development of a family of pipelined burst mode devices. Key applications for the Company's synchronous SRAMs include workstations, high performance PCs and file servers with significant cache memory requirements.

         SRAM Modules. Paradigm offers SRAM modules in which multiple SRAMs are connected and grouped on a printed circuit board and sold as a single unit. Paradigm module offerings are designed to support the specific needs of the PC cache market and the requirements for JEDEC standard SRAM modules. The Company's PC cache module offerings include Intel COAST compliant modules and modules which support PowerPC CHRP based designs. The JEDEC standard module product offerings include modules ranging in size from

750Kb to 8Mb. These modules are used in a variety of applications including networking, communications, digital signal processing ("DSP") boards and memory testers.

         Products Under Development. Timely development and introduction of new products are essential to maintaining Paradigm's competitive position. The Company currently develops all of its products internally. Paradigm works closely with leading electronics manufacturers in order to anticipate and develop future generations of high performance SRAMs required by these customers. The Company's current design development objectives include synchronous SRAM devices for Pentium cache memory. The Company also intends to develop products to provide cache memory for the next generation of x86 processors, while continuing to design and produce very fast SRAM products for the telecommunications, networking and military/aerospace industries. Products currently under development include: asynchronous, low voltage SRAMs; synchronous burst pipelined SRAMs; modules for 90Mhz and faster Pentium cache memory; and special configuration SRAMs for cellular phone and modem applications. In addition, by working closely with customers, Paradigm is developing a line of module offerings. The Company believes that these modules will provide high quality, high value SRAM-based industry standard products, as well as custom solutions. In addition to new product development, the Company is focused on redesigning existing products to reduce manufacturing costs, increase yields, and increase the speeds of its products.

         The  SRAM  business  is  highly   cyclical  and  has  been  subject  to
significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 and throughout 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue.

         The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during 1996 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely effect the Company's operating results.

         The Company's future success will depend, in part, on its ability to offset expected price erosion through manufacturing cost savings, yield improvements and developing and introducing on a timely basis new products and enhanced versions of existing products which incorporate advanced features and command higher prices.

Customers and Applications

         Recent market trends, such as the rapid expansion of telecommunications, graphics, multimedia and networking applications and the proliferation of high-end workstations and PCs, have resulted in significant demand for high performance SRAMs. Paradigm has targeted this higher performance segment of the SRAM market, where it believes critical performance criteria such as speed and temperature tolerance are more highly valued.

         For the year ended December 31, 1995, Paradigm's sales of products to Motorola accounted for 28% of sales. Sales to Motorola during this period represented sales to several separate divisions of Motorola, which the Company believes make independent purchasing decisions. For the year ended December 31, 1996, Motorola, All American Semiconductor and Micron Technology accounted for 25%, 13% and 13%, respectively, of the Company's sales.

Sales and Marketing

         Paradigm sells its products in North America through a combination of a direct sales force, independent sales representatives and distributors. Direct sales personnel are responsible for calling on key accounts in North America and coordinating the activities of the Company's sales representatives. The Company has a sales manager in each of its regional sales offices in Boston, Chicago, Los Angeles, and San Jose. The Company sells its products in Asia and Europe through a network of distributors and independent sales representatives. Paradigm intends to expand the size of its direct sales force and the number of outside sales representatives to provide additional customer service and broaden its customer base.

         The Company's sales representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing the Company's products at any time. The Company's distributors are permitted to return to the Company any or all of the products purchased by them and are offered price protection. As is standard in the semiconductor industry, distributors are granted a credit for the difference, at the time of a price reduction, between the price they were originally charged for the products in inventory and the reduced price which the Company subsequently charges distributors. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions, usually to meet competitive prices. The Company believes that its relations with it sales representatives and distributors are good.

         In September 1994, Paradigm entered into a strategic relationship with National Semiconductor under which National Semiconductor made an equity investment in the Company and was granted exclusive marketing and sales rights to Paradigm's products in the military/aerospace market. Paradigm believes that National Semiconductor's significant expertise and longstanding customer relationships in the military/aerospace industries benefit the Company by facilitating access to these higher-margin markets.

         The Company believes that customer service and technical support are important competitive factors in selling to key customers. Paradigm emphasizes on-time delivery and quick responses to the demand changes of its customers. Paradigm has trained employees of its sales representatives and distributors to provide technical support, with Paradigm technical support engineers available to provide assistance with more difficult questions.

Backlog

         The Company's backlog includes all purchase orders that have been received, accepted, and scheduled for delivery. The Company counts in its backlog only those orders which it believes will be shipped within the next six months. Most orders in backlog are subject to delivery rescheduling, price renegotiations, and cancellation at the option of the purchaser, usually without penalty. As a result, although backlog may be useful for scheduling production, it may not be a reliable measure of sales for future periods. As of December 31, 1996, the Company's backlog was approximately $2.6 million.

Manufacturing

         On November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement whereby Orbit will supply a quantity of wafers to the Company over a specified period of time. The Company is also in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until late 1995, there had been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

Strategic Relationships

         Atmel Corporation. On April 28, 1995 Paradigm signed a five year License and Manufacturing Agreement (the "License Agreement") with Atmel, pursuant to which the

Company and Atmel installed the Company's 0.6 micron CMOS manufacturing process at Atmel's advanced wafer fabrication facility in Colorado Springs, Colorado in 1996. Pursuant to the License Agreement, each company will have a license to use this process technology as installed at Atmel's facility. The Atmel facility has agreed to manufacture six-inch wafers for the Company's current and future products using the Company's CMOS process. Atmel has agreed to sell to the Company, at predetermined prices, a committed quantity of sub-micron wafers each year during the five-year term of the License Agreement. Paradigm and Atmel also agreed to work together to migrate the CMOS process technology to 0.5 micron and
0.4 micron feature sizes. Pursuant to the License Agreement, Atmel also obtained a license to certain of the Company's existing SRAM products, and the Company obtained a license to a future Atmel SRAM product, in each case with specified royalties.

         NKK Corporation. Under several technology license and development agreements, the first two of which were executed in December 1990, Paradigm and NKK entered into various product development and technology licensing relationships, resulting in Paradigm's successful transfer of its 0.6 micron process technology to NKK's wafer fabrication facility in Japan. These relationships were modified in April 1995 by an agreement (the "1995 Agreement") which significantly simplified the relationship between the parties and substantially ended each party's obligation to disclose or deliver technological improvements to the other. Under the 1995 Agreement, NKK has agreed to supply Paradigm with a significant quantity of 1M SRAMs of Paradigm's design each month for a three year period in exchange for additional and expanded license rights with respect to certain proprietary technology. However, Paradigm is under no obligation to purchase the 1M SRAMs under the 1995 Agreement. In effect, the 1995 Agreement provides Paradigm with an important, discretionary ability to increase capacity on an as-needed basis. The Company began shipping SRAMs produced by NKK during the fourth quarter of 1995. The 1995 Agreement also rescinded NKK's right to restrict Paradigm from entering into other foundry relationships or granting additional licenses for the Company's products.

         National Semiconductor Corporation. In September 1994, Paradigm entered into a strategic relationship with National Semiconductor under which National Semiconductor markets Paradigm's products to customers in the military/aerospace industries. National Semiconductor also made an equity investment in the Company in connection with this strategic relationship.

Competition

         The   semiconductor   industry   is   intensely   competitive   and  is
characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution, and other resources than the Company. The Company's principal competitors in the high performance SRAM market include Motorola and Micron Technology. Other competitors in the SRAM market include Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution, Samsung and numerous other large and emerging semiconductor companies. In addition, other manufacturers can be expected to enter the high speed, high density SRAM market. The Company has also licensed the design and process technology for substantially all of its current products, including certain of its 256K, 1M and 4M products, to NKK Corporation ("NKK") and in the future may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Paradigm has also licensed to Atmel Corporation ("Atmel") the right to produce certain of its SRAM products, and as a result is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well.

         The ability of the Company to compete successfully depends on elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature, and success of its competitors and their product introductions, and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop, introduce, and manufacture in a timely manner products that compete effectively on the basis of product features (including speed, density, die size, and packaging), availability, quality, reliability, and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There is no assurance that the Company will be able to compete successfully in the future.

Patents and Licensed Technology

         The Company seeks to protect its proprietary technology by filing patent applications to obtain patents in the United States and foreign countries and by registering its circuit designs pursuant to the U.S. Semiconductor Chip Protection Act of 1984. The Company also relies on trade secrets and confidential technological know-how in the conduct of its business. As of December 31, 1996, the Company held 15 U.S. patents and one Canadian patent, and had four U.S. and 15 foreign patent applications pending. The Company believes that its patent portfolio strengthens its negotiating position with respect to technology disputes that may occur in the future.

         The Company intends to continue to pursue patent, trade secret, and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantage to the

Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

         In December 1990, as part of an agreement terminating a strategic relationship with AT&T, the Company entered into a nonexclusive license agreement with AT&T giving the Company a license to use all AT&T-owned, semiconductor-related patents over a period of eight years. Under the agreement, the Company agreed to pay AT&T a royalty of 0.75% of revenue for each product produced by the Company. Under the same agreement, the Company licensed to AT&T its poly-iso structure for a similar royalty.

         The Company has also entered into certain technology agreements with Atmel and NKK.

Environmental Matters

         The Company believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations, or competitive position.

Employees

         As of December 31, 1996, the Company had 85 employees, of whom 18 were engaged in research and development and engineering, 10 in marketing, sales, and customer support, 44 in manufacturing, 8 in finance and 5 in administration. The Company's employees are not represented by a collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

Factors That May Affect Future Results

         The operations and business prospects of the Company are subject to certain qualifications based on potential business risks faced by the Company. This Form 10-K should be reviewed in light of the potential effects of events that may occur as outlined in the following risk factors. Readers of this report should consider carefully the following risk factors in addition to the other information presented in this Form 10-K.

         Uncertainty of Future Profitability; Need for Additional Funds. For the year ended December 31, 1996 the Company reported a net loss of $36.4 million. The sale of the Company's wafer fabrication facility in November 1996, resulted in a loss of $4.6 million, which was recorded in the fourth quarter of 1996.

         The Company's recent operations have consumed substantial amounts of cash. The Company believes that cash flow from operations and other existing and potential sources of liquidity will be sufficient to meet its projected working capital and other cash requirements through at least the remainder of 1997. However, there can be no assurance that the Company will not need additional capital and if so that such capital can be successfully obtained on terms acceptable to the Company or at all. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

         Fluctuations in Quarterly Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including changes in manufacturing yields by contracted manufacturers, changes in the mix of products sold, the timing of new product introductions by the Company or its competitors, cancellation or delays of purchases of the Company's products, the gain or loss of significant customers, the cyclical nature of the semiconductor industry and the consequent fluctuations in customer demand for the Company's devices and the products into which they are incorporated, and competitive pressures on prices. A decline in demand in the markets served by the Company, lack of success in developing new markets or new products, or increased research and development expenses relating to new product introductions could have a material adverse effect on the Company. Moreover, because the Company sets spending levels in advance of each quarter based, in part, on expectations of product orders and shipments during that quarter, a shortfall in revenue in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company. Beginning in late 1995 and continuing into 1996, the market for certain SRAM devices experienced a significant excess supply relative to demand, which resulted in a significant downward trend in prices. The market for the Company's products could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products, or reduce its costs per unit.

         Dependence on New Products and Technologies. The market for the Company's products is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Average selling prices for many of the Company's products have generally decreased over the products' life cycles in the past and are expected to decrease in the future. Accordingly, the Company's future success will depend, in part, on its ability to develop and introduce on a timely basis new products and enhanced versions of its existing products which incorporate advanced features and command higher prices. The success of new product introductions and enhancements to existing products depends on several factors, including the Company's ability to develop and implement new product designs, achievement of acceptable production yields, and market acceptance of customers' end products. In the past, the Company has experienced delays in the development of certain new and enhanced products. Based upon the increasing complexity of both modified versions of existing products and planned new products, such delays could occur again in the future. Further, the cost of development can be significant and is difficult to forecast. In addition, there can be no assurance that any new or enhanced products will achieve or maintain market acceptance. If the Company is unable to design, develop and introduce competitive products or to develop new or modified designs on a timely basis, the Company's operating results will be materially adversely affected.

         Dependence on Foundries and Other Third Parties. On November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement whereby Orbit will supply a quantity of wafers to the Company over a specified period of time. The Company is also in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

         Semiconductor Industry; SRAM Market. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

         Litigation. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have served the Paradigm Defendants with a first set of requests to produce documents, to which the Paradigm Defendants are currently responding. Plaintiffs have also filed a motion for class certification which is set for hearing on April 15, 1997. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, was filed. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. None of the Paradigm Defendants have been served in this new action. The Paradigm Defendants believe because the new action appears redundant it is subject to the demurrer which the Court sustained in the first class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants.

         Product and Customer Concentration; Dependence on Telecommunications and Computer Industries. Currently, substantially all of the Company's sales are derived from the sale of SRAM products. Additionally, a substantial portion of the Company's sales is derived from a relatively small number of customers. For the year ended December 31, 1995, Motorola accounted for 28% of the Company's sales, and for the year ended December 31, 1996, Motorola, All American Semiconductor and Micron Technology accounted for 25%, 13% and 13%, respectively, of the Company's sales. Substantially all of the Company's products are incorporated into telecommunications and computer-related products. The telecommunications and computer industries have recently experienced strong unit sales growth, which has increased demand for integrated circuits, including the memory products offered by the Company. However, these industries have from time to time experienced cyclical, depressed business conditions. Such industry downturns have historically resulted in reduced product demand and declining average selling prices. The Company's business and operating results could be materially and adversely affected by a downturn in the telecommunications or computer industries in the future.

         Competition. The semiconductor industry is intensely competitive and is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution, and other resources than the Company. The Company's principal competitors in the high performance SRAM market include Motorola and Micron Technology. Other competitors in the SRAM market include Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution, Samsung and numerous other large and emerging semiconductor companies. In addition, other manufacturers can be expected to enter the high speed, high density SRAM market. The Company has also licensed the design and process technology for substantially all of its current products, including certain of its 256K, 1M and 4M products, to NKK Corporation ("NKK") and in the future may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Paradigm has also licensed to Atmel Corporation ("Atmel") the right to produce certain of its SRAM products, and as a result is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well.

         The ability of the Company to compete successfully depends on elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature, and success of its competitors and their product introductions, and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop, introduce, and manufacture in a timely manner products that compete effectively on the basis of product features (including speed, density, die size, and packaging), availability, quality, reliability, and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There is no assurance that the Company will be able to compete successfully in the future.

         Dependence on Patents, Licenses and Intellectual Property; Potential Litigation. The Company intends to continue to pursue patent, trade secret, and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantage to the Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

         International Operations. Approximately 28% and 25% of the Company's sales in the years ended December 31, 1995 and 1996, respectively, were attributable to sales outside the United States, primarily in Asia and Europe, and the Company expects that international sales will continue to represent a significant portion of its sales. In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan, or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.

         Employees; Management of Growth. The Company's future success will be heavily dependent upon its ability to attract and retain qualified technical, managerial, marketing and financial personnel. The Company has experienced a high degree of turnover in personnel, including at the senior and middle management levels. The competition for such personnel is intense and includes companies with substantially greater financial and other resources to offer such personnel. There can be no assurance that the Company will be able to attract and retain the necessary personnel, or successfully manage its expansion, and any failure to do so could have a material adverse effect on the Company.

         Potential Volatility of Stock Price. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $37.25 in August 1995 to a low of $1.38 in February 1997. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

         Antitakeover Effect of Certain Charter Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company. The issuance of Preferred Stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

ITEM 2.           PROPERTIES.

         The Company leases its 20,000 square foot principal facility in Milpitas, California pursuant to a lease that expires in January 2002. The Company also has domestic sales offices in the Boston, Chicago, Los Angeles and San Jose metropolitan areas. The Company believes that the size of its existing facility is adequate to meet its current needs.

ITEM 3.           LEGAL PROCEEDINGS.

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by plaintiffs. Plaintiffs have served the Paradigm Defendants with a first set of requests to produce documents, to which the Paradigm Defendants are currently responding. Plaintiffs have also filed a motion for class certification which is set for hearing on April 15, 1997. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted. The Paradigm Defendants will vigorously defend the action and, subject to the inherent uncertainties of litigation and based upon facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations.

         On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, was filed. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. None of the Paradigm Defendants have been served in this new action. The Paradigm Defendants believe because the new action appears redundant it is subject to the demurrer which the Court sustained in the first class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants.

         Other than as set forth above, there are no material pending legal proceedings against the Company or as to which any of its property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

         (a) Common Stock Price Range. The Common Stock of the Company began trading publicly on the Nasdaq National Market on June 28, 1995 under the symbol PRDM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the present policy of the Company to reinvest earnings of the Company to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock on the Nasdaq National Market.

                                                               High         Low
                                                               ----         ---

Fiscal Year ended December 31, 1995
         Second Quarter (from June 28, 1995)                 $23.25      $17.25
         Third Quarter                                        37.25       22.25
         Fourth Quarter                                       30.25       12.00
Fiscal Year ended December 31, 1996
         First Quarter                                        19.00        8.25
         Second Quarter                                       12.00        6.25
         Third Quarter                                         7.38        3.88
         Fourth Quarter                                        5.50        2.06


         (b) As of December 31, 1996, there were approximately 259 stockholders of record. The Company has never paid a dividend and has no current plans to do so.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                       Selected Financial Data
                                              (in thousands, except per share amounts)

                                                   Pre-Reorganization(1)                               Post-Reorganization(1)
                                       ------------------------------------------------------    --------------------------------
                                                                                     April 1     June 21
                                                                                        to          to           Year Ended
                                             Year Ended March 31,                    June 20,    Dec. 31,         Dec. 31,
                                       -------------------------------------------   --------    --------    --------------------
                                          1991        1992        1993       1994     1994(2)     1994(2)       1995        1996
                                       --------    --------    --------   --------   --------    --------    --------    --------
Statement of Operations Data:
Sales, net .........................   $  3,253    $ 12,602    $ 24,827   $ 31,844   $  6,033    $ 19,690    $ 51,923    $ 23,202
License income .....................      4,000       2,000        --         --         --          --          --          --
Cost of goods sold .................      7,635      15,123      28,465     26,283      5,895      12,881      31,033      36,364
                                       --------    --------    --------   --------   --------    --------    --------    --------

Gross profit (loss) ................       (382)       (521)     (3,638)     5,561        138       6,809      20,890     (13,162)
                                       --------    --------    --------   --------   --------    --------    --------    --------

Operating expenses:
Research and development(3) ........      2,251       1,291       1,980      1,148      1,192       1,920       4,621       6,243
Selling, general and administration       3,475       4,681       6,007      5,555      1,191       3,004       8,107       9,497
Loss on sale of wafer fabrication
    facility .......................       --          --          --         --         --          --          --         4,632(7)
Write-off of in-process technology
    acquired .......................       --          --          --         --         --          --          --         3,841(7)
Contract termination ...............      2,250        --          --         --         --          --          --          --
                                       --------    --------    --------   --------   --------    --------    --------    --------
Total operating expenses ...........      7,976       5,972       7,987      6,703      2,383       4,924      12,728      24,213
                                       --------    --------    --------   --------   --------    --------    --------    --------
Operating income (loss) ............     (8,358)     (6,493)    (11,625)    (1,142)    (2,245)      1,885       8,162     (37,375)
Interest expense ...................        958       2,609       3,824      3,286        518         721       1,369       1,121
Other (income) expense, net(4) .....        682         381       2,417       (218)       (17)        (44)       (615)       (946)
                                       --------    --------    --------   --------   --------    --------    --------    --------
Income (loss) before extraordinary
    gain and provision (benefit)
    for income taxes ...............    (9,998)     (9,483)    (17,866)    (4,210)    (2,746)      1,208       7,408     (37,550)
Extraordinary gain(5) ..............       --          --          --         --       12,990        --          --          --
Provision (benefit) for income taxes       --          --          --         --         --          --         2,145      (1,125)
                                       --------    --------    --------   --------   --------    --------    --------    --------
Net income (loss) ..................   $ (9,998)   $ (9,483)   $(17,866)  $ (4,210)  $ 10,244    $  1,208    $  5,263    $(36,425)
                                       ========    ========    ========   ========   ========    --------    ========    ========
Net income (loss) per share(6) .....                                                             $   0.23    $   0.83    $  (5.16)
                                                                                                 --------    --------    --------
Weighted average shares(6) .........                                                                5,355       6,314       7,060


                                                   Pre-Reorganization(1)                              Post-Reorganization(1)
                                       ------------------------------------------------------    ------------------------------
                                                         March 31,                                          December 31,
                                       ------------------------------------------------------    ------------------------------
                                            1991        1992        1993        1994                1994        1995      1996
                                         --------    --------    --------    --------            --------    --------   -------
Balance Sheet Data:
Cash, cash equivalents and short-term
    investments ......................   $  2,501    $   --      $    311    $     52            $    135    $ 21,213   $    587
Working capital (deficit) ............       (774)    (14,964)    (28,226)    (26,324)             (2,243)     26,624       (392)
Total assets .........................     21,134      31,013      24,238      18,591              19,421      56,732     17,742(8)
Total debt and obligations under
    capital leases ...................     11,097      20,440      26,471      25,847              12,620       7,636        374
Retained earnings (accumulated deficit    (22,244)    (32,788)    (50,654)    (54,864)              1,208       6,471    (29,954)
Total stockholders' equity (deficit) .      6,485     (31,743)    (45,292)    (49,488)              2,345      39,349      6,344
Mandatorily redeemable preferred stock     27,835      27,835      32,821      33,753                --          --         --

----------

(1)  On June 21, 1994,  the Company  consummated  a plan of  reorganization  (the  "Reorganization")  which  established  a new accounting basis. See "Management's  Discussion and Analysis of Financial  Condition and Results of Operations" and Note 4
     of Notes to  Financial  Statements  for a  discussion  of the lack of  comparability  of  periods  before  and  after  the
     Reorganization.
(2)  The period ended December 31, 1994 had ten more days than the normal six month period.
(3)  Net of co-development  funding from a stockholder of $1,423, $5,957, $5,177 and $4,283 for the years ended March 31, 1991,
     1992, 1993 and 1994, respectively.
(4)  The year ended March 31, 1993 includes a penalty payment of $2,000 related to a lease consolidation agreement.



(5)  The period ended June 20, 1994 includes a $12,990 extraordinary gain resulting from the cancellation of liabilities in the
     Reorganization.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of
     Notes to Financial Statements.
(6)  See Note 2 of Notes to Financial  Statements  for an explanation  of the  computation of net income (loss) per share.  Per share data for the periods preceding the consummation of the  Reorganization is not presented because it is not comparable to the similar information for the periods after the Reorganization.
(7)  The year ended December 31, 1996 includes  charges of $4,632  resulting from the sale of the Company's  wafer  fabrication facility and $3,841 related to the Company's  acquisition of NewLogic.  See Note 13 and Note 8, respectively,  of Notes to
     Financial Statements.
(8)  The Company sold its wafer fabrication facility in 1996. See Note 13 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results."

Overview

         Paradigm was founded in January 1987 and focused its initial development efforts primarily on high speed 256K and 1M SRAMs, producing its first prototype product in 1988. In July 1989 the Company began operating its wafer fabrication facility in San Jose, California and in April 1990 shipped its first commercial products, high speed 256K SRAMs. In July 1990 and October 1993, respectively, Paradigm began shipping 1M SRAMs and limited quantities of 4M SRAMs. On November 15, 1996, the Company sold its Fab to Orbit. See "Sale of Wafer Fabrication Facility."

         From its inception through its Reorganization in June 1994, the Company incurred substantial operating losses as it developed its technology and manufacturing processes. During this period, the Company incurred significant indebtedness to fund its operations, including capital expenditures associated with its wafer fabrication facility. This increasing indebtedness resulted in a significant increase in interest expense, which negatively impacted cash flow. In addition, the Company incurred operating losses due to manufacturing inefficiencies and a less than optimal sales mix that was comprised primarily of customers in lower margin markets. Specifically, prior to the Reorganization, many of the Company's suppliers temporarily suspended shipments or demanded payment in cash prior to delivery of products. In addition, due to the Company's urgent cash needs, it sold the majority of its high performance SRAM products into lower margin commodity markets, resulting in reduced sales and lower margins than would otherwise have been achievable. In January 1994 the Company concluded that it could not meet its debt obligations and began to develop a plan for restructuring its debt and capital structure. See "Chapter 11 Reorganization."

         Prior to the Reorganization, Paradigm's new management team adopted a strategy of focusing on emerging markets for higher performance asynchronous and synchronous SRAMs and specialty products. This emphasis on the higher end of the SRAM market was facilitated by the Reorganization, which gave the Company the financial flexibility and time to target high- end markets for its high performance products. As a result of Paradigm's change in marketing strategy, the Company made a transition from a customer base composed largely of contract manufacturers to one increasingly represented by market leading product developers, resulting in increased sales to the Company's targeted markets in the telecommunications, networking, workstation, high performance PC and military/aerospace industries.

         Beginning in late 1995 and continuing into 1996 the Company has experienced significant decreases in average selling prices for certain products. Such price decreases have had an adverse effect on the Company's operating results. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines.

Chapter 11 Reorganization

         On February 23, 1994, the Company entered into a letter of intent with ACMA Limited ("ACMA") and a letter of intent with National Semiconductor Corporation ("National Semiconductor") to restructure its obligations and provide additional capital to the Company. On March 30, 1994 and pursuant to the ACMA letter of intent, the Company filed in the United States Bankruptcy Court for the Northern District of California (the "Court") a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 7, 1994, the Company filed its initial Plan of Reorganization with the Court. On May 24, 1994, after further negotiations between the Company and the Official Committee of Unsecured Creditors in its bankruptcy proceeding, the Company filed its Third Amended Joint Plan of Reorganization (the "Plan"). On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994.

         The Plan provided for the elimination of a significant portion of the Company's indebtedness and a significant reduction in its interest expense. At the time of filing of the Company's Chapter 11 proceeding, the Company's indebtedness, consisting of bank and other borrowings, capital lease obligations and trade payables, amounted to $33.9 million, and the Company had an accumulated deficit of $52.7 million. The Plan provided for a substantial restructuring of this indebtedness through reduction or elimination of certain amounts owed, based on the order of priority of claims in the Reorganization. Accordingly, bank borrowings and secured borrowings were repaid in full, capital lease obligations were restructured, and holders of trade payables and other unsecured borrowings received cash in the amount of 5% of allowed claims, promissory notes in the amount of 25% of allowed claims, and shares of Common Stock of the Company equal to 8.5% of the capital stock of the Company on a fully diluted basis. Under the Plan, the rights and interests of the Company's equity holders at that time were terminated. In addition, pursuant to letters of intent with the Company, ACMA and

National Semiconductor purchased shares of preferred stock of the Company for an aggregate purchase price of $6.0 million. See Note 3 of Notes to Financial Statements.

         In connection with the Reorganization, the Company's basis of accounting for financial reporting purposes changed, effective June 21, 1994, as follows: (i) the Company's assets and liabilities reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, (ii) the Company's accumulated deficit was eliminated, and
(iii) the Company's capital structure was adjusted to reflect consummation of the Plan. Accordingly, the Company's results of operations after June 20, 1994 are not comparable to the results of operations prior to that date, and the results of operations for the periods from April 1, 1994 to June 20, 1994 and from June 21, 1994 to December 31, 1994 have not been aggregated. Further, the financial position of the Company on or after June 21, 1994 is not comparable to its financial position at any date prior thereto. See Note 4 of Notes to Financial Statements.

Sale of Wafer Fabrication Facility

         In fiscal 1996 the Company adopted a strategy of having its products manufactured at outside foundries to provide greater flexibility and lower fixed costs. In that respect, on November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement whereby Orbit will supply a quantity of wafers to the Company over a specified period of time. The Company is also in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the product ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

         The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred. See Note 13 of Notes to Financial Statements.

         Orbit paid to the Company aggregate consideration of $20,000,000 consisting of $6.7 million in cash, assumption of $7.5 million of indebtedness associated with and secured by the Fab, and promissory notes in the aggregate principal amounts of $5.8 million. The Company also executed a short-term sublease with Orbit pursuant to which it will occupy office space at its principal offices not associated with the Fab.

         The following table sets forth the total costs of $4.6 million recorded in 1996 related to the sale of the wafer fabrication facility (in thousands):

                                                  Benefit (Charge)
                                                  Recorded in 1996
                                                  ----------------

     Sale proceeds..............................    $  20,000
     Less:  Cost of inventory, fixed
     assets and other assets sold...............      (21,480)
                                                    ---------
                                                       (1,480)
     Adverse purchase commitment................       (1,920)
     Professional fees..........................         (360)
     Lease buyout...............................         (225)
     Other costs................................         (647)
                                                    ---------

     Loss on sale...............................    $  (4,632)
                                                    =========


         In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

         The Company also implemented a reduction in the work force of approximately 35 employees and took a charge of approximately $150,000 in the fourth quarter associated with severance payments and other related costs.


         The  following  tables  set  forth  certain   unaudited   statement  of
operations data for each of the eleven quarters in the period ended December 31,
1996,  and such data  expressed as a percentage of the Company's  total revenues for the periods indicated.  This data has been derived from unaudited  financial
statements  that,  in  the  opinion  of  management,   include  all  adjustments
(consisting  only  of  normal  recurring   adjustments)  necessary  for  a  fair
presentation of such information and have been prepared on the same basis as the audited financial  statements.  Such statement of operations data should be read in  conjunction  with the  Company's  audited  financial  statements  and  notes thereto.  The  results  of  operations  for  any  quarter  are  not  necessarily indicative  of the results to be expected  for any future  period.  See "Factors
That May Affect Future Results--Fluctuations in Quarterly Results."


                                            Quarterly Financial Data
                                                 (in thousands)

(Unaudited)                                                            Post-Reorganization
                                                 ---------------------------------------------------------
                                                             Three-Month Period Ended               Year
                                                 --------------------------------------------       Ended
                                                 March 31,    June 30,   Sept. 30,   Dec. 31,     Dec. 31,
                                                    1996        1996        1996        1996         1996
                                                 --------    --------    --------    --------    --------
Sales, net ...................................   $ [    $  4,002    $  5,191    $  3,082    $ 23,202
Cost of goods sold ...........................      7,275      13,994       8,501       6,594      36,364
                                                 --------    --------    --------    --------    --------
  Gross profit (loss) ........................      3,652      (9,992)     (3,310)     (3,512)    (13,162)
                                                 --------    --------    --------    --------    --------

Operating expenses:
  Research and development ...................      1,316       1,623       1,657       1,647       6,243
  Selling, general and administrative ........      1,940       2,318       2,523       2,716       9,497
Loss on sale of wafer fabrication facility ...       --          --          --         4,632       4,632
Write-off of in-process technology acquired ..       --         3,841        --          --         3,841
                                                 --------    --------    --------    --------    --------
      Total operating expenses ...............      3,256       7,782       4,180       8,995      24,213
                                                 --------    --------    --------    --------    --------
Operating income (loss) ......................        396     (17,774)     (7,490)    (12,507)    (37,375)
Interest expense .............................        241         364         305         211       1,121
Other income, net ............................       (204)       (199)       (515)        (28)       (946)
                                                 --------    --------    --------    --------    --------
Income (loss) before provision (benefit) for
  income taxes ...............................        359     (17,939)     (7,280)    (12,690)    (37,550)
Provision (benefit) for income taxes .........        122      (1,247)       --          --        (1,125)
                                                 --------    --------    --------    --------    --------
Net income (loss) ............................   $    237    $(16,692)   $ (7,280)   $(12,690)   $(36,425)
                                                 ========    ========    ========    ========    ========




                                                                     Post-Reorganization
                                               ---------------------------------------------------------
                                                           Three-Month Period Ended               Year
                                               --------------------------------------------       Ended
                                               March 31,    June 30,   Sept. 30,   Dec. 31,     Dec. 31,
                                                  1996        1996        1996        1996         1996
                                               --------    --------    --------    --------    --------

Sales, net....................................   100%        100%         100%        100%        100%
Cost of goods sold ...........................    67         350          164         214         157
                                                ----        ----         ----        ----        ----
  Gross profit (loss) ........................   33        (250)         (64)       (114)        (57)
                                                ----        ----         ----        ----        ----

Operating expenses:
  Research and development....................    12          40           32          54          27
  Selling, general and administrative.........    18          58           48          88          41
Loss on sale of wafer fabrication facility ...    --          --           --         150          20
Write-off of in-process technology acquired ..    --          96           --          --          16
                                                ----        ----         ----        ----        ----
      Total operating expenses................    30         194           80         292         104
                                                ----        ----         ----        ----        ----
Operating income (loss) ......................     3        (444)        (144)       (406)       (161)
Interest expense .............................     2           9            6           7           5
Other income, net ............................    (2)         (5)         (10)         (1)         (4)
                                                ----        ----         ----        ----        ----
Income (loss) before provision (benefit) for
  income taxes................................     3        (448)        (140)       (412)       (162)
Provision (benefit) for income taxes .........     1         (31)          --          --          (5)
                                                ----        ----         ----        ----        ----
Net income (loss) ............................     2%       (417)%       (140)%      (412)%      (157)%
                                                ====        ====         ====        ====        ====


                               Quarterly Financial Data
                                    (in thousands)

(Unaudited)                                            Post-Reorganization
                                 ---------------------------------------------------------
                                             Three-Month Period Ended               Year
                                 --------------------------------------------       Ended
                                 March 31,    June 30,   Sept. 30,   Dec. 31,     Dec. 31,
                                    1995        1995        1995        1995         1995
                                 --------    --------    --------    --------    --------
Sales, net ...................   $ 10,837    $ 12,077    $ 14,003    $ 15,006    $ 51,923
Cost of goods sold ...........      6,584       7,244       8,328       8,877      31,033
                                 --------    --------    --------    --------    --------
  Gross profit ...............      4,253       4,833       5,675       6,129      20,890
                                 --------    --------    --------    --------    --------
Operating expenses:
  Research and development ...        891       1,213       1,263       1,254       4,621
  Selling, general and
      administrative .........      1,914       1,971       2,049       2,173       8,107
                                 --------    --------    --------    --------    --------
      Total operating expenses      2,805       3,184       3,312       3,427      12,728
                                 --------    --------    --------    --------    --------
Operating income .............      1,448       1,649       2,363       2,702       8,162
Interest expense .............        382         398         326         263       1,369
Other income, net ............        (32)         (3)       (295)       (285)       (615)
                                 --------    --------    --------    --------    --------
Income before provision for
  income taxes ...............      1,098       1,254       2,332       2,724       7,408
Provision for income taxes ...       --           427         792         926       2,145
                                 --------    --------    --------    --------    --------
Net income ...................   $  1,098    $    827    $  1,540    $  1,798    $  5,263
                                 ========    ========    ========    ========    ========


                                                              Post-Reorganization
                                        ---------------------------------------------------------
                                                    Three-Month Period Ended               Year
                                        --------------------------------------------       Ended
                                        March 31,    June 30,   Sept. 30,   Dec. 31,     Dec. 31,
                                           1995        1995        1995        1995         1995
                                        --------    --------    --------    --------    --------

Sales, net..............................  100%        100%         100%        100%        100%
Cost of goods sold .....................   61          60           59          59          60
                                          ---         ---          ---         ---         ---
  Gross profit..........................   39          40           41          41          40
                                          ---         ---          ---         ---         ---
Operating expenses:
  Research and development..............    8          10            9           8           9
  Selling, general and
      administrative....................   18          16           15          15          15
                                          ---         ---          ---         ---         ---
      Total operating expenses..........   26          26           24          23          24
                                          ---         ---          ---         ---         ---
Operating income........................   13          14           17          18          16
Interest expense.......................    3           3            2           2           3
Other income, net.......................   --          --           (2)         (2)         (1)
                                          ---         ---          ---         ---         ---
Income before provision for
  income taxes..........................   10          11           17          18          14
Provision for income taxes..............   --           4            6           6           4
                                          ---         ---          ---         ---         ---
Net income..............................   10%          7%          11%         12%         10%
                                          ===         ===          ===         ===         ===

                            Quarterly Financial Data
                                 (in thousands)

(Unaudited)                             Pre-Reorganization   Post-Reorganization
                                        ------------------   -------------------
                                                  Three Month Period Ended
                                        ----------------------------------------
                                          June 20,          Sept. 30,   Dec. 31,
                                           1994(1)           1994(1)       1994
                                          --------         --------    ---------

Sales, net ............................   $  6,033         $  9,684    $ 10,006
Cost of goods sold ....................      5,895            6,574       6,307
                                          --------         --------    --------
  Gross profit ........................        138            3,110       3,699
                                          --------         --------    --------
Operating expenses:
  Research and development ............      1,192            1,028         892
  Selling, general and administrative .      1,191            1,433       1,571
                                          --------         --------    --------
     Total operating expenses .........      2,383            2,461       2,463
                                          --------         --------    --------
Operating income (loss) ...............     (2,245)             649       1,236
Interest expense ......................        518              383         338
Other income, net .....................        (17)              (2)        (42)
                                          --------         --------    --------
Income (loss) before extraordinary gain
  and provision for income taxes ......     (2,746)             268         940
Extraordinary gain ....................     12,990             --          --
Provision for income taxes ............       --               --          --
                                          --------         --------    --------
Net income ............................   $ 10,244         $    268    $    940
                                          ========         ========    ========



                                        Pre-Reorganization   Post-Reorganization
                                        ------------------   -------------------
                                                  Three Month Period Ended
                                        ----------------------------------------
                                          June 20,          Sept. 30,   Dec. 31,
                                           1994(1)           1994(1)       1994
                                          --------         --------    ---------
Sales, net.............................     100%              100%         100%
Cost of goods sold.....................      98                68           63
                                            ---                --           --
  Gross profit.........................       2                32           37
                                            ---                --           --
Operating expenses:
  Research and development.............      20                10            9
  Selling, general and administrative..      19                15           16
                                            ---                --           --
     Total operating expenses..........      39                25           25
                                            ---                --           --
Operating income (loss)................     (37)                7           12
Interest expense.......................       9                 4            3
Other income, net......................      --                --           --
                                            ---                --           --
Income (loss) before extraordinary gain
  and provision for income taxes.......     (46)                3            9
Extraordinary gain.....................     215                --           --
Provision for income taxes.............      --                --           --
                                            ---                --           --
Net income.............................     169%                3%           9%
                                            ===               ===           ==

----------
(1) The period ended June 20, 1994 had ten fewer days than the normal second quarter period and the period ended September 30, 1994 had ten more days than the normal third quarter period.

Comparison of Results of Operations for the Year Ended December 31, 1996 to the Year Ended December 31, 1995

Sales

         Sales decreased by 55% to $23.2 million in the year ended December 31, 1996 from $51.9 million in the year ended December 31, 1995. The Company experienced a significant downward trend in pricing during 1996 that was caused by an excess supply relative to demand for certain SRAM devices. The Company expects this downward price trend to continue. In addition, the Company shipped lower volumes of units in 1996 compared to 1995. Unit shipments declined 48% from 1995 to 1996.

         The  SRAM  business  is  highly   cyclical  and  has  been  subject  to
significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices.

Gross Profit

         Gross profit decreased from $20.9 million in the year ended December 31, 1995 to a loss of $(13.2) million in the year ended December 31, 1996 and, as a percentage of sales, from 40% to (57)%, respectively. The decrease in gross profit resulted principally from industry-wide pricing pressures experienced by the Company in 1996 caused by an oversupply in the SRAM marketplace. These pricing pressures directly impacted profits as average selling prices for the Company's products declined during the year ended December 31, 1996 when compared to 1995. In addition, during 1996 the Company provided lower of cost or market provisions of $2,475,000 and write-offs of $3,325,000 related to older generation SRAM products to reflect reduced product demand and current industry pricing trends.

         Gross profit for future periods may be affected by an agreement between the Company and Atmel, pursuant to which Atmel has agreed to sell to the Company, at predetermined prices, a committed quantity of sub-micron wafers for five years, beginning in 1996, and by an agreement between the Company and NKK pursuant to which NKK has agreed to supply the Company with a significant quantity of 1M SRAMs of Paradigm's design each month for a three year period. The Company is not obligated to make any purchases under the agreements with Atmel and NKK. To the extent that market prices for 1M SRAM sub-micron wafers are higher than the prices payable to Atmel or NKK under these agreements, the Company's gross profit would tend to be higher than if the Company were to purchase sub-micron wafers or 1M SRAMs at market prices. The Company's conversion of its internal fabrication facility from five-inch to six-inch wafer manufacturing was completed in 1996 and caused temporary declines in output and reductions in yield. This facility was sold in November 1996 to provide the Company increased flexibility and lower fixed costs.

Research and Development

         Research and development expenses increased by 35% to $6.2 million in the year ended December 31, 1996, from $4.6 million in the year ended December 31, 1995. As a percentage of sales, research and development expenses have increased from 9% in 1995 to 27% in 1996. Increased expenses result primarily from increased headcount required to support the Company's co-development activities with Atmel, new product development and other development activities. In addition, research and development expenses increased in 1996 as a result of the Company's acquisition of NewLogic in June 1996. Research and development expenses, as a percentage of revenue, have also increased as a result of the decline in revenue in 1996 compared to 1995.

         In June 1996, the Company acquired NewLogic with the strategy to expand Paradigm's product line beyond SRAMs. In early 1997, the Company believed that it was in Paradigm's best interest to shut down the NewLogic operation and focus on Paradigm's core SRAM products and markets.

Selling, General and Administrative

         Selling, general and administrative expenses increased by 17% to $9.5 million in the year ended December 31, 1996 from $8.1 million in the year ended December 31, 1995. Selling, general and administrative expenses include approximately $1.4 million in bad debt expense in 1996 compared to $.1 million in 1995 due to financial problems at several of the Company's customers.

Other Operating Expenses

         The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred.

         In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic, a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 314,394 shares of the Company's common stock, with a market value of approximately $2,656,000, and approximately $825,000 in cash. In addition, the Company incurred transaction costs of approximately $237,000. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000. Approximately $3,841,000 of the purchase price in excess of the fair market value of the net tangible assets was allocated to in-process technology which the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles. The unamortized balance of these other intangibles was written off in connection of the shutdown of NewLogic in early 1997.

Interest Expense

         Interest expense decreased to $1.1 million in the year ended December 31, 1996, from $1.4 million in the year ended December 31, 1995. This decrease in interest expense reflects repayment of certain outstanding debt by the Company from the proceeds of its initial public offering, which was subsequently replaced in 1996 with new debt at lower interest rates. See "Liquidity and Capital Resources".

Other Income, Net

         For the years ended December 31, 1996 and December 31, 1995, other income, net, reflects interest income earned on the investment of the net proceeds to the Company from its initial public offering. In addition, other income in 1996 includes a gain on the sale of fixed assets of $.5 million.

Taxes

         The Company has a tax year that ends in March. The Company's tax provision for the resultant nine month tax period ended December 31, 1995 reflected the statutory rate reduced by net operating loss benefits and other credits. The amount of net operating loss the Company may utilize in any year is limited due to the change of ownership which occurred as a result of the Reorganization. The Company incurred a net loss for its tax year ended March 31, 1995 and thus no provision has been reflected in the quarters in the period from the reorganization through March 31, 1995. In 1996 the Company's effective tax rate was (3%) which reflects the benefit of the statutory rate of the operating loss reduced by tax losses not recognized due to the uncertainty of realizing the benefit of these losses.

Comparison of Results of Operations for the Six
Post-Reorganization Quarters Ended December 31, 1995

Sales

         Sales increased by 55% to $15.0 million in the quarter December 31, 1995, from $9.7 million in the quarter ended September 30, 1994. The increase in sales over these post- Reorganization quarters was principally a result of strong market demand, as well as increased product availability, and increased average selling prices for the Company's high performance asynchronous and new synchronous SRAM products.

         The  SRAM  business  is  highly   cyclical  and  has  been  subject  to
significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

Gross Profit

         Gross profit increased from $3.1 million in the quarter ended September 30, 1994 to $6.1 million in the quarter ended December 31, 1995, and , as a percentage of sales, from 32% to 41%, respectively. The improvement reflected increased productivity as a result of improved capacity utilization and associated manufacturing efficiencies, higher yields, and increased average selling prices on many of the Company's SRAM products.

Research and Development

         Research and Development expenses increased by 22% to $1.3 million in the quarter ended December 31, 1995, from $1.0 million in the quarter ended September 30, 1994. As a percentage of sales, research and development expenses have been relatively constant over the same period. Research and development expenses during the six post-Reorganization quarters ended December 31, 1995 have totaled approximately $6.5 million.

Selling, General and Administrative

         Selling, general and administrative expenses increased by 52% to $2.2 million in the quarter ended December 31, 1995 from $1.4 million in the quarter ended September 30, 1994. As a percentage of sales, these expenses have been relatively constant except for the March 1995 quarter which reflected nonrecurring costs associated with establishing the Company's strategic relationship with Atmel and negotiating its agreements with NKK.

Interest Expense

         Interest expense decreased to $0.3 million in the quarter ended December 31, 1995, from $0.4 million in the quarter ended September 30, 1994. This decrease in interest expense reflects repayment of certain debt by the Company from the proceeds of its initial public offering.

Other Income, Net

         For the quarters ended September 30, 1995 and December 31, 1995, other income, net, reflects interest income earned on the investment of the net process to the Company from its initial public offering.

Taxes

         The Company has a tax year that ends in March. The Company's tax provision for the resultant nine month tax period ended December 31, 1995 reflected the statutory rate reduced by net operating loss benefits and other credits. The amount of net operating loss the Company may utilize in any year is limited due to the change of ownership which occurred as a result of the Reorganization. The Company incurred a net loss for its tax year ended March 31, 1995 and thus no provision has been reflected in the quarters in the period from the reorganization through March 31, 1995.

Results of Operations for the Pre-Reorganization
Quarter Ended June 20, 1994

Operating Results

         Sales of $6.0 million in the quarter ended June 20, 1994, reflects the Company's low productivity and sales volumes as a result of inefficiencies related to cash unavailability in the quarters leading up to the Reorganization. Gross margin during the Pre-Reorganization quarter reflects sales of the Company's high performance 256K SRAMS to commodity markets and increased supplier costs and manufacturing inefficiencies. Sales of the Company's products into these commodity markets were attributable to the Company's urgent cash needs and resulted in reduced sales and lower margins than would otherwise have been achievable. Interest expense is attributable to the Company's substantial indebtedness.

Extraordinary Gain

         The $13.0 million of extraordinary gain for the June 20, 1994 quarter reflects cancellation of indebtedness associated with the Reorganization. See Notes 3 and 4 of Notes to Financial Statements.

Taxes

         The  Company  has  not   reflected  an  income  tax  benefit  for  this
pre-reorganization quarter since realization of the net operating loss benefits was not assured.

Liquidity and Capital Resources

         During the year ended December 31, 1996, the Company's operating, investing and financing activities used $3.4 million of cash, compared to generating cash of $3.9 million during the year ended December 31, 1995. The Company's operating, investing and financing activities, including commitments relating to the Reorganization, used $5.8 million of cash in the period from June 21, 1994 to December 31, 1994. Prior to the Reorganization, the Company's operating, investing and financing activities generated $5.9 million of cash during the period from April 1, 1994 to June 20, 1994, which was mainly attributable to the sale of preferred stock to ACMA ($5.0 million) and National Semiconductor ($1.0 million).

         During the year ended December 31, 1996, $15.6 million of cash was used in operations compared to $8.1 million of cash that was generated from operations in 1995, and compared to a use of $1.8 million of cash in operations during the period from June 21, 1994 to December 31, 1994 (in each case, before Reorganization items). The $15.6 million of cash used by operations during the year ended December 31, 1996, was mainly attributable to the net loss for the year of $36.4 million and a reduction in other liabilities of $3.7 million offset by non-cash charges of $5.7 million for depreciation and amortization, the write-off of inprocess technology associated with the NewLogic acquisition of $3.8 million, a loss of $4.6 million on the sale of the Company's wafer fabrication facility and a reduction of $6.1 million in accounts receivable that reflects the lower sales volume in 1996 compared to 1995. The $8.1 million of cash generated from operations during the year ended December 31, 1995 was mainly attributable to the net profit for the year of $5.3 million and an increase in accounts payable ($3.5 million) as the Company re-established its relationships with suppliers subsequent to the Reorganization and other liabilities ($3.0 million, primarily income taxes payable). In addition, an increase of $5.7 million in accounts receivable was offset by non-cash charges of $5.1 million for depreciation and amortization. Upon the Reorganization on June 21, 1994, the Company had $6.0 million in cash, which was used during the period immediately following the Reorganization principally to pay off a substantial portion of the pre-petition liabilities ($3.0 million) and build the Company's inventory ($1.2 million). In addition, accounts receivable increased by $1.1 million as the Company's level of sales increased after the Reorganization. Negative cash flow from operations during the period from June 21, 1994 to December 31, 1994 was partially offset by net income of $1.2 million and non-cash charges of $2.8 million for depreciation and amortization.

         Investing activities generated $9.7 million in 1996 compared to a use of $30.8 million in 1995. The sale of $19.9 million of short-term investments funded the Company's conversion of its wafer fabrication facility to 6" wafers ($14.0 million). In 1995, $18.7 million of short-term investments were purchased from the net proceeds of the Company's initial public offering in June of 1995. In addition, $13.7 million was used to convert the wafer fabrication facility to 6" wafers and expand the Company's test floor.

         After the Reorganization and prior to the Company's initial public offering, the Company financed its operations and capital requirements primarily with cash contributed by ACMA and National Semiconductor in the Reorganization. Cash used by financing activities amounted to $2.3 million during the period from June 21, 1994 to December 31, 1994, principally due to payments on capital leases ($2.0 million) and on notes payable ($.5 million). Cash provided by financing activities during the year ended December 31, 1995 amounted to $26.8 million and is mainly attributable to the Company's initial public offering on June 28, 1995, which provided net proceeds to the Company of approximately $28.3 million, and issuance of notes payable ($9.3 million), partially offset by payments on capital leases ($7.7 million) and the decrease in the line of credit ($4.6 million). In addition, in April 1995 the Company sold a total of 425,000 shares of Common Stock to Atmel for an equity investment of $3.4 million.

         Cash generated from Financing activities amounted to $2.5 million in 1996 and results primarily from an increase of $2.0 in borrowings from the Company's line of credit and the issuance of $11.3 of notes payable offset by $11.6 million of payments made on notes payable.

         At December 31, 1995, the Company had outstanding borrowings of $7.6 million related to three term notes under a credit facility with Greyrock Business Credit with a credit limit of $16.75 million. Under the agreement borrowings were limited to 80% of eligible accounts receivable (not to exceed $8.0 million), plus the aggregate amount outstanding under certain term loans, plus $2.5 million until May 15, 1995 and $1.5 million thereafter.

         In February 1996 the Company replaced the existing line of credit with Greyrock Business Credit with a line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings were limited to 80% of eligible receivables and interest was at prime. The line of credit was secured by accounts receivable. On February 27, 1996 the Company borrowed $5.6 million to pay off the outstanding balance of the Greyrock term notes.

         In addition to the Bank of the West line of credit, the Company obtained a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment could not exceed $15,000,000 and the commitment expired on December 30, 1996. Borrowings under this line of credit bore interest at the U.S. Treasury rate for two year maturities plus 2.96% and were limited to 80% of the cost of eligible equipment. All borrowings under this commitment were secured by the equipment purchased.

         In November 1996, the Company replaced the Bank of the West line of credit with a new line of credit from Greyrock Business Credit with a borrowing limit of $6,000,000 of which $513,000 was available at December 31, 1996. Borrowings under this line of credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%. At December 31, 1996 the outstanding balance under this line of credit was $2.0 million.

         In November 1996 the Company sold its wafer fabrication operations to Orbit. Orbit assumed $7.5 million of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment that was purchased. The Company used approximately $2.2 million of the cash proceeds from the sale of the wafer fabrication facility to pay off the remaining CIT Group borrowings.

         The Company's recent operations have consumed substantial amounts of cash. In January 1997, the Company completed the private placement of Series A Convertible Preferred Stock for net proceeds of approximately $1,880,000 (See
Note 15 of Notes to Financial Statements). The Company believes that this cash infusion together with existing cash balances and other sources of liquidity, such as asset sales and equipment financing will be sufficient to meet the Company's projected working capital and other cash requirements through at least the end of 1997. If the cash generated from operations is insufficient to meet the Company's cash requirements, the sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

Litigation

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time and independently expressed an intent to prosecute only the fourth cause of action. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have served the Paradigm Defendants with a first set of requests to produce documents, to which the Paradigm Defendants are currently responding. Plaintiffs have also filed a motion for class certification which is set for hearing on April 15, 1997. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, was filed. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. None of the Paradigm Defendants have been served in this new action. The Paradigm Defendants believe because the new action appears redundant it is subject to the demurrer which the Court sustained in the first class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants.

         The Company is involved in various other litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the results of operations, existing sources of liquidity or the financial position of the Company.

Factors Affecting Future Results

         The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors, including the timing of new product and process technology, announcements and introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, industry-wide shifts in the supply of and demand for SRAMs, intellectual property disputes and litigation, and other risks, including risks disclosed in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. There can be no assurance that the Company will be able to effectively compete in the future against existing or potential competitors or that the Company's operating results or financial condition will not be adversely affected by increased price competition.

         The semiconductor industry is highly cyclical and has been subject to significant downturns at various times and by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996, the Company experienced, and expects it will continue to experience, significant decreases in selling prices for its SRAM products. Such price decreases could have a material adverse effect on the Company's operating results.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Paradigm Technology, Inc.

         In our  opinion,  the  accompanying  balance  sheets  and  the  related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the pre-reorganization results of its operations and its cash flows for the period from April 1, 1994 to June 20, 1994 and the post-reorganization financial position of Paradigm Technology, Inc. at December 31, 1995 and 1996 and the post-reorganization results of its operations and its cash flows for the period from June 21, 1994 to December 31, 1994 and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 3 to the financial statements, on June 21, 1994, the Company's Third Amended Joint Plan of Reorganization was consummated. As of that date, the Company adopted "fresh-start" reporting to account for the reorganization, as set forth in Note 4 to the financial statements. Accordingly, the financial statements for periods subsequent to the reorganization have been prepared using a different basis of accounting and are, therefore, not comparable to the pre-reorganization financial statements.




Price Waterhouse LLP

San Jose, California
January 23, 1997, except as to the second paragraph of Note 14, which is as of February 21, 1997.

                                 Balance Sheets
                     (in thousands except per share amounts)

                                                                December 31,
                                                                ------------
                                                             1995         1996
                                                           --------    ---------
ASSETS:
Current assets:
  Cash and cash equivalents ...........................    $  4,015    $    587
  Short-term investments ..............................      17,198        --
  Accounts receivable, net of allowances of $675
      and $1,569 ......................................      10,085       2,800
  Accounts receivable, related party ..................         339         137
  Inventory ...........................................       5,702       2,472
  Prepaid expenses and other ..........................       1,883       4,918
                                                           --------    --------
      Total current assets ............................      39,222      10,914
  Property and equipment, net .........................      17,331       6,638
  Other assets ........................................         179         190
                                                           --------    --------
                                                           $ 56,732    $ 17,742
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Line of credit ......................................    $    --      $  2,015
  Pre-petition liabilities ............................          34        --
  Accounts payable ....................................       2,855       6,103
  Accounts payable, related party .....................       1,319         140
  Accrued expenses and other liabilities ..............       5,103       2,766
  Current portion of debt obligations .................       3,287         282
                                                           --------    --------
      Total current liabilities .......................      12,598      11,306

  Debt obligations, net of current portion ............       4,349          92
  Deferred rent .......................................         436        --
                                                           --------    --------
      Total liabilities ...............................      17,383      11,398
                                                           --------    --------
  Commitments and contingencies (Notes 7, 12 and 13)
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
      authorized, no shares issued and outstanding ....        --          --
  Common stock, $0.01 par value; 25,000 shares
      authorized; 6,599 and 7,225 shares issued and
      outstanding .....................................          66          72
  Additional paid-in capital ..........................      32,812      36,226
  Retained earnings (accumulated deficit) .............       6,471     (29,954)
                                                           --------    --------
      Total stockholders' equity ......................      39,349       6,344
                                                           --------    --------
                                                           $ 56,732    $ 17,742
                                                           ========    ========



              The accompanying notes are an integral part of these
                             financial statements.

                                     Statements of Operations
                             (in thousands except per share amounts)


                             Pre-Reorganization                  Post-Reorganization
                             ------------------       ------------------------------------------
                                 Period from          Period from
                                  April 1 to           June 21 to     Year Ended     Year Ended
                                   June 20,           December 31,   December 31,   December 31,
                                     1994                 1994           1995           1996
                             ------------------       ------------   ------------   ------------

Sales, net ...................      $  6,033            $ 19,690       $ 51,923       $ 23,202
Cost of goods sold ...........         5,895              12,881         31,033         36,364
                                    --------            --------       --------       --------
Gross profit (loss) ..........           138               6,809         20,890        (13,162)
                                    --------            --------       --------       --------
Operating expenses:
  Research and development ...         1,192               1,920          4,621          6,243
  Selling, general and
    administrative ...........         1,191               3,004          8,107          9,497
  Loss on sale of wafer
    fabrication facility
    (Note 13) ................          --                  --             --            4,632
  Write-off of in-process
    technology acquired
    (Note 8) .................          --                  --             --            3,841
                                    --------            --------       --------       --------
    Total operating expenses .         2,383               4,924         12,728         24,213
                                    --------            --------       --------       --------
Operating income (loss) ......        (2,245)              1,885          8,162        (37,375)

Interest expense .............           518                 721          1,369          1,121
Other income, net ............           (17)                (44)          (615)          (946)
                                    --------            --------       --------       --------
Income (loss) before extra-
  ordinary gain and provision
  (benefit)for income taxes ..        (2,746)              1,208          7,408        (37,550)
Extraordinary gain ...........        12,990                --             --             --
Provision (benefit) for income
  taxes ......................          --                  --            2,145         (1,125)
                                    --------            --------       --------       --------
Net income (loss) ............      $ 10,244            $  1,208       $  5,263       $(36,425)
                                    ========            ========       ========       ========

Net income (loss) per share
  (Note 2)....................                          $   0.23       $   0.83       $  (5.16)
                                                        --------       --------       --------

Weighted average common
  and common equivalent
  shares outstanding (Note 2).                             5,355          6,314          7,060
                                                        --------       --------       --------



              The accompanying notes are an integral part of these
                             financial statements.

                                            Statements of Stockholders' Equity (Deficit)
                                                           (in thousands)

                                                                                                           Retained
                                      Preferred Stock               Common Stock            Additional      Earnings
                                 ------------------------     ------------------------       Paid In     (Accumulated
                                   Shares        Amount          Shares        Amount        Capital        Deficit)        Total
                                 --------       --------       --------       --------       --------      --------       --------
Balance, March 31, 1994 ........     --         $   --           10,393       $  5,376           --        $(54,864)      $(49,488)
Net loss .......................     --             --             --             --             --          (2,746)        (2,746)
                                 --------       --------       --------       --------       --------      --------       --------
Balance, June 20, 1994 pre-
  reorganization ...............     --             --           10,393          5,376           --         (57,610)       (52,234)
Adjustments for reorganization:
  Extraordinary gain on debt ...     --             --             --             --             --          12,990         12,990
  Fresh start reporting
    adjustments ................     --             --          (10,393)        (5,376)          --          44,620         39,244
  Issuance of new stock ........    6,400            960            550            165           --            --            1,125
                                 --------       --------       --------       --------       --------      --------       --------
Balance, June 21, 1994 post-
  reorganization ...............    6,400            960            550            165           --            --            1,125
Stock options exercised ........     --             --               39             12           --            --               12
Net income .....................     --             --             --             --             --           1,208          1,208
                                 --------       --------       --------       --------       --------      --------       --------
Balance, December 31, 1994 .....    6,400            960            589            177           --           1,208          2,345
Reincorporation in Delaware
  (Note 1) .....................     --             --             --             (171)           171          --             --
Initial public offering of common
  stock, net of costs ..........     --             --            2,300             23         28,281          --           28,304
Conversion of preferred stock to
  common stock .................   (6,400)          (960)         3,200             32            928          --             --
Issuance of stock pursuant to
  Atmel agreement (Note 6) .....     --             --              425              4          3,396          --            3,400
Stock options exercised ........     --             --               85              1             36          --               37
Net income .....................     --             --             --             --             --           5,263          5,263
                                 --------       --------       --------       --------       --------      --------       --------
Balance, December 31, 1995 .....     --             --            6,599             66         32,812         6,471         39,349
Issuance of common stock to
  acquire NewLogic (Note 8) ....     --             --              314              3          2,653          --            2,656
Issuance of common stock under
  employee stock plans .........     --             --              312              3            761          --              764
Net loss .......................     --             --             --             --             --         (36,425)       (36,425)
                                 --------       --------       --------       --------       --------      --------       --------
Balance, December 31, 1996 .....     --         $   --            7,225       $     72       $ 36,226      $(29,954)      $  6,344
                                 ========       ========       ========       ========       ========      ========       ========



                             The accompanying notes are an integral part of these financial statements.

                                                      Statements of Cash Flows
                                                           (in thousands)

                                                                   Pre-Reorganization                 Post-Reorganization
                                                                   -------------------  --------------------------------------------
                                                                      Period from       Period from
                                                                      April 1 to        June 21 to        Year Ended     Year Ended
                                                                       June 20,         December 31,      December 31,  December 31,
                                                                      ----------        ------------      -----------   ------------
                                                                         1994               1994             1995          1996
                                                                       --------           --------         --------      --------
Cash flows from operating activities:
 Net income (loss) .............................................        $ 10,244          $  1,208         $  5,263       $(36,425)
 Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization ..............................           1,503             2,777            5,141          5,716
    Provision for doubtful accounts ............................             115              --                 90          1,372
    Extraordinary gain .........................................         (12,990)             --               --             --
    Loss on sale of wafer fabrication facility .................            --                --               --            4,632
    Write off in-process technology ............................            --                --               --            3,841
    Gain on sale of fixed assets ...............................            --                --               --             (532)
 Changes in operating assets and liabilities:
    Accounts receivable ........................................             (59)           (1,077)          (5,680)         6,115
    Inventory ..................................................            (520)           (1,190)            (814)         1,430
    Other assets ...............................................             284              (356)          (1,361)           (48)
    Accounts payable ...........................................             (63)              (47)           3,475          2,023
    Pre-petition liabilities paid ..............................            --              (2,981)          (1,007)           (34)
    Other liabilities ..........................................             868              (168)           3,012         (3,723)
                                                                        --------          --------         --------       --------
 Net cash provided by (used in) operating activities
    before reorganization items paid ...........................            (618)           (1,834)           8,119        (15,633)
    Reorganization items paid ..................................            (175)             (889)            (189)          --
                                                                        --------          --------         --------       --------
       Net cash provided by (used in) operating activities .....            (793)           (2,723)           7,930        (15,633)
                                                                        --------          --------         --------       --------
Cash flows used in investing activities:
 Purchases of property and equipment ...........................            (263)             (827)         (13,609)       (13,985)
 Purchase of short-term investments ............................            --                --            (18,689)        (2,672)
 Sale of short-term investments ................................            --                --              1,491         19,870
 Sale of fixed assets ..........................................            --                --               --              549
 Proceeds from sale of wafer fabrication facility...............            --                --               --            6,665
 Acquisition of NewLogic, net of cash acquired .................            --                --               --             (723)
                                                                        --------          --------         --------       --------
    Net cash provided by (used) by investing activities ........            (263)             (827)         (30,807)         9,704
                                                                        --------          --------         --------       --------
Cash flows from financing activities:
 Line of credit increase (decrease) ............................             973               171           (4,623)         2,015
 Payments on capital leases ....................................            --              (2,012)          (7,747)          --
 Issuance of notes payable .....................................            --                --              9,300         11,339
 Principal payments on notes payable ...........................            --                (455)          (1,914)       (11,601)
 Issuance of common stock ......................................            --                  12           31,741            748
 Issuance of preferred stock ...................................           6,000              --               --             --
                                                                        --------          --------         --------       --------
    Net cash provided by (used by) financing activities ........           6,973            (2,284)          26,757          2,501
                                                                        --------          --------         --------       --------
    Net increase (decrease) in cash and cash
      equivalents ..............................................           5,917            (5,834)           3,880         (3,428)
Cash and cash equivalents:
 Beginning of period ...........................................              52             5,969              135          4,015
                                                                        --------          --------         --------       --------
 End of period .................................................        $  5,969          $    135         $  4,015       $    587
                                                                        ========          ========         ========       ========
Supplemental information:
 Interest paid .................................................        $    266          $  1,060         $  1,335       $  1,291
                                                                        --------          --------         --------       --------
 Income taxes paid .............................................        $   --            $   --           $    348       $  1,067
                                                                        --------          --------         --------       --------


                             The accompanying notes are an integral part of these financial statements.

                          Notes To Financial Statements

Note 1 -- The Company and its Business:

         Paradigm Technology, Inc. ("Paradigm" or the "Company") was originally incorporated in California in January 1987. Pursuant to the May 24, 1994, Third Amended Joint Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (Note 3), amended Articles of Incorporation were filed. On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994. The Company reincorporated in Delaware effective June 22, 1995, which involved the exchange of the Company's post-Reorganization common and preferred stock into shares of the Delaware Company stock. Pursuant to the reincorporation, the Company has authorized 25,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

         The Company markets high speed, high density Static Random Access Memory ("SRAM") products for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

         The  SRAM  business  is  highly   cyclical  and  has  been  subject  to
significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 and all of 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

         The selling price that the Company is able to command for it's products is highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during 1996 which was not within the control of the Company. The Company could continue to experience a downward trend in product pricing which could adversely effect the Company's operating results.

         The Company's recent operations have consumed substantial amounts of cash. In January 1997, the Company completed the private placement of Series A Convertible Preferred Stock for net proceeds of approximately $1,880,000 (Note
15). The Company believes that this cash infusion together with existing cash balances and other sources of liquidity, such as asset sales and equipment financing will be sufficient to meet the Company's projected working capital and other cash requirements through at least the end of 1997.

Note 2 -- Summary of Significant Accounting Policies:

Fiscal Year

         Prior to consummation of the Reorganization, the Company's fiscal year ended on the Sunday closest to March 31. Upon completion of the Reorganization, the Company changed its fiscal year end to December 31. The periods from April 1, 1994 to June 20, 1994 and from June 21, 1994 to December 31, 1994 contained 12 and 27 weeks, respectively.

Reverse Stock Split

         Share information for all periods has been retroactively adjusted to reflect a 1-for-2 reverse stock split of common stock effected on June 22, 1995.

Basis of Presentation

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Cash Equivalents and Short-Term Investments

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As of December 31, 1995, the Company had short-term investments comprising primarily of fixed- maturity securities of $17.2 million, all of which had been classified as available for sale and which all have contractual maturities of less than two years. These securities are stated at fair market value. Unrealized gains and losses were immaterial at December 31, 1995.

Concentration of Credit Risk

         Export sales, primarily to Europe and the Far East, represent 15%, 26%, 28%, and 25% of total sales for the period from April 1, 1994 to June 20, 1994, for the period from June 21, 1994 to December 31, 1994, and for the years ended December 31, 1995 and December 31, 1996, respectively. The Company's sales have been denominated in U.S. dollars.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The following table summarizes the percentage of net sales to significant customers:

             Pre-Reorganization               Post-Reorganization
             ------------------  -----------------------------------------------
                Period from       Period from
                April 1 to         June 21 to       Year Ended     Year Ended
                 June 20,         December 31,     December 31,   December 31,
                   1994               1994             1995           1996
               -------------      -------------    ------------   ------------


Customer A         20%                 11%              --             --
Customer B         11%                 23%              28%            25%
Customer C         --                  13%              --             --
Customer D         --                  --               --             13%
Customer E         --                  --               --             13%


         As of December 31, 1995, accounts receivable from three customers accounted for approximately 11%, 11% and 15% of total gross accounts receivable, respectively. As of December 31, 1996, accounts receivable from three customers accounted for approximately 16%, 17%, and 18% of total gross accounts receivable, respectively. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

Inventory

         Inventory is stated at the lower of cost (determined on a first-in, first-out method) or market. Included in cost of sales for the year ended December 31, 1996 are lower of cost or market provisions of $2,475,000 and write-offs of $3,325,000 related to older generation SRAM products.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. During the quarter ended December 31, 1996 the Company sold fixed assets with a net book value of $19.3 million related to its wafer fabrication facility (Note 13).

Revenue Recognition

         Revenue from product sales is generally recognized upon shipment and a reserve is provided for estimated returns. The Company's sales to distributors are made under agreements allowing certain rights of return and price protection on products unsold by the distributors. Accordingly, the Company defers recognition of revenue on such sales until the products are sold by the distributors.

Research and Development

         Research and development expenses are charged to the statement of operations as incurred.

Income Taxes

         Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts under the provisions of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" (Note
11).

Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Net Income (Loss) Per Share

         Net loss per share is computed using the weighted average number of Common shares outstanding. Common stock equivalents are excluded as their effect is anti-dilutive. Net income per share is computed using the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalent shares consist of stock options and warrants. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to stock options and warrants issued during the twelve months prior to the initial public offering are included in the computations for periods presented through the initial public offering, whether they are anti-dilutive or not. Net income per share for pre-reorganization periods is not presented since such information is not comparable with post-reorganization net income per share. The Company completed its initial public offering of common shares on July 5, 1995 and shares issued are included in the weighted average computation only from the date of issuance. Accordingly, these shares resulted in a greater amount of average shares in 1996 compared to 1995.

Note 3 -- The Reorganization:

         From its inception through fiscal 1994, the Company incurred substantial losses and consumed all of the equity contributed by stockholders. In addition, during this period, the Company continued to incur indebtedness to fund its cash flow needs including capital expenditures associated with its wafer fabrication facility. As a result of the significant interest expense caused by this leverage and continued operating losses, the Company concluded that it could not meet its debt obligations and developed a plan for restructuring its debt and capital structure.

         On February 23, 1994, the Company entered into a letter of intent with ACMA Limited ("ACMA") and a letter of intent with National Semiconductor Corporation ("National Semiconductor") to restructure its obligations and provide additional capital to the Company. On March 30, 1994 and pursuant to the ACMA letter of intent, the Company filed in the United States Bankruptcy Court for the Northern District of California (the "Court") a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 7, 1994, the Company filed its initial Plan of Reorganization with the Court. On May 24, 1994, after further negotiations between the Company and the Official Committee of Unsecured Creditors in its bankruptcy proceeding, the Company filed its Plan. On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994.

         The Plan provided for the elimination of a significant portion of the Company's indebtedness and a significant reduction in its interest expense. Pursuant to the Plan:

         o ACMA paid $5.0 million in exchange for 2,295,000 shares of Series A-1 voting preferred stock, 2,405,000 shares of Series A-2 nonvoting preferred stock and warrants to purchase 250,000 shares of the post-reorganization new common stock (the "new common stock") (Note 9) at an exercise price of $250,000, and paid $1.0 million for a convertible note,
         o        ACMA  guaranteed  $1.5 million of the Company's line of credit with CoastFed Business Credit Corporation ("CoastFed"),
         o        National Semiconductor paid $1.0 million for 500,000 shares of
                  Series A-1 voting preferred stock, the proceeds of which were used to repay ACMA's convertible note,
         o Mitsubishi International Corporation ("Mitsubishi") received a cash payment of $300,000 and 465,116 shares of new Series B preferred stock in exchange for the cancellation of $5.0 million of indebtedness,
         o Equipment lessors received payments in full under a modified payments schedule and new common stock equal to approximately 3.2% of the Company's capital stock on a fully diluted basis (300,000 shares, pre-split),
         o NUF Corporation, an affiliate of NKK Corporation, and NKK Corporation received $345,000 in cash, 734,884 shares of new Series B preferred stock and a license to sell Paradigm's 256K product in North America in exchange for cancellation of $5.8 million of indebtedness,
         o Claim holders of The Creditor Workout Agreement, who were considered unsecured creditors, received 30% of their proof of claim and new common stock equal to approximately 8.5% of the Company's capital stock, on a fully diluted basis (800,000 shares, pre-split),
         o A $526,000 term note was repaid in full to an equipment supplier, and
         o The rights and interests of the Company's previous equity holders were terminated.

         As of the effective date of the Plan, a claim by one of the Company's equipment suppliers was in dispute. A provision of $250,000 was accrued as of December 31, 1994 for the disputed claim. A total of $66,000 was paid on pre-petition interest accrued prior to March 30, 1994 and pre-petition interest accrued during the Chapter 11 proceedings. The Company recorded an extraordinary gain of $13.0 million in the period ended June 20, 1994, as a result of the Plan.

Note 4 -- Fresh Start Reporting:

         In connection with the Reorganization under Chapter 11 of the U.S. Bankruptcy Code described in Note 3, the Company's basis of accounting for financial reporting purposes changed starting June 21, 1994 as follows: (i) the Company's assets and liabilities were adjusted to reflect a reorganization value (the "Reorganization Value"), generally approximating the fair value of the Company as a going concern on an unleveraged basis, (ii) the accumulated deficit was eliminated, and (iii) the Company's capital structure was adjusted to reflect consummation of the Plan. Accordingly, the results of operations after June 20, 1994 are not comparable to results of operations prior to such date.

         The Reorganization Value of $1.1 million was determined based on several factors including projected discounted cash flows and management's estimate of the fair value of its common stock upon reorganization from bankruptcy. The cash flow analysis gave effect to the corporate restructuring and resultant debt obligations as well as other operating program changes, limitations on the use of available net operating loss carryforwards and other tax attributes, market share and position, competition and general economic considerations, projected sales growth and profitability, and working capital requirements.

         Current assets and liabilities were recorded at their book value, which approximated fair value. Property and equipment was recorded based upon the Reorganization Value, which was less than its fair value in continued use, based on an independent appraisal. Other noncurrent assets were recorded at net book value, which approximates fair value and long-term debt was recorded at present value of the obligation determined under the Plan as of June 21, 1994.

         The effect of the Plan and the adoption of fresh start reporting on the Company's balance sheet as of June 21, 1994 was as follows (in thousands):

                                                                                        Adjustment to Record the
                                                                                         Plan of Reorganization
                                                                                      ----------------------------
                                                                 Prior to               Debt                          Subsequent to
                                                              Reorganization          Exchange         Fresh Start    Reorganization
                                                              --------------          --------         -----------    --------------
ASSETS:
Cash and cash equivalents ...............................          $    (31)          $   --             $  6,000      $  5,969
Accounts receivable, net ................................             3,757               --                 --           3,757
Inventories .............................................             3,698               --                 --           3,698
Prepaid expenses and other ..............................               340               --                 (195)          145
                                                                   --------           --------           --------      --------
 Total current assets ...................................             7,764               --                5,805        13,569
                                                                   --------           --------           --------      --------
Property and equipment, net .............................             9,485               --                1,328        10,813
Other assets ............................................               199               --                 --             199
                                                                   --------           --------           --------      --------
 Total assets ...........................................          $ 17,448           $   --             $  7,133      $ 24,581
                                                                   ========           ========           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Line of credit ..........................................          $  4,452           $   --             $   --        $  4,452
Accounts payable ........................................             5,808             (3,295)              --           2,513
Accrued payroll and related expenses ....................             1,048                 16                (30)        1,034
Accrued expenses and other liabilities ..................             2,614               (265)             1,129         3,478
Accrued interest ........................................               700               (614)              --              86
Capital leases, current portion .........................             9,172             (5,132)              --           4,040
Notes payable ...........................................            11,527             (9,978)              (127)        1,422
                                                                   --------           --------           --------      --------
 Total current liabilities ..............................            35,321            (19,268)               972        17,025
                                                                   --------           --------           --------      --------
Capital leases, net of current portion ..................              --                5,933               --           5,933
Deferred rent ...........................................               608               --                 (110)          498
                                                                   --------           --------           --------      --------
 Total liabilities ......................................            35,929            (13,335)               862        23,456
                                                                   --------           --------           --------      --------
Common/preferred stock ..................................              --                  345                780         1,125
Predecessor common/preferred stock ......................            39,129               --              (39,129)         --
Retained earnings (deficit) .............................           (57,610)            12,990             44,620          --
                                                                   --------           --------           --------      --------
 Total stockholders' equity (deficit) ...................           (18,481)            13,335              6,271         1,125
                                                                   --------           --------           --------      --------
 Total liabilities and stockholders'
    equity ..............................................          $ 17,448           $   --             $  7,133      $ 24,581
                                                                   ========           ========           ========      ========



         Pre-petition liabilities paid in the years ended December 31, 1995 and 1996 consist of (in thousands):

                                                     Post-Reorganization
                                                   ----------------------
                                                    1995            1996
                                                   ------          ------

Accounts payable ...............................   $  715          $ --
Accrued payroll and related expenses ...........      146            --
Accrued expenses ...............................      146              34
                                                   ------          ------
 Total .........................................   $1,007          $   34
                                                   ======          ======

Note 5 -- Balance Sheet Detail:
(in thousands)

                                                 Post-Reorganization
                                                     December 31,
                                             ----------------------------
                                               1995               1996
                                             --------           --------

Inventory:
 Raw materials ...........................   $    633           $     16
 Work in process .........................      4,307              1,778
 Finished goods ..........................        762                678
                                             --------           --------
                                             $  5,702           $  2,472
                                             ========           ========

Property and equipment:
 Machinery and equipment .................   $ 21,315           $  9,488
 Leasehold improvements ..................      3,622               --
 Furniture and fixtures ..................        264                 19
                                             --------           --------
                                               25,201              9,507
 Less accumulated depreciation ...........     (7,870)            (2,869)
                                             --------           --------
                                             $ 17,331           $  6,638
                                             ========           ========

Accrued Liabilities:
 Accrued payroll and commissions .........   $  1,583           $    804
 Income taxes ............................      1,797               --
 Other ...................................      1,723              1,962
                                             --------           --------
                                             $  5,103           $  2,766
                                             ========           ========



Note 6 -- Related Party Transactions:

         As a result of the Reorganization, certain of the Company's creditors became stockholders (Note 3). Transactions with stockholders consist of the following:

         Gross sales to NKK were $359,000 for the period from June 21, 1994 to December 31, 1994. Gross sales to NKK were insignificant during the years ended December 31, 1995 and December 31, 1996. The value of product purchased from NKK in the year ended December 31, 1995 was $3,237,000 of which $1,319,000 is included in the accounts payable, related party balance at December 31, 1995. During the year ended December 31, 1996, the Company purchased product with a value of $6,111,000 from NKK. There was no amount due NKK at December 31, 1996.

         Gross sales to National Semiconductor for the period from June 21, 1994 to December 31, 1994 and during the years ended December 31, 1995 and December 31, 1996 amounted to $1,700,000, $2,500,000, and $500,000, respectively, of which $339,000 and

$137,000, respectively, is included in the accounts receivable, related party balance at December 31, 1995 and December 31, 1996.

         In April 1995, NKK and the Company modified their previous technology license and development agreements. This 1995 agreement provides for payment of royalties to the Company by NKK on certain quantities of 1M SRAM's sold and, with certain exceptions, cancels further obligations of each party to deliver technology improvements or design updates to the other.

         On April 28, 1995, pursuant to certain agreements with certain of the Company's stockholders, Atmel acquired 425,000 shares of common stock from the Company, 300,000 shares of common stock from certain stockholders of the Company who had been unsecured creditors of the Company as of the reorganization, and 128,050 shares of common stock from the Company's equipment lessors all of which shares were purchased at a price of $8.00 per share (the "Atmel Stock"). Atmel also acquired from ACMA certain warrants to purchase 175,000 shares of common stock at an exercise price of $1.00 per share, for a purchase price of $7.00 per share subject to the warrants. In connection with these transactions, the Company entered into an Agreement with Atmel (the "Stock Purchase Agreement") pursuant to which Atmel agreed to certain transfer restrictions for a period of three years. Atmel also agreed to certain standstill provisions, including an agreement not to increase its beneficial ownership above 19.9% of the voting power of the Company on a fully diluted basis for a period of five years from the date of the Stock Purchase Agreement. The foregoing restrictions terminate on the date on which a person or entity acquires more than 50% of the voting power of the Company. In addition, Atmel agreed that, for a period of ten years from the date of the Stock Purchase Agreement, it will vote the Atmel Stock in proportion to the votes cast by the other stockholders of the Company, except with respect to certain material events. The voting and standstill restrictions terminate at such time as Atmel beneficially owns less than 5% of the common stock of the Company. On April 28, 1995, Atmel also entered into a Licensing and Manufacturing Agreement (the "Agreement") with the Company. This Agreement provides Atmel with a nonexclusive, royalty bearing license to manufacture, use and sell certain of the Company's products. The royalty fee is based on a percentage of the average selling price of the products sold. In addition, under the Agreement, a certain wafer manufacturing capacity per week has been made available to the Company by Atmel. The Agreement does not include a purchase commitment by the Company. However, to the extent the Company provides Atmel with its three-month demand forecast, it is committed to purchase the three-month forecasted quantities. No obligation to purchase wafers existed as of December 31, 1996. The price of the wafers has been fixed at the current fair market value. The Agreement expires on April 28, 2000. There was no amount due Atmel at December 31, 1995. The value of product purchased from Atmel in the year ended December 31, 1996 was $429,000 of which $140,000 is included in the accounts payable, related party balance at December 31, 1996.

Note 7 -- Debt Obligations:

         Notes payable and debt, excluding the line of credit consist of the following (in thousands):

                                              Post-Reorganization
                                                  December 31,
                                          --------------------------
                                           1995                1996
                                          ------              ------

Promissory notes .......................  $ --                $  374
Term loans .............................   7,636                --
                                          ------              ------
                                           7,636                 374
Less current portion ...................   3,287                 282
                                          ------              ------
                                          $4,349              $   92
                                          ======              ======



         Outstanding promissory notes at December 31, 1996 bear interest at rates ranging from 8.0% to 19.8% and are repayable at various dates through 1998. These notes are secured by the equipment purchased.

         At December 31, 1995, the Company had outstanding borrowings of $7.5 million related to three term notes under a credit facility with Greyrock Business Credit with a credit limit of $16.75 million. Under the agreement, borrowings were limited to 80% of eligible accounts receivable (not to exceed $8.0 million), plus the aggregate amount outstanding under certain term loans, plus $2.5 million until May 15, 1995 and $1.5 million thereafter. The credit facility was secured by all inventory, equipment, receivables and general intangibles of the Company. ACMA issued a $2.5 million standby letter of credit to guarantee the line of credit, and in connection therewith received a warrant to purchase 25,000 shares of common stock (Note 9). In connection with the repayment of the line of credit in August 1995, the standby letter of credit was terminated.

         In February 1996 the Company replaced the existing line of credit with Greyrock Business Credit with a line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings were limited to 80% of eligible receivables and interest was at prime. The line of credit was secured by accounts receivable. On February 27, 1996 the Company borrowed $5.6 million to pay off the outstanding balance of the Greyrock term notes.

         In addition to the Bank of the West line of credit, the Company obtained a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment could not exceed $15,000,000 and the commitment expired on December 30, 1996. Borrowings under this line of credit bore interest at the U.S. Treasury rate for two year maturities plus 2.96% and were limited to 80% of the cost of eligible equipment. All borrowings under this commitment were secured by the equipment purchased.

         In November 1996, the Company replaced the Bank of the West line of credit with a new line of credit from Greyrock Business Credit with a borrowing limit of $6,000,000 of which $513,000 was available at December 31, 1996. Borrowings under this line of credit are limited to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%. At December 31, 1996 the outstanding balance under this line of credit was $2,015,000.

         In November 1996 the Company sold its wafer fabrication operations (Note 13). The purchasing company assumed $7,500,000 of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment that was purchased. The Company used approximately $2,200,000 of the cash proceeds from the sale of the wafer fabrication facility to pay off the remaining CIT Group borrowings.

Note 8 -- NewLogic Acquisition

         In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic, a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 314,394 shares of the Company's common stock, with a market value of approximately $2,656,000, and approximately $825,000 in cash. In addition, the Company incurred transaction costs of approximately $237,000. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000. Approximately $3,841,000 of the purchase price in excess of the fair market value of the net tangible assets was allocated to in-process technology which the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles. The unamortized balance of these other intangibles was written off in connection of the shutdown of NewLogic in early 1997.

         The Company accounted for this acquisition using the purchase method of accounting and accordingly, the results of operations and cash flows of the acquisition have been included only from the date of acquisition. Excluding the $3,841,000 write-off of purchased in-process technology, the pro forma impact on the Company's results of operations had the acquisition been consummated on January 1, 1995 is not materially different from the results presented in the accompanying statement of operations.

Note 9 -- Preferred Stock, New Common Stock and New Common Stock Warrants:

         As a result of the Plan, the Company issued 2,295,000 voting shares of Series A-1 preferred stock ("Series A-1") and 2,405,000 nonvoting shares of Series A-2 preferred stock to ACMA for cash of $5.0 million. National Semiconductor was issued 500,000 voting shares of Series A-1 for $1.0 million. In addition, 1,200,000 shares of Series B voting preferred stock were issued to NKK and Mitsubishi. These shares form part of the settlement against $10,750,000 of short-term notes owed by the Company prior to June 21, 1994. All preferred stock was converted at a 2-for-1 ratio of preferred stock to common stock upon the completion of the Company's initial public offering.

         A total of 550,000 shares of the new common stock was issued to creditors and lessors as part of the Plan. The 1994 Stock Option Plan was also created (Note 10).

         In exchange for its guarantee on the CoastFed line of credit in April 1994, ACMA was issued warrants to purchase 250,000 shares of new common stock at an exercise price of $1.00 per share. There is a five year expiration date placed on these warrants. On December 9, 1994, ACMA assigned a warrant to purchase 50,000 shares of common stock to Chiang Lam (President of ACMA USA). In January 1995, in exchange for a $1.0 million increase in its guarantee of the line of credit, ACMA received an additional warrant to purchase 25,000 shares of new common stock at an exercise price of $4.00 per share. No warrants were exercised at December 31, 1995 and December 31, 1996. The value of the warrants is considered nominal at the date of grant. On April 28, 1995 ACMA sold a warrant to purchase 175,000 shares of new common stock to Atmel Corporation ("Atmel") (Note 6).

Note 10 -- Stock Compensation Plans:

         Pursuant to the Plan, the 1994 Stock Option Plan was created on June 21, 1994.

         Under the 1994 Stock  Option  Plan (the  "Option  Plan"),  the  maximum aggregate number of shares which may be optioned is 1,498,000 shares. Nonstatutory stock options may be granted to employees, outside directors and consultants, whereas incentive stock options can only be granted to employees. Options are generally granted at fair market value subject to the following:

(a) With respect to options granted to an employee who, at the time of the grant owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price shall be no less than 110% of the fair market value on the date of the grant for incentive and nonstatutory stock options.

(b) With respect to options granted to any employee other than described in the preceding paragraph, the exercise price shall be no less than 100% for incentive stock options and 85% for nonstatutory stock options of the fair market value on the date of the grant.

         During 1994, the Company's directors and stockholders approved the Directors' Stock Option Plan ("Directors' Plan") and reserved 150,000 shares of common stock for issuance thereunder. Terms of the Directors' Plan provide for the grant of options to the Company's independent directors in annual increments commencing in 1995. The exercise price of options granted is the fair market value at the date of grant.

         Nonstatutory stock option activity under the Option Plan and Director's Plan was as follows (in thousands):

                                                1994         1995         1996
                                               ------       ------       ------

Outstanding at beginning of period ......        --            730          896
 Granted ................................         857          414        1,175
 Canceled ...............................         (88)        (163)        (700)
 Exercised ..............................         (39)         (85)        (235)
                                               ------       ------       ------
Outstanding at December 31 ..............         730          896        1,136
Exercisable at December 31 ..............         256          384          298
                                               ------       ------       ------
Available for Grant at December 31 ......         103          307          149
                                               ------       ------       ------



         Weighted average option exercise price information for the years 1994, 1995 and 1996 follows:

                                               1994         1995         1996
                                              ------       ------       ------

Outstanding at beginning of period ......    $ 0.00        $ 0.32       $ 4.30
Granted during the year .................      0.31         10.26         6.20
Canceled during the year ................      0.30          3.35         8.24
Exercised during the year ...............      0.30          0.43         0.58
Outstanding at December 31 ..............      0.32          4.30         4.54
Exercisable at December 31 ..............      0.31          1.36         2.77



         Significant option groups outstanding at December 31, 1996, and related weighted average price and life information follows (options in thousands):

                        Outstanding          Exercisable
   Range of          -----------------     -----------------       Remaining
Exercise Prices      Shares      Price     Shares      Price      Life (years)
---------------      ------      -----     ------      -----      ------------
$0.30-0.50            242       $ 0.32       202       $ 0.31         7.5
$2.50                 234         2.50       --          0.0          9.9
$3.25-5.00            379         4.49        28         4.50         9.2
$5.13-9.00            224         8.41        59         8.09         8.8
$13.50-25.00           57        16.02         9        17.49         9.0


         Options granted vest over a period of four years. The terms of the option shall be no longer than 10 years. All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during 1995 and 1996 was $5.34 and $2.74 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                     1995              1996
                                                     ----              ----

         Expected life (years) ..................      5                5
         Risk free interest rate ................    6.9%             6.6%
         Volatility .............................     48%              50%
         Dividend yield .........................     --               --


         In April 1995, the board of directors of the Company adopted the Paradigm Technology, Inc. Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The ESPP became effective upon the closing of the Company's initial public offering in July 1995. Under the ESPP, 250,000 shares of common stock have been reserved for issuance to full-time employees employed with the Company for at least three consecutive months.

         Under the ESPP, the purchase price of the common stock will be equal to 85% of the lower of (i) the market price of common stock immediately before the beginning of the applicable participation period or (ii) the market price of common stock at the time of purchase. In general, each participation period is 24 months long, with a new participation period beginning every six months. During 1996, 76,783 shares were issued under the plan. The fair value of the employee's purchase rights was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively; dividend yield of 0% in both years; an expected life of two years for each purchase period; expected volatility of 48% and 50%; and risk free interest rates of 6.0% and 6.3%. The weighted-average fair value of these purchase rights granted in 1995 and 1996 was $5.37 and $4.78, respectively.

         Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                Year Ended         Year Ended
                                                December 31,      December 31,
                                                   1995              1996
                                                ------------      ------------

       Net income (loss):
             As reported ...............          $5,263          $(36,425)
             Pro forma .................           5,024           (37,272)

       Net income (loss) per share:
             As reported ...............          $ 0.83          $  (5.16)
             Pro forma .................            0.79             (5.28)



Note 11 -- Income Taxes:

         No provision has been recorded for any of the periods prior to December 31, 1994, since the Company incurred a net operating loss for tax purposes.

         The provision (benefit) for income taxes consists of the following (in thousands):

                                              Year Ended     Year Ended
                                             December 31,   December 31,
                                                 1995           1996
                                             ------------  -------------

        Federal:
              Current ......................    $ 1,673       $(1,125)
        State:
              Current ......................        472          --
                                                -------       -------
                                                $ 2,145       $(1,125)
                                                =======       =======



         The components of the net deferred tax asset were as follows (in thousands):

                                                       Post-Reorganization
                                                            December 31,
                                                  ------------------------------
                                                    1995                  1996
                                                  -------              ---------
Inventory and other reserves..................    $   589              $  3,052
Depreciation and capital leases...............      2,425                   972
Other.........................................        473                   551
Net operating losses..........................      1,822                13,885
                                                  -------              --------
                                                    5,309                18,460
Less valuation allowance......................     (5,309)              (18,460)
                                                  -------              --------
                                                  $    --              $     --
                                                  =======              ========

         The Company's effective tax rate for 1995 and 1996 was 29% and (3)%, respectively. This rate differs from the federal statutory rate due principally to the following:

                                                    Year Ended       Year Ended
                                                    December 31,    December 31,
                                                       1995             1996
                                                    ------------    ------------

Tax at statutory rate ............................       34%           (34)%
State taxes, net of federal benefit ..............        6             (6)
Tax losses not recognized ........................      --              37
Net operating losses and tax credits
  utilized .......................................      (11)           --
                                                        ---            ---
                                                         29%            (3)%
                                                        ===            ===


         The Company has established a valuation allowance equal to its deferred tax assets on the basis that realization of such assets is not assured. Management's assessment is based on the Company's current net operating losses.

         The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company experienced such an ownership change as a result of the Reorganization (Note 3), and the utilization of the carryforwards was limited.

         At December 31, 1996, the Company had net operating loss carryforwards (reflecting limitation resulting from change in ownership) of approximately $35.5 million available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.

Note 12  -- Capital Lease Obligations and Commitments:

         Until May 1, 1995 the Company leased its fab/manufacturing and lab and test equipment from eleven equipment lessors. A modified payment stream sufficient to cure all defaults under the original lease agreements was confirmed by the Bankruptcy Court in June 1994. The Company was responsible for all insurance, property tax and maintenance. On May 1, 1995, the Company purchased this leased equipment effective March 31, 1995 with proceeds of a term note from Greyrock Business Credit (Note 7).

         The Company's principal manufacturing and administrative facility was leased under an operating lease expiring in 2004. This lease was assumed by the purchaser of the Company's wafer fabrication facility. Rent expense for the period from April 1, 1994 to June 20, 1994, the period from June 21, 1994 to December 31, 1994 and the years ended December 31, 1995 and December 31, 1996 was $164,000, $368,000, $715,000 and $680,000, respectively.

         In December 1996 the Company entered into an agreement to lease its new principal administrative facility under an operating lease expiring in 2002. Future minimum payments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

            Year Ending
            December 31,           Operating Leases
           --------------          ----------------

               1997                   $   382,000
               1998                       439,000
               1999                       452,000
               2000                       464,000
               2001                       476,000
            Thereafter                     40,000
                                      -----------
                                      $ 2,253,000
                                      ===========



Note 13 -- Sale of Wafer Fabrication Facility

         The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred.

         Orbit paid to the Company aggregate consideration of $20 million consisting of $6.7 million in cash, assumption of $7.5 million of indebtedness associated with and secured by the Fab, and promissory notes in the principal amounts of $4.8 million and $1.0 million. The Company also executed a short-term sublease with Orbit pursuant to which it will occupy office space at its principal offices not associated with the Fab.

         The $4.8 million promissory note was issued in connection with a wafer supply agreement that requires Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. Per terms of the agreement, if the Company does not purchase the wafers by the end of May 1997, the Company will forfeit any remaining amount owed under the promissory note. At December 31, 1996, the Company is required to purchase 6,684 wafers under this agreement which the Company fully expects to receive by the end of May 1997. The $1.0 million promissory note is held in escrow to satisfy certain representation and warranties made by the Company. Orbit is required to make two payments of $500,000 plus interest of 4% in May and November 1997. As of December 31, 1996 the outstanding balance under these promissory notes was $4,342,000 which was classified as prepaid expenses and other assets.

         The following table sets forth the components of the $4.6 million loss recorded in 1996 related to the sale of the wafer fabrication facility (in thousands):

                                                           Benefit (Charge)
                                                           Recorded in 1996
                                                           ----------------

     Sale proceeds ........................................... $ 20,000
     Less:  Cost of inventory, fixed
     assets and other assets sold ............................  (21,480)
                                                               --------
                                                                 (1,480)
     Adverse purchase commitment .............................   (1,920)
     Professional fees .......................................     (360)
     Lease buyout ............................................     (225)
     Other costs .............................................     (647)
                                                               --------

     Loss on sale ............................................ $ (4,632)
                                                               ========



         At December 31, 1996 the remaining adverse purchase commitment of $1,337,000 is recorded in prepaid expenses and other as an offset to the note receivable from Orbit.

         In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

Note 14  -- Litigation:

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by plaintiffs. Plaintiffs have served the Paradigm

Defendants with a first set of requests to produce documents, to which the Paradigm Defendants are currently responding. Plaintiffs have also filed a motion for class certification which is set for hearing on April 15, 1997. No other motions have been filed with the court by plaintiffs or defendants, and no discovery has yet been conducted. The Paradigm defendants will vigorously defend the action and, subject to the inherent uncertainties of litigation and based upon facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations.

         On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, was filed. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. None of the Paradigm Defendants have been served in this new action. The Paradigm Defendants believe because the new action appears redundant it is subject to the demurrer which the Court sustained in the first class action.

         The Company is involved in various other litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the results of operations or the financial position of the Company.

Note 15  -- Subsequent Event:

         On January 23, 1997, Paradigm sold a total of 200 shares of 5% Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing
(A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred Stock. The Preferred Stock is redeemable by the Company under certain limited circumstances. The Company is required to register the maximum number of shares of Common stock issuable upon conversion of the Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors of the Registrant.

         Michael Gulett, 44, the Company's President and Chief Executive Officer, joined Paradigm in March 1992. Mr. Gulett, was elected President in February 1993, was appointed Chief Executive Officer in July 1993 and was appointed to the board in March 1994. Prior to joining Paradigm, Mr. Gulett was a consultant from May 1989 until March 1992. From July 1987 until May 1989, Mr. Gulett was the Director of ASIC Operations at VLSI Technology, Inc., a semiconductor manufacturer. He has also worked for NCR Microelectronics, California Devices, Intel Corporation and Burroughs Corporation. Mr. Gulett received his B.S. in electrical engineering from the University of Dayton.

         George J. Collins, 54, has served as a Director of the Company since October 1995. Mr. Collins has been a professor of electrical engineering at Colorado State University since 1973. Mr. Collins is a Fellow with the American Physical Society and the Institute of Electrical Engineers. Mr. Collins is a Director of Quantum Research Corporation. Mr. Collins received his B.S.E.E. from Manhattan University and his M.S. and Ph.D. in engineering from Yale University.

         James L. Kochman, 47, has served as Director of the Company since June 1994 and has been a partner with the investment banking firm of Bentley, Hall, Von Gehr International since April 1992. He was formerly President and Chief Executive Officer of TEKNA/S-TRON, a consumer products company. Prior to joining TEKNA, he spent six years with FMC Corporation in a variety of corporate staff and operating assignments, including Director of Manufacturing and Director of Technology and Business Development with FMC's Ordinance Division in San Jose. Previously Mr. Kochman worked for International Harvester Company. Mr. Kochman received his B.S. in mechanical engineering from the University of Illinois and an M.B.A. from the University of Chicago.

         (b)      Executive Officers of the Registrant.

         Michael Gulett, the Company's President and Chief Executive Officer, joined Paradigm in March 1992. Mr. Gulett was elected President in February 1993, and was appointed Chief Executive Officer in July 1993. Prior to joining Paradigm, Mr. Gulett was a consultant from May 1989 until March 1992. From July 1987 until May 1989, Mr. Gulett was the Director of ASIC Operations at VLSI Technology, Inc., a semiconductor manufacturer. He has also worked for NCR
Microelectronics, California Devices, Intel Corporation and Burroughs Corporation. Mr. Gulett received his B.S. in electrical engineering from the University of Dayton.

         Robert C. McClelland served as Paradigm's Vice President of Finance, Chief Financial Officer from June 1993 to February 1997, and as Secretary from April 1994 to February 1997. Prior to joining Paradigm, Mr. McClelland served as Vice President of Finance at Beaver

Computer Corporation, a manufacturer of notebook computers, from February 1991 through January 1993. From January 1982 through January 1991, Mr. McClelland was a Vice President and Controller of Precision Monolithics, Inc., a manufacturer of bipolar semiconductors. Mr. McClelland received his B.S. in finance from the University of Vermont.

         Douglas Schirle has served as Paradigm's Vice President of Finance and Chief Financial Officer since February 1997. Mr. Schirle joined Paradigm in December 1993 as the Corporate Controller. Prior to joining Paradigm, Mr. Schirle was a product line controller and general accounting manager at Cypress Semiconductor from January 1987 to September 1993. From June 1979 to December 1986, Mr. Schirle worked in the audit division of Arthur Andersen & Co. in San Jose, California. Mr. Schirle received his B.S. in business administration from San Jose State University and is a CPA in the State of California.

         Dennis McDonald has served as Paradigm's Vice President, Human Resources since May 1995. Mr. McDonald was Vice President of Human Resources for Meta-Software from September 1994 to May 1995, and a Principal at Pragmatic Human Resources Solutions from May 1990 to August 1994. Mr. McDonald has also worked for VLSI Technology and Fairchild Semiconductor. Mr. McDonald received a B.B.A. from St. John's University.

         Philip Siu has served as Paradigm's Vice President, Engineering since April 1995. Prior to joining Paradigm, Mr. Siu was the President of Saning Electronic, a start-up analog and memory design company, since 1993. Mr. Siu was Vice President of Engineering at ESS Technology, a semiconductor company, from 1991 to 1993 and was President of Micro Integration, a semiconductor company, from 1987 to 1991. He has previously worked for VLSI Technology, Synertek and American Microsystems. Mr. Siu received his B.S. in electrical engineering from the University of Manitoba, Canada and an M.S. in electrical engineering from San Jose State University.

         James H. Boswell who has served as Paradigm's Vice President, Sales and Marketing since December 1996, joined the Company in November 1995 as Director of Marketing. Prior to joining Paradigm, Mr. Boswell was the Sales Manager of Sharp from 1994 to 1995. Mr. Boswell was in the marketing and sales department of Hitachi from 1989 to 1994. Mr. Boswell received his B.S. from University of New Mexico and his M.B.A. from the University of Arizona.

         Richard Morley has served as Paradigm's Vice President, Operations since February 1997. Prior to joining Paradigm Mr. Morley worked in other IC based Operations-notably Kopin Corporation as General Manager of Display Manufacturing from 1994 to 1996 and was Director of Operations for Zilog's Nampa Mod II and Mod III CMOS wafer fabrication facilities from 1988 to 1994. Mr. Morley has also worked for other IC manufacturing companies such as General Instrument, NCR, Sprague Solid State, California Devices and VLSI Technology. Mr. Morley received his B.S. in chemistry from Manhattan College.

ITEM 11.          EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer, and each of the other four most highly compensated executive officers, who were serving as executive officers on December 31, 1996 (the "Named Executive Officers") and whose aggregate salary and bonus exceeded $100,000, for the fiscal years ended
December 31, 1994, 1995 and 1996.

                                                     Summary Compensation Table

                                                                                                                     Long-Term
                                                                                                                   Compensation
                                                                        Annual Compensation(1)                       Payouts
                                                        -----------------------------------------------------      -------------
                                                                                                                    Securities
                                                                                            Other Annual            Underlying
  Name and Principal Position            Year           Salary($)         Bonus($)(2)      Compensation($)           Options(#)
  ---------------------------            ----           ---------         -----------      ---------------           ----------

Michael Gulett                           1996           $249,185           $ 85,174               --                  25,000
 President and Chief                     1995           $219,692           $150,310               --                  15,000
 Executive Officer                       1994           $171,923           $ 55,000               --                 180,000

                                         1996           $128,076           $ 17,155               --                  13,000
Robert C. McClelland                     1995           $121,792           $ 30,484               --                  10,000
 Chief Financial Officer                 1994           $112,599           $ 10,000               --                  33,750

Dennis McDonald (3)
 Vice President, Human                   1996           $134,302           $ 19,174               --                  17,000
 Resources                               1995           $ 70,400           $    175               --                  25,000

Philip Siu (3)
 Vice President,                         1996           $139,195           $ 25,174               --                  22,000
 Engineering                             1995           $ 92,308           $ 25,155               --                  62,500

James Boswell (3)
 Vice President, Sales and               1996           $119,638           $  9,174           $  1,385(3)             26,250
 Marketing                               1995           $  6,250               --                 --                  15,000

--------------

(1) The Company changed its fiscal year-end from March 31 to December 31 in June 1994. For purposes of the Summary Compensation Table, the 1994 fiscal year figures presented reflect annual compensation for the four quarters ended December 31, 1994.
(2) Represents cash bonuses, profit sharing and commissions paid during the year.
(3) Mr. Siu, Mr. McDonald and Mr. Boswell were hired by the Company in April, May and November 1995, respectively.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Company's Named
Executive Officers.

                                                                 Option Grants in Last Fiscal Year

                                                                                                         Potential Realizable
                                                     Percent                                               Value at Assumed
                                                    of Total                                                Annual Rates of
                                 Number of           Options                                                  Stock Price
                                 Securities        Granted to        Exercise                              Appreciation for
                                 Underlying         Employees         or Base                               Option Term (3)
                                  Options           in Fiscal          Price         Expiration         ---------------------
                                 Granted(1)          Year(2)         ($/Share)          Date               5%           10%
                                 ---------          ---------        ---------       ----------         -------      --------

Michael Gulett                    25,000              2.15%            $ 4.50         07/24/06          $70,751      $179,296
Robert C. McClelland               5,000              0.43%            $13.50         01/01/06          $42,494      $107,715
                                   8,000              0.69%            $ 4.50         07/24/06          $22,640      $ 57,375
Philip Siu(4)                     10,000              0.86%            $13.50         01/01/06          $84,989      $215,430
                                  12,000              1.03%            $ 4.50         07/24/06          $33,960      $ 86,062
Dennis McDonald                    5,000              0.43%            $13.50         01/01/06          $42,494      $107,715
                                  12,000              1.03%            $ 4.50         07/24/06          $33,960      $ 86,062
James Boswell                     15,000              1.29%            $ 4.50         12/29/05          $39,450      $ 98,365
                                  11,250              0.97%            $ 2.50         11/21/06          $17,688      $ 44,824

----------

(1)  These options vest on the anniversary date of the grant at 25% per year.
(2) Based on options to purchase an aggregate of 1,161,812 shares of Common Stock granted during fiscal 1996.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable resting periods and the date on which the options are exercised.

         The  following  table  shows  stock  options  exercised  by  the  Named
Executive Officers as of December 31, 1996. In addition, this table includes the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 1996. The closing price of the Company's Common Stock at fiscal year-end was $2.38.

                                           Aggregated Option Exercises in Last Fiscal Year
                                                      and FY-End Option Values

                                                                 Number of Securities               Value of Unexercised
                              Shares                           Underlying Unexercised               In-the-Money Options
                             Acquired                           Options at FY-End(#)                  at FY-End ($)(1)
                                on           Value           ------------------------------    ------------------------------
           Name              Exercise      Realized          Exercisable      Unexercisable     Exercisable     Unexercisable
           ----              --------      --------          -----------      -------------     -----------     -------------

Michael Gulett               15,000        $146,313             166,837           381,163        $334,515         $ 7,860
Robert C. McClelland         20,058        $230,690              10,366            26,326        $ 17,619         $14,863
Philip Siu                       --        $      0              27,292            57,208        $      0         $     0
Dennis McDonald                  --        $      0               9,896            32,104        $      0         $     0
James Boswell                    --        $      0               3,750            22,500        $      0         $     0

--------------
(1)      Value is calculated  by (i)  subtracting  the exercise  price per share
         from  the  year-end   closing  price  of  $2.38  per  share;  and  (ii)
         multiplying the number of shares subject to the option.


Compensation of Directors

         The Company's non-employee directors ("Outside Directors") receive a fee of $3,000 per quarter. All Outside Directors are also reimbursed for expenses incurred in connection with attending Board and committee meetings. The Company's 1994 Stock Option Plan (the "Option Plan") provides for the grant of options to Outside Directors pursuant to a nondiscretionary, automatic grant mechanism, whereby each Outside Director is granted an option at fair market value to purchase 3,125 shares of Common Stock on the date of each Annual Meeting of Stockholders, provided such director is re-elected. These options vest over four years at the rate of 25% per year so long as the optionee remains an Outside Director of the Company. Each new Outside Director who joins the Board is automatically granted an option at fair market value to purchase 12,500 shares of Common Stock upon the date on which such person first becomes an Outside Director. These options vest over four years at the rate of 25% per year.

Employment Agreements

         The Company entered into an employment agreement with Michael Gulett on August 26, 1996 (the "Agreement"), which provides for a base salary of $255,000 and the right to participate in the Company's executive compensation program. The Company may terminate Mr. Gulett's employment at any time with or without cause upon 90 days' advance written notice; provided, however, that if he is terminated without cause (other than as a result of disability or change of control of the Company), he will receive salary continuation for six months. In the event Mr. Gulett's employment is terminated during the term of the Agreement and within the first six-month period after the occurrence of a change of control of the Company, as defined in the Agreement, Mr. Gulett will be entitled to receive one and a half times his annual rate of base salary as in effect on the date of the employment termination, plus one and a half times the last annual bonus awarded by the Company.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 20, 1997 by: (i) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person subject to community property laws where applicable.

                                                       Shares
                                                     Beneficially
       Name of Beneficial Owner                         Owned         Percent
       ------------------------                         -----         -------
Vintage Products, Inc.(1)
Arlozorv Street
Telaviv, Israel ....................................   1,600,000         18.1%

ACMA Limited(2)
17 Jurong Port Road
Singapore 2261 .....................................   1,500,000         20.2%

Atmel Corporation(3)
2125 O'Nel Drive
San Jose, CA 95131 .................................   1,028,050         13.9%

Michael Gulett(4) ..................................     183,125          2.5%

Philip Siu(5) ......................................      33,750           *

James L. Kochman(6) ................................      21,875           *

Robert C. McClelland(7) ............................      14,572           *

Dennis McDonald(8) .................................      12,708           *

Richard Morley .....................................      11,000           *

James Boswell(9) ...................................       3,750           *

George J. Collins(10) ..............................       3,125           *

S. Atiq Raza(11) ...................................       3,125           *

All directors and executive officers as a group
(10 persons)(12) ...................................     291,331          3.9%

----------

*        Less than one percent (1%).

(1) Represents shares issuable upon conversion of the Company's 5% Series A Convertible Redeemable Preferred Stock. See "Business--Recent Developments--Sale of Preferred Stock."
(2)      Includes 175,000 shares issuable upon exercise of outstanding warrants.
(3)      Includes 200,000 shares issuable upon exercise of outstanding warrants.
(4) Includes 171,875 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(5) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(6) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(7) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(8) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(9) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(10) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.

(11) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(12) Includes 270,081 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.


Section 16(a)     Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors and executive officers to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that a Form 4 for Richard Velhouse was inadvertently filed late for his November 1996 transactions.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Atmel Relationship

         On April 28, 1995, pursuant to certain agreements with certain of the Company's stockholders, Atmel Corporation ("Atmel") acquired 425,000 shares of Common Stock from the Company, 300,000 shares of Common Stock from certain stockholders of the Company, and 128,050 shares of Common Stock from the
Company's equipment lessors, all of which shares were purchased at a price of $8.00 per share. Atmel also acquired from ACMA Limited ("ACMA") certain warrants to purchase 175,000 shares of Common Stock of the Company at an exercise price of $1.00 per share, for a purchase price of $7.00 per share subject to the warrants. In connection with these transactions, the Company entered into an agreement with Atmel (the "Stock Purchase Agreement") pursuant to which Atmel agreed to certain transfer restrictions for a period of three years. Atmel also agreed to certain standstill provisions, including an agreement not to increase its beneficial ownership above 19.9% of the voting power of the Company on a fully diluted basis for a period of five years from the date of the Stock Purchase Agreement. The foregoing restrictions terminate on the date on which a person or entity acquires more than 50% of the voting power of the Company. In addition, Atmel agreed that, for a period of ten years from the date of the Stock Purchase Agreement, it will vote its shares of Common Stock of the Company in proportion to the votes cast by the other stockholders of the Company, except with respect to certain material events. The voting and standstill restrictions terminate at such time as Atmel beneficially owns less than 5% of the Common Stock of the Company. In connection with its acquisition of capital stock of the Company, Atmel became a party to the Registration Rights Agreement which provides Atmel with certain rights to register its shares of Common Stock of the Company. On April 28, 1995, Atmel also entered into a Licensing and Manufacturing Agreement with the Company.

Bentley, Hall, Von Gehr International

         James Kochman, a director of the Company, is a partner of Bentley, Hall, Von Gehr International ("Von Gehr"), an investment banking firm which performed investment banking services for the Company during the 12 months ended December 31, 1996. Such services related to, among other things, the Company's acquisition of NewLogic and the sale of the Company's wafer fabrication facility to Orbit Semiconductor. Compensation to Von Gehr during 1996 exceeded 5% of the Von Gehr's consolidated gross revenues for its most recent fiscal year. Von Gehr may also perform investment banking services for the Company from time to time in the future.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a)      Financial Statements.

                  The financial statements listed below appear on the page indicated:

                                                                     Page Number
                                                                     -----------

Report of Independent Accountants....................................... 36

Balance Sheets, December 31, 1996 and December 31, 1995................. 37

Statements of  Operations  for the years ended  December 31, 1996 and December 31, 1995,  the Period from June 21, 1994 to
         December 31, 1994,  and the Period from April 1, 1994 to
         June 20, 1994.................................................. 38

Statements of Stockholders'  Equity (Deficit) for the years ended
         December 31, 1996 and December 31, 1995, the Period from
         June 21, 1994 to December 31, 1994,  and the Period from
         April 1, 1994 to June 20, 1994 ................................ 39

Statements of Cash Flows for the years  ended  December  31, 1996 and December 31, 1995,  the Period from June 21, 1994 to
         December 31, 1994,  and the Period from April 1, 1994 to
         June 20, 1994 ................................................. 40

Notes to Financial Statements........................................... 41


         (b)      Reports on Form 8-K.

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 2, 1996. The report announced the sale of the Registrant's semiconductor wafer fabrication manufacturing operation, including equipment and work in process, and the assignment of the Registrant's rights and obligations under the lease of its wafer fabrication facility.

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 6, 1997. The report announced the private placement of a total of 200 shares of the Registrant's 5% Series A Convertible Redeemable Preferred Stock to Vintage Products, Inc. at a price of $10,000 per share, for a total proceeds (net of payments to third parties) of approximately $1,880,000.

         (c)      Exhibits

                  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

         (d)      Financial Statement Schedules

                  Financial statement schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto included as part of the Company's 1996 Annual Report on Form 10-K.

                        INDEX TO EXHIBITS


    Exhibit
    Number                                      Exhibit
    ------

      1.3          Agreement  and Plan of  Merger  between  the  Registrant  and
                   Paradigm   Technology   Delaware   Corporation,   a  Delaware
                   corporation.(1)

      1.4 Agreement and Plan of Merger dated as of June 5, 1996 between the Registrant and NewLogic Corp.

      2.1          Third Amended Joint Plan of Reorganization effective June 21,
                   1994.(1)

      2.2 Stock Purchase Agreement, dated as of January 21, 1997, by and between Paradigm Technology, Inc. and Vintage Products, Inc.(7)

      2.3          Securities  Purchase  Agreement  dated as of April  22,  1996
                   between   the   Registrant,   NewLogic   Corp.   and  certain
                   securityholders of NewLogic Corp.

      2.4 First Amendment to Securities Purchase Agreement dated as of April 22, 1996 between the Registrant, NewLogic Corp. and certain securityholders of NewLogic Corp.

      2.5 Investor Securities Purchase Agreement dated as of May 29, 1996 between the Registrant and certain Investors listed on Schedule A attached thereto.

      3.1          Amended and Restated Certificate of Incorporation.(1)

      3.2          Bylaws of the Registrant, as amended.(1)

      4.1 Certificate of Designation of the 5% Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of the State of Delaware.(7)

      9.1 Voting Trust Agreement dated as of May 24, 1996 between Hans Olsen and the persons listed on Schedule A attached thereto.

     10.1 Amended and Restated 1994 Stock Option Plan of the Registrant (the "Plan").(5)

     10.2          Form of Incentive Stock Option Agreement under the Plan.(1)

     10.3          Form  of  Nonstatutory   Stock  Option  Agreement  under  the
                   Plan.(1)

     10.4          1995 Employee Stock Purchase Plan of the Registrant.(1)

    Exhibit
    Number                                      Exhibit
    ------

     10.5 Office Building Lease between Sobrato Development Companies #871, a California limited partnership and the Registrant dated December 7, 1988.(1)

     10.6 Second Amendment to Office Building Lease between Sobrato Development Companies #871, a California limited partnership and the Registrant dated June 18, 1990.(1)

     10.7 First Amendment to Office Building Lease between Sobrato Development Companies #871, a California limited partnership and the Registrant dated May 4, 1989.(1)

     10.8          Technology   Development   Agreement  for  SRAM/ASM   Process
                   Technology  and  Design  between  NKK   Corporation  and  the
                   Registrant dated January 17, 1992.(1)(2)

     10.9 Side Letter to Technology Development Agreement for SRAM/ASM Process Technology and Design between NKK Corporation and the Registrant dated January 17, 1992.(1)

     10.10         Amendment  No.  1 to  Technology  Development  Agreement  for
                   SRAM/ASM   Process   Technology   and  Design   between   NKK
                   Corporation and the Registrant dated October 23, 1992.(1)(2)

     10.11         Amendment  No.  2 to  Technology  Development  Agreement  for
                   SRAM/ASM   Process   Technology   and  Design   between   NKK
                   Corporation and the Registrant dated October 30, 1992.(1)

     10.12         Amendment  No.  3 to  Technology  Development  Agreement  for
                   SRAM/ASM Process Technology and Design between NKK Corporation and the Registrant dated February 16, 1995.(1)(2)

     10.13         Restated  Technology   Development  Agreement  for  4Mb  SRAM
                   Process and Design between NKK Corporation and the Registrant dated May 26, 1992.(1)(2)

     10.14 Amendment No. 1 to Restated Technology Development Agreement for 4Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

     10.15 Amendment No. 2 to Restated Technology Development Agreement for 4Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 30, 1992.(1)

    Exhibit
    Number                                      Exhibit
    ------
     10.16 Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated May 26, 1992.(1)(2)

     10.17 Amendment No. 1 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

     10.18 Amendment No. 2 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 30, 1992.(1)

     10.19 Amendment No. 3 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated August 16, 1994.(1)(2)

     10.20         Agreement   on  1M  SRAM  Sales  Right  and  OEM  Supply  and
                   Modification of Existing Agreements between NKK Corporation and the Registrant dated April 18, 1995.(1)(2)

     10.21         Marketing and Resale  Agreement  between the  Registrant  and
                   National   Semiconductor   Corporation   dated   October  13,
                   1994.(1)(2)

     10.22 License and Manufacturing Agreement between the Registrant and Atmel Corporation dated April 28, 1995.(1)(2)

     10.23 Patent License Agreement between the Registrant and American Telephone and Telegraph Company dated December 13, 1990.(1)

     10.24 Amended and Restated Registration Rights Agreement between the Registrant and certain stockholders of the Registrant dated April 28, 1995.(1)

     10.25 Amended Warrant for 50,000 shares of Common Stock of the Registrant issued to ACMA Limited on June 23, 1994.(1)

     10.26 Warrant for 100,000 shares of Common Stock transferred by ACMA Limited to Chiang Lam on December 9, 1994.(1)

     10.27 Warrant for 50,000 shares of Common Stock issued by the Registrant to ACMA Limited on January 25, 1995 between the Registrant and Atmel Corporation.(1)

     10.28 Warrant for 350,000 shares of Common Stock of the Registrant transferred by ACMA Limited to Atmel Corporation on May 1, 1995.(1)

    Exhibit
    Number                                      Exhibit
    ------

     10.29 Loan and Security Agreement between the Registrant and Greyrock Business Credit dated February 28, 1995.(1)

     10.30 Amendment to Loan Documents between the Registrant and Greyrock Business Credit dated April 7, 1995.(1)

     10.31 Amendment to Loan Documents between the Registrant and Greyrock Business Credit dated May 1, 1995.(1)

     10.32         Form of Indemnification Agreement.(1)

     10.33 General Release and Covenant Not to Sue dated May 24, 1995 between Anthony C. Langley and the Registrant.(1)

     10.34 Stock Purchase Agreement dated as of April 28, 1995 between the Registrant and Atmel Corporation.(1)

     10.35 Letter of Credit dated March 2, 1995 issued by Royal Bank of Canada Singapore on behalf of ACMA Limited in favor of Greyrock Business Credit.(1)

     10.36 Observation Rights Agreement dated June 16, 1995 between ACMA Limited and the Registrant.(1)

     10.37 Third Amendment to Office Building Lease between Sobrato Development Companies #871, a California limited partnership and the Registrant dated December 21, 1995.(3)

     10.38 Loan and Security Agreement dated February 9, 1996 between Bank of the West and the Registrant.(3)

     10.39 Loan and Security Agreement dated February 14, 1996 between the Registrant and the CIT Group/Equipment Financing, Inc.(4)

     10.40 Agreement of Purchase and Sale of Assets dated as of November 7, 1996 between the Registrant and Orbit Semiconductor, Inc. Exhibits to this Agreement omitted from this report will be furnished to the Securities and Exchange Commission upon request.(6)

     10.41 Wafer Manufacturing Agreement dated as of November 7, 1996 between the Registrant and Orbit Semiconductor, Inc.(6)

     10.42 Promissory Note dated November 15, 1996 in the aggregate principal amount of $4,800,000 issued by Orbit Semiconductor, Inc. to the Registrant.(6)

    Exhibit
    Number                                      Exhibit
    ------

     10.43 Promissory Note dated November 15, 1996 in the aggregate principal amount of $1,000,000 issued by Orbit Semiconductor, Inc. to the Registrant.(6)

     10.44 Office Building Lease Agreement dated December 26, 1996 between the Registrant, John Arrillaga, Trustee, UTA dated 7/20/77 and Richard T. Perry, Trustee, UTA dated 7/20/77.

     10.45 Loan and Security Agreement dated October 25, 1996 between the Registrant and Greyrock Business Credit.

     10.46 Employee letter agreement dated May 23, 1996 between the Registrant and Hans Olsen.

     10.47 Employee letter agreement dated May 24, 1996 between the Registrant and Bruce Campbel.

     10.48 Employee letter agreement dated May 23, 1996 between the Registrant and Gregory Roberts.

     10.49         Executive   Compensation  Agreement  dated  August  26,  1996
                   between the Registrant and Michael Gulett.

     11.1          Computation of Net Income (Loss) Per Share.

     23.1          Consent of Price Waterhouse LLP, Independent Accountants.

     27.1          Financial Data Schedule

--------------------

(1) Incorporated by reference to Registration Statement on Form S-1 (Reg. No. 33-92390).
(2)      Confidential treatment granted as to certain portions.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 1996.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 11, 1997               PARADIGM TECHNOLOGY, INC.



                                     By             /s/ Michael Gulett
                                        ----------------------------------------
                                                      Michael Gulett
                                           President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature and Title                                Date
                  -------------------                                ----



By                /s/ Michael Gulett                            March 11, 1997
  --------------------------------------------------
                    Michael Gulett
    President, Chief Executive Officer and Director
             (Principal Executive Officer)



By                /s/ Douglas Schirle                           March 11, 1997
  --------------------------------------------------
                    Douglas Schirle
             Vice President of Finance and
                Chief Financial Officer
             (Principal Financial Officer)



By                /s/ George Collins                            March 11, 1997
  --------------------------------------------------
                    George Collins
                       Director



By                 /s/ James Kochman                            March 11, 1997
  --------------------------------------------------
                     James Kochman
                       Director

                                INDEX TO EXHIBITS



    Exhibit
    Number                            Exhibit
    ------                            -------

     1.3 Agreement and Plan of Merger between the Registrant and Paradigm Technology Delaware
                   Corporation, a Delaware corporation.(1)

     1.4           Agreement  and Plan of Merger dated as of June
                   5, 1996  between the  Registrant  and NewLogic
                   Corp.

     2.1 Third Amended Joint Plan of Reorganization effective June 21, 1994.(1)

     2.2           Stock Purchase Agreement,  dated as of January
                   21, 1997, by and between Paradigm  Technology,
                   Inc. and Vintage Products, Inc.(7)

     2.3           Securities  Purchase  Agreement  dated  as  of
                   April  22,  1996   between   the   Registrant,
                   NewLogic Corp. and certain securityholders of NewLogic Corp.

     2.4           First   Amendment   to   Securities   Purchase
                   Agreement dated as of April 22, 1996 between the Registrant, NewLogic Corp. and certain securityholders of NewLogic Corp.

     2.5           Investor  Securities  Purchase Agreement dated
                   as of May 29, 1996 between the  Registrant and
                   certain   Investors   listed  on   Schedule  A
                   attached thereto.

     3.1           Amended   and    Restated    Certificate    of
                   Incorporation.(1)

     3.2           Bylaws of the Registrant, as amended.(1)

     4.1           Certificate  of Designation of the 5% Series A
                   Convertible   Redeemable  Preferred  Stock  as
                   filed with the Secretary of State of the State of Delaware.(7)

     9.1           Voting  Trust  Agreement  dated  as of May 24,
                   1996 between Hans Olsen and the persons listed on Schedule A attached thereto.

    10.1 Amended and Restated 1994 Stock Option Plan of the Registrant (the "Plan").(5)

    10.2 Form of Incentive Stock Option Agreement under the Plan.(1)

    10.3 Form of Nonstatutory Stock Option Agreement under the Plan.(1)

    10.4           1995  Employee  Stock  Purchase  Plan  of  the
                   Registrant.(1)

    10.5           Office    Building   Lease   between   Sobrato
                   Development   Companies   #871,  a  California
                   limited  partnership and the Registrant  dated
                   December 7, 1988.(1)

    Exhibit
    Number                            Exhibit
    ------                            -------

    10.6           Second  Amendment  to  Office  Building  Lease
                   between Sobrato Development  Companies #871, a
                   California   limited   partnership   and   the
                   Registrant dated June 18, 1990.(1)

    10.7           First   Amendment  to  Office  Building  Lease
                   between Sobrato Development  Companies #871, a
                   California   limited   partnership   and   the
                   Registrant dated May 4, 1989.(1)

    10.8           Technology  Development Agreement for SRAM/ASM
                   Process  Technology  and  Design  between  NKK
                   Corporation  and the Registrant  dated January
                   17, 1992.(1)(2)

    10.9           Side   Letter   to   Technology    Development
                   Agreement for SRAM/ASM Process  Technology and
                   Design   between  NKK   Corporation   and  the
                   Registrant dated January 17, 1992.(1)

    10.10 Amendment No. 1 to Technology Development Agreement for SRAM/ASM Process Technology and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

    10.11          Amendment  No.  2  to  Technology  Development
                   Agreement for SRAM/ASM Process  Technology and
                   Design   between  NKK   Corporation   and  the
                   Registrant dated October 30, 1992.(1)

    10.12 Amendment No. 3 to Technology Development Agreement for SRAM/ASM Process Technology and Design between NKK Corporation and the Registrant dated February 16, 1995.(1)(2)

    10.13          Restated Technology  Development Agreement for
                   4Mb  SRAM  Process  and  Design   between  NKK
                   Corporation  and the Registrant  dated May 26,
                   1992.(1)(2)

    10.14 Amendment No. 1 to Restated Technology Development Agreement for 4Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

    10.15          Amendment   No.  2  to   Restated   Technology
                   Development Agreement for 4Mb SRAM Process and
                   Design   between  NKK   Corporation   and  the
                   Registrant dated October 30, 1992.(1)

    10.16          Restated   Technology   Transfer  and  License
                   Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated May 26, 1992.(1)(2)

    10.17 Amendment No. 1 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

    Exhibit
    Number                            Exhibit
    ------                            -------

    10.18 Amendment No. 2 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 30, 1992.(1)

    10.19 Amendment No. 3 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated August 16, 1994.(1)(2)

    10.20          Agreement  on 1M  SRAM  Sales  Right  and  OEM
                   Supply and Modification of Existing Agreements between NKK Corporation and the Registrant dated April 18, 1995.(1)(2)

    10.21          Marketing  and Resale  Agreement  between  the
                   Registrant    and    National    Semiconductor
                   Corporation dated October 13, 1994.(1)(2)

    10.22 License and Manufacturing Agreement between the Registrant and Atmel Corporation dated
                   April 28, 1995.(1)(2)

    10.23          Patent   License    Agreement    between   the
                   Registrant   and   American    Telephone   and
                   Telegraph Company dated December 13, 1990.(1)

    10.24          Amended  and  Restated   Registration   Rights
                   Agreement between the Registrant and certain stockholders of the Registrant dated April 28, 1995.(1)

    10.25          Amended  Warrant  for 50,000  shares of Common
                   Stock of the Registrant issued to ACMA Limited on June 23, 1994.(1)

    10.26 Warrant for 100,000 shares of Common Stock transferred by ACMA Limited to Chiang Lam on December 9, 1994.(1)

    10.27 Warrant for 50,000 shares of Common Stock issued by the Registrant to ACMA Limited on January 25, 1995 between the Registrant and
                   Atmel Corporation.(1)

    10.28 Warrant for 350,000 shares of Common Stock of the Registrant transferred by ACMA Limited to Atmel Corporation on May 1, 1995.(1)

    10.29          Loan  and  Security   Agreement   between  the
                   Registrant and Greyrock  Business Credit dated
                   February 28, 1995.(1)

    10.30          Amendment  to  Loan   Documents   between  the
                   Registrant and Greyrock  Business Credit dated
                   April 7, 1995.(1)

    10.31          Amendment  to  Loan   Documents   between  the
                   Registrant and Greyrock  Business Credit dated
                   May 1, 1995.(1)

    10.32          Form of Indemnification Agreement.(1)

    Exhibit
    Number                            Exhibit
    ------                            -------

    10.33          General  Release and Covenant Not to Sue dated
                   May 24, 1995 between Anthony C. Langley and the Registrant.(1)

    10.34          Stock Purchase Agreement dated as of April 28,
                   1995   between   the   Registrant   and  Atmel
                   Corporation.(1)

    10.35          Letter of Credit dated March 2, 1995 issued by
                   Royal Bank of Canada Singapore on behalf of ACMA Limited in favor of Greyrock Business
                   Credit.(1)

    10.36          Observation  Rights  Agreement  dated June 16,
                   1995    between    ACMA    Limited   and   the
                   Registrant.(1)

    10.37          Third   Amendment  to  Office  Building  Lease
                   between Sobrato Development  Companies #871, a
                   California   limited   partnership   and   the
                   Registrant dated December 21, 1995.(3)

    10.38          Loan and Security  Agreement dated February 9,
                   1996   between   Bank  of  the  West  and  the
                   Registrant.(3)

    10.39          Loan and Security Agreement dated February 14,
                   1996  between  the   Registrant  and  the  CIT
                   Group/Equipment Financing, Inc.(4)

    10.40 Agreement of Purchase and Sale of Assets dated as of November 7, 1996 between the Registrant and Orbit Semiconductor, Inc. Exhibits to this Agreement omitted from this report will be furnished to the Securities and Exchange Commission upon request.(6)

    10.41          Wafer  Manufacturing  Agreement  dated  as  of
                   November 7, 1996  between the  Registrant  and
                   Orbit Semiconductor, Inc.(6)

    10.42          Promissory Note dated November 15, 1996 in the
                   aggregate   principal   amount  of  $4,800,000
                   issued by Orbit Semiconductor, Inc. to the Registrant.(6)

    10.43          Promissory Note dated November 15, 1996 in the
                   aggregate   principal   amount  of  $1,000,000
                   issued by Orbit Semiconductor, Inc. to the Registrant.(6)

    10.44 Office Building Lease Agreement dated December 26, 1996 between the Registrant, John Arrillaga, Trustee, UTA dated 7/20/77 and Richard T. Perry, Trustee, UTA dated 7/20/77.

    10.45          Loan and Security  Agreement dated October 25,
                   1996  between  the   Registrant  and  Greyrock
                   Business Credit.

    10.46 Employee letter agreement dated May 23, 1996 between the Registrant and Hans Olsen.

    Exhibit
    Number                            Exhibit
    ------                            -------

    10.47 Employee letter agreement dated May 24, 1996 between the Registrant and Bruce Campbell.

    10.48          Employee  letter  agreement dated May 23, 1996

                   between the Registrant and Gregory Roberts.

    10.49          Executive  Compensation Agreement dated August
                   26, 1996  between the  Registrant  and Michael
                   Gulett.

    11.1           Computation of Net Income (Loss) Per Share.

    23.1           Consent of Price  Waterhouse LLP,  Independent
                   Accountants.

    27.1           Financial Data Schedule

--------------------

(1) Incorporated by reference to Registration Statement on Form S-1 (Reg. No. 33-92390).
(2)      Confidential treatment granted as to certain portions.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 1996.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 1997.
*        Previously filed.