Form 10-K/A
period 1996-12-31
PARADIGM TECHNOLOGY INC /DE/
filed 1997-04-24
CIK 945699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A

                                 Amendment No. 1


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended ....................................December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-26124
                         -------

                           PARADIGM TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 770140882-5
----------------------------------------    ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

     694 Tasman Drive, Milpitas, CA                         95035
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

             (408) 954-0500
     -------------------------------
     (Registrant's telephone number,
          including area code)


           Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 Par Value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES /X/ NO / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. /X/


       The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $6,289,228 on April 18, 1997 based on the last sale price as reported by the NASDAQ/National Market System.

       The aggregate number of outstanding shares of Common Stock, $.01 par value, of the registrant was 7,243,365 shares as of April 18, 1997.

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

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----


PART I      .................................................................  1

ITEM 1.     BUSINESS.........................................................  1
            ITEM 2.      PROPERTIES.......................................... 18
            ITEM 3.      LEGAL PROCEEDINGS................................... 19
            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS............................................. 20

PART II     ................................................................. 20
            ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED STOCKHOLDER MATTERS......................... 20
            ITEM 6.      SELECTED FINANCIAL DATA............................. 21
            ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATION........ 22
            ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY
                         DATA................................................ 39
            ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE.......................................... 63

PART III    ................................................................. 64
            ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT.......................................... 64
            ITEM 11.     EXECUTIVE COMPENSATION.............................. 66
            ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT............................... 71
            ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                         TRANSACTIONS........................................ 73

PART IV     ................................................................. 74
            ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                         REPORTS ON FORM 8-K................................. 74

SIGNATURES  ................................................................. 81

                                     PART I

ITEM 1.  BUSINESS.
         --------


       Paradigm Technology, Inc. ("Paradigm" or the "Company") designs and markets high speed, high density static random access memory ("SRAM") semiconductor devices to meet the needs of advanced telecommunications devices, networks, workstations, high performance PCs, advanced modems and complex military/aerospace applications. The Company focuses on high performance, 10 nanosecond ("ns") and faster SRAMs. For the year ended December 31, 1996, 10ns and faster SRAMs accounted for approximately 36% of the Company's sales. Paradigm believes its proprietary Complimentary Metal Oxide Semiconductor ("CMOS") process and design technologies enable it to offer SRAMs with high speeds and small die sizes. Using a combination of innovative process architecture and design know-how, the Company was one of the first companies to introduce high speed CMOS SRAMs for three successive generations of product densities: 256 kilobit ("K"), one megabit ("M"), and 4M. Paradigm's customers include Hughes Network Systems, Motorola and US Robotics.


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


       As a result of the sale of the Fab, Paradigm's future needs for wafers will need to be supplied by third parties. Orbit has agreed to supply the Company a specified quantity of wafers to offset Orbit's payment obligations against the promissory notes delivered in connection with the sale. The Company is also in the process of seeking wafer supply from offshore foundries who would provide 8-inch wafers using 0.35 micron process technology. See "Factors That May Affect Future Results-Dependence on Foundries and Other Third Parties."

       Sale of Preferred Stock. On January 23, 1997, Paradigm sold a total of 200 shares of 5% Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the

Preferred Stock. The Company is not required to issue shares of Common Stock equal to or greater than twenty percent (20%) of the Common Stock outstanding on the date of the initial issuance of the Preferred Stock. At the time of the initial issuance of the Preferred Stock, the Company had outstanding 7,243,154 shares of Common Stock, twenty percent of which equaled 1,268,251 shares. The Company has the option of seeking stockholder approval for the issuance of shares in excess of 1,268,251 shares, seeking Nasdaq National Market approval for the issuance of shares greater than 1,268,251 shares or redeeming the shares in excess of 1,268,251 shares.

       The shares of Common Stock owned by Vintage Products, Inc. ("Vintage") consists of a presently indeterminate number of shares issuable upon conversion of the Preferred Stock. For purposes of determining the number of shares of Common Stock owned by Vintage for this Form 10-K, the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $1.5244 represents an average closing bid price of the Common Stock over five consecutive trading days. Such conversion price is used merely for the purposes of setting forth a number for this Form 10-K and is greater than the average closing bid price over the five consecutive trading days preceding April 21, 1997 which was $1.40. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. See "Business--Recent Developments--Sale of Preferred Stock" and "Business--Factors that May Affect Future Results--Potential Volatility of Stock Price."


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

       The vast majority of SRAMs currently sold are industry standard asynchronous SRAMs that have only relatively simple interface logic and are required to operate only at normal commercial temperatures. Synchronous SRAMs, which operate at the same clock speed as the processor, are more complex and difficult to produce than asynchronous SRAMs because they combine SRAM memory with additional logic. Synchronous burst mode SRAMs permit high-end processors, such as the Pentium and PowerPC, to access data more quickly by allowing data bits to be transferred in blocks rather than one bit at a time. Both synchronous and asynchronous SRAMs vary in performance features, such as speed, density and temperature tolerance, which enable them to support various high-end applications. In addition, the demand for reduced power consumption in electronic products has resulted in an increasing demand for low voltage SRAM devices.

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

The Company's Products


       Paradigm designs, manufactures and sells a broad range of SRAM products with various density, speed, configuration, temperature range and packaging options for a wide range of commercial, industrial, and military applications. The Company's products range in density from 256K to 4M. The Company's fastest products currently achieve 7ns access times, and for the year ended December 31, 1996, 10ns and faster SRAMs accounted for 36% of the Company's sales. The majority of Paradigm's products are available in two levels of power consumption, standard and low, and three temperature ranges, commercial, industrial, and military. Paradigm also offers its products in a wide variety of packaging options to accommodate various product features and cost considerations. Paradigm designs its SRAM packages and pinouts to meet the standards prescribed by the Joint Electron Device Engineering Council ("JEDEC").

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


       In September 1994, Paradigm entered into a strategic relationship with National Semiconductor Corporation ("NSC") under which NSC made an equity investment in the Company and was granted exclusive marketing and sales rights to Paradigm's products in the military/aerospace market. Paradigm believes that NSC's significant expertise and longstanding customer relationships in the military/aerospace industries benefit the Company by facilitating access to these higher-margin markets.


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

Strategic Relationships


       Atmel Corporation. On April 28, 1995, Paradigm signed a five-year License and Manufacturing Agreement (the "Atmel Agreement") with Atmel Corporation ("Atmel"), pursuant to which the Company and Atmel installed the Company's 0.6 micron CMOS manufacturing process at Atmel's advanced wafer fabrication facility in Colorado Springs, Colorado in 1996. Pursuant to the Atmel Agreement, each company will have a license to use this process technology as installed at Atmel's facility. The Atmel facility has agreed to manufacture six-inch wafers for the Company's current and future products using the Company's CMOS process. Atmel has agreed to sell to the Company, at predetermined prices, a committed quantity of sub-micron wafers each year during the five-year term of the Atmel Agreement. Paradigm and Atmel also agreed to work together to migrate the CMOS process technology to 0.5 micron and 0.4 micron feature sizes. Atmel also obtained a license to certain of the Company's existing SRAM products, and the Company obtained a license to a future Atmel SRAM product, in each case with specified royalties. The Atmel Agreement may be terminated upon the breach of either party. The Company believes that if the Atmel Agreement were terminated it would not have a material adverse effect on the Company's results, operations or financial condition. See "--Factors That May Affect Future Results" and "--Strategic Relationships; Potential Competition."

       NKK Corporation. Under several technology license and development agreements, the first two of which were executed in December 1990, Paradigm and NKK Corporation ("NKK") entered into various product development and technology licensing relationships, resulting in Paradigm's successful transfer of its 0.6 micron process technology to NKK's wafer fabrication facility in Japan. These relationships were modified on April 13, 1995 by an agreement (the "NKK Agreement") which significantly simplified the relationship between the parties and substantially ended each party's obligation to disclose or deliver technological improvements to the other. Under the NKK Agreement, NKK has agreed to supply Paradigm with a significant quantity of 1M SRAMs of Paradigm's design each month for a three year period in exchange for additional and expanded license rights with respect to certain proprietary technology. However, Paradigm is under no obligation to purchase the 1M SRAMs under the NKK Agreement. In effect, the NKK Agreement provides Paradigm with an important, discretionary ability to increase capacity on an as-needed basis. Therefore, Paradigm's rights under the NKK Agreement will not be affected if it does not purchase the 1M SRAMs contemplated by the NKK Agreement. The Company began shipping SRAMs produced by NKK during the fourth quarter of 1995. The NKK Agreement also rescinded NKK's right to restrict Paradigm from entering into other foundry relationships or granting additional licenses for the Company's products. The NKK Agreement will automatically terminate upon completion of the joint development work contemplated by the Agreement and may be terminated upon default by either party. The Company believes that if the NKK Agreement were terminated it would not have a material adverse effect on the Company's results, operations or financial condition. See "--Factors That May Affect Future Results" and "--Strategic Relationships; Potential Competition."

       National Semiconductor Corporation. Pursuant to a Marketing and Resale Agreement dated October 13, 1994 (the "National Agreement"), Paradigm entered into a strategic relationship with NSC under which NSC markets Paradigm's products to customers in the military/aerospace industries. The National Agreement has a term of five years and may be terminated upon default by either party. The Company believes that if the National Agreement were terminated it would not have a material adverse effect on the Company's results, operations or financial condition. NSC also made an equity investment in the Company in connection with this strategic relationship.


Competition


       The semiconductor industry is intensely competitive and is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution, and other resources than the Company. The Company's principal competitors in the high performance SRAM market include Motorola and Micron Technology. Other competitors in the SRAM market include Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution, Samsung and numerous other large and emerging semiconductor companies. In addition, other manufacturers can be expected to enter the high speed, high density SRAM market. The Company has also licensed the design and process technology for substantially all of its current products, including certain of its 256K, 1M and 4M products, to NKK and in the future may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Paradigm has also licensed to Atmel the right to produce certain of its SRAM products, and as a result is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well. See "--Strategic Relationships."


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


       The Company has also entered into certain license agreements with Atmel and NKK. See "--Strategic Relationships."


Environmental Matters

       The Company believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations, or competitive position.

Employees


       As of December 31, 1996, the Company had 85 employees, of whom 18 were engaged in research and development and engineering, 10 in marketing, sales, and customer support, 44 in manufacturing, 8 in finance and 5 in administration. The Company's employees are not represented by a collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. See "Factors That May Affect Future Results--Employees; Management of Growth."


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

       Risks Relating to Low-Priced Stocks. The Common Stock is currently eligible for listing on Nasdaq. In order to continue to be listed on Nasdaq, however, the Company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion on Nasdaq requires two marketmakers and a minimum bid price of $1.00 per share. In the future, if the Company fails to meet these maintenance criteria it may result in the delisting of the Company's securities from Nasdaq, and trading, if any, and the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.


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

       Dependence on Foundries and Other Third Parties. On November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement. Orbit will supply a quantity of wafers to the Company over a specified period of time to offset Orbit's payment obligations against the promissory notes delivered in connection with the sale. The Company is also in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.


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


       Semiconductor Industry; SRAM Market. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

       Litigation. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded, with other responses not yet due. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests. Additional discovery is scheduled to take place prior to the hearing on the motion for class certification, tentatively scheduled for May 20, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. The Paradigm Defendants responsive pleading is due by May 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.


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

       Strategic Relationships; Potential Competition. The Company, pursuant to certain licenses of its technology, has entered into strategic relationships with NKK and Atmel. The Company has had a long-standing business relationship with NKK which began in October 1992. The Company, NKK and affiliates of NKK entered into several equity and debt transactions which provided start-up and development funding to the Company. Given the long-standing relationship, the Company and NKK entered into three technology license and development agreements which provide for NKK to supply the Company a specified number of 1M SRAMs for three years. These Agreements provided funding to the Company.

       The Company's business relationship with Atmel began in April 1995 when pursuant to certain agreements, Atmel purchased a substantial number of shares of the Company's stock from the Company, certain stockholders of the Company who had been unsecured creditors of the Company as of the Reorganization and from the Company's equipment lessors. Atmel also acquired certain warrants to purchase shares of the Company's Common Stock. In 1995, the Company and Atmel entered into a five-year License and Manufacturing Agreement pursuant to which Atmel would provide the capacity to manufacture wafers at its wafer manufacturing facility. The Company entered into such agreement with Atmel because Atmel provided the Company with significant wafer manufacturing capacity when such capacity was in short supply.

       The Company previously licensed the design and process technology for substantially all of its products at such time, including certain of its 256K, 1M and 4M products, to NKK as a source of revenue. The Company has not licensed any of its current products to NKK. In the future, the Company may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Paradigm has also licensed to Atmel the right to produce certain of its SRAM products which provided significant wafer manufacturing capacity. As a result, the Company is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well.


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


       International Operations. Approximately 28% and 25% of the Company's sales in the years ended December 31, 1995 and 1996, respectively, were attributable to sales outside the United States, primarily in Asia and Europe, and the Company expects that international sales will continue to represent a significant portion of its sales. In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan, or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not entered into any agreements or instruments to hedge the risk of foreign currency fluctuations. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.


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


       Potential Volatility of Stock Price. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $37.25 in August 1995 to a low of $1.31 in April 1997. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.


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

ITEM 2.   PROPERTIES.
          ----------

       The Company leases its 20,000 square foot principal facility in Milpitas, California pursuant to a lease that expires in January 2002. The Company also has domestic sales offices in the Boston, Chicago, Los Angeles and San Jose metropolitan areas. The Company believes that the size of its existing facility is adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

       On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded, with other responses not yet due. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests. Additional discovery is scheduled to take place prior to the hearing on the motion for class certification, tentatively scheduled for May 20, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected. The Paradigm Defendants will vigorously defend the action and, subject to the inherent uncertainties of litigation and based upon facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations.

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. The Paradigm Defendants responsive pleading is due by May 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.


       Other than as set forth above, there are no material pending legal proceedings against the Company or as to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

       None.

                                     PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                        STOCKHOLDER MATTERS.

       (a)  Common Stock Price Range. The Common Stock of the Company began
            ------------------------
trading publicly on the Nasdaq National Market on June 28, 1995 under the symbol PRDM. Prior to that date, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the present policy of the Company to reinvest earnings of the Company to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock on the Nasdaq National Market.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

       The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                             Selected Financial Data
                    (in thousands, except per share amounts)

                                                           Pre-Reorganization(1)                        Post-Reorganization(1)
                                           ----------------------------------------------------  ----------------------------------
                                                                                       April 1     June 21
                                                                                          to          to             Year Ended
                                                      Year Ended March 31,             June 20,    Dec. 31,           Dec. 31,
                                           ----------------------------------------    --------   ---------  -----------------
                                            1991        1992      1993       1994      1994(2)     1994(2)     1995      1996
                                           -------    -------   --------   --------    --------   ---------  --------  --------
Statement of Operations Data:
Sales, net...............................  $ 3,253    $12,602    $24,827    $31,844     $6,033     $19,690    $51,923  $ 23,202
License income...........................    4,000      2,000         --         --         --          --         --        --
Cost of goods sold.......................    7,635     15,123     28,465     26,283      5,895      12,881     31,033    36,364
                                           -------    -------   --------    -------    -------     -------    -------   -------

Gross profit (loss)......................     (382)      (521)    (3,638)     5,561        138       6,809     20,890   (13,162)
                                           -------    -------   --------    -------    -------     -------    -------   -------
Operating expenses:
Research and development(3)..............    2,251      1,291      1,980      1,148      1,192       1,920      4,621     6,243
Selling, general and administrative......    3,475      4,681      6,007      5,555      1,191       3,004      8,107     9,497
Loss on sale of wafer fabrication
     facility............................       --         --         --         --         --          --         --     4,632(7)
Write-off of in-process technology
     acquired............................       --         --         --         --         --          --         --     3,841(7)
Contract termination.....................    2,250         --         --         --         --          --         --        --
                                           -------    -------   --------    -------    -------     -------    -------   -------
Total operating expenses.................    7,976      5,972      7,987      6,703      2,383       4,924     12,728    24,213
                                           -------    -------   --------    -------    -------     -------    -------   -------
Operating income (loss)..................   (8,358)    (6,493)   (11,625)    (1,142)    (2,245)      1,885      8,162   (37,375)
Interest expense.........................      958      2,609      3,824      3,286        518         721      1,369     1,121
Other (income) expense, net(4)...........      682        381      2,417       (218)       (17)        (44)      (615)     (946)
                                           -------    -------   --------    -------    -------     -------    -------   -------
Income (loss) before extraordinary
     gain and provision (benefit) for
     income taxes........................   (9,998)    (9,483)   (17,866)    (4,210)    (2,746)      1,208      7,408   (37,550)
Extraordinary gain(5)....................       --         --         --         --     12,990          --         --        --
Provision (benefit) for income taxes.....       --         --         --         --         --          --      2,145    (1,125)
                                           -------    -------   --------    -------    -------     -------    -------   -------
Net income (loss)........................  $(9,998)   $(9,483)  $(17,866)   $(4,210)   $10,244     $ 1,208    $ 5,263  $(36,425)
                                           =======    =======   ========    =======    =======     -------    =======  ========
Net income (loss) per share(6)...........                                                          $  0.23    $  0.83  $  (5.16)
                                                                                                   -------    -------  --------
Weighted average shares(6)...............                                                            5,355      6,314     7,060


                                                                 Pre-Reorganization(1)                Post-Reorganization(1)
                                                  ---------------------------------------------   -------------------------------
                                                                       March 31,                           December 31,
                                                  ---------------------------------------------   -------------------------------
                                                    1991         1992        1993        1994       1994       1995       1996
                                                  -------      --------    --------    --------   --------   --------   ---------
Balance Sheet Data:
Cash, cash equivalents and short-term
     investments................................  $ 2,501      $    --      $   311     $    52     $  135    $21,213   $    587
Working capital (deficit).......................     (774)     (14,964)     (28,226)    (26,324)    (2,243)    26,624       (392)
Total assets....................................   21,134       31,013       24,238      18,591     19,421     56,732     17,742(8)
Total debt and obligations under capital
     leases.....................................   11,097       20,440       26,471      25,847     12,620      7,636        374
Retained earnings (accumulated deficit).........  (22,244)     (32,788)     (50,654)    (54,864)     1,208      6,471    (29,954)
Total stockholders' equity (deficit)............    6,485      (31,743)     (45,292)    (49,488)     2,345     39,349      6,344
Mandatorily redeemable preferred stock..........   27,835       27,835       32,821      33,753         --         --         --

----------


(1)    On June 21, 1994, the Company consummated a plan of reorganization (the
       "Reorganization") which established a new accounting basis. See
       "Management's Discussion and Analysis of Financial Condition





       and Results of Operations and Note 4 of Notes to Financial
       Statements for a discussion of the lack of comparability of periods before and after the Reorganization.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION.
          ----------------------------------

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


       Prior to the Reorganization, Paradigm's new management team adopted a strategy of focusing on emerging markets for higher performance asynchronous and synchronous SRAMs and specialty products. This emphasis on the higher end of the SRAM market was facilitated by the Reorganization, which gave the Company the financial flexibility and time to target high-end markets for its high performance products. As a result of Paradigm's change in marketing strategy, the Company made a transition from a customer base composed largely of contract manufacturers to one increasingly represented by market leading product developers, resulting in increased sales to the Company's targeted markets in the telecommunications, networking, workstation, high performance PC and military/aerospace industries.

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

Chapter 11 Reorganization


       On February 23, 1994, the Company entered into a letter of intent with ACMA Limited ("ACMA") and a letter of intent with NSC to restructure its obligations and provide additional capital to the Company. On March 30, 1994 and pursuant to the ACMA letter of intent, the Company filed in the United States Bankruptcy Court for the Northern District of California (the "Court") a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 7, 1994, the Company filed its initial Plan of Reorganization with the Court. On May 24, 1994, after further negotiations between the Company and the Official Committee of Unsecured Creditors in its bankruptcy proceeding, the Company filed its Third Amended Joint Plan of Reorganization (the "Plan"). On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994.

       The Plan provided for the elimination of a significant portion of the Company's indebtedness and a significant reduction in its interest expense. At the time of filing of the Company's Chapter 11 proceeding, the Company's indebtedness, consisting of bank and other borrowings, capital lease obligations and trade payables, amounted to $33.9 million, and the Company had an accumulated deficit of $52.7 million. The Plan provided for a substantial restructuring of this indebtedness through reduction or elimination of certain amounts owed, based on the order of priority of claims in the Reorganization. Accordingly, bank borrowings and secured borrowings were repaid in full, capital lease obligations were restructured, and holders of trade payables and other unsecured borrowings received cash in the amount of 5% of allowed claims, promissory notes in the amount of 25% of allowed claims, and shares of Common Stock of the Company equal to 8.5% of the capital stock of the Company on a fully diluted basis. Under the Plan, the rights and interests of the Company's equity holders at that time were terminated. In addition, pursuant to letters of intent with the Company, ACMA and NSC purchased shares of preferred stock of the Company for an aggregate purchase price of $6.0 million. See Note 3 of Notes to Financial Statements.


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

       The following table sets forth the total costs of $4.6 million recorded in 1996 related to the sale of the wafer fabrication facility (in thousands):

                                                               Benefit (Charge)
                                                               Recorded in 1996
                                                               ----------------


Sale proceeds...............................................      $     20,000
Less:  Cost of inventory, fixed assets and other
assets sold.................................................           (21,480)
                                                                  ------------
                                                                        (1,480)
Adverse purchase commitment(1)..............................            (1,920)
Professional fees...........................................              (360)
Lease buyout................................................              (225)
Other costs.................................................              (647)
                                                                  ------------

Loss on sale................................................      $     (4,632)
                                                                  ============
----------

(1) Because the fair value of the wafers to be purchased from Orbit for $500 each was approximately $303 on the date of the sale of the wafer fabrication facility, the Company recorded an adverse purchase commitment of $1,920,000. As wafers are purchased from Orbit, the cost capitalized into inventory is $500 per wafer less a prorated portion of the adverse purchase commitment.


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

                            Quarterly Financial Data
                                 (in thousands)

(Unaudited)                                                                     Post-Reorganization
                                                       -----------------------------------------------------------------
                                                                         Three-Month Period Ended                Year
                                                       ----------------------------------------------------      Ended
                                                        March 31,    June 30,      Sept. 30,      Dec. 31,      Dec. 31,
                                                          1996         1996          1996           1996          1996
                                                       -------       --------      --------       --------     ---------

Sales, net..........................................   $10,927       $  4,002      $  5,191       $  3,082     $  23,202
Cost of goods sold..................................     7,275         13,994         8,501          6,594        36,364
                                                       -------       --------      --------       --------     ---------
   Gross profit (loss)..............................     3,652         (9,992)       (3,310)        (3,512)      (13,162)
                                                       -------       --------      --------       --------     ---------
Operating expenses:
   Research and development.........................     1,316          1,623         1,657          1,647         6,243
   Selling, general and administrative..............     1,940          2,318         2,523          2,716         9,497
   Loss on sale of wafer fabrication facility.......        --             --            --          4,632         4,632
   Write-off of in-process technology acquired......        --          3,841            --             --         3,841
                                                       -------       --------      --------       --------     ---------
       Total operating expenses.....................     3,256          7,782         4,180          8,995        24,213
                                                       -------       --------      --------       --------     ---------
   Operating income (loss)..........................       396        (17,774)       (7,490)       (12,507)      (37,375)
   Interest expense.................................       241            364           305            211         1,121
   Other income, net................................      (204)          (199)         (515)           (28)        (946)
                                                       -------       --------      --------       --------     --------
   Income (loss) before provision (benefit) for
   income taxes.....................................       359        (17,939)       (7,280)       (12,690)     (37,550)
   Provision (benefit) for income taxes.............       122         (1,247)           --             --       (1,125)
                                                       -------       --------      --------       --------     --------
   Net income (loss)................................   $   237       $(16,692)     $ (7,280)      $(12,690)    $(36,425)
                                                       =======       ========      ========       ========     ========

                                                                                Post-Reorganization
                                                       -----------------------------------------------------------------
                                                                         Three-Month Period Ended                Year
                                                       ----------------------------------------------------      Ended
                                                        March 31,    June 30,      Sept. 30,      Dec. 31,      Dec. 31,
                                                          1996         1996          1996           1996          1996
                                                       -------       --------      --------       --------     ---------


Sales, net..........................................       100%           100%          100%           100%         100%
   Cost of goods sold...............................        67            350           164            214          157
                                                       -------       --------      --------       --------     --------
    Gross profit (loss)..............................       33           (250)          (64)          (114)         (57)
                                                       -------       --------      --------       --------     --------
Operating expenses:
   Research and development.........................        12             40            32             54           27
   Selling, general and administrative..............        18             58            48             88           41
   Loss on sale of wafer fabrication facility.......        --             --            --            150           20
   Write-off of in-process technology acquired......        --             96            --             --           16
                                                       -------       --------      --------       --------     --------
       Total operating expenses.....................        30            194            80            292          104
                                                       -------       --------      --------       --------     --------
   Operating income (loss)..........................         3           (444)         (144)          (406)        (161)
   Interest expense.................................         2              9             6              7            5
   Other income, net................................        (2)            (5)          (10)            (1)          (4)
                                                       -------       --------      --------       --------     --------
   Income (loss) before provision (benefit) for
   income taxes.....................................         3           (448)         (140)          (412)        (162)
   Provision (benefit) for income taxes.............         1            (31)           --             --           (5)
                                                       -------       --------      --------       --------     --------
   Net income (loss)................................         2%          (417)%        (140)%         (412)%       (157)%
                                                       =======       ========      ========       ========     ========

                            Quarterly Financial Data
                                 (in thousands)

(Unaudited)                                                                     Post-Reorganization
                                                       -----------------------------------------------------------------
                                                                         Three-Month Period Ended                Year
                                                       ----------------------------------------------------      Ended
                                                        March 31,    June 30,      Sept. 30,      Dec. 31,      Dec. 31,
                                                          1995         1995          1995           1995          1995
                                                       -------       --------      --------       --------     ---------


Sales, net........................................     $10,837       $ 12,077      $ 14,003       $ 15,006     $ 51,923
   Cost of goods sold.............................       6,584          7,244         8,328          8,877       31,033
                                                       -------       --------      --------       --------     --------
   Gross profit...................................       4,253          4,833         5,675          6,129       20,890
                                                       -------       --------      --------       --------     --------
Operating expenses:
   Research and development.......................         891          1,213         1,263          1,254        4,621
   Selling, general and
       administrative.............................       1,914          1,971         2,049          2,173        8,107
                                                       -------       --------      --------       --------     --------
       Total operating expenses...................       2,805          3,184         3,312          3,427       12,728
                                                       -------       --------      --------       --------     --------
   Operating income...............................       1,448          1,649         2,363          2,702        8,162
   Interest expense...............................         382            398           326            263        1,369
   Other income, net..............................         (32)            (3)         (295)          (285)        (615)
                                                       -------       --------      --------       --------     --------
   Income before provision for
   income taxes...................................       1,098          1,254         2,332          2,724        7,408
   Provision for income taxes.....................          --            427           792            926        2,145
                                                       -------       --------      --------       --------     --------
   Net income.....................................     $ 1,098       $    827      $  1,540       $  1,798      $ 5,263
                                                       =======       ========      ========       ========      =======


(Unaudited)                                                                     Post-Reorganization
                                                       -----------------------------------------------------------------
                                                                         Three-Month Period Ended                Year
                                                       ----------------------------------------------------      Ended
                                                        March 31,    June 30,      Sept. 30,      Dec. 31,      Dec. 31,
                                                          1995         1995          1995           1995          1995
                                                       -------       --------      --------       --------     ---------


Sales, net........................................        100%           100%          100%           100%         100%
   Cost of goods sold.............................         61             60            59             59           60
                                                       -------       --------      --------       --------     --------
   Gross profit...................................         39             40            41             41           40
                                                       -------       --------      --------       --------     --------
Operating expenses:
   Research and development.......................          8             10             9              8            9
   Selling, general and
       administrative.............................         18             16            15             15           15
                                                       -------       --------      --------       --------     --------
       Total operating expenses...................         26             26            24             23           24
                                                       -------       --------      --------       --------     --------
   Operating income...............................         13             14            17             18           16
   Interest expense...............................          3              3             2              2            3
   Other income, net..............................         --             --            (2)            (2)          (1)
                                                       -------       --------      --------       --------     --------
   Income before provision for
   income taxes...................................         10             11            17             18           14
   Provision for income taxes.....................         --              4             6              6            4
                                                       -------       --------      --------       --------     --------
Net income........................................        10%              7%           11%            12%          10%
                                                       =======       ========      ========       ========     ========

                            Quarterly Financial Data
                                 (in thousands)

(Unaudited)                                                   Pre-Reorganization         Post-Reorganization
                                                              ------------------         -------------------
                                                                           Three Month Period Ended
                                                               ---------------------------------------------
                                                               June 20,              Sept. 30,      Dec. 31,
                                                               1994(1)               1994(1)         1994
                                                               -------                ------         -------

Sales, net..................................................   $ 6,033                $9,684         $10,006
   Cost of goods sold.......................................     5,895                 6,574           6,307
                                                               -------                ------         -------
   Gross profit.............................................       138                 3,110           3,699
                                                               -------                ------         -------
Operating expenses:
   Research and development.................................     1,192                 1,028             892
   Selling, general and administrative......................     1,191                 1,433           1,571
                                                               -------                ------         -------
       Total operating expenses.............................     2,383                 2,461           2,463
                                                               -------                ------         -------
   Operating income (loss)..................................    (2,245)                  649           1,236
   Interest expense.........................................       518                   383             338
   Other income, net........................................       (17)                   (2)            (42)
                                                               -------                ------         -------
   Income (loss) before extraordinary gain
   and provision for income taxes...........................    (2,746)                  268             940
   Extraordinary gain.......................................    12,990                    --              --
   Provision for income taxes...............................        --                    --              --
                                                               -------                ------         -------
   Net income...............................................   $10,244                $  268         $   940
                                                               =======                ======         =======


                                                              Pre-Reorganization         Post-Reorganization
                                                              ------------------         -------------------
                                                                           Three Month Period Ended
                                                               ---------------------------------------------
                                                               June 20,              Sept. 30,      Dec. 31,
                                                               1994(1)               1994(1)         1994
                                                               -------                ------         -------


   Sales, net...............................................      100%                  100%           100%
   Cost of goods sold.......................................       98                    68             63
                                                               -------                ------         -------
   Gross profit.............................................        2                    32             37
                                                               -------                ------         -------
Operating expenses:
   Research and development.................................       20                    10              9
   Selling, general and administrative......................       19                    15             16
                                                               -------                ------         -------
       Total operating expenses.............................       39                    25             25
                                                               -------                ------         -------
   Operating income (loss)..................................      (37)                    7             12
   Interest expense.........................................        9                     4              3
   Other income, net........................................       --                    --             --
                                                               -------                ------         -------
   Income (loss) before extraordinary gain
   and provision for income taxes...........................      (46)                    3              9
   Extraordinary gain.......................................      215                    --             --
   Provision for income taxes...............................       --                    --             --
                                                               -------                ------         -------
   Net income...............................................      169%                   3%             9%
                                                               =======                ======         =======

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

Comparison of Results of Operations for the Six
Post-Reorganization Quarters Ended December 31, 1995

Sales

       Sales increased by 55% to $15.0 million in the quarter December 31, 1995, from $9.7 million in the quarter ended September 30, 1994. The increase in sales over these postReorganization quarters was principally a result of strong market demand, as well as increased product availability, and increased average selling prices for the Company's high performance asynchronous and new synchronous SRAM products.

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

Liquidity and Capital Resources


       During the year ended December 31, 1996, the Company's operating, investing and financing activities used $3.4 million of cash, compared to generating cash of $3.9 million during the year ended December 31, 1995. The Company's operating, investing and financing activities, including commitments relating to the Reorganization, used $5.8 million of cash in the period from June 21, 1994 to December 31, 1994. Prior to the Reorganization, the Company's operating, investing and financing activities generated $5.9 million of cash during the period from April 1, 1994 to June 20, 1994, which was mainly attributable to the sale of preferred stock to ACMA ($5.0 million) and NSC ($1.0 million).


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


       After the Reorganization and prior to the Company's initial public offering, the Company financed its operations and capital requirements primarily with cash contributed by ACMA and NSC in the Reorganization. Cash used by financing activities amounted to $2.3 million during the period from June 21, 1994 to December 31, 1994, principally due to payments on capital leases ($2.0 million) and on notes payable ($.5 million). Cash provided by financing activities during the year ended December 31, 1995 amounted to $26.8 million and is mainly attributable to the Company's initial public offering on June 28, 1995, which provided net proceeds to the Company of approximately $28.3 million, and issuance of notes payable ($9.3 million), partially offset by payments on capital leases ($7.7 million) and the decrease in the line of credit ($4.6 million). In addition, in April 1995 the Company sold a total of 425,000 shares of Common Stock to Atmel for an equity investment of $3.4 million.


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

Litigation


       On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded, with other responses not yet due. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests. Additional discovery is scheduled to take place prior to the hearing on the motion for class certification, tentatively scheduled for May 20, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected. The Paradigm Defendants will vigorously defend the action and, subject to the inherent uncertainties of litigation and based upon facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations. However, should the outcome of this action be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position or results of operations.

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. The Paradigm Defendants responsive pleading is due by May 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.

       The August 12, 1996 and February 21, 1997 class action lawsuits have had no adverse effect on the Company's operations and financial position other than the costs associated with defending the lawsuits. The Company does not believe that the two class action lawsuits will have a material adverse effect on its future operations and its financial position. However, there can be no assurances that the results of the class action lawsuits will not affect future results, operations or financial condition of the Company.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

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

                                 Balance Sheets
                     (in thousands except per share amounts)


                                                                       December 31,
                                                                -----------------------
                                                                  1995            1996
                                                                -------         -------
ASSETS:
Current assets:
   Cash and cash equivalents................................    $ 4,015         $   587
   Short-term investments...................................     17,198              --
   Accounts receivable, net of allowances of $675
        and $1,569..........................................     10,085           2,800
   Accounts receivable, related party.......................        339             137
   Inventory................................................      5,702           2,472
   Prepaid expenses and other...............................      1,883           4,918
                                                                -------         -------
        Total current assets................................     39,222          10,914
   Property and equipment, net..............................     17,331           6,638
   Other assets.............................................        179             190
                                                                -------         -------
                                                                $56,732         $17,742
                                                                =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Line of credit...........................................    $    --         $ 2,015
   Pre-petition liabilities.................................         34              --
   Accounts payable.........................................      2,855           6,103
   Accounts payable, related party..........................      1,319             140
   Accrued expenses and other liabilities...................      5,103           2,766
   Current portion of debt obligations......................      3,287             282
                                                                -------         -------
        Total current liabilities...........................     12,598          11,306
   Debt obligations, net of current portion.................      4,349              92
   Deferred rent............................................        436              --
                                                                -------         -------
        Total liabilities...................................     17,383          11,398
                                                                -------         -------
   Commitments and contingencies (Notes 7, 13 and
        14)
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
        authorized, no shares issued and outstanding........         --              --
   Common stock, $0.01 par value; 25,000 shares
        authorized; 6,599 and 7,225 shares issued and
        outstanding.........................................         66              72
   Additional paid-in capital...............................     32,812          36,226
   Retained earnings (accumulated deficit)..................      6,471         (29,954)
                                                                -------         -------
        Total stockholders' equity..........................     39,349           6,344
                                                                -------         -------
                                                                $56,732         $17,742
                                                                =======         =======


   The accompanying notes are an integral part of these financial statements.

                            Statements of Operations
                     (in thousands except per share amounts)

                                                     Pre-Reorganization                     Post-Reorganization
                                                     ------------------    -----------------------------------------------------
                                                         Period from          Period from
                                                         April 1 to           June 21 to         Year Ended         Year Ended
                                                          June 20,            December 31,       December 31,       December 31,
                                                            1994                  1994               1995               1996
                                                     ------------------    ----------------    ----------------    -------------

   Sales, net...................................            $ 6,033             $19,690            $51,923            $23,202
   Cost of goods sold...........................              5,895              12,881             31,033             36,364
                                                            -------             -------            -------            -------
   Gross profit (loss)..........................                138               6,809             20,890            (13,162)
                                                            -------             -------            -------            -------
   Operating expenses:
   Research and development.....................              1,192               1,920              4,621              6,243
   Selling, general and
       administrative...........................              1,191               3,004              8,107              9,497
   Loss on sale of wafer
       fabrication facility
       (Note 13)................................                 --                  --                 --              4,632
   Write-off of in-process
       technology acquired
       (Note 8).................................                 --                  --                 --              3,841
                                                            -------             -------            -------            -------
      Total operating expenses.................              2,383               4,924             12,728             24,213
                                                            -------             -------            -------            -------
   Operating income (loss)......................             (2,245)              1,885              8,162            (37,375)
   Interest expense.............................                518                 721              1,369              1,121
   Other income, net............................                (17)                (44)              (615)              (946)
                                                            -------             -------            -------            -------
   Income (loss) before extra-
   ordinary gain and provision
   (benefit)for income taxes....................             (2,746)              1,208              7,408            (37,550)
   Extraordinary gain...........................             12,990                  --                 --                 --
   Provision (benefit) for income
   taxes........................................                 --                  --              2,145             (1,125)
                                                            -------             -------            -------            -------
   Net income (loss)............................            $10,244             $ 1,208            $ 5,263           $(36,425)
                                                            =======             =======            =======           ========
   Net income (loss) per share
   (Note 2).....................................                                $  0.23            $  0.83           $  (5.16)
                                                                                -------            -------           --------
   Weighted average common
   and common equivalent
   shares outstanding (Note 2)..................                                  5,355              6,314              7,060
                                                                                -------            -------           --------


   The accompanying notes are an integral part of these financial statements.

                  Statements of Stockholders' Equity (Deficit)
                                 (in thousands)

                                                                                                          Retained
                                                                                             Additional   Earnings
                                               Preferred Stock           Common Stock          Paid In  (Accumulated     Total
                                              Shares     Amount       Shares     Amount        Capital     Deficit)      Total
                                              ------     ------       ------    -------      ---------- ------------    ---------

  Balance, March 31, 1994...................      --     $   --       10,393    $ 5,376       $    --      $(54,864)    $(49,488)
  Net loss..................................      --         --           --         --            --        (2,746)      (2,746)
                                              ------     ------       ------    -------       -------      --------     --------
  Balance, June 20, 1994 pre-
  reorganization............................      --         --       10,393      5,376            --       (57,610)     (52,234)
  Adjustments for reorganization:
  Extraordinary gain on debt................      --         --           --         --            --        12,990       12,990
  Fresh start reporting
       adjustments..........................      --         --      (10,393)    (5,376)           --        44,620       39,244
  Issuance of new stock.....................   6,400        960          550        165            --            --        1,125
                                              ------     ------       ------    -------       -------      --------     --------
  Balance, June 21, 1994 post-
  reorganization............................   6,400        960          550        165            --            --        1,125
  Stock options exercised...................      --         --           39         12            --            --           12
  Net income................................      --         --           --         --            --         1,208        1,208
                                              ------     ------       ------    -------       -------      --------     --------
  Balance, December 31, 1994................   6,400        960          589        177            --         1,208        2,345
  Reincorporation in Delaware
  (Note 1)..................................      --         --           --       (171)          171            --           --
  Initial public offering of common
  stock, net of costs.......................      --         --        2,300         23        28,281            --       28,304
  Conversion of preferred stock to
  common stock..............................  (6,400)      (960)       3,200         32           928            --           --
  Issuance of stock pursuant to Atmel
  agreement (Note 6)........................      --         --          425          4         3,396            --        3,400
  Stock options exercised...................      --         --           85          1            36            --           37
  Net income................................      --         --           --         --            --         5,263        5,263
                                              ------     ------       ------    -------       -------      --------     --------
  Balance, December 31, 1995................      --         --        6,599         66        32,812         6,471       39,349
  Issuance of common stock to
  acquire NewLogic (Note 8).................      --         --          314          3         2,653            --        2,656
  Issuance of common stock under
  employee stock plans......................      --         --          312          3           761            --          764
  Net loss..................................      --         --           --         --            --       (36,425)     (36,425)
                                              ------     ------       ------    -------       -------      --------     --------
  Balance, December 31, 1996................      --     $   --        7,225    $    72       $36,226      $(29,954)    $  6,344
                                              ======     ======       ======    =======       =======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                            Statements of Cash Flows
                                 (in thousands)

                                                                  Pre-Reorganization               Post-Reorganization
                                                                  ------------------   -----------------------------------------
                                                                      Period from      Period from
                                                                      April 1 to        June 21 to     Year Ended     Year Ended
                                                                       June 20,        December 31,   December 31,   December 31,
                                                                         1994              1994           1995          1996
                                                                  ------------------   ------------   ------------   -----------

Cash flows from operating activities:
 Net income (loss)...................................................    $ 10,244      $   1,208       $  5,263        $(36,425)
 Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization...................................       1,503          2,777          5,141           5,716
     Provision for doubtful accounts.................................         115             --             90           1,372
     Extraordinary gain..............................................     (12,990)            --             --              --
     Loss on sale of wafer fabrication facility......................          --             --             --           4,632
     Write off in-process technology.................................          --             --             --           3,841
     Gain on sale of fixed assets....................................          --             --             --            (532)
 Changes in operating assets and liabilities:
     Accounts receivable.............................................         (59)        (1,077)        (5,680)          6,115
     Inventory.......................................................        (520)        (1,190)          (814)          1,430
     Other assets....................................................         284           (356)        (1,361)            (48)
     Accounts payable................................................         (63)           (47)         3,475           2,023
     Pre-petition liabilities paid...................................          --         (2,981)        (1,007)            (34)
     Other liabilities...............................................         868           (168)         3,012          (3,723)
                                                                         --------      ---------       --------        --------
 Net cash provided by (used in) operating activities
     before reorganization items paid................................        (618)        (1,834)         8,119         (15,633)
     Reorganization items paid.......................................        (175)          (889)          (189)             --
                                                                         --------      ---------       --------        --------
          Net cash provided by (used in) operating
              activities.............................................        (793)        (2,723)         7,930         (15,633)
                                                                         --------      ---------       --------        --------
Cash flows used in investing activities:
 Purchases of property and equipment.................................        (263)          (827)       (13,609)        (13,985)
 Purchase of short-term investments..................................          --             --        (18,689)         (2,672)
 Sale of short-term investments......................................          --             --          1,491          19,870
 Sale of fixed assets................................................          --             --             --             549
 Proceeds from sale of wafer fabrication facility....................          --             --             --           6,665
 Acquisition of NewLogic, net of cash acquired.......................          --             --             --            (723)
                                                                         --------      ---------       --------        --------
     Net cash provided by (used) by investing activities.............        (263)          (827)       (30,807)          9,704
                                                                         --------      ---------       --------        --------
Cash flows from financing activities:
 Line of credit increase (decrease)..................................         973            171         (4,623)          2,015
 Payments on capital leases..........................................          --         (2,012)        (7,747)             --
 Issuance of notes payable...........................................          --             --          9,300          11,339
 Principal payments on notes payable.................................          --           (455)        (1,914)        (11,601)
 Issuance of common stock............................................          --             12         31,741             748
 Issuance of preferred stock.........................................       6,000             --             --              --
                                                                         --------      ---------       --------        --------
     Net cash provided by (used by) financing activities.............       6,973         (2,284)        26,757           2,501
                                                                         --------      ---------       --------        --------
     Net increase (decrease) in cash and cash equivalents............       5,917         (5,834)         3,880          (3,428)
Cash and cash equivalents:
 Beginning of period.................................................          52          5,969            135           4,015
                                                                         --------      ---------       --------        --------
 End of period.......................................................    $  5,969      $     135       $  4,015        $    587
                                                                         ========      =========       ========        ========
Supplemental information:
 Interest paid.......................................................    $    266      $   1,060       $  1,335        $  1,291
                                                                         --------      ---------       --------        --------
 Income taxes paid...................................................    $     --      $      --       $    348        $  1,067
                                                                         --------      ---------       --------        --------

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

Cash Equivalents and Short-Term Investments


       The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As of December 31, 1995, the Company had short-term investments comprising primarily of fixedmaturity securities of $17.2 million, all of which had been classified as available for sale and which all have contractual maturities of less than two years. These securities are stated at fair market value. Unrealized gains and losses were immaterial at December 31, 1995.


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

       The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The following table summarizes the percentage of net sales to significant customers:

                Pre-Reorganization                               Post-Reorganization
                    Period from             Period from
                    April 1 to              June 21 to                Year Ended             Year Ended
                     June 20,              December 31,              December 31,           December 31,
                       1994                    1994                      1995                   1996
               ---------------------    -------------------    -----------------------    ---------------


Customer A              20%                     11%                       --                     --
Customer B              11%                     23%                       28%                    25%
Customer C              --                      13%                       --                     --
Customer D              --                      --                        --                     13%
Customer E              --                      --                        --                     13%

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


       The Plan provided for the elimination of a significant portion of the Company's indebtedness and a significant reduction in its interest expense. Pursuant to the Plan:

       - ACMA paid $5.0 million in exchange for 2,295,000 shares of Series A-1 voting preferred stock, 2,405,000 shares of Series A-2 nonvoting preferred stock and warrants to purchase 250,000 shares of the post-reorganization new common stock (the "new common stock") (Note 9) at an exercise price of $250,000, and paid $1.0 million for a convertible note,

       - ACMA guaranteed $1.5 million of the Company's line of credit with CoastFed Business Credit Corporation ("CoastFed"),

       - National Semiconductor paid $1.0 million for 500,000 shares of Series A-1 voting preferred stock, the proceeds of which were used to repay ACMA's convertible note,

       - Mitsubishi International Corporation ("Mitsubishi") received a cash payment of $300,000 and 465,116 shares of new Series B preferred stock in exchange for the cancellation of $5.0 million of indebtedness,

       - Equipment lessors received payments in full under a modified payments schedule and new common stock equal to approximately 3.2% of the Company's capital stock on a fully diluted basis (300,000 shares, pre-split),

       - NUF Corporation, an affiliate of NKK Corporation, and NKK Corporation received $345,000 in cash, 734,884 shares of new Series B preferred stock and a license to sell Paradigm's 256K product in North America in exchange for cancellation of $5.8 million of indebtedness,

       - Claim holders of The Creditor Workout Agreement, who were considered unsecured creditors, received 30% of their proof of claim and new common stock equal to approximately 8.5% of the Company's capital stock, on a fully diluted basis (800,000 shares, pre-split),

       - A $526,000 term note was repaid in full to an equipment supplier, and

       - The rights and interests of the Company's previous equity holders were terminated.

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

       The effect of the Plan and the adoption of fresh start reporting on the Company's balance sheet as of June 21, 1994 was as follows (in thousands):

                                                                                 Adjustment to Record the
                                                                                  Plan of Reorganization
                                                                              -----------------------------
                                                            Prior to            Debt                             Subsequent to
                                                         Reorganization       Exchange         Fresh Start      Reorganization
                                                         --------------       --------         -----------      --------------

ASSETS:
Cash and cash equivalents...............................    $    (31)          $     --          $  6,000           $ 5,969
Accounts receivable, net................................       3,757                 --                --             3,757
Inventories.............................................       3,698                 --                --             3,698
Prepaid expenses and other..............................         340                 --              (195)              145
                                                            --------           --------          --------           -------
 Total current assets...................................       7,764                 --             5,805            13,569
                                                            --------           --------          --------           -------
Property and equipment, net.............................       9,485                 --             1,328            10,813
Other assets............................................         199                 --                --               199
                                                            --------           --------          --------           -------
 Total assets...........................................    $ 17,448           $     --          $  7,133           $24,581
                                                            ========           ========          ========            =======
 LIABILITIES AND STOCK-
 HOLDERS' EQUITY (DEFICIT):
Line of credit..........................................    $  4,452           $     --          $     --           $ 4,452
Accounts payable........................................       5,808             (3,295)               --             2,513
Accrued payroll and related expenses....................       1,048                 16               (30)            1,034
Accrued expenses and other liabilities..................       2,614               (265)            1,129             3,478
Accrued interest........................................         700               (614)               --                86
Capital leases, current portion.........................       9,172             (5,132)               --             4,040
Notes payable...........................................      11,527             (9,978)             (127)            1,422
                                                            --------           --------          --------           -------
 Total current liabilities..............................      35,321            (19,268)              972            17,025
                                                            --------           --------          --------           -------
Capital leases, net of current portion..................          --              5,933                --             5,933
Deferred rent...........................................         608                 --              (110)              498
                                                            --------           --------          --------           -------
 Total liabilities......................................      35,929            (13,335)              862            23,456
                                                            --------           --------          --------           -------
Common/preferred stock..................................          --                345               780             1,125
Predecessor common/preferred stock......................      39,129           --                 (39,129)               --
Retained earnings (deficit).............................     (57,610)            12,990            44,620                --
                                                            --------           --------          --------           -------
 Total stockholders' equity (deficit)...................     (18,481)            13,335             6,271             1,125
                                                            --------           --------          --------           -------
 Total liabilities and stockholders'
     equity.............................................    $ 17,448           $     --          $  7,133           $24,581
                                                            ========           ========          ========           =======

       Pre-petition liabilities paid in the years ended December 31, 1995 and 1996 consist of (in thousands):

                                                    Post-Reorganization
                                                  ----------------------
                                                   1995             1996
                                                  ------           ------
Accounts payable.............................     $  715           $   --
Accrued payroll and related expenses.........        146               --
Accrued expenses.............................        146               34
                                                  ------           ------
 Total.......................................     $1,007           $   34
                                                  ======           ======

Note 5 -- Balance Sheet Detail:
(in thousands)
                                              Post-Reorganization
                                                   December 31,
                                            ------------------------
                                               1995           1996
                                            --------         -------

Inventory:
 Raw materials.........................     $    633         $    16
 Work in process.......................        4,307           1,778
 Finished goods........................          762             678
                                            --------         -------
                                            $  5,702         $ 2,472
                                            ========         =======

Property and equipment:
 Machinery and equipment...............     $ 21,315         $ 9,488
 Leasehold improvements................        3,622              --
 Furniture and fixtures................          264              19
                                            --------              --
                                              25,201           9,507
 Less accumulated depreciation.........       (7,870)         (2,869)
                                            --------         -------
                                            $ 17,331         $ 6,638
                                            ========        ========

Accrued Liabilities:
 Accrued payroll and commissions.......     $  1,583         $   804
 Income taxes..........................        1,797              --
 Other.................................        1,723           1,962
                                            --------         ------
                                            $  5,103         $ 2,766
                                            ========         =======

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

Note 7 -- Debt Obligations:

       Notes payable and debt, excluding the line of credit consist of the following (in thousands):

                                             Post-Reorganization
                                                December 31,
                                             -------------------
                                               1995        1996
                                             ------        -----
Promissory notes........................     $   --        $ 374
Term loans..............................      7,636           --
                                             ------           --
                                              7,636          374
Less current portion....................      3,287          282
                                             ------        -----
                                             $4,349        $  92
                                             ======        =====

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

       Nonstatutory stock option activity under the Option Plan and Director's
Plan was as follows (in thousands):

                                             1994       1995       1996
                                            ------     ------     ------

Outstanding at beginning of period........      --        730       896
 Granted..................................     857        414     1,175
 Canceled.................................     (88)      (163)     (700)
 Exercised................................     (39)       (85)     (235)
                                            ------     ------    ------
Outstanding at December 31................     730        896     1,136
Exercisable at December 31................     256        384       298
                                            ------     ------    ------
Available for Grant at December 31........     103        307      149
                                            ------     ------    ------


       Weighted average option exercise price information for the years 1994, 1995 and 1996 follows:

                                               1994        1995        1996
                                              ------     --------     ------

Outstanding at beginning of period.......     $0.00       $0.32        $4.30
Granted during the year..................      0.31       10.26         6.20
Canceled during the year.................      0.30        3.35         8.24
Exercised during the year................      0.30        0.43         0.58
Outstanding at December 31...............      0.32        4.30         4.54
Exercisable at December 31...............      0.31        1.36         2.77

       Significant option groups outstanding at December 31, 1996, and related weighted average price and life information follows (options in thousands):

                        Outstanding           Exercisable
  Range of           ----------------     ------------------       Remaining
Exercise Prices      Shares     Price     Shares       Price     Life (years)
---------------      ------     -----     ------       -----     ------------

$0.30-0.50             242      $0.32       202        $0.31          7.5
$2.50                  234       2.50        --          0.0          9.9
$3.25-5.00             379       4.49        28         4.50          9.2
$5.13-9.00             224       8.41        59         8.09          8.8
$13.50-25.00            57      16.02         9        17.49          9.0

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

                                              1995        1996
                                             ------      -----

Expected life (years).........                  5          5
Risk free interest rate.......                6.9%        6.6%
Volatility....................                 48%        50%
Dividend yield................                 --         --


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

       Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                 Year Ended        Year Ended
                                                December 31,      December 31,
                                                    1995              1996
                                                ------------     ------------

Net income (loss):
                  As reported.............      $      5,263      $  (36,425)
                  Pro forma...............             5,024         (37,272)

Net income (loss) per share:
                  As reported.............      $       0.83      $    (5.16)
                  Pro forma...............              0.79           (5.28)

Note 11 -- Income Taxes:

       No provision has been recorded for any of the periods prior to December 31, 1994, since the Company incurred a net operating loss for tax purposes.

       The provision (benefit) for income taxes consists of the following (in thousands):

                     Year Ended        Year Ended
                    December 31,      December 31,
                        1995              1996
                    ------------     -------------

Federal:
       Current      $    1,673       $    (1,125)
State:
       Current             472                --
                    ----------       -----------
                    $    2,145       $    (1,125)
                    ==========       ============

       The components of the net deferred tax asset were as follows (in thousands):

                                                     Post-Reorganization
                                                         December 31,
                                                ----------------------------
                                                    1995             1996
                                                ------------      ----------

Inventory and other reserves...............     $       589       $    3,052
Depreciation and capital leases............           2,425              972
Other......................................             473              551
Net operating losses.......................           1,822           13,885
                                                -----------       ----------
                                                      5,309           18,460
Less valuation allowance...................          (5,309)         (18,460)
                                                -----------       ----------
                                                $        --       $       --
                                                ===========       ==========

       The Company's effective tax rate for 1995 and 1996 was 29% and (3)%, respectively. This rate differs from the federal statutory rate due principally to the following:

                                                     Year Ended       Year Ended
                                                    December 31,     December 31,
                                                        1995              1996
                                                    ------------     ------------

Tax at statutory rate..........................          34%              (34)%
State taxes, net of federal benefit............           6                (6)
Tax losses not recognized......................          --                37
 Net operating losses and tax credits
 utilized......................................         (11)               --
                                                      -----             -----
                                                         29%               (3)%
                                                      =====             =====

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

       In December 1996 the Company entered into an agreement to lease its new principal administrative facility under an operating lease expiring in 2002. Future minimum payments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):

                  Year Ending
                 December 31,                       Operating Leases
                 ------------                       ----------------

                     1997                           $       382,000
                     1998                                   439,000
                     1999                                   452,000
                     2000                                   464,000
                     2001                                   476,000
                  Thereafter                                 40,000
                                                    $     2,253,000
                                                    ===============

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


       The $4.8 million promissory note was issued in connection with a wafer supply agreement that requires Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. In accordance with the terms of the promissory note and wafer supply agreement, for each wafer purchased from Orbit no cash payment is required to be made, however, the amount of the promissory note receivable will be reduced by $500 for each wafer purchased. Accordingly, as Paradigm purchases wafers from Orbit, the outstanding balance of the promissory note receivable is reduced and inventory is recorded. Per terms of the agreement, if the Company does not purchase the wafers by the end of May 1997, the Company will forfeit any remaining amount owed under the promissory note. At December 31, 1996, the Company is required to purchase 6,684 wafers under this agreement which the Company fully expects to receive by the end of May 1997. The $1.0 million promissory note is held in escrow to satisfy certain representation and warranties made by the Company. Orbit is required to make two payments of $500,000 plus interest of 4% in

May and November 1997. As of December 31, 1996 the outstanding balance under these promissory notes was $4,342,000 which was classified as prepaid expenses and other assets. Management believes that the fair value of these notes at December 31, 1996 is approximately $3,000,000.


       The following table sets forth the components of the $4.6 million loss recorded in 1996 related to the sale of the wafer fabrication facility (in thousands):

                                                                Benefit (Charge)
                                                                Recorded in 1996
                                                                ----------------
Sale proceeds..............................................      $     20,000
Less:  Cost of inventory, fixed
assets and other assets sold...............................           (21,480)
                                                                 ------------
                                                                       (1,480)
Adverse purchase commitment................................            (1,920)
Professional fees..........................................              (360)
Lease buyout...............................................              (225)
Other costs................................................              (647)
                                                                 ------------

Loss on sale...............................................      $     (4,632)
                                                                 ============



       The fair value of the wafers to be purchased from Orbit for $500 each was approximately $303 each at the date of the sale of the Fab. Accordingly, the Company recorded an adverse purchase commitment of $1,920,000. As wafers are purchased from Orbit, the cost capitalized into inventory is $500 per wafer less a prorated portion of the adverse purchase commitment. The net inventory value will be recognized in cost of goods sold as the related inventory is sold. At December 31, 1996 the remaining adverse purchase commitment of $1,337,000 is recorded in prepaid expenses and other as an offset to the note receivable from Orbit.


       In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

Note 14  -- Litigation:


       On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the

Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded, with other responses not yet due. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests. Additional discovery is scheduled to take place prior to the hearing on the motion for class certification, tentatively scheduled for May 20, 1997. The Paradigm Defendants intend to vigorously defend the action, however, there can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service. The Paradigm Defendants responsive pleading is due by May 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

       (a) Directors of the Registrant.
           ---------------------------

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

       (b) Executive Officers of the Registrant.
           ------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

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

                           Summary Compensation Table

                                                                                           Long-Term
                                                                                         Compensation
                                                  Annual Compensation(1)                   Payouts
                                           -----------------------------------------     ------------
                                                                                          Securities
                                                                       Other Annual       Underlying
Name and Principal Position       Year     Salary($)    Bonus($)(2)   Compensation($)     Options(#)
---------------------------       ----     ---------    -----------   ---------------     ----------

Michael Gulett                    1996     $249,185      $ 85,174          --               25,000
 President and Chief              1995     $219,692      $150,310          --               15,000
 Executive Officer                1994     $171,923      $ 55,000          --              180,000

                                  1996     $128,076      $ 17,155          --               13,000
Robert C. McClelland              1995     $121,792      $ 30,484          --               10,000
 Chief Financial Officer          1994     $112,599      $ 10,000          --               33,750

Dennis McDonald (3)
 Vice President, Human            1996     $134,302      $ 19,174          --               17,000
 Resources                        1995     $ 70,400      $    175          --               25,000

Philip Siu (3)
 Vice President,                  1996     $139,195      $ 25,174          --               22,000
 Engineering                      1995     $ 92,308      $ 25,155          --               62,500

James Boswell (3)
 Vice President, Sales and        1996     $119,638      $  9,174      $1,385(3)            26,250
 Marketing                        1995     $  6,250            --          --               15,000

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


       The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Named Executive
Officers.


                       Option Grants in Last Fiscal Year


                                                                                                  Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                            Number of                                                                  of Stock Price
                           Securities         Percent of Total                                    Appreciation for Option
                           Underlying          Options Granted      Exercise or                            Term (2)
                             Options           to Employees in       Base Price     Expiration    --------------------------
                           Granted(#)          Fiscal Year(1)         ($/Share)        Date          5% ($)     10% ($)
                       ------------------   --------------------   -------------   ------------   --------------------------



Michael Gulett             25,000(3)                 2.12%           $  4.50          07/24/06     $ 70,751   $ 179,296
                           25,000(3)(4)              2.12             2.0625          07/24/06       32,428      82,175

Robert C. McClelland        5,000(3)                 0.43              13.50          01/01/06       42,494     107,715
                            8,000(3)                 0.68               4.50          07/24/06       22,640      57,375
                            5,000(3)(4)              0.43             2.0625          01/01/06        6,486      16,435
                            8,000(3)(4)              0.68             2.0625          07/24/06       10,377      26,296

Philip Siu                 10,000(3)                 0.85              13.50          01/01/06       84,989     215,430
                           12,000(3)                 1.02               4.50          07/24/06       33,960      86,062
                           10,000(3)(4)              0.85             2.0625          01/01/06       12,971      32,870
                           12,000(3)(4)              1.02             2.0625          07/24/06       15,565      39,444

Dennis McDonald             5,000(3)                 0.43              13.50          01/01/06       42,494     107,715
                           12,000(3)                 1.02               4.50          07/24/06       33,960      86,062
                            5,000(3)(4)              0.43             2.0625          01/01/06        6,486      16,435
                           12,000(3)(4)              1.02             2.0625          07/24/06       15,565      39,444

James Boswell              15,000(3)                 1.28               4.50          07/24/06       39,450      98,365
                           11,250(5)                 0.96               2.50          11/21/06       17,688      44,824
                           15,000(3)(4)              1.28             2.0625          07/24/06       19,457      49,305
                           11,250(4)(5)              0.96             2.0625          11/21/06       14,592      36,979


----------


(1)    Based on options to purchase an aggregate of 1,174,312 shares of Common
       Stock granted during fiscal 1996.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common
       Stock, the optionee's continued employment through applicable resting periods and the date on which the options are exercised.
(3) Six months after the original grant date, 1/8th of the shares will be vested and thereafter the remaining shares will vest over four years at 1/48th per month.
(4) Options granted on February 3, 1997 upon cancellation of previously granted options for the same number of shares. See the table entitled
       "Ten-Year Option Repricings" on page 68 of this Annual Report on Form
       10-K.
(5) Six months after the original grant date, 1/4th of the shares will be vested; one year after the original grant date, 1/2 of the shares will be vested; two years after the original grant date, 3/4ths of the shares will be vested; and three years after the original grant date, all shares will be fully vested.


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

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

                                                         Number of Securities          Value of Unexercised
                               Shares                   Undelying Unexercised          In-the-Money Options
                              Acquired                   Options at FY-End(#)            at FY-End($)(1)
                                 on        Value     ---------------------------   ---------------------------
    Name                      Exercise   Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------          --------   --------    -----------   -------------   -----------   -------------


Michael Gulett                15,000     $146,313       166,837       38,163        $334,515        $ 7,860
Robert C. McClelland          20,058     $230,690        10,366       26,326        $ 17,619        $14,863
Philip Siu                        --     $      0        27,292       57,208        $      0        $     0
Dennis McDonald                   --     $      0         9,896       32,104        $      0        $     0
James Boswell                     --     $      0         3,750       22,500        $      0        $     0


--------------

(1) Value is calculated by (i) subtracting the exercise price per share from the year-end closing price of $2.38 per share; and (ii) multiplying the number of shares subject to the option.

                           Ten-Year Option Repricings

Repricing of Stock Options

       In February 1997, the Company offered all executive officer option holders and directors the opportunity to exchange their options for new options at the February 3, 1997 fair market value of $2.0625 per share. The options retain their original vesting schedule and expiration date. The following table sets forth the repricing of options held by the Named Executive Officers and directors.



                                                                                                                       Length of
                                                                       Market                                          Original
                                          Number of                    Price of      Exercise                         Option Term
                                         Securities       Number       Stock at      Price at                          Remaining
                                         Underlying       of New       Time of        Time of          New             at Date of
                                           Options        Options      Repricing     Repricing        Exercise         Repricing
         Name               Date        Repriced (#)      Granted          ($)         ($)            Price ($)      (years.months)
-----------------------   ----------   --------------   -----------    ----------  -------------   -------------    ---------------

Michael Gulett             02/03/97       15,000         15,000        $ 2.0625      $  9.00         $  2.0625              8.4
                           02/03/97       25,000         25,000          2.0625         4.50            2.0625              9.5

Robert C. McClelland       02/03/97       10,000         10,000          2.0625         9.00            2.0625              8.4
                           02/03/97        5,000          5,000          2.0625        13.50            2.0625             8.10
                           02/03/97        8,000          8,000          2.0625         4.50            2.0625              9.5

Philip Siu                 02/03/97       62,500         62,500          2.0625         8.50            2.0625              8.2
                           02/03/97       10,000         10,000          2.0625        13.50            2.0625             8.10
                           02/03/97       12,000         12,000          2.0625         4.50            2.0625              9.5

Dennis McDonald            02/03/97       25,000         25,000          2.0625         9.00            2.0625              8.3
                           02/03/97        5,000          5,000          2.0625        13.50            2.0625             8.10
                           02/03/97       12,000         12,000          2.0625         4.50            2.0625              9.5

James Boswell              02/03/97       15,000         15,000          2.0625         4.50            2.0625              9.5
                           02/03/97       11,250         11,250          2.0625         2.50            2.0625              9.9
                           02/03/97       15,000         15,000          2.0625        13.50            2.0625              8.9

George Collins             02/03/97       12,500         12,500          2.0625        25.00            2.0625              8.8

James Kochman              02/03/97       12,500         12,500          2.0625         6.00            2.0625                8

Atiq Raza                  02/03/97       12,500         12,500          2.0625        13.50            2.0625             8.10


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          ----------


       The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1997 by: (i) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person subject to community property laws where applicable.



                                                                  Shares
                                                               Beneficially
    Name of Beneficial Owner                                      Owned             Percent
    ------------------------                                   ------------         -------

Vintage Products, Inc.(1)
Arlozorv Street
Telaviv, Israel ........................................         1,600,000             22.1%

Chiang Lam (2)..........................................         1,350,000             18.7

ACMA Limited(3)
17 Jurong Port Road
Singapore 2261..........................................         1,300,000             18.0

Atmel Corporation(3)
2125 O'Nel Drive
San Jose, CA 95131......................................         1,028,050             13.9

Michael Gulett(4).......................................           183,125              2.5

Philip Siu(5)...........................................            33,750                *

James L. Kochman(6).....................................            21,875                *

Robert C. McClelland(7).................................            14,572                *

Dennis McDonald(8)......................................            12,708                *

Richard Morley..........................................            11,000                *

James Boswell(9)........................................             3,750                *

George J. Collins(10)...................................             3,125                *

S. Atiq Raza(11)........................................             3,125                *

All directors and executive officers as a group
(10 persons)(12)........................................           291,331              3.9

----------

*      Less than one percent (1%).

(1) Represents a presently indeterminate number of shares of Common Stock issuable upon conversion of the Company's Preferred Stock. For purposes of determining the number of shares of Common Stock owned by Vintage
       Products, Inc., the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $1.5244 which represents an average closing bid price of the Common Stock over five consecutive trading days. Such conversion price is arbitrarily selected and is greater than the average closing bid price over the five consecutive trading days preceding April 21, 1997 which was $1.40. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. See "The Company--Recent Developments--Sale of Preferred
       Stock" and "Business--Factors That May Affect Future Results--Potential
       Volatility of Stock Price." The natural persons who share beneficial ownership of the shares of Common Stock owned by Vintage Products, Inc.
       are unknown to the Company and do not include any of the persons listed on this Selling Stockholders table.
(2) Includes 1,110,000 shares held by ACMA and 200,000 shares issuable upon exercise of outstanding warrants. Also includes 50,000 shares issuable upon exercise of outstanding warrants held by Mr. Lam. Mr. Lam is a consultant and advisor to ACMA. Mr. Lam disclaims beneficial ownership of the shares held by ACMA.
(3)    Includes 200,000 shares issuable upon exercise of outstanding warrants.
(4) Includes 171,875 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(5) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(6) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(7) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(8) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(9) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(10) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(11) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(12) Includes 270,081 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.



Section 16(a)   Beneficial Ownership Reporting Compliance.


       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors and executive officers to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that a Form 4 for Richard Veldhouse was inadvertently filed late for his November 1996 transactions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K.
          --------

       (a)  Financial Statements.
            --------------------

       The financial statements listed below appear on the page indicated:

                                                                                        Page Number
                                                                                        -----------


Report of Independent Accountants.......................................................     39
Balance Sheets, December 31, 1996 and December 31,
            1995........................................................................     40
Statements of Operations for the years ended December 31,
            1996 and December 31, 1995, the Period from
            June 21, 1994 to December 31, 1994, and the Period
            from April 1, 1994 to June 20, 1994.........................................     41
Statements of Stockholders' Equity (Deficit) for the years
            ended December 31, 1996 and December 31, 1995, the Period from June
            21, 1994 to December 31, 1994, and the Period from April 1, 1994 to
            June 20,
            1994........................................................................     42
Statements of Cash Flows for the years ended December 31,
            1996 and December 31, 1995, the Period from
            June 21, 1994 to December 31, 1994, and the Period
            from April 1, 1994 to June 20, 1994.........................................     43
Notes to Financial Statements...........................................................     44


       (b)  Reports on Form 8-K.
            -------------------

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

       (c)  Exhibits
            --------


            The exhibits listed in the accompanying index to exhibits have been filed or incorporated by reference as part of this annual report.


       (d)  Financial Statement Schedules
            -----------------------------

            Financial statement schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto included as part of the Company's 1996 Annual Report on Form 10-K.

                                INDEX TO EXHIBITS

Exhibit
 Number                                     Exhibit
-------                                     -------

   1.3 Agreement and Plan of Merger between the Registrant and Paradigm Technology Delaware Corporation, a Delaware corporation.(1)


   1.4 Agreement and Plan of Merger dated as of June 5, 1996 between the Registrant and NewLogic Corp.(8)


   2.1              Third Amended Joint Plan of Reorganization effective June
                    21, 1994.(1)

   2.2 Stock Purchase Agreement, dated as of January 21, 1997, by and between Paradigm Technology, Inc. and Vintage Products, Inc.(7)


   2.3 Securities Purchase Agreement dated as of April 22, 1996 between the Registrant, NewLogic Corp. and certain securityholders of NewLogic Corp.(8)

   2.4 First Amendment to Securities Purchase Agreement dated as of April 22, 1996 between the Registrant, NewLogic Corp. and certain securityholders of NewLogic Corp.(8)

   2.5 Investor Securities Purchase Agreement dated as of May 29, 1996 between the Registrant and certain Investors listed on Schedule A attached thereto.(8)


   3.1              Amended and Restated Certificate of Incorporation.(1)

   3.2              Bylaws of the Registrant, as amended.(1)

   4.1 Certificate of Designation of the 5% Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of the State of Delaware.(7)


   9.1 Voting Trust Agreement dated as of May 24, 1996 between Hans Olsen and the persons listed on Schedule A attached thereto.(8)


   10.1 Amended and Restated 1994 Stock Option Plan of the Registrant (the "Plan").(5)

   10.2             Form of Incentive Stock Option Agreement under the Plan.(1)

   10.3             Form of Nonstatutory Stock Option Agreement under the
                    Plan.(1)

   10.4             1995 Employee Stock Purchase Plan of the Registrant.(1)

Exhibit
 Number                                     Exhibit
-------                                     -------

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

Exhibit
 Number                                     Exhibit
-------                                     -------

   10.16 Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated May 26, 1992.(1)(2)

   10.17 Amendment No. 1 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 23, 1992.(1)(2)

   10.18 Amendment No. 2 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated October 30, 1992.(1)

   10.19 Amendment No. 3 to Restated Technology Transfer and License Agreement 256K/1Mb SRAM Process and Design between NKK Corporation and the Registrant dated August 16, 1994.(1)(2)

   10.20 Agreement on 1M SRAM Sales Right and OEM Supply and Modifi-cation of Existing Agreements between NKK Corporation and the Registrant dated April 18, 1995.(1)(2)

   10.21 Marketing and Resale Agreement between the Registrant and National Semiconductor Corporation dated October 13, 1994.(1)(2)

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

   10.28 Warrant for 350,000 shares of Common Stock of the Registrant transferred by ACMA Limited to Atmel Corporation on May 1, 1995.(1)

Exhibit
 Number                                     Exhibit
-------                                     -------

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

Exhibit
 Number                                     Exhibit
-------                                     -------

   10.43 Promissory Note dated November 15, 1996 in the aggregate principal amount of $1,000,000 issued by Orbit Semiconductor, Inc. to the Registrant.(6)


   10.44 Office Building Lease Agreement dated December 26, 1996 between the Registrant, John Arrillaga, Trustee, UTA dated 7/20/77 and Richard T. Perry, Trustee, UTA dated 7/20/77.(8)

   10.45 Loan and Security Agreement dated October 25, 1996 between the Registrant and Greyrock Business Credit.(8)

   10.46 Employee letter agreement dated May 23, 1996 between the Registrant and Hans Olsen.(8)

   10.47 Employee letter agreement dated May 24, 1996 between the Registrant and Bruce Campbell.(8)

   10.48 Employee letter agreement dated May 23, 1996 between the Registrant and Gregory Roberts.(8)

   10.49 Executive Compensation Agreement dated August 26, 1996 between the Registrant and Michael Gulett.(8)

   11.1             Computation of Net Income (Loss) Per Share.(8)

   23.1             Consent of Price Waterhouse LLP, Independent Accountants.

   27.1             Financial Data Schedule.(8)


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

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April __, 1997



                                        PARADIGM TECHNOLOGY, INC.



                                        By            /s/ Michael Gulett
                                           -------------------------------------
                                                         Michael Gulett
                                           President and Chief Executive Officer