Form 10-K/A
period 1996-12-31
PARADIGM TECHNOLOGY INC /DE/
filed 1997-04-30
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 2

(Mark One)

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended ....................................December 31, 1996

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-26124
                       -----------

                            PARADIGM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                770140882-5
    ---------------------------------       ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

     694 Tasman Drive, Milpitas, CA                       95035
----------------------------------------               ----------
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

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth herein:

                                     PART I

ITEM 1.  BUSINESS.
         --------

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

     The shares of Common Stock owned by Vintage Products, Inc. ("Vintage") consist of up to 1,600,000 shares of Common Stock issuable upon conversion of the Preferred Stock. For purposes of determining the number of shares of Common Stock owned by Vintage for this Form 10-K, the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $1.5244 represents an average closing bid price of the Common Stock over five consecutive trading days. Such conversion price is used merely for the purposes of setting forth a number for this Form 10-K and is greater than the average closing bid price over the five consecutive trading days preceding April 21, 1997 which was $1.40. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. See "Business--Recent Developments--Sale of Preferred Stock" and "Business--Factors that May Affect Future Results--Potential Volatility of Stock Price."

     Shutdown of NewLogic Corporation Operations. In June 1996, the Company acquired NewLogic Corp. ("NewLogic") with the strategy to expand Paradigm's product line beyond SRAMs. In early 1997, the Company believed that it was in Paradigm's best interest to shut down the NewLogic operation and focus on Paradigm's core SRAM products and markets.

                                    PART III

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


                           Summary Compensation Table

                                                                                                   Long-Term
                                                                                                  Compensation
                                                         Annual Compensation(1)                     Payouts
                                              -----------------------------------------------     ------------
                                                                                                   Securities
                                                                                 Other Annual      Underlying
Name and Principal Position         Year      Salary($)      Bonus($)(2)       Compensation($)     Options(#)
---------------------------         ----      ---------      -----------       ---------------     ----------

Michael Gulett                      1996      $249,185        $ 85,000               --              25,000(3)
 President and Chief                1995       219,692         115,000               --              15,000(4)
 Executive Officer                  1994       171,923          24,000               --             180,000

Robert C. McClelland                1996       128,076          17,000               --              13,000(5)
 Former Chief Financial             1995       121,792          18,000               --              10,000(6)
 Officer                            1994       112,599           5,000               --              33,750

Dennis McDonald (7)
 Vice President, Human              1996       134,302          19,174               --              17,000(8)
 Resources                          1995        70,400             175               --              25,000(9)

Philip Siu (7)
 Vice President,                    1996       139,195          25,174               --              22,000(10)
 Engineering                        1995        92,308          25,155               --              62,500(11)

James Boswell (7)
 Vice President, Sales              1996       119,638           9,174           $1,385(12)          26,250(13)
 and Marketing                      1995         6,250              --               --              15,000(14)

--------------

(1) The Company changed its fiscal year-end from March 31 to December 31 in June 1994. For purposes of the Summary Compensation Table, the 1994 fiscal year figures presented reflect annual compensation for the four quarters ended December 31, 1994.

(2) Represents cash bonuses, profit sharing and commissions paid during the year.

(3) Includes options granted on February 3, 1997 for 25,000 shares upon cancellation of a previous option granted on July 24, 1996.

(4) Includes options granted on February 3, 1997 for 15,000 shares upon cancellation of a previous option granted on June 15, 1995.

(5) Includes options granted on February 3, 1997 for 5,000 shares and 8,000 shares upon cancellation of previous options granted on January 1, 1996 and July 24, 1996, respectively.

(6) Includes options granted on February 3, 1997 for 10,000 shares upon cancellation of a previous option granted on June 15, 1995.

(7)  Mr. Siu, Mr. McDonald and Mr. Boswell were hired by the Company in April,
     May and November 1995, respectively.

(8) Includes options granted on February 3, 1997 for 5,000 shares and 12,000 shares upon cancellation of previous options granted on January 1, 1996 and July 24, 1996, respectively.

(9) Includes options granted on February 3, 1997 for 25,000 shares upon cancellation of a previous option granted on May 24, 1995.

(10) Includes options granted on February 3, 1997 for 10,000 shares and 12,000 shares upon cancellation of previous options granted on January 1, 1996 and July 24, 1996, respectively.

(11) Includes options granted on February 3, 1997 for 62,500 shares upon cancellation of a previous option granted on April 20, 1995.



(12) Represents automobile expenses.

(13) Includes options granted on February 3, 1997 for 15,000 shares and 11,250 shares upon cancellation of previous options granted on July 24, 1996 and November 21, 1996, respectively.

(14) Includes options granted on February 3, 1997 for 15,000 shares upon cancellation of previous options granted on December 28, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

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

                                                                Shares
                                                             Beneficially
  Name of Beneficial Owner                                      Owned              Percent
  ------------------------                                   ------------          -------

Vintage Products, Inc.(1)
Arlozorv Street
Telaviv, Israel .......................................       1,600,000              22.1%

Chiang Lam (2).........................................       1,350,000              18.7

ACMA Limited(3)
17 Jurong Port Road
Singapore 2261.........................................       1,300,000              18.0

Atmel Corporation(3)
2125 O'Nel Drive
San Jose, CA 95131.....................................       1,028,050              13.9

Michael Gulett(4)......................................         183,125               2.5

Philip Siu(5)..........................................          33,750                 *

James L. Kochman(6)....................................          21,875                 *

Robert C. McClelland(7)................................          14,572                 *

Dennis McDonald(8).....................................          12,708                 *

Richard Morley.........................................          11,000                 *

James Boswell(9).......................................           3,750                 *

George J. Collins(10)..................................           3,125                 *

S. Atiq Raza(11).......................................           3,125                 *

All directors and executive officers as a group
(10 persons)(12).......................................         291,331               3.9

----------

*      Less than one percent (1%).

(1) Represents up to 1,600,000 shares of Common Stock issuable upon conversion of the Company's Preferred Stock. For purposes of determining the number of shares of Common Stock owned by Vintage Products, Inc., the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $1.5244 which represents an average closing bid price of the Common Stock over five consecutive trading days. Such conversion price is arbitrarily selected and is greater than the average closing bid price over the five consecutive trading days preceding April 21, 1997 which was $1.40. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. See "The Company--Recent
       Developments--Sale of Preferred Stock" and "Business--Factors That May
       Affect Future Results--Potential Volatility of Stock Price." The natural persons who share beneficial ownership of the shares of Common Stock owned by Vintage Products, Inc. are unknown to the Company and do not include any of the persons listed on this Selling Stockholders table.
(2) Includes 1,110,000 shares held by ACMA and 200,000 shares issuable upon exercise of outstanding warrants. Also includes 50,000 shares issuable upon exercise of outstanding warrants held by Mr. Lam. Mr. Lam is a consultant and advisor to ACMA. Mr. Lam disclaims beneficial ownership of the shares held by ACMA.
(3)    Includes 200,000 shares issuable upon exercise of outstanding warrants.
       ACMA is a publicly held Singapore Corporation. The directors of ACMA who share voting and investment power with respect to the shares held by ACMA are as follows: Quek Sim Pin, Executive Chairman; Tan Chee Jin; Tan Seng
       Tjie; Rai Rajen, Managing Director; Low Seow Chye; Kwok Chee Wai; Tan
       Keng Lin; and Chou Kong Seng, Finance Director. See note 2 above.
(4) Includes 171,875 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(5) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(6) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(7) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(8) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(9) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(10) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(11) Represents shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.
(12) Includes 270,081 shares subject to stock options that are exercisable or will become exercisable within 60 days of February 20, 1997.


Section 16(a)     Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors, executive officers and 10% beneficial owners to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from the Company's directors and officers. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that a Form 4 for Richard Veldhouse was inadvertently filed late for his November 1996 transactions. Although each is a greater than 10% beneficial owner of the Company's Common Stock, the Company believes that Atmel Corporation and Vintage Products, Inc. made no filings required by Section 16(a) of the Exchange Act.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
           ----------------------------------------------------------------

     Exhibits.
     --------

     The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

 (c) Exhibits
     --------

     The Exhibits listed below are filed or incorporated by reference herein.


                                INDEX TO EXHIBITS


    Exhibit
    Number                             Exhibit
    -------                            --------

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

      10.1 Amended and Restated 1994 Stock Option Plan of the Registrant (the "Plan").(5)

      10.2          Form of Incentive Stock Option Agreement under the Plan.(1)

      10.3          Form of Nonstatutory Stock Option Agreement under the
                    Plan.(1)

      10.4          1995 Employee Stock Purchase Plan of the Registrant.(1)

    Exhibit
    Number                             Exhibit
    -------                            --------

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

Dated:  April 30, 1997


                                   PARADIGM TECHNOLOGY, INC.



                                   By             /s/ Michael Gulett
                                      -----------------------------------------
                                                  Michael Gulett
                                       President and Chief Executive Officer