Form 10-Q
period 1997-03-31
PARADIGM TECHNOLOGY INC /DE/
filed 1997-05-15
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                                       OR
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number    0-26124
                         ---------

                            PARADIGM TECHNOLOGY, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        77-0140882
  ------------------------------                          ---------------
 (State or other jurisdiction of                         (I.R.S. Employee
  incorporation or organization                         Identification No.)

                  694 TASMAN DRIVE, MILPITAS, CALIFORNIA 95035
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (408) 954-0500
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                    -----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  /X/                No / /

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes  /X/                No / /

       The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 1997 was 7,241,086.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION............................................  3
            ITEM 1.    FINANCIAL STATEMENTS..................................  3
                               CONDENSED STATEMENTS OF OPERATIONS............  3
                               CONDENSED BALANCE SHEETS......................  4
                               CONDENSED STATEMENTS OF CASH FLOWS............  5
                               NOTES TO CONDENSED FINANCIAL STATEMENTS.......  6
            ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 12
                               RESULTS OF OPERATIONS......................... 12
                               FACTORS THAT MAY AFFECT FUTURE RESULTS........ 15

PART II.    OTHER INFORMATION................................................ 24
            ITEM 1.    LEGAL PROCEEDINGS..................................... 24
            ITEM 2.    CHANGES IN SECURITIES................................. 25
            ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................... 26

SIGNATURES  ................................................................. 26


EXHIBIT 11.1           COMPUTATION OF NET INCOME (LOSS) PER SHARE

EXHIBIT 27.1           FINANCIAL DATA SCHEDULE

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.
            --------------------

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended
                                                              ------------------
                                                           March 31,       March 31,
                                                             1997             1996
                                                            ------           -----

Sales, net.............................................    $  3,572          $10,927
Cost of goods sold.....................................       3,314            7,275
                                                             ------           ------

Gross profit ..........................................         258            3,652
                                                             ------           ------
Operating expenses:
        Research and development.......................       1,183            1,316
        Selling, general, and administrative...........       1,625            1,940
                                                             ------           ------
               Total operating expenses................       2,808            3,256
                                                             ------           ------

Operating income (loss)................................      (2,550)             359
Interest expense.......................................          42              241
Other (income) expense, net............................          30             (204)
                                                              -----           ------

Income (loss) before provision for income taxes........      (2,622)             359

Provision for income taxes.............................          --              122
                                                              -----           ------

Net income (loss)......................................    $ (2,622)         $   237
                                                            =======           ======
Accretion on Redeemable Convertible
   Preferred Stock.....................................        (388)              --
                                                            -------           ------
Net income (loss) available to
   common shareholders.................................    $ (3,010)         $   237
                                                            =======           ======

Net income (loss) per share............................       (0.42)            0.03
                                                            -------           ------
Weighted average shares outstanding....................       7,241            7,317
                                                            =======           ======

            See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                              March 31,     December 31,
                                                                1997            1996
                                                              ---------     ------------
ASSETS:
Current Assets:
        Cash and cash equivalents.........................    $  1,355        $    587
        Short-term investments............................          --              --
        Accounts receivable, net of allowances............       2,817           2,937
        Inventory.........................................       3,637           2,472
        Prepaid expenses and other current assets.........       1,652           4,918
                                                               -------         -------
               Total current assets.......................       9,461          10,914

Property and equipment, net...............................       6,122           6,638
Other assets..............................................         138             190
                                                               -------         -------

                                                              $ 15,721        $ 17,742
                                                               =======         =======
LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS'
EQUITY:
Current Liabilities:
        Line of credit....................................    $  1,945        $  2,015
        Current portion of long-term debt.................         285             282
        Accounts payable and accrued liabilities..........       7,839           9,009
                                                               -------         -------
               Total current liabilities..................      10,069          11,306
                                                               -------         -------

Long-term debt, net of current portion....................          54              92
Deferred rent.............................................           6               0
                                                               -------         -------
               Total liabilities..........................      10,129          11,398
                                                               -------

Redeemable Convertible Preferred Stock....................       2,201              --
                                                               -------         -------

Stockholders Equity:
        Common Stock......................................      36,355          36,298
        Accumulated (deficit).............................     (32,964)        (29,934)
                                                               -------         -------
               Total stockholders' equity.................       3,391           6,344
                                                               -------         -------

                                                              $ 15,721        $ 17,742
                                                               =======         =======

            See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                     Three Month Ended
                                                                                   March 31,    March 31,
                                                                                     1997         1996
                                                                                     ----         ----
Cash flows from operating activities:
        Net income (loss)                                                        $   (2,622)   $     237
        Adjustments to reconcile net income (loss) to net cash from operating activities:
               Depreciation and amortization                                            643        1,110
               Loss on disposition of fixed assets                                      290
               Changes in operating assets and liabilities:
                      Accounts receivable                                               120       (2,066)
                      Inventory                                                      (1,165)      (3,311)
                      Other assets                                                    3,162         (206)
                      Accounts payable and accrued liabilities                       (1,170)         803
                      Deferred rent                                                       6            0
                      Prepetition liabilities paid                                        0          (34)
                                                                                  ---------     --------
               Net cash provided by (used in) operating activities                     (736)      (3,467)
                                                                                  ---------     --------
Cash flows used in investing activities:
        Purchases of capital equipment                                                 (261)      (8,658)
        Purchases of short-term investments                                                       (2,672)
        Sale of short-term investments                                                             6,898
                                                                                  ---------     --------
Net cash provided by (used in) investing activities                                    (261)      (4,432)
                                                                                  ---------     --------
Cash flows from financing activities:
        Line of credit increase (decrease)                                              (70)       5,610
        Payments on capital leases                                                      (35)
        Issuance of notes payable                                                         0       10,607
        Principal payments on notes payable                                               0       (7,625)
        Issuance of common stock, net                                                   (10)         413
        Issuance of redeemable convertible preferred stock                            1,880            0
                                                                                  ---------     --------
               Net cash provided by financing activities                              1,765        9,005
                                                                                  ---------     --------
Net increase (decrease) in cash and cash equivalents                                    768        1,106
Cash and cash equivalents:
        Beginning of period                                                             587        4,015
                                                                                  ---------     --------
        End of period                                                            $    1,355    $   5,121
                                                                                  =========     ========
Supplemental cash flow information:
        Interest paid                                                            $       42    $     247
                                                                                  =========     ========
        Income taxes paid                                                        $        0    $   1,036
                                                                                  =========     ========
Supplemental disclosure of noncash items:
        Issuance of warrant in connection with sale of redeemable convertible
               preferred stock                                                   $       67    $      --
                                                                                  =========     ========
        Accretion on redeemable convertible preferred stock                      $      388    $      --
                                                                                  =========     ========

See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  Basis of Presentation

These unaudited condensed financial statements have been prepared by Paradigm Technology, Inc. ("Paradigm" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1996 audited financial statements, contained in the Company's Annual Report on Form 10-K/A, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

The preparation of the interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates.

The Company markets high speed high density Static Random Access Memory ("SRAM") products for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 continuing into 1996 and the first three months of 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experienced rapid erosion in product pricing in 1996 and during the first three months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


This report on Form 10-Q for the quarter ended March 31, 1997 should be read in conjunction with the audited financial statements as of December 31, 1996, and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

NOTE 2:  Net Income (Loss) Per Share

Net income (loss) per share was calculated based on net income (loss) available to Common Shareholders. For the quarter ended March 31, 1997, the net loss per share was computed as net loss of $2.6 million less $0.4 million of accretion on the redeemable convertible Preferred Stock divided by the weighted average Common Shares outstanding. Common Stock equivalents at March 31, 1997 are excluded as their effect is anti-dilutive.

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

In early 1997, the Company believed that it was in Paradigm's best interest to shut down the NewLogic operation and focus on Paradigm's core SRAM products and markets. As a result, the Company wrote off unamortized intangibles of approximately $156,000 in the quarter ended March 31, 1997.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:   Balance Sheet Detail

                                               March 31,         December 31,
                                                 1997                1996
                                               --------          -----------
Inventory (in thousands):
        Raw Materials......................    $     0             $    16
        Work in process....................      1,979               1,778
        Finished goods.....................      1,658                 678
                                                ------              ------
                                               $ 3,637             $ 2,472
                                                ======              ======

Property and equipment (in thousands):
        Machinery and equipment............    $ 9,136             $ 9,488
        Leasehold improvements.............        226                   0
        Furniture and fixtures.............        120                  19
                                                ------              ------
                                                 9,482               9,507
        Less accumulated depreciation......     (3,360)             (2,869)
                                                ------              ------
                                               $ 6,122             $ 6,638
                                                ======              ======

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

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those on the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service. The Paradigm Defendants filed a demurrer to the complaint on May 9, 1997. A hearing on the demurrer has been scheduled for June 19, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. The only apparent major difference between the two suits is that the February 21 class action purports to be on behalf of holders of the Company's stock as opposed to purchasers on whose behalf the August 12 action was filed. Therefore, the Company believes that the February 21 class action may be subject to the demurrer which the Court sustained in the August 12 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6:  Sale of Wafer Fabrication Facility

The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to orbit over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer supply agreement entered into as a result of the sale and accruals for other estimated costs to be incurred.

Orbit paid to the Company aggregate consideration of $20 million consisting of $6.7 million in cash, assumption of $7.5 million of indebtedness associated with and secured by the Fab, and promissory notes in the principal amounts of $4.8 million and $1.0 million. The Company also executed a short-term sublease with Orbit pursuant to which it occupied office space at its principal offices not associated with the Fab. The Company has since relocated its headquarters to 694 Tasman Drive, Milpitas, California.

The $4.8 million promissory note was issued in connection with a wafer supply agreement that requires Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. At May 9, 1997, the Company completed its purchase of the remaining wafers under this agreement. The $1.0 million promissory note is held in escrow to satisfy certain representations and warranties made by the Company. Orbit is required to make two payments of $500,000 plus interest of 4% in May and November 1997. As of March 31, 1997 the outstanding balance under these promissory notes was $1,158,000 which was classified as prepaid expenses and other current assets.

In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

NOTE 7:  Sale of Preferred Stock

On January 23, 1997, Paradigm sold a total of 200 shares of 5% Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock includes cumulative dividends at 5% per annum. The Preferred Stock also includes an embedded discount which is being accreted from the issuance date through April 23, 1997, the date upon which the Preferred Stock became convertible. The accretion of the embedded discount and the cumulative

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


dividends is a charge to retained earnings and a credit to the redeemable convertible Preferred Stock. Also in connection with the sale of the Preferred Stock, the Company issued warrants to purchase 150,000 shares of its common stock for $4.125 per share. The warrant is exercisable until January 22, 2000. The Company valued these warrants at $67,000 using the Black/Scholes model.

The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred Stock. The Preferred Stock is redeemable by the Company under certain limited circumstances. A portion of the Preferred Stock may be mandatorily redeemable for cash to the extent that the number of shares of Common Stock issuable upon conversion of the Preferred Stock is in excess of 20% of the Common Stock outstanding at the date of original issuance of the Preferred Stock. Those "excess" preferred shares, and only those "excess" preferred shares, which if converted cause the greater than 20% issuance of Common Stock, are redeemable for cash of $12,190 per preferred share.

NOTE 8:  Subsequent Event

On May 9, 1997, the Company received notice of conversion for 10 shares of the Series A Redeemable Convertible Preferred Stock. These Preferred Shares were converted into 115,090 shares of the Company's Common Stock.

NOTE 9:  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement is effective for interim and annual financial statements for periods ending after December 15, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the quarter ended March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

       When used in this Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including factors relating to the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from Paradigm's suppliers and market conditions in the PC industry. For discussion of certain such risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

       Sales. The Company's net sales for the three month period ended March 31, 1997 decreased 67% from the corresponding period in fiscal year 1996. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1996. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

       The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, continuing into 1996 and the first three months of 1997, the market for SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

       The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. The Company continued to experience rapid erosion in product pricing during the first three months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

       Gross Profit. Gross profit has decreased from $3.7 million for the three month period ended March 31, 1996, to $258,000 for the comparable period in fiscal 1997. The decrease in gross profit resulted principally from industry-wide pricing pressures experienced by the Company in 1996 and the March 1997 quarter caused by an oversupply in the worldwide

SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the quarter ended March 31, 1997 when compared to the quarter ended March 31, 1996.

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

       Research and Development. Research and development expenses decreased to $1.2 million in the three month period ended March 31, 1997 from $1.3 million in the corresponding period in fiscal 1996. As a percentage of revenues these expenses have increased to 33% in the three month period ended March 31, 1997 from 12% in the 1996 period. The Company expects research and development expenses in absolute dollars to decrease through at least the end of 1997 due to the shutdown of New Logic. Research and development expenses, as a percentage of revenue, have also increased as a result of the decline in revenue in the 1997 period compared to the 1996 period.

       Selling, General and Administrative. Selling, general and administrative expenses were $1.6 million in the three month period ended March 31, 1997 compared to $1.9 million in the comparable period in 1996 due to staff attrition and cost containment. These expenses are expected to increase in the future in absolute dollars, as the Company increases its sales and marketing staff.

       Interest Expense. Interest expense of $42,000 for the three month period ended March 31, 1997 compares to $241,000 in the corresponding period in fiscal 1996. This decrease in interest expense for the three month period in 1997 reflects repayment in late 1996 of certain outstanding debt by the Company from the proceeds of its sale of wafer fabrication operations. See also "Liquidity and Capital Resources."

       Other (Income) Expense, Net. The March 1997 quarter includes fixed asset write-offs from the shutdown of NewLogic operations offset by a recovery of fixed asset write-offs related to the sale of wafer fabrication operations.

       Taxes. During the three month period ended March 31, 1997 the Company recorded a loss for tax purposes. The Company has net operating loss carryforwards to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.

       Liquidity and Capital Resources. The Company's operating, investing and financing activities generated $0.8 million in cash in the three months ended March 31, 1997 compared to generating $1.1 million of cash in the comparable period in 1996. Operating activities used $0.7 million in cash in 1997 compared to a use of $3.5 million of cash in 1996. This decrease of $2.8 million is primarily due to lower inventory purchases and a reduction in accounts receivable balances offset by the loss of $2.6 million in the 1997 period. In addition, in the 1997 quarter prepaid expenses and other assets decreased by $3.2 million due to wafers received under the wafer supply agreement entered into on the sale of the wafer fab.

       Investing activities consumed $0.3 million in the March 1997 quarter compared to $4.4 million in the March 1996 quarter. Capital equipment purchases decreased from $8.7 million in the March 1996 quarter to $0.3 million in the March 1997 quarter as a result of the sale of the wafer fab.

       Financing activities provided $1.8 million in the March 1997 quarter compared to $9.0 million in the March 1996 quarter. Average borrowings under the Company's line of credit decreased by $5.5 million in the March 1997 quarter compared to the March 1996 quarter.

       In February, 1996 the Company replaced an existing line of credit with Greyrock Business Credit with a new line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings were limited to 80% of eligible receivables and interest was at prime. The line of credit was secured by the Company's accounts receivable. On February 27, 1996 the Company borrowed $5.6 million under the line of credit to pay off the outstanding balance of the Greyrock term notes.

       In addition to the Bank of the West line of credit, the Company obtained a line of credit for equipment purchases from the CIT Group. The aggregate principal amount of all loans under this commitment could not exceed $15.0 million and the commitment expired on December 31, 1996. Borrowings under this line of credit bore interest at the U.S. Treasury rate for two year maturities plus 2.96% and were limited to 80% of the cost of eligible equipment. All borrowings under this commitment were secured by the equipment purchased.

       In November 1996 the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%. At March 31, 1997 the outstanding balance under this line of credit was approximately $1.9 million. The outstanding $5.6 million Bank of the West line of credit was paid off in various stages: $1.5 million was paid off on July 1, 1996 from the Company's funds; $2 million was paid off on July 17, 1996 from the CIT line of credit and; $2.1 million was paid off on November 6, 1996 with the new line of credit from Greyrock.

       In November 1996 the Company sold its wafer fabrication operations to Orbit. Orbit assumed $7.5 million of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment. The Company used approximately $2.2 million of the cash proceeds from the sale of the wafer fabrication facility to pay off the remaining CIT Group borrowings.

       The Company's recent operations have consumed substantial amounts of cash. In January 1997, the Company completed the private placement of Series A Redeemable Convertible Preferred Stock for net proceeds of approximately $1.9 million (See Note 7 of Notes to Condensed Financial Statements). The Company believes that existing cash balances and other sources of liquidity, such as asset sales and equipment financing will be sufficient to meet the Company's projected working capital and other cash requirements through at least the end of 1997. If the cash generated from operations is insufficient to meet the Company's cash requirements, the sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

Factors That May Affect Future Results

       The operations and business prospects of the Company are subject to certain qualifications based on potential business risks faced by the Company. This Form 10-Q should be reviewed in light of the potential effects of events that may occur as outlined in the following risk factors. Readers of this report should consider carefully the following risk factors in addition to the other information presented in this Form 10-Q.

       Need for Additional Funds. The Company's recent operations have consumed substantial amounts of cash. The Company believes that cash flow from operations and other existing and potential sources of liquidity will be sufficient to meet its projected working capital and other cash requirements through at least the remainder of 1997. However, there can be no assurance that the Company will not need additional capital and if so that such capital can be successfully obtained on terms acceptable to the Company or at all. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

       Fluctuations in Quarterly Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including changes in manufacturing yields by contracted manufacturers, changes in the mix of products sold, the timing of new product introductions by the Company or its competitors, cancellation or delays of purchases of the Company's products, the gain or loss of significant customers, the cyclical nature of the semiconductor industry and the consequent fluctuations in customer demand for the Company's devices and the products into which they are incorporated, and competitive pressures on prices. A decline in demand in the markets served by the Company, lack of success in developing new markets or new products, or increased research and development expenses relating to new product introductions could have a material adverse effect on the Company. Moreover, because the Company sets spending levels in advance of each quarter based, in part, on expectations of product orders and shipments during that quarter, a shortfall in revenue in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company. Beginning in late 1995, continuing into 1996 and the first three months of 1997, the market for certain SRAM devices experienced a significant excess supply relative to demand, which resulted in a significant downward trend in prices. The market for the Company's products could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products, or reduce its costs per unit.

       Risks Relating to Low-Priced Stocks. The Common Stock is currently eligible for listing on Nasdaq. In order to continue to be listed on Nasdaq, however, the Company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion on Nasdaq requires two market-makers and a minimum bid price of $1.00 per share. In the future, if the Company fails to meet these maintenance criteria it may result in the delisting of the Company's securities from Nasdaq, and trading, if any, and the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

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

       Semiconductor Industry; SRAM Market. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996 and early 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

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

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those on the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service. The Paradigm Defendants filed a demurrer to the complaint on May 9, 1997. A hearing on the demurrer has been scheduled for June 19, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. The only apparent major difference between the two suits is that the February 21 class action purports to be on behalf of holders of the Company's stock as opposed to purchasers on whose behalf the August 12 action was filed. Therefore, the Company believes that the February 21 class action may be subject to the demurrer which the Court sustained in the August 12 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

       The Company previously licensed the design and process technology for substantially all of its products at such time, including certain of its 256K, 1M and 4M products, to NKK as a source of revenue. The Company has not licensed any of its current products to NKK. In the future, the Company may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Because NKK has greater resources than the Company and is an SRAM manufacturer, any such competition could adversely affect the Company. Paradigm has also licensed to Atmel the right to produce certain of its SRAM products which provided significant wafer manufacturing capacity. As a result, the Company is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well.

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

       International Operations. A significant portion of the Company's sales is attributable to sales outside the United States, primarily in Asia and Europe, and the Company expects that international sales will continue to represent a significant portion of its sales. In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan, or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not entered into any agreements or instruments to hedge the risk of foreign currency fluctuations. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.

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

       Potential Volatility of Stock Price. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the

Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $37.25 in August 1995 to a low of $1.00 in May 1997. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

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

       Additional discovery is scheduled to take place prior to the hearing on the motion for class certification, tentatively scheduled for May 20, 1997. The Paradigm Defendants intend to vigorously defend the action, however, there can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

       On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those on the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service. The Paradigm Defendants filed a demurrer to the complaint on May 9, 1997. A hearing on the demurrer has been scheduled for June 19, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations of the August 12, 1996 class action. The only apparent major difference between the two suits is that the February 21 class action purports to be on behalf of holders of the Company's stock as opposed to purchasers on whose behalf the August 12 action was filed. Therefore, the Company believes that the February 21 class action may be subject to the demurrer which the Court sustained in the August 12 class action as to all causes of action asserted against Michael Gulett and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However based on the facts presently known, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

       Other than as set forth above, there are no material pending legal proceedings against the Company or as to which any of its property is the subject.

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

       On January 17, 1997, the Company issued to ACMA Limited a warrant to purchase 150,000 shares of the Company's Common Stock for $4.125 per share in consideration for authorizing the Company to grant additional registration rights in connection with a private placement with Vintage Products, Inc. The warrant is exercisable until January 28, 2000. The warrant and the securities issuable upon the exercise thereunder were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption contained in section 4(2) of the Securities Act.

       On January 23, 1997, Paradigm sold a total of 200 shares of Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock was not registered under the Securities Act in reliance upon the exemption contained in section 4(2) of the Securities Act.

       The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred Stock. The Company is not required to issue shares of Common Stock equal to or greater than twenty percent (20%) of the Common Stock outstanding on the date of the initial issuance of the Preferred Stock. At the time of the initial issuance of the Preferred Stock, the Company had outstanding 7,243,154 shares of Common Stock, twenty percent of which equaled approximately 1,448,631 shares. The Company has the option of seeking stockholder approval for the issuance of shares in excess of 1,448,631 shares, seeking Nasdaq National Market approval for the issuance of shares in excess of 1,448,631 shares or redeeming the shares in excess of 1,448,631 shares at a price of $12,190 per preferred share.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

            (a)         Exhibits

            11.1 Computation of net income (loss) per share (see Note 2 of Notes to Condensed Financial Statements)

            27.1        Financial Data Schedule

            (b)         Reports on Form 8-K

            A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 6, 1997. The report announced the private placement of a total of 200 shares of the Registrant's 5% Series A Redeemable Convertible Preferred Stock to Vintage Products, Inc. at a price of $10,000 per share, for a total proceeds (net of payments to third parties) of approximately $1.9 million.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997
                                 PARADIGM TECHNOLOGY, INC.


                                   /s/ David G. Campbell
                                 ------------------------------------------
                                 David G. Campbell
                                 Vice President Finance, CFO
                                 (Principal Financial and Accounting Officer)