Form 10-Q
period 1997-06-30
PARADIGM TECHNOLOGY INC /DE/
filed 1997-08-14
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number        0-26124
                        ------------------

         PARADIGM TECHNOLOGY, INC.
         -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                           77-0140882
         -----------------------------------------------------------------------
         (State or other jurisdiction of
         incorporation or organization)     (I.R.S. Employer Identification No.)

         694 TASMAN DRIVE, MILPITAS, CALIFORNIA                95035
         -----------------------------------------------------------------------
         (Address of principal executive offices)             (Zip code)

         (408) 954-0500
         -----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

         -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes          X             No  _____

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes           X            No  _____

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of June 30, 1997 was 8,107,574.

                                TABLE OF CONTENTS

                                                                          Page

Part I.   Financial Information

          Item 1. Financial Statements

                      Condensed Statements of Operations                    3
                      Condensed Balance Sheets                              4
                      Condensed Statements of Cash Flows                    5
                      Notes to Condensed Financial Statements            6-13

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                      Results of Operations                             14-16
                      Liquidity and Capital Resources                   16-17
                      Factors That May Affect Future
                            Results                                     18-24

Part II.  Other Information

          Item 1. Legal Proceedings                                     24-26

          Item 5. Other Information                                        26

          Item 6. Exhibits and Reports on Form 8-K                         27

Signature                                                                  27


Exhibit 11.1  Computation of Net Income (Loss) Per Share

Exhibit 27.1  Financial Data Schedule

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                            PARADIGM TECHNOLOGY, INC.
                                                             CONDENSED STATEMENTS OF
                                                                    OPERATIONS
                                                  (In thousands, except per share amounts)
                                                                (unaudited)

                                                                QUARTER ENDED                         SIX MONTHS ENDED
                                                   JUNE 30,      JUNE 30,       MAR. 31,          JUNE 30,       JUNE 30,
                                                     1997          1996           1997              1997           1996
                                                     ----          ----           ----              ----           ----

SALES, NET                                            $3,466        $4,002          $3,572             $7,038       $14,929

Cost of goods sold                                     3,046        13,994           3,314              6,360        21,269
                                                  -----------   -----------    ------------     --------------  ------------

          GROSS PROFIT (LOSS)                            420        (9,992)            258                678        (6,340)
                                                  -----------   -----------    ------------     --------------  ------------

OPERATING EXPENSES:

    Research and development                             777         1,623           1,183              1,960         2,939

    Selling, general and administrative                1,190         2,318           1,625              2,815         4,258

    Acquisition related non-recurring charges             --         3,841              --                 --         3,841
                                                  -----------   -----------    ------------     --------------  ------------

          TOTAL OPERATING EXPENSES                     1,967         7,782           2,808              4,775        11,038
                                                  -----------   -----------    ------------     --------------  ------------

Operating income (loss)                               (1,547)      (17,774)         (2,550)            (4,097)      (17,378)

Interest expense                                          74           364              42                116           605

Other (income) expense, net                             (536)         (199)             30               (506)         (403)
                                                  -----------   -----------    ------------     --------------  ------------

Income (loss) before taxes                            (1,085)      (17,939)         (2,622)            (3,707)      (17,580)

Provision (benefit) for income taxes                      --        (1,247)             --                 --        (1,125)
                                                  -----------   -----------    ------------     --------------  ------------

NET INCOME (LOSS)                                    ($1,085)     ($16,692)        ($2,622)           ($3,707)     ($16,455)
                                                  ===========   ===========    ============     ==============  ============

Accretion on Redeemable Convertible
    Preferred Stock                                    ($347)           --           ($388)             ($735)           --
                                                  -----------   -----------    ------------     --------------  ------------

NET INCOME (LOSS) AVAILABLE TO
    Common Shareholders                              ($1,432)     ($16,692)        ($3,010)           ($4,442)     ($16,455)
                                                  ===========   ===========    ============     ==============  ============

NET INCOME (LOSS) PER SHARE                           ($0.19)       ($2.42)         ($0.42)            ($0.60)       ($2.31)
                                                  ===========   ===========    ============     ==============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    7,624         6,898           7,241              7,427         7,108
                                                  ===========   ===========    ============     ==============  ============



See accompanying notes to condensed financial statements.


                            PARADIGM TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                                 (In Thousands)
                                   (unaudited)

                                                                                                 AT JUNE 30,      AT DEC. 31,
                                                                                                    1997               1996
                                                                                                 ----------       ----------
ASSETS:

      Cash and Short-term Investments                                                                 $879             $587
      Accounts Receivable, net                                                                       2,739            2,937
      Inventory                                                                                      3,564            2,472
      Other Current Assets                                                                           1,482            4,918
                                                                                              -------------    -------------

              TOTAL CURRENT ASSETS                                                                   8,664           10,914

      Property and Equipment, net                                                                    5,555            6,638
      Other Assets                                                                                     125              190
                                                                                              -------------    -------------

              TOTAL ASSETS                                                                         $14,344          $17,742
                                                                                              =============    =============


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

      Line of Credit                                                                                $2,489           $2,015
      Current Portion, Long-term Debt                                                                  264              282
      Accounts Payable and Accrued Liabilities                                                       6,996            9,009
                                                                                              -------------    -------------

              TOTAL CURRENT LIABILITIES                                                              9,749           11,306

      Long-term Debt                                                                                    35               92
      Deferred Rent                                                                                     14              --
                                                                                              -------------    -------------

              TOTAL LIABILITIES                                                                      9,798           11,398
                                                                                              -------------    -------------

      Redeemable Convertible Preferred Stock                                                         1,777              --
                                                                                              -------------    -------------

      Common Stock                                                                                  37,165           36,298
      Accumulated Deficit                                                                         (34,396)         (29,954)
                                                                                              -------------    -------------

              TOTAL STOCKHOLDERS' EQUITY                                                             2,769            6,344
                                                                                              -------------    -------------

              TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE                                            $14,344          $17,742
              PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                                                                              =============    =============

See accompanying notes to condensed financial statements.



                                             PARADIGM TECHNOLOGY, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (unaudited)

                                                               Six Months             Six Months
                                                                  Ended                 Ended
                                                              JUNE 30, 1997         JUNE 30, 1996
                                                              -------------         -------------

Cash flows from operating activities:

      Net income (loss)                                           $  (3,707)          $  (16,455)

      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
          Depreciation and amortization                               1,210                2,637
          Loss on disposition of fixed assets                           134                    -
          Write-off of in-process technology required                     -                3,841
          Changes in operating assets and liabilities:
               Accounts receivable                                      198                4,831
               Inventory                                             (1,092)               1,142
               Other assets                                           3,501                 (934)
               Accounts payable , accrued liabilities and
                 other                                               (1,999)              (1,581)
               Prepetition liabilities paid                              -                   (34)
                                                              --------------    -----------------

          Net cash provided by (used in) operating activities        (1,755)              (6,553)

Cash flows used in investing activities:
      Purchases of Capital equipment                                   (261)             (11,769)
      Purchases of Short-term investments                                 -               (2,672)
      Sale of short-term investments                                      -               10,925
      Acquisition of New Logic net of cash acquired                       -                 (723)
                                                              --------------    -----------------
Net cash provided by (used in) investing activities:                   (261)              (4,239)
                                                              --------------    -----------------

Cash flows from financing activities:
      Line if credit increase (decrease)                                474                5,610
      Payments on capital leases                                        (75)                   -
      Issuance of notes payable                                           -               11,339
      Principal payments on notes payable                                 -               (8,569)
      Issuance of Common Stock                                           29                  486
      Issuance of Redeemable Convertible Preferred Stock              1,880                    -
                                                              --------------    -----------------
Net cash provided by financing activities                             2,308                8,866
                                                              --------------    -----------------

Net increase (decrease) in cash and cash equivalents                    292               (1,926)
Cash and cash equivalents:
      Beginning of period                                               587                4,015
                                                              --------------    -----------------
      End of period                                               $     879           $    2,089
                                                              --------------    -----------------

Supplemental cash flow information:
      Interest paid                                               $     126           $      505
                                                              ==============    =================
      Inome taxes paid                                            $       -           $    1,063
                                                              ==============    =================

Supplemental disclosure of non cash items:
      Issuance of warrant in connection with sale of
      Redeemable Convertible Preferred Stock                      $      67           $        -
                                                              ==============    =================
      Accretion on Redeemable Convertible Preferred Stock         $     735           $        -
                                                              ==============    =================

See accompanying notes to condensed financial statements.


                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  Basis of Presentation

The unaudited condensed financial statements have been prepared by Paradigm Technology, Inc. ("Paradigm" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1996 audited financial statements, contained in the Company's Annual Report on Form 10K, as amended on Form 10-K/A Amendment No. 1 and as amended on Form 10-K/A Amendment No. 2 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

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

The Company markets high speed high density Static Random Access Memory ("SRAM") products for uses in telecommunication devices, workstations and high performance personal computers to Original Equipment Manufacturers and distributors in the United States, Europe and the Far East.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 continuing into 1996 and the first six months of 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing in 1996 and during the first six months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

The Company's recent operations have consumed substantial amounts of cash and have generated an aggregate net loss for the period from January 1, 1997 through June 30, 1997 of $3.7 million. During this period the Company has continued to experience a downward trend in product pricing which has contributed to the poor operating results. In January 1997, the Company completed the private placement of Series A Redeemable Convertible Preferred Stock (the Series A Preferred Stock) for net proceeds of approximately $1.9 million (See Note 7 of Notes to Condensed Financial Statements) and in July 1997, the Company completed the private placement of Series B Convertible Redeemable Preferred Stock (the Series B Preferred Stock) for net proceeds of approximately $1.9 million (See Note 8 of Notes to Condensed Financial Statements). The Company believes that this cash infusion together with existing cash balances and other sources of liquidity, such as asset sales and equipment financing will be sufficient to meet the Company's projected working capital and other operating cash requirements through at least the end of 1997.

During the period May 9, 1997 through July 7, 1997, the Company converted into Common Stock the maximum number of shares of Series A Preferred Stock allowed without obtaining stockholder approval for the issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock. The number of Preferred Shares converted was significantly less than anticipated (and, therefore, the number of Common Shares issued upon conversion was significantly greater than anticipated) due to the low price of the Company's Common Stock during the period prior to conversion. Without obtaining stockholder approval to allow the Company to issue additional shares of its Common Stock upon conversion of the remaining outstanding shares of Series A Preferred Stock, the Company will be required to redeem such stock for cash in the amount of approximately $1.2 million, which would cause an adverse affect on the Company's liquidity. Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, or if the Company does not obtain stockholder approval to issue Common Stock upon conversion of the remaining shares of Series A convertible Preferred Stock rather than redeem such stock for cash, the Company will have to pursue alternative financing opportunities. As of July 31, 1997, management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses, the proposed sale of additional equity securities and the proposed conversion of certain trade payables to equity. In addition, a special stockholders' meeting has tentatively been scheduled in September to approve the issuance of the additional Common Stock, among other matters.

As a result of these changes in circumstances, the Company's independent accountants', reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

This report on Form 10-Q for the quarter ended June 30, 1997 should be read in conjunction with the audited financial statements as of December 31, 1996, and the notes thereto included in the Company's Annual Report on Form 10K, as amended on Form 10-K/A Amendment No.1 and as amended on Form 10-K/A Amendment No.2 for the year ended December 31, 1996.

NOTE 2:  Net Income (Loss) Per Share

Net income (loss) per share was calculated based on net income (loss) available to Common Shareholders. For the quarter ended June 30, 1997, the net loss per share was computed as net loss of $1.1 million less $0.3 million of accretion on the Redeemable Convertible Preferred Stock divided by the weighted average Common Shares outstanding. . For the six month period ended June 30, 1997, the net loss per share was computed as net loss of $3.7 million less $0.7 million of accretion on the Redeemable Convertible Preferred Stock divided by the weighted average Common Shares outstanding. Common Stock equivalents for these periods are excluded as their effect is anti-dilutive.

NOTE 3:  New Logic Corporation Acquisition

In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic Corporation ("NewLogic"), a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 314,394 shares of the Company's common stock, with a market value of approximately $2.7 million, and approximately $825,000 in cash. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000.

Approximately $3.8 million of the purchase price over the fair market value of the net tangible assets was allocated to in-process technology which, because of the uncertainty as to realization, the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles.

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

                                             PARADIGM TECHNOLOGY, INC.
                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (unaudited)

NOTE 4:  Balance Sheet Detail

                                                     June 30,                   Dec 31,
                                                       1997                      1996
                                                     -------                    ------

Inventory (in thousands):
         Raw materials                                $    0                    $   16
         Work in process                               1,758                     1,778
         Finished goods                                1,806                       678
                                                      ------                    ------
                                                      $3,564                    $2,472
                                                      ======                    ======

Property and equipment (in thousands):
         Machinery and equipment                      $7,716                    $9,488
         Leasehold improvements                          278                         0
         Furniture and fixtures                          145                        19
                                                      ------                        --
                                                       8,139                     9,507
         Less accumulated depreciation                (2,584)                   (2,869)
                                                      ------                    ------
                                                      $5,555                    $6,638
                                                      ======                    ======


NOTE 5:  Litigation

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the alloted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the court reset the motion for hearing on September 2, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants have filed a demurrer to the amended complaint, which is set for hearing on September 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations as the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gullet and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.

On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. As of the date hereof, although some of the defendants have been served with process, legal counsel for the parties are in the process of resolving issues in regard to service on the remaining defendants.

The Company is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of these matters will not have a material adverse impact on the results of operations or the financial position of the Company.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6:  Sale of Wafer Fabrication Facility

The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to orbit over the proceeds received from Orbit Semicondutor Inc. ("Orbit"), an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred.

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

The $4.8 million promissory note was issued in connection with a wafer supply agreement that required Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. Per terms of the agreement, if the Company did not purchase the wafers by the end of May 1997, the Company will forfeit any remaining amount owed under the promissory note. At June 30, 1997, the Company has completed its obligations under this requirement. The $1.0 million promissory note is held in escrow to satisfy certain representations and warranties made by the Company. Orbit was required to make two payments of $500,000 plus interest of 4% in May and November 1997. As of June 30, 1997 the outstanding balance under these promissory notes was $0.8 million which was classified as prepaid expenses and other current assets.

In July 1997 the Company negotiated an accelerated payment on the $1.0 million promissory note held in escrow. As part of the agreement the Company allowed Orbit to retain $250,000 for repairs on equipments purchased as part of the wafer fab sale and certain additional amounts for other matters. As of July 31, 1997, the note has been fully paid.


NOTE 7:  Sale of Preferred Stock

On January 23, 1997, Paradigm sold a total of 200 shares of 5% Series A Convertible Redeemable Preferred Stock (the "Preferred Stock") in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Preferred Stock includes cumulative dividends at 5% per annum. The Preferred Stock also includes an embedded discount which was accreted from the issuance date through April 23, 1997, the date upon which the Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends is a charge to retained earnings and a credit to the Redeemable Convertible Preferred Stock. Also in connection with the sale of the Preferred

Stock, the Company issued warrants to purchase 150,000 shares of its Common Stock for $4.125 per share. The warrant is exercisable until January 22, 2000. The Company valued these warrants at $67,000 using the Black/Scholes model.

The Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred Stock. As of June 30, 1997, the holders of the Preferred Stock have converted 70 shares of the Series A Redeemable Convertible Preferred Stock into 840,973 shares of the Company's common stock. Subsequent to June 30, 1997, the holders of the Preferred Stock have converted an additional 33 shares of the Series A Redeemable Convertible Preferred Stock into 598,647 shares of the Company's common stock. As a result of these conversions, the Company has converted the maximum number of shares of Series A Redeemable Convertible Preferred Stock allowed without obtaining stockholder approval for the issuance of additional shares of Common Stock upon conversion of the Series A Redeemable Convertible Preferred Stock. Without obtaining stockholder approval to allow the Company to issue the additional shares of Common Stock, the Company will be required to redeem such shares for cash of approximately $1.2 million. A special stockholders meeting has tentatively been scheduled for September 1997 to obtain such approval. (See Note 1 of Notes to Condensed Financial Statements).


NOTE 8:  Subsequent Event

On July 22, 1997, Paradigm sold a total of 200 shares of 5% Series B Convertible Redeemable Preferred Stock (the "Preferred B Stock") in a private placement to Lyford Ltd. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Preferred B Stock includes cumulative dividends at 5% per annum. The Preferred Stock also includes an embedded discount which was accreted from the issuance date through April 23, 1997, the date upon which the Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends is a charge to retained earnings and a credit to the Redeemable Convertible Preferred Stock. The Preferred B Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred B Stock being converted by (B) the Conversion price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (I) $1.375 or (ii) eighty-two percent (82%) of the average closing bid price of a share of common stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred B Stock. A portion of the Preferred B Stock may be mandatorily redeemable for cash to the extent that the number of shares of Common Stock issuable upon conversion of the Preferred B Stock is in excess of 20% of the Common Stock outstanding at the date of original issuance of the Preferred B Stock. Those "excess" preferred shares, and only those "excess" preferred shares, which if converted cause the greater than 20% issuance of Common Stock, are redeemable for cash for $12,190 per preferred share. The Company is required to register the maximum number of shares of Common Stock issuable upon conversion of the Preferred B Stock.

NOTE 9:           Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement is effective for interim and annual financial statements for periods ending after December 15, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the three and six month periods ended June 30, 1997 and 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including factors relating to the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from Paradigm's suppliers and market conditions in the PC industry. For discussion of certain such risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Results of Operations


Sales

The Company's net sales for the three and six month periods ended June 30, 1997 decreased 13% and 53%, respectively, from the corresponding periods in fiscal year 1996. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1996. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, continuing into 1996 and 1997, the market for SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during the first six months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

Gross Profit

Gross losses has decreased from $10 million and $6.3 million for the three and six month periods ended June 30, 1996, to profits of $420,000 and $678,000 for the comparable periods in fiscal 1997. The increase in gross profit resulted principally from a write down of inventory values to current market prices in 1996. The Company continues to experience industry-wide pricing pressures caused by an oversupply in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the quarter and six month period ended June 30, 1997 when compared to the comparable periods in 1996.

The Company's future needs for wafers will need to be supplied by third parties. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

Research and Development

Research and development expenses decreased to $777,000 and $2 million in the three and six month periods ended June 30, 1997 from $1.6 million and $2.9 million in the corresponding period in fiscal 1996. As a percentage of revenues, these expenses have decreased to 22% and increased to 29% in the three and six month periods ended June 30, 1997 from 41% and 20% in each of the periods in 1996. The Company expects research and development expenses in absolute dollars to decrease through at least the end of 1997 due to the shutdown of NewLogic and other cost cutting measures being implemented by the Company.

Selling, General and Administrative

Selling, general and administrative expenses were $1.2 million and $3.7 million in the three and six month periods ended June 30, 1997 compared to $2.3 million and $4.3 million in the comparable periods in 1996. These expenses are expected to increase in the future in absolute dollars, as the Company increases its sales and marketing staff.


Interest Expense

Interest expense of $84,000 and $126,000 for the three and six month periods ended June 30, 1997 compared to $365,000 and $606,000 in the corresponding periods in fiscal 1996. This decrease in interest expense for the three and six month periods in 1997 reflects repayment of certain outstanding debt by the Company from the proceeds of its sale of wafer fabrication operations. See also "Liquidity and Capital Resources."


Other (Income) Expense, Net

For the three and six month periods ended June 30, 1997, Other (Income) Expense, Net reflects gain on sale of equipment, recoveries of previous write-offs and write-off of goodwill associated with the acquisition of NewLogic.


Taxes

The Company provides for income taxes during interim reporting periods based upon an estimated annual tax rate. During the three and six month periods ended June 30, 1997, the Company recorded a loss for tax purposes. The Company has net operating loss carryforwards to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.


Liquidity and Capital Resources

The Company's operating, investing and financing activities generated $0.3 million in cash in the six month period ended June 30, 1997 compared to using $2.0 million of cash in the comparable period in 1996. Operating activities used $1.8 million in cash in 1997 compared to a use of $6.6 million of cash in 1996. This increase of $4.5 million is primarily due to savings generated from the sale of the wafer fab in November 1996.

Investing activities consumed $0.3 million in the 1997 period compared to $4.2 million in the 1996 period. Capital equipment purchases decreased from $11.8 million in the 1996 period to $0.3 million in the 1997 perod as a result of the sale of the wafer fab.

Financing activities provided $2.3 million in the 1997 period compared to $8.9 million in the 1996 period. Borrowing under the Company's line of credit decreased by $5.1 million in the 1997 period compared to the 1996 period. This is due to lower revenue of $7.9 million in the 1997 period compared to the 1996 period.

In February 1996 the Company replaced an existing line of credit with Greyrock Business Credit with a new line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings are limited to 80% of eligible receivables and interest is at prime. The line of credit was secured by the Company's accounts receivable. On February 27, 1996, the Company borrowed $5.6 million under the line of credit to pay off the outstanding balance of the Greyrock term notes.

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

In November 1996 the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit are limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%. At March 31, 1997, the outstanding balance under this line of credit was approximately $1.9 million.

In November 1996, the Company sold its wafer fabrication operations to Orbit. Orbit assumed $7.5 million of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment that was purchased. The Company used approximately $2.2 million of the cash proceeds from the sale of the wafer fabrication facility to pay off the remaining CIT Group borrowings.

The Company's recent operations have consumed substantial amounts of cash and have generated an aggregate net loss for the period from January 1, 1997 through June 30, 1997 of $3.7 million. During this period the Company has continued to experience a downward trend in product pricing which has contributed to the poor operating results. In January 1997, the Company completed the private placement of Series A Convertible Redeemable Preferred Stock (the Series A Preferres Stock) for net proceeds of approximately $1.9 million (See Note 7 of Notes to Condensed Financial Statements) and in July 1997, the Company completed the private placement of Series B Convertible Redeemable Preferred Stock (the Series B Preferred Stock) for net proceeds of approximately $1.9 million (See Note 8 of Notes to Condensed Financial Statements). The Company believes that this cash infusion together with existing cash balances and other sources of liquidity, such as asset sales and equipment financing will be sufficient to meet the Company's projected working capital and other operating cash requirements through at least the end of 1997.

During the period May 9, 1997 through July 7, 1997, the Company converted into Common Stock the maximum number of shares of Series A Preferred Stock allowed without obtaining stockholder approval for the issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock. The number of Preferred Shares converted was significantly less than anticipated (and, therefore, the number of Common Shares issued upon conversion was significantly greater than anticipated) due to the low price of the Company's Common Stock during the period prior to conversion. Without obtaining stockholder approval to allow the Company to issue additional shares of its Common Stock upon conversion of the remaining outstanding shares of Series A Preferred Stock, the Company will be required to redeem such stock for cash in the amount of approximately $1.2 million, which would cause an adverse affect on the Company's liquidity. Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, or if the Company does not obtain stockholder approval to issue Common Stock upon conversion of the remaining shares of Series A Preferred Stock rather than redeem such stock for cash, the Company will have to pursue alternative financing opportunities. As of July 31, 1997, management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses, the proposed sale of additional equity securities and the proposed conversion of certain trade payables to equity. In addition, a special stockholders' meeting has tentatively been scheduled in September to approve the issuance of the additional Common Stock, among other matters.

As a result of these changes in circumstances, the Company's independent accountants', reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

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

         FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including changes in manufacturing yields by contracted manufacturers, changes in the mix of products sold, the timing of new product introductions by the Company or its competitors, cancellation or delays of purchases of the Company's products, the gain or loss of significant customers, the cyclical nature of the semiconductor industry and the consequent fluctuations in customer demand for the Company's devices and the products into which they are incorporated, and competitive pressures on prices. A decline in demand in the markets served by the Company, lack of success in developing new markets or new products, or increased research and development expenses relating to new product introductions could have a material adverse effect on the Company. Moreover, because the Company sets spending levels in advance of each quarter based, in part, on expectations of product orders and shipments during that quarter, a shortfall in revenue in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company. Beginning in late 1995 and continuing into 1996 and 1997, the market for certain SRAM devices experienced a significant excess supply relative to demand, which resulted in a significant downward trend in prices. The market for the Company's products could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products, or reduce its costs per unit.

         RISKS RELATING TO LOW-PRICED STOCKS. The Common Stock is currently eligible for listing on Nasdaq. In order to continue to be listed on Nasdaq, however, the Company must maintain $4,000,000 in net tangible assets because it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion on Nasdaq requires two market-makers and a minimum bid price of $1.00 per share. In the future, if the Company fails to meet these maintenance criteria it may result in the delisting of the Company's securities from Nasdaq, and trading, if any, and the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

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

         DEPENDENCE ON FOUNDRIES AND OTHER THIRD PARTIES. On November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement. Orbit will supply a quantity of wafers to the Company over a specified period of time to offset Orbit's payment obligations against the promissory notes delivered in connection with the sale. As of June 30, 1997, the Company has received all the wafers provided for under this agreement. The Company is also in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

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

         SEMICONDUCTOR INDUSTRY; SRAM MARKET. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996 and so far in 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the alloted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the court reset the motion for hearing on September 2, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants have filed a demurrer to the amended complaint, which is set for hearing on September 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations as the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gullet and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. As of the date hereof, although some of the defendants have been served with process, legal counsel for the parties are in the process of resolving issues in regard to service on the remaining defendants.

         The Company is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimte losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of these matters will not have a material adverse on the results of operations or the financial position of the Company.


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

         POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $37.25 in August 1995 to a low of $0.68 in June 1997. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

Part II.  Other Information

Item 1.  Legal Proceedings

                  On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants"). The class alleged by plaintiffs consists of purchasers of the Company's common stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for violation of certain provisions of the California Corporate Securities Law and Civil Code. The Court, however, granted plaintiffs leave to amend the complaint to attempt the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the alloted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the court reset the motion for hearing on September 2, 1997. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants have authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants have filed a demurrer to the amended complaint, which is set for hearing on September 9, 1997. The Paradigm Defendants believe the new class action appears to be essentially identical to the causes of action and factual allegations as the August 12, 1996 class action. Therefore, the Company believes that it probably will be subject to the demurrer which the Court sustained in the August 12, 1996 class action as to all causes of action asserted against Michael Gullet and all but one of the causes of action asserted against the remaining Paradigm Defendants. There can be no assurances that the Court will determine that the February 21, 1997 class action will be subject to the demurrer or that the Company will be successful in the defense of the class actions.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. As of the date hereof, although some of the defendants have been served with process, legal counsel for the parties are in the process of resolving issues in regard to service on the remaining defendants.

         The Company is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of these matters will not have a material adverse impact on the results of operations or the financial position of the Company.

         Other than as set forth above, there are no material pending legal proceedings against the Company or as to which any of its property is the subject.


Item 5.  Other Information.

         The Company's Common Stock is currently eligible for listing on Nasdaq. In order to continue to be listed on Nasdaq, however, the Company must, maintain
(1) $4,000,000 in net tangible assets because it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, (2) a $200,000 market value of the public float, (3) $1,000,000 in total capital and surplus, (4) a minimum bid price of $1.00 per share and (5) requires two market-makers. As of June 30, 1997, the Company was not in compliance with
(1) and (4) above.

         On July 15, 1997, Nasdaq staff notified the Company of a bid price deficiency and provided a ninety day grace period within which to regain compliance with this requirement. On August 8, 1997, Nasdaq, based on a review of the Company's trading history from July 8 to the present, indicated that the Company has regained compliance with the minimum closing bid price requirement of $1.00.

         The Company reported net tangible assets of $2,769,000 at June 30, 1997. Subsequent to June 30, 1997, the Company reclassified into equity $562,000 as a result of the conversion of an additional 33 shares of the Series A Convertible Redeemable Preferred Stock. In addition, certain outstanding warrants have been exercised resulting in additional equity of $50,000. As noted previously, the Company has tentatively scheduled a stockholders meeting in September 1997 to obtain approval for the issuance of additional shares of Common Stock upon conversion of the remaining Series A Convertible Redeemable Preferred Stock. If this approval is obtained the Company will reclassify into equity the remaining balance of $1,215,000, which is currently classified outside the equity section as manditorily Redeemable Preferred Stock. Had these events occurred at June 30, 1997, the Company's total stockholders equity would have been $4,596,000.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   11.1  Computation of Net Income (Loss) Per Share

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

                  A current Report on Form 8-K was filed with the Securities and Exchange Commission on June 11, 1997 as amended on Form 8-K/A Amendment No.1 on June 19, 1997. The report was a response to an inquiry from Nasdaq Stock Market concerning the Company's compliance with Nasdaq listing requirements.

                  A current Report on Form 8-K was filed with the Securities and Exchange Commission on July 30, 1997. The report announced the private placement of a total of 200 shares of the Registrant's 5% Series B Convertible Redeemable Preferred Stock to Lyford Ltd. at a price of $10,000 per share, for a total proceeds (net of payments to third parties) of approximately $1.9 million.

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PARADIGM TECHNOLOGY, INC.




Date:_______________________     _______________________________________________
                                 David G. Campbell
                                 Vice President Finance, CFO
                                 (Principal Financial and Accounting Officer)