Form 10-Q/A
period 1997-06-30
PARADIGM TECHNOLOGY INC /DE/
filed 1997-08-14
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDENT NO. 1


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



                                             PARADIGM TECHNOLOGY, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (unaudited)

                                                               Six Months             Six Months
                                                                  Ended                 Ended
                                                              JUNE 30, 1997         JUNE 30, 1996
                                                              -------------         -------------

Cash flows from operating activities:

      Net income (loss)                                           $  (3,707)          $  (16,455)

      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
          Depreciation and amortization                               1,210                2,637
          Loss on disposition of fixed assets                           134                    -
          Write-off of in-process technology required                     -                3,841
          Changes in operating assets and liabilities:
               Accounts receivable                                      198                4,831
               Inventory                                             (1,092)               1,142
               Other assets                                           3,501                 (934)
               Accounts payable , accrued liabilities and
                 other                                               (1,999)              (1,581)
               Prepetition liabilities paid                              -                   (34)
                                                              --------------    -----------------

          Net cash provided by (used in) operating activities        (1,755)              (6,553)

                                                              --------------    -----------------

Cash flows used in investing activities:
      Purchases of Capital equipment                                   (261)             (11,769)
      Purchases of Short-term investments                                 -               (2,672)
      Sale of short-term investments                                      -               10,925
      Acquisition of New Logic net of cash acquired                       -                 (723)
                                                              --------------    -----------------
Net cash provided by (used in) investing activities:                   (261)              (4,239)
                                                              --------------    -----------------
Cash flows from financing activities:
      Line if credit increase (decrease)                                474                5,610
      Payments on capital leases                                        (75)                   -
      Issuance of notes payable                                           -               11,339
      Principal payments on notes payable                                 -               (8,569)
      Issuance of Common Stock                                           29                  486
      Issuance of Redeemable Convertible Preferred Stock              1,880                    -
                                                              --------------    -----------------
Net cash provided by financing activities                             2,308                8,866
                                                              --------------    -----------------

Net increase (decrease) in cash and cash equivalents                    292               (1,926)
Cash and cash equivalents:
      Beginning of period                                               587                4,015
                                                              --------------    -----------------
      End of period                                               $     879           $    2,089
                                                              --------------    -----------------

Supplemental cash flow information:
      Interest paid                                               $     116           $      505
                                                              ==============    =================
      Income taxes paid                                           $       -           $    1,063
                                                              ==============    =================

Supplemental disclosure of non cash items:
      Issuance of warrant in connection with sale of
      Redeemable Convertible Preferred Stock                      $      67           $        -
                                                              ==============    =================
      Accretion on Redeemable Convertible Preferred Stock         $     735           $        -
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

During the period May 9, 1997 through July 7, 1997, the Company converted into Common Stock the maximum number of shares of Series A Preferred Stock allowed without obtaining stockholder approval for the issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock. The number of Preferred Shares converted was significantly less than anticipated (and, therefore, the number of Common Shares issued upon conversion was significantly greater than anticipated) due to the low price of the Company's Common Stock during the period prior to conversion. Without obtaining stockholder approval to allow the Company to issue additional shares of its Common Stock upon conversion of the remaining outstanding shares of Series A Preferred Stock, the Company will be required to redeem such stock for cash in the amount of approximately $1.2 million, which would cause an adverse affect on the Company's liquidity. Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, or if the Company does not obtain stockholder approval to issue Common Stock upon conversion of the remaining shares of Series A convertible Preferred Stock rather than redeem such stock for cash, the Company will have to pursue alternative financing opportunities. As of July 31, 1997, management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses, the proposed sale of additional equity securities and the proposed conversion of certain trade payables to equity. In addition, a special stockholders' meeting has tentatively been scheduled in September 1997 to approve the issuance of the additional Common Stock, among other matters.

As a result of these changes in circumstances, the Company's independent accountants' reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2:  Net Income (Loss) Per Share

Net income (loss) per share was calculated based on net income (loss) available to Common Shareholders. For the quarter ended June 30, 1997, the net loss per share was computed as net loss of $1.1 million and $0.3 million of accretion on the Redeemable Convertible Preferred Stock divided by the weighted average Common Shares outstanding. . For the six month period ended June 30, 1997, the net loss per share was computed as net loss of $3.7 million and $0.7 million of accretion on the Redeemable Convertible Preferred Stock divided by the weighted average Common Shares outstanding. Common Stock equivalents for these periods are excluded as their effect is anti-dilutive.

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

The $4.8 million promissory note was is sued in connection with a wafer supply agreement that required Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. Per terms of the agreement, if the Company did not purchase the wafers by the end of May 1997, the Company would forfeit any remaining amount owed under the promissory note. At June 30, 1997, the Company has completed its obligations under this requirement. The $1.0 million promissory note is held in escrow to satisfy certain representations and warranties made by the Company. Orbit was required to make two payments of $500,000 plus interest of 4% in May and November 1997. As of June 30, 1997 the outstanding balance under these promissory notes was $0.8 million which was classified as prepaid expenses and other current assets.

In July 1997 the Company negotiated an accelerated payment on the $1.0 million promissory note held in escrow. As part of the agreement the Company allowed Orbit to retain $250,000 for repairs on equipment purchased as part of the wafer fab sale and certain additional amounts for other matters. As of July 31, 1997, the note has been fully paid.


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


NOTE 8:  Subsequent Event

On July 22, 1997, Paradigm sold a total of 200 shares of 5% Series B Convertible Redeemable Preferred Stock (the "Preferred B Stock") in a private placement to Lyford Ltd. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Preferred B Stock includes cumulative dividends at 5% per annum. The Preferred Stock also includes an embedded discount which will be accreted from the issuance date through the date upon which the Preferred Stock becomes convertible. The accretion of the embedded discount and the cumulative dividends is a charge to retained earnings and a credit to the Redeemable Convertible Preferred Stock. The Preferred B Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Preferred B Stock being converted by (B) the Conversion price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $1.375 or (ii) eighty-two percent (82%) of the average closing bid price of a share of common stock as quoted on the Nasdaq National Market over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Preferred B Stock. A portion of the Preferred B Stock may be mandatorily redeemable for cash to the extent that the number of shares of Common Stock issuable upon conversion of the Preferred B Stock is in excess of 20% of the Common Stock outstanding at the date of original issuance of the Preferred B Stock. Those "excess" preferred shares, and only those "excess" preferred shares, which if converted cause the greater than 20% issuance of Common Stock, are redeemable for cash for $12,190 per preferred share. The Company is required to register the maximum number of shares of Common Stock issuable upon conversion of the Preferred B Stock.

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


Interest Expense

Interest expense of $74,000 and $116,000 for the three and six month periods ended June 30, 1997 compared to $365,000 and $606,000 in the corresponding periods in fiscal 1996. This decrease in interest expense for the three and six month periods in 1997 reflects repayment of certain outstanding debt by the Company from the proceeds of its sale of wafer fabrication operations. See also "Liquidity and Capital Resources."


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


Liquidity and Capital Resources

The Company's operating, investing and financing activities generated $0.3 million in cash in the six month period ended June 30, 1997 compared to using $2.0 million of cash in the comparable period in 1996. Operating activities used $1.8 million in cash in 1997 compared to a use of $6.6 million of cash in 1996. This increase of $4.8 million is primarily due to savings generated from the sale of the wafer fab in November 1996.

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

As a result of these changes in circumstances, the Company's independent accountants' reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

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


         The Company reported net tangible assets of $2,769,000 at June 30, 1997. Subsequent to June 30, 1997, the Company reclassified into equity $562,000 as a result of the conversion of an additional 33 shares of the Series A Convertible Redeemable Preferred Stock. In addition, certain outstanding warrants have been exercised resulting in additional equity of $50,000. As noted previously, the Company has tentatively scheduled a stockholders meeting in September 1997 to obtain approval for the issuance of additional shares of Common Stock upon conversion of the remaining Series A Convertible Redeemable Preferred Stock. If this approval is obtained the Company will reclassify into equity the remaining balance of the Series A Convertible Redeemable Preferred Stock of $1,215,000, which is currently classified outside the equity section. Had these events occurred at June 30, 1997, the Company's total stockholders equity would have been $4,596,000.

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