Form 10-Q
period 1997-09-30
PARADIGM TECHNOLOGY INC /DE/
filed 1997-11-13
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended September 30, 1997, or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________ to ____________

Commission file number   0-26124

                            PARADIGM TECHNOLOGY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                77-0140882
                 --------                                ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

  694 TASMAN DRIVE, MILPITAS, CALIFORNIA                    95035
  --------------------------------------                    -----
 (Address of principal executive offices)                (Zip code)

                                 (408) 954-0500
                                 --------------
              (Registrant's telephone number, including area code)

                     --------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|           No |_|

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes |X|           No |_|

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of October 3, 1997 was 10,100,069.

                                TABLE OF CONTENTS

                                                                           Page

Part I.         Financial Information                                         3

     Item 1.    Financial Statements                                          3
                Condensed Statements of Operations                            3
                Condensed Balance Sheets                                      4
                Condensed Statements of Cash Flows                            5
                Notes to Condensed Financial Statements                       6

     Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            15
                Results of Operations                                        15
                Liquidity and Capital Resources                              17
                Factors That May Affect Future Results                       19

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                  28

Part II.        Other Information                                            29

     Item 1.    Legal Proceedings                                            29
     Item 4.    Submission of Matters to a Vote of Security Holders          30
     Item 6.    Exhibits and Reports on Form 8-K                             32

Signature                                                                    33


Exhibit 11.1    Computation of Net Income (Loss) Per Share

Exhibit 27.1    Financial Data Schedule

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            PARADIGM TECHNOLOGY, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                   (unaudited)

                                                                 Quarter Ended               Nine Months Ended
                                                      ----------------------------------   ---------------------
                                                       Sept. 30,   Sept. 30,   June 30,     Sept. 30,   Sept. 30,
                                                         1997        1996        1997         1997        1996
                                                      ----------  ----------  ----------   ----------  ---------
Sales, net                                             $  3,609    $  5,191    $  3,466    $ 10,647    $ 20,120
Cost of goods sold                                        3,960       8,501       3,046      10,320      29,770
                                                       --------    --------    --------    --------    --------
          Gross profit (loss)                              (351)     (3,310)        420         327      (9,650)
                                                       --------    --------    --------    --------    --------
Operating expenses:
     Research and development                             1,091       1,657         777       3,051       4,596
     Selling, general and administrative                  1,330       2,523       1,190       4,145       6,781
     Acquisition related non-recurring charges             --          --          --          --         3,841
                                                       --------    --------    --------    --------    --------
          Total operating expenses                        2,421       4,180       1,967       7,196      15,218
                                                       --------    --------    --------    --------    --------
Operating income (loss)                                  (2,772)     (7,490)     (1,547)     (6,869)    (24,868)
Interest expense                                             67         305          74         183         910
Other (income) expense, net                                 193        (515)       (536)       (313)       (918)
                                                       --------    --------    --------    --------    --------
Income (loss) before taxes                               (3,032)     (7,280)     (1,085)     (6,739)    (24,860)
Provision (benefit) for income taxes                       --          --          --          --        (1,125)
                                                       --------    --------    --------    --------    --------
Net income (loss)                                      ($ 3,032)   ($ 7,280)   ($ 1,085)   ($ 6,739)   ($23,735)
                                                       ========    ========    ========    ========    ========
Accretion on Convertible Preferred Stock               ($   432)       --      ($   347)   ($ 1,167)       --
                                                       --------    --------    --------    --------    --------
Net income (loss) available to Common Stockholders     ($ 3,464)   ($ 7,280)   ($ 1,432)   ($ 7,906)   ($23,735)
                                                       ========    ========    ========    ========    ========
Net income (loss) per share                            ($  0.39)   ($  1.01)   ($  0.19)   ($  1.00)   ($  3.33)
                                                       ========    ========    ========    ========    ========
Weighted average shares outstanding                       8,843       7,184       7,624       7,899       7,133
                                                       ========    ========    ========    ========    ========

                            See accompanying notes to condensed financial statements.

                                            PARADIGM TECHNOLOGY, INC.
                                             CONDENSED BALANCE SHEET
                                                  (In Thousands)
                                                   (unaudited)

                                                                                At               At
                                                                          September 30,     December 31,
                                                                               1997             1996
                                                                          -------------    ---------------
Assets:
Cash and Short-term Investments                                              $    863          $    587
Accounts Receivable, net                                                        3,573             2,937
Inventory                                                                       2,371             2,472
Other Current Assets                                                              620             4,918
                                                                             --------          --------
          Total Current Assets                                                  7,427            10,914
     Property and Equipment, net                                                4,247             6,638
     Other Assets                                                                 119               190
                                                                             --------          --------
          Total Assets                                                       $ 11,793          $ 17,742
                                                                             ========          ========
Liabilities, Convertible Preferred Stock and Stockholders' Equity
     Line of Credit                                                          $  2,527          $  2,015
     Current Portion, Long-term Debt                                              169               282
     Accounts Payable and Accrued Liabilities                                   5,010             9,009
                                                                             --------          --------
          Total Current Liabilities                                             7,706            11,306
     Long-term Debt                                                                26                92
     Deferred Rent                                                                 22              --
                                                                             --------          --------
          Total Liabilities                                                     7,754            11,398
                                                                             --------          --------
     Convertible Preferred Stock                                                2,750              --
     Common Stock                                                              39,149            36,298
     Accumulated Deficit                                                      (37,860)          (29,954)
                                                                             --------          --------
          Total Stockholders' Equity                                            4,039             6,344
                                                                             --------          --------
          Total Liabilities, Convertible Preferred Stock and
               Stockholders' Equity                                          $ 11,793          $ 17,742
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


                                            PARADIGM TECHNOLOGY, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                   (unaudited)

                                                                                     Nine Months Ended
                                                                          ---------------------------------------
                                                                          September 30,             September 30,
                                                                              1997                      1996
                                                                          ------------              -------------
Cash flows from operating activities:
    Net income (loss)                                                     $ (6,739)                  $(23,735)
    Adjustments to reconcile net income (loss)
    to net cash from operating activities:
        Depreciation and amortization                                        1,624                      4,395
        Loss (Gain) on disposition of fixed assets                             808                       (532)
        Write-off of in-process technology required                           --                        3,841
        Changes in operating assets and liabilities:
           Accounts receivable                                                (636)                     6,588
           Inventory                                                           101                      1,517
           Other assets                                                      4,213                       (916)
           Accounts payable, accrued liabilities and other                  (3,983)                    (2,670)
           Prepetition liabilities paid                                       --                          (34)
                                                                          --------                   --------

        Net cash provided by (used in) operating activities                 (4,612)                   (11,546)
                                                                          --------                   --------

Cash flows used in investing activities:
    Purchases of capital equipment                                            (261)                   (13,310)
    Sale of fixed assets                                                       376                        549
    Purchases of short-term investments                                       --                       (2,672)
    Sale of short-term investments                                            --                       19,870
    Acquisition of NewLogic net of cash acquired                              --                         (723)
                                                                          --------                   --------
Net cash provided by (used in) investing activities:                           115                      3,714
                                                                          --------                   --------

Cash flows from financing activities:
    Line of credit increase (decrease)                                         512                      2,100
    Payments on capital leases                                                 (38)                      --
    Issuance of notes payable                                                 --                       11,339
    Principal payments on notes payable                                       (135)                    (9,494)
    Issuance of Common Stock                                                   684                        743
    Issuance of Convertible Preferred Stock                                  3,750                       --
                                                                          --------                   --------
Net cash provided by financing activities                                    4,773                      4,688
                                                                          --------                   --------

Net increase (decrease) in cash and cash equivalents                           276                     (3,144)
Cash and cash equivalents:
    Beginning of period                                                        587                      4,015
                                                                          --------                   --------
    End of period                                                         $    863                   $    871
                                                                          --------                   --------

Supplemental cash flow information:
    Interest paid                                                         $    183                   $    797
                                                                          ========                   ========
    Income taxes paid                                                     $   --                     $  1,067
                                                                          ========                   ========

Supplemental disclosure of non cash items:
    Issuance of warrant in connection with sale of
    Convertible Preferred Stock                                           $     67                   $   --
                                                                          ========                   ========
    Accretion on Convertible Preferred Stock                              $  1,167                   $   --
                                                                          ========                   ========

                            See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  Basis of Presentation

The unaudited condensed financial statements have been prepared by Paradigm Technology, Inc. ("Paradigm" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1996 audited financial statements, contained in the Company's Current Report on Form 8-K, dated August 21, 1997 and filed with the Commission on August 22, 1997 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

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

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 and continuing into 1996 and the first nine months of 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing in 1996 and during the first nine months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The Company's recent operating results have consumed substantial amounts of cash and have generated an aggregate net loss for the period from January 1, 1997 through September 30, 1997 of $6,700,000. During this period, the Company has continued to experience a downward trend in product pricing which has contributed to the poor operating results. The Company expects to incur a net loss for quarter ended December 31, 1997. In January 1997, the Company completed the private placement of 5% Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") for net proceeds of approximately $1,880,000 and in July 1997, the Company completed the private placement of 5% Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for net proceeds of approximately $1,870,000. Due to the low price of the Company's Common Stock during the period prior to conversion, the number of shares of Series A Preferred Stock converted was significantly less than anticipated (and, therefore, the number of common shares issued upon conversion was significantly greater than anticipated). Without obtaining stockholder approval to allow the Company to issue additional shares of Common Stock upon conversion of the remaining outstanding shares of Series A Preferred Stock, the Company would have been required to redeem such shares for cash in the amount of approximately $1.2 million, which would have caused an adverse effect on the Company's liquidity. The stockholders approved a proposal that allows for full conversion of the Series A Preferred Stock.

Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, the Company will have to pursue alternative financing opportunities. Management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses and the proposed sale of additional equity securities. If additional equity securities are issued, substantial dilution to existing stockholders could occur. No assurances can be given that such steps will be sufficient or that additional financing will be available on attractive terms or at all.

As a result of these circumstances, the Company's independent accountants' reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

On September 26, 1997, at a Special Meeting of Stockholders (the "Stockholders' Meeting"), the stockholders approved: (1) the elimination of the restriction of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock; (2) the elimination of the restriction of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock; and
(3) a proposed transaction or series of transactions to sell up to 5,000,000 shares of Common Stock or Preferred Stock (convertible into Common Stock), and to grant rights to elect a majority of the directors of the Company, which might result in the issuance of more than 20% of the Company's outstanding Common Stock and a change in control of the Company.

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

As a result of the Stockholders' Meeting, the Series A Preferred Stock and Series B Preferred Stock can now be fully converted into Common Stock. As of October 3, 1997, the holders of the Series A Preferred Stock have converted 103 shares of the Series A Preferred Stock and 97 shares remain unconverted.

This report on Form 10-Q for the quarter ended September 30, 1997 should be read in conjunction with the audited financial statements as of December 31, 1996, and the notes thereto included in the Company's Current Report on Form 8-K, dated August 21, 1997 and filed with the Commission on August 22, 1997.

NOTE 2:  Net Income (Loss) Per Share

Net income (loss) per share was calculated based on net income (loss) available to Common Stockholders. For the quarter ended September 30, 1997, the net loss per share was computed as net loss of $3.0 million and $0.4 million of accretion on the Convertible Preferred Stock divided by the weighted average Common shares outstanding. For the nine month period ended September 30, 1997, the net loss per share was computed as net loss of $6.7 million and $1.2 million of accretion on the Convertible Preferred Stock divided by the weighted average Common shares outstanding. Common Stock equivalents for these periods are excluded as their effect is anti-dilutive.

NOTE 3:  NewLogic Corporation Acquisition

In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic Corporation ("NewLogic"), a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 314,394 shares of the Company's Common Stock, with a market value of approximately $2.7 million, and approximately $825,000 in cash. The fair value of NewLogic's net tangible assets at the date of acquisition was a deficit of $373,000.

Approximately $3.8 million of the purchase price over the fair market value of the net tangible assets was allocated to in-process technology which, because of the uncertainty as to realization, the Company wrote off in the quarter ended September 30, 1996. Approximately $250,000 was allocated to other intangibles.

In early 1997, the Company believed that it was in Paradigm's best interest to shut down the NewLogic operation and focus on Paradigm's core SRAM products and markets. As a result, the Company wrote off unamortized intangibles of approximately $156,000 in the quarter ended March 31, 1997.


                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:  Balance Sheet Detail

                                                                          Sept. 30,                 Dec. 31.
                                                                            1997                      1996
                                                                         ----------                ----------
Inventory (in thousands):
        Raw materials                                                    $        0                $       16
        Work in process                                                       1,415                     1,778
        Finished goods                                                          956                       678
                                                                         ----------                ----------
                                                                         $    2,371                $    2,472
                                                                         ==========                ==========

Property and equipment (in thousands):
        Machinery and equipment                                          $    6,549                $    9,488
        Leasehold improvements                                                  279                         0
        Furniture and fixtures                                                  149                        19
                                                                         ----------                ----------
                                                                              6,977                     9,507
        Less accumulated depreciation                                        (2,730)                   (2,869)
                                                                         ----------                ----------
                                                                         $    4,247                $    6,638
                                                                         ==========                ==========


NOTE 5:  Litigation

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consists of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories,

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the Court has three times reset the motion for hearing. Most recently, after hearing additional argument on September 18, 1997, the Court again deferred ruling and continued the matter to February 5, 1998. There can be no assurance that the Company will be successful in such defense.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, except that Plaintiff was a stockholder who held the Company's stock during the relevant period. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have since filed an appeal. There can be no assurances that the Company will be successful in the defense of the appeal.

On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam.
Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. A hearing on the demurrer is set for November 18, 1997. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. There can be no assurance that the Company will be successful in such defense.

The Company is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

incurred in relation to this litigation. However, based on the facts presently known, management believes that the resolution of these matters will not have a material adverse impact on the results of operations or the financial position of the Company.

NOTE 6:  Sale of Wafer Fabrication Facility

The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility (the "Fab"). This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit Semiconductor Inc. ("Orbit") over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred.

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

The $4.8 million promissory note was issued in connection with a Wafer Supply Agreement (the "Agreement") that required Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. Per terms of the Agreement, if the Company did not purchase the wafers by the end of May 1997, the Company would forfeit any remaining amount owed under the promissory note. At September 28, 1997, the Company has completed its obligations under this Agreement.

In July 1997, the Company negotiated an accelerated payment on the $1.0 million promissory note held in escrow. As part of the agreement, the Company allowed Orbit to retain $250,000 for repairs on equipment purchased as part of the Fab sale and certain additional amounts for other matters. As of July 31, 1997, the note has been fully paid.

NOTE 7:  Sale of Preferred Stock

On January 23, 1997, Paradigm sold a total of 200 shares of Series A Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Series A Preferred Stock includes cumulative dividends at 5% per annum. The Series A Preferred Stock also includes an embedded discount which was accreted from the issuance date through April 23, 1997, the date upon which the Series A Preferred Stock became convertible. The accretion of the embedded discount and

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

the cumulative dividends is a charge to retained earnings and a credit to the Convertible Preferred Stock. Also in connection with the sale of the Series A Preferred Stock the Company issued warrants to purchase 150,000 shares of its Common Stock for $4.125 per share. The warrant is exercisable until January 22, 2000. The Company valued these warrants at $67,000 using the Black/Scholes model.

The Series A Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series A Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market (or quoted on such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series A Preferred Stock. As of October 3, 1997, the holders of the Series A Preferred Stock have converted 103 shares of the Series A Preferred Stock into 1,439,620 shares of the Company's Common Stock. The Common Stock issuable upon conversion of the Series A Preferred Stock has been registered on Form S-3.

On July 22, 1997, Paradigm sold a total of 200 shares of Series B Preferred Stock in a private placement to Lyford Ltd. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Series B Preferred Stock includes cumulative dividends at 5% per annum. The Series B Preferred Stock also includes an embedded discount which will be accreted from the issuance date through September 10, 1997, the date upon which the Series B Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends will be a charge to retained earnings and a credit to the Series B Preferred Stock. The Series B Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series B Preferred Stock being converted by (B) the Conversion Price in effect at the time of conversion. The "Conversion Price" will be equal to the lower of (i) $1.375 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq National Market (or quoted on such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series B Preferred Stock. As of October 3, 1997, the holders of the Series B Preferred Stock have converted 74 shares of the Series B Preferred Stock into 898,376 shares of the Company's Common Stock. The Common Stock issuable upon conversion of the Series B Preferred Stock had been registered on Form S-3.

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 8:  Subsequent Event

In October 1997, the Company renewed its line of credit with Greyrock Business Credit. The borrowing limit is limited to the lesser of $5,000,000 or the sum of
(a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 70% of the amount of eligible receivables owing from distributors. Interest is at the greater of LIBOR plus 5.25% or 9%. The Company elected to have the line of credit mature on February 28, 1998, however, the line of credit will automatically be extended until October 31, 1998 unless one party gives written notice to the other not later than January 31, 1998 that such party elects to terminate the agreement effective on February 28, 1998. The loan agreement also provides for an automatic and continuous renewal for successive additional terms of one year each, unless one party gives written notice to the other, not less than sixty (60) days prior to the next maturity date, that such party elects to terminate the agreement effective on the next maturity date. This line of credit is secured by the Company's trade receivables, inventory, equipment and general intangibles. As of September 28, 1997, the Company's outstanding indebtedness under this line of credit was approximately $2.5 million.

NOTE 9:  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share data for prior periods to conform with SFAS 128. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the three and nine month periods ended September 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending December 31, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Stockholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

                            PARADIGM TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises the required information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including factors relating to the impact of competitive products and pricing, the timely development and market acceptance of new products and upgrades to existing products, availability and cost of products from Paradigm's suppliers and market conditions in the PC industry. For discussion of certain such risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Results of Operations

Sales

The Company's net sales for the three and nine month periods ended September 30, 1997 decreased 30% and 47%, respectively, from the corresponding periods in fiscal year 1996. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1996. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

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

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during the first nine months of 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

Gross Profit

Gross losses have decreased from $3.3 million and $9.6 million for the respective three and nine month periods ended September 30, 1996, to a loss of $351,000 and profit of $327,000 for the corresponding periods in fiscal 1997. The increase in gross profit resulted principally from a write down of inventory values to current market prices in 1996. However, the gross loss for the three month period ended September 30, 1997 includes an inventory write down of approximately $650,000 due to lower market prices. The Company continues to experience industry-wide pricing pressures caused by an oversupply in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the quarter and nine month period ended September 30, 1997 when compared to the comparable periods in 1996.

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

Research and Development

Research and development expenses decreased to $1.1 million and $3.1 million in the respective three and nine month periods ended September 30, 1997 from $1.7 million and $4.6 million in the corresponding periods in fiscal 1996. As a percentage of revenues, these expenses have decreased to 30% and increased to 29% in the respective three and nine month periods ended September 30, 1997 from 32% and 23% in the corresponding periods in fiscal 1996. The Company expects research and development expenses in absolute dollars to decrease through at least the end of 1997 due to the shutdown of NewLogic and other cost cutting measures being implemented by the Company.

Selling, General and Administrative

Selling, general and administrative expenses were $1.3 million and $4.1 million in the respective three and nine month periods ended September 30, 1997 compared to $2.5 million and $6.8 million in the corresponding periods in fiscal 1996. These expenses are expected to decline in the future as the Company continues implementation of its cost cutting measures.

Interest Expense

Interest expense of $67,000 and $183,000 for the respective three and nine month periods ended September 30, 1997 compared to $305,000 and $910,000 in the corresponding periods in fiscal 1996. This decrease in interest expense for the three and nine month periods in 1997 reflects repayment of certain outstanding debt by the Company from the proceeds of its sale of the wafer fabrication operations. See also "Liquidity and Capital Resources."

Other (Income) Expense, Net

For the three and nine month periods ended  September 30, 1997,  Other  (Income)
Expense, Net reflects gain on sale of equipment, recoveries of previous write-offs and write-off of goodwill associated with the acquisition of NewLogic.

Taxes

The Company provides for income taxes during interim reporting periods based upon an estimated annual tax rate. During the three and nine month periods ended September 30, 1997, the Company recorded a loss for tax purposes. The Company has net operating loss carryforwards to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire in 2011, if not utilized.

Liquidity and Capital Resources

The Company's operating, investing and financing activities generated $0.3 million in cash in the nine month period ended September 30, 1997 compared to using $3.1 million of cash in the corresponding period in fiscal 1996. Operating activities used $4.6 million in cash in 1997 compared to a use of $11.5 million of cash in 1996. This increase of $6.9 million is primarily due to savings generated from the sale of the wafer fabrication operations in November 1996 and additional reductions in operating expenses.

Investing activities consumed $0.1 million in the 1997 period compared to $3.7 million in the 1996 period. Capital equipment purchases decreased from $13.3 million in the 1996 period to $0.3 million in the 1997 period as a result of the sale of the wafer fabrication operations.

Financing activities provided $4.8 million in the 1997 period compared to $4.7 million in the 1996 period. So far in 1997, the Company has raised approximately $3.8 million through the issuance of Convertible Preferred Stock (see Note 7 of Notes to Condensed Financial Statements), and converted approximately $0.7 million of trade payables into equity. Borrowing under the Company's line of credit decreased by $1.6 million in the 1997 period compared to the 1996 period. The decrease in borrowing is due to lower revenue in the 1997 period compared to the 1996 period.

In February 1996, the Company replaced an existing line of credit with Greyrock Business Credit with a new line of credit from Bank of the West with a borrowing limit of $10.0 million. Borrowings were limited to 80% of eligible receivables and interest is at prime. The line of credit was secured by the Company's accounts receivable. On February 27, 1996, the Company borrowed $5.6 million under the line of credit to pay off the outstanding balance of the Greyrock term notes.

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

In November 1996, the Company replaced the Bank of the West line of credit with a line of credit with Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit were limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%.

In October 1997, the Company renewed the line of credit with Greyrock Business Credit with a borrowing limit of $5,000,000. See Note 8 of Notes to Condensed Financial Statements. At September 28, 1997, the outstanding balance under this line of credit was approximately $2.5 million.

In November 1996, the Company sold its wafer fabrication operations to Orbit. Orbit assumed $7.5 million of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment that was purchased. The Company used approximately $2.2 million of the cash proceeds from the sale of the wafer fabrication facility to pay off the remaining CIT Group borrowings.

The Company's recent operating results have consumed substantial amounts of cash and have generated an aggregate net loss for the period from January 1, 1997 through September 30, 1997 of $6,700,000. During this period, the Company has continued to experience a downward trend in product pricing which has contributed to the poor operating results. The Company expects to incur a net loss for quarter ended December 31, 1997. In January 1997, the Company completed the private placement of Series A Preferred Stock for net proceeds of approximately $1,880,000 and in July 1997, the Company completed the private placement of Series B Preferred Stock (the "Series B Preferred Stock") for net proceeds of approximately $1,870,000. See Note 7 of Notes to Condensed Financial Statements. Due to the low price of the Company's Common Stock during the period prior to conversion, the number of shares of Series A Preferred Stock converted was significantly less than anticipated (and, therefore, the number of common shares issued upon conversion was significantly greater than anticipated). Without obtaining stockholder approval to allow the Company to issue additional shares of Common Stock upon conversion of the remaining outstanding shares of Series A Preferred Stock, the Company would have been required to redeem such shares for cash in the amount of approximately $1.2 million, which would have caused an adverse effect on the Company's liquidity.

Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, the Company will have to pursue alternative financing opportunities. Management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses and the proposed sale of additional equity securities. If additional equity secrities are issued, substantial dilution to existing stockholders could occur. No assurances can be given that such steps will be sufficient or that additional financing will be available on attractive terms or at all.

As a result of these circumstances, the Company's independent accountants' reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

On September 26, 1997, at a Stockholders Meeting, the stockholders approved: (1) the elimination of the restriction of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock; (2) the elimination of the restriction of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock; and (3) a proposed transaction or Series of transactions to sell up to 5,000,000 shares of Common Stock or Preferred Stock (convertible into Common Stock), and to grant rights to elect a majority of the directors of the Company, which might result in the issuance of more than 20% of the Company's outstanding Common Stock and a change in control of the Company. As a result of the Stockholders' Meeting, the Series A Preferred Stock and Series B Preferred Stock can now be fully converted into Common Stock.

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

         Uncertainty of Future Profitability; Need for Additional Funds. The Company's recent operating results have consumed substantial amounts of cash. The Company believes that cash flow from operations and other existing and potential sources of liquidity, such as the sale of additional equity securities, sale of assets and equipment financing, will be sufficient to meet its projected working capital and other cash requirements through at least the remainder of 1997. However, there can be no assurance that the Company will not need additional capital and if so, that such capital can be successfully obtained on terms acceptable to the Company or at all. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

         Also, during the period from May 9, 1997 through July 7, 1997, the Company converted into Common Stock the maximum number of shares of Series A Preferred Stock allowed without obtaining stockholder approval for the issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock. The number of preferred shares converted was significantly less than anticipated (and, therefore, the number of common shares issued upon conversion was significantly greater than anticipated) due to the low price of the Company's Common Stock during the period just prior to conversion. On September 26, 1997, the Company obtained stockholder approval to allow for the full conversion of the Series A Preferred Stock. Should product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, the Company will have to pursue alternative financing opportunities. Management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses and the proposed sale of additional equity securities. On September 26, 1997, stockholders approved a proposed transaction or series of transactions to sell up to 5,000,000 shares of the Company's Common Stock or Preferred Stock (convertible into Common Stock). Any such sale of securities could have a substantial dilutive effect on existing stockholders.

         Continuing Losses and Doubtful Ability to Continue as a Going Concern. As a result of the Company's recent operating results consuming substantial amounts of cash, and the fact that prior to obtaining stockholder approval, the Company may have been required to redeem the Series A Preferred Stock, the Company's independent accountants' reissued report on the Company's December 31, 1996 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional equity. However, there can be no assurance that the Company's efforts will be successful.

         Dilution of Common Stock. The issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") will have a dilutive effect on the Common Stock outstanding prior to such issuances. There can be no assurance that the Company's Common Stock will not be diluted as a result of conversion of the Preferred Stock. Additionally, the issuance of the Company's Common Stock in lieu of payment of certain trade payables will have a dilutive effect on holders of the Company's Common Stock.

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

         Risks Relating to Low-Priced Stocks. Prior to August 22, 1997, the Company's Common Stock was listed on the Nasdaq National Market (the "NNM"). For continued listing on the

NNM, however, the Company was required to maintain (1) $4,000,000 in net tangible assets because it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, (2) a $2,000,000 market value of the public float, (3) $1,000,000 in total capital and surplus, (4) a minimum bid price of $1.00 per share and (5) two market-makers. As of June 30, 1997, the Company was not in compliance with items (1) and (4) above.

         On July 15, 1997, The Nasdaq Stock Market ("Nasdaq") staff notified the Company of a bid price deficiency and provided a ninety-day grace period within which to regain compliance with this requirement. On August 8, 1997, Nasdaq, based on a review of the Company's trading history from July 8 to the present, indicated that the Company had regained compliance with the minimum closing bid price requirement of $1.00. On August 20, 1997, Nasdaq informed the Company that due to its failure to comply with the terms of the qualifications exception granted to the Company, the Company's Common Stock would be removed from the NNM and listed on The Nasdaq SmallCap Market (the "NSCM") effective August 22, 1997, pursuant to a waiver to the initial inclusion bid price requirement. The Company is in the process of appealing this decision.

         On August 22, 1997, the Company announced that effective August 22, 1997, the Company's Common Stock, formerly listed on the NNM, would be listed on the NSCM, pursuant to a waiver to the initial inclusion bid price requirement. The Company's continued listing on the NSCM is contingent upon the Company meeting certain conditions. In order to continue to be listed on the NSCM, however, the Company must maintain net tangible assets of $2,000,000 and a $1,000,000 market value of the public float. In addition, continued inclusion on the NSCM requires two market-makers and a minimum bid price of $1.00 per share. If the Company fails to meet these maintenance criteria, it may result in the delisting of the Company's securities from Nasdaq, and trading, if any, and the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). See "--Risks Relating to Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities."

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

         Dependence on Foundries and Other Third Parties. On November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement (the "Agreement"). Under the Agreement, Orbit contracted to supply a quantity of wafers to the Company over a specified period of time to offset Orbit's payment obligations against the two promissory notes delivered in connection with the sale. As of September 28, 1997, the Company completed its contractual obligations to purchase wafers under the first note. In July 1997, the Company negotiated a payment of the second promissory note. As part of the agreement, the Company allowed Orbit to retain a portion of the note amount for repairs on equipment purchased as part of the sale of the Fab and for other matters. As of July 31, 1997, the second note has been fully paid.

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

         Litigation. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consists of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the Court has three times reset the motion for hearing. Most recently, after hearing additional argument on September 18, 1997, the Court again deferred ruling and continued the matter to February 5, 1998. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, except that Plaintiff was a stockholder who held the Company's Stock during the relevant period. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have since filed an appeal. There can be no assurances that the Company will be successful in the defense of the appeal. Even if Paradigm is successful in such defense of the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in the defense of any such appeal, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gullet, Richard Veldhouse, Dennis McDonald and Chiang Lam.
Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. A hearing on the demurrer is set for November 18, 1997. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

         Strategic Relationships; Potential Competition. The Company, pursuant to certain licenses of its technology, has entered into strategic relationships with NKK Corporation ("NKK") and Atmel Corporation ("Atmel"). The Company has had a long-standing business relationship with NKK which began in October 1992. The Company, NKK and affiliates of NKK entered into several equity and debt transactions which provided start-up and development funding to the Company. Given the long-standing relationship, the Company and NKK entered into three technology license and development agreements which provide for NKK to supply the Company a specified number of 1M SRAMs for three years. These Agreements provided funding to the Company.

         The Company's business relationship with Atmel began in April 1995 when pursuant to certain agreements, Atmel purchased a substantial number of shares of the Company's capital stock from the Company, certain stockholders of the Company who had been unsecured creditors of the Company as of the Reorganization and from the Company's equipment lessors. Atmel also acquired certain warrants to purchase shares of the Company's Common Stock. In 1995, the Company and Atmel entered into a five-year License and Manufacturing Agreement pursuant to which Atmel would provide the capacity to manufacture wafers at its wafer manufacturing facility. The Company entered into such an agreement with Atmel because Atmel provided the Company with significant wafer manufacturing capacity when such capacity was in short supply.

         The Company previously licensed the design and process technology for substantially all of its products at such time, including certain of its 256K, 1M and 4M products, to NKK as a source of revenue. The Company has not licensed any of its current products to NKK. In the future, the Company may compete with NKK with respect to all of such products in certain Pacific Rim countries, North America and Europe and, as to certain of its 256K and 1M products, in the rest of the world. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Any such competition with NKK could adversely affect the Company. Paradigm has also licensed to Atmel the right to produce certain of its SRAM products which provided significant wafer manufacturing capacity. As a result, the Company is likely to compete with Atmel with respect to such products. Because Atmel has greater resources than the Company and has foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well.

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

         Employees. The Company's future success will be heavily dependent upon its ability to attract and retain qualified technical, managerial, marketing and financial personnel. The Company has experienced a high degree of turnover in personnel, including at the senior and middle management levels. The competition for such personnel is intense and includes companies with substantially greater financial and other resources to offer such personnel. Recently, the Company has had to significantly reduce its work staff. There can be no assurance that the Company will be able to attract and retain the necessary personnel, and any failure to do so could have a material adverse effect on the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

Part II. Other Information

Item 1.  Legal Proceedings.

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consists of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive. The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named Plaintiffs on April 9, 1997. Following a hearing on Plaintiffs' motion for class certification on May 20, 1997, the Court has three times reset the motion for hearing. Most recently, after hearing additional argument on September 18, 1997, the Court again deferred ruling and continued the matter to February 5, 1998. There can be no assurance that the Company will be successful in such defense.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit, except that Plaintiff was a stockholder who held the Company's Stock during the relevant period. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. The Paradigm Defendants authorized counsel to acknowledge service which occurred on April 9, 1997. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiffs amended their complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997.

Plaintiffs have since filed an appeal. There can be no assurances that the Company will be successful in the defense of the appeal.

On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gullet, Richard Veldhouse, Dennis McDonald and Chiang Lam.
Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. A hearing on the demurrer is set for November 18, 1997. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. There can be no assurance that the Company will be successful in such defense.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Annual Meeting
         --------------

         At the Annual Meeting of Stockholders on June 25, 1997, the holders of 4,559,531 shares of Common Stock, representing 62.9% of the outstanding shares of Common Stock, adopted the following proposals by the following margins indicated:

         (1) The election of the following three candidates for Director, to serve until the next Annual Meeting of Stockholders:

       Nominee              In Favor              Withheld
       -------              ---------             --------
       George J. Collins    4,339,589             219,942
       Michael Gulett       4,337,958             221,573
       James L. Kochman     4,341,489             218,042

         (2)  The   ratification  of  Price  Waterhouse  LLP  as  the  Company's independent auditors for the 1997 fiscal year:


       Voted For           Voted Against          Abstained
       ---------           -------------          ---------
       4,482,109              55,323                22,099

         Special Meeting of Stockholders
         -------------------------------
         At the Special Meeting of Stockholders held on September 19, 1997 and reconvened on September 26, 1997, the holders of 4,441,680 shares of Common Stock adopted the following proposals by the following margins indicated:

         (1) The elimination of the restriction on the number of shares of Common Stock issuable upon conversion of the Company's 5% Series A Convertible Redeemable Preferred Stock:

                  For:                               3,956,267
                  Against:                             400,880
                  Abstain:                              84,533

         (2) The elimination of the restriction on the number of shares of Common Stock issuable upon conversion of the Company's 5% Series B Convertible Redeemable Preferred Stock:

                  For:                               3,921,317
                  Against:                             433,430
                  Abstain:                              86,933

         (3) A proposed transaction or series of transactions to sell up to 5,000,000 shares of Common Stock and to grant rights to elect a majority of the directors of the Company, which might result in the issuance of more than 20% of the Company's outstanding Common Stock and a change in control of the Company:

                  For:                               3,059,198
                  Against:                           1,294,051
                  Abstain:                              88,431

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

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 22, 1997. The Form 8-K contained updated financial statements and a reissued report by the Company's independent accountants.

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 26, 1997. The report announced that the Company issued a press release announcing that the Company's Common Stock was transferred to the Nasdaq SmallCap Market effective on August 22, 1997.

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 7, 1997. The report announced the results of the stockholders vote at the Special Meeting of Stockholders held on September 19, 1997 and reconvened on September 26, 1997.


Items 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PARADIGM TECHNOLOGY, INC.



Date: November 13, 1997                       /s/ David G. Campbell
                                            --------------------------
                                                  David G. Campbell
                                             Vice President Finance and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)