Form 10-K
period 1997-12-31
PARADIGM TECHNOLOGY INC /DE/
filed 1998-03-24
CIK 945699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended.....................................December 31, 1997


                                       OR


/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-26124
                        ---------

                            PARADIGM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                770140882-5
    ---------------------------------      ------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

      694 Tasman Drive, Milpitas, CA                        95035
    ---------------------------------      ------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (408) 954-0500
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. /X/

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,901,907 on March 19, 1998 based on the last sale price as reported by the NASDAQ/SmallCap Market.

         The aggregate number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 16,045,111 shares as of March 19, 1998.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I   ..................................................................  1
         ITEM 1.    BUSINESS...............................................  1
         ITEM 2.    PROPERTIES............................................. 22
         ITEM 3.    LEGAL PROCEEDINGS...................................... 22
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS................................................ 24

PART II  .................................................................. 24
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS............................ 24
         ITEM 6.    SELECTED FINANCIAL DATA................................ 25
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION........... 27
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET........................................... 38
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............ 39
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE............................................. 60

PART III .................................................................. 61
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT............................................. 61
         ITEM 11.   EXECUTIVE COMPENSATION................................. 63
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.................................. 68
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS........................................... 69

PART IV  .................................................................. 71
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.................................... 71

SIGNATURES................................................................. 77

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

                                     PART I

ITEM 1.  BUSINESS
         --------

         Paradigm Technology, Inc. ("Paradigm" or the "Company") designs and markets high speed, high density static random access memory ("SRAM") semiconductor devices to meet the needs of advanced telecommunications devices, networks, workstations, high performance PCs, advanced modems and complex military/aerospace applications. The Company focuses on high performance, 10 nanosecond ("ns") and faster SRAMs. For the year ended December 31, 1997, 10ns and faster SRAMs accounted for approximately 49% of the Company's sales. Using a combination of innovative process architecture and design know-how, the Company was one of the first companies to introduce high speed CMOS SRAMs for three successive generations of product densities: 256 kilobit ("K"), one megabit ("M"), and 4M. Paradigm's customers in 1997 included Iomega, IKOS, Samsung and Motorola.

RECENT DEVELOPMENTS

         The Company's operations for 1997 and 1996 have consumed substantial amounts of cash and have generated net losses. During this period, the Company has continued to experience a downward trend in product pricing which has contributed to the poor operating results. The Company expects to incur a net loss for the quarter ending March 31, 1998. The Company has been dependent on equity financings to fund its operations in 1997. In January 1997, the Company completed the private placement of 5% Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") for net proceeds of approximately $1,880,000. In July 1997, the Company completed the private placement of 5% Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for net proceeds of approximately $1,870,000 and in November 1997, the Company completed the private placement of 5% Series C Convertible Preferred Stock (the "Series C Preferred Stock") for net proceeds of approximately $923,000.

         Should continued product pricing pressures or delayed acceptance of the Company's new products continue to adversely affect the Company's operating results, the Company will have to pursue alternative financing opportunities. Management has taken several steps to help ensure that adequate cash resources will continue to be available to the Company. Among these steps are further planned reductions in operating expenses and the potential sale of additional equity securities. The Company believes it will acquire additional cash infusion from private placements of equity or other sources of liquidity, such as asset sales, to fund 1998 operations. If additional equity securities are issued, substantial dilution to existing stockholders could occur. No assurances can be given that such steps will be sufficient or that additional financing will be available on attractive terms or at all.

         As a result of these circumstances, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

         On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted capitalization of IXYS, at the time of consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory approvals. If approved, the transaction is anticipated to be accounted for as a purchase of the Company by IXYS for financial reporting purposes.

         SALE OF PREFERRED STOCK. On January 23, 1997, Paradigm sold a total of 200 shares of Series A Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Series A Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series A Preferred Stock being converted by (B) the Series A Conversion Price in effect at the time of conversion. The "Series A Conversion Price" is equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq SmallCap Market ("SCM") (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series A Preferred Stock. As of March 6, 1998, the holders of the Series A Preferred Stock have converted 170 shares of Series A Preferred Stock into 3,471,669 shares of the Company's Common Stock. The remaining 30 shares of Series A Preferred Stock may be converted into Common Stock in the future at the option of the holder or the Company. The Common Stock issuable upon conversion of the Series A Preferred Stock has been registered on Form S-3.

         On July 22, 1997, Paradigm sold a total of 200 shares of Series B Preferred Stock in a private placement to Lyford Ltd. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Series B Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series B Preferred Stock being converted by (B) the Series B Conversion Price in effect at the time of conversion. The "Series B Conversion Price" is equal to the lower of (i) $1.375 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series B Preferred Stock. As of March 6, 1998, 132 shares of Series B Preferred Stock have been converted into 3,028,806 shares of the Company's Common Stock. The remaining 68 shares of Series B Preferred Stock may be converted into Common Stock in the future at the option of the holder or the Company. The Common Stock issuable upon conversion of the Series B Preferred Stock have been registered on Form S-3.

         On November 26, 1997, Paradigm sold a total of 100 shares of Series C Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $923,000. The Series C Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series C Preferred Stock being converted by (B) the Series C Conversion Price in effect at the time of conversion. The "Series C Conversion Price" is equal to the lower of (i) $0.59 or (ii) eighty-two percent (82%) of the average closing bid price of a share of common stock as quoted on the SCM (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series C Preferred Stock. As of March 6, 1998, 15 shares of Series C Preferred Stock have been converted into 527,003 shares of the Company's Common Stock. The remaining 85 shares of Series C Preferred Stock may be converted into Common Stock in the future at the option of the holder. The Common Stock issuable upon conversion of the Series C Preferred Stock has been registered on Form S-3.

         CONVERSION OF DEBT TO EQUITY. In September 1997, vendors with an aggregate trade accounts payable balance of $705,000 entered into agreements with the Company to accept an aggregate of 424,481 shares of the Company's Common Stock in lieu of payment of the trade payables. The agreement with one of the vendors provided for issuance of additional shares of Common Stock in certain circumstances. On October 1, 1997, an additional 80,917 shares of the Company's Common Stock was issued to that vendor under such agreement.

         LISTING OF THE COMPANY'S COMMON STOCK. Prior to August 22, 1997, the Company's Common Stock was listed on the Nasdaq National Market (the "NNM"). In order for continued listing on the NNM, however, the Company was required to, maintain (1) $4,000,000 in net tangible assets because it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, (2) a $2,000,000 market value of the public float, (3) $1,000,000 in total capital and surplus, (4) a minimum bid price of $1.00 per share and (5) two market-makers. As of June 30, 1997, the Company was not in compliance with items (1) and (4) above.

         On July 15, 1997, the Nasdaq Stock Market ("Nasdaq") staff notified the Company of a bid price deficiency and provided a 90-day grace period within which to regain compliance with this requirement. On August 8, 1997, Nasdaq, based on a review of the Company's trading history from July 8 to August 8, 1997, indicated that the Company had regained compliance with the minimum closing bid price requirement of $1.00. On August 20, 1997, Nasdaq informed the Company that due to its failure to comply with the terms of the maintenance qualifications exception granted to the Company, the Company's Common Stock would be removed from the NNM and listed on the SCM effective August 22, 1997, pursuant to a waiver to the initial inclusion bid price requirement.

         On August 22, 1997, the Company announced that effective on such date the Company's Common Stock, formerly listed on the NNM, would be listed on the SCM, pursuant to a waiver to the initial inclusion bid price requirement. The Company's continued listing on the SCM is contingent upon the Company meeting the maintenance requirements.

         Substantial changes in Nasdaq initial listing and maintenance requirements became effective on February 23, 1998. These changes materially enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. In addition, corporate governance requirements, formerly applicable to the NNM for the first time, have been extended to the SCM. These changes require that companies listed on the SCM maintain (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill), a market capitalization of $35,000,000, or $500,000 in net income for two of the last three years, (ii) a $1,000,000 market value for the public float, (iii) two market-makers, and (iv) a minimum bid price of $1.00 per share.

         After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90-calendar days, which expire May 28, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least 10-consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company has called a Special Meeting of Stockholders to be held on May 1, 1998 to vote on a proposed 10-for-1 reverse stock split. The Company believes that such a stock split will increase the price per share of the Company's Common Stock and bring such price into compliance with the Nasdaq criteria. No assurances can be made that the stock split will be approved by the Company's stockholders or that if approved it will cause the Company's stock price to be in compliance with the Nasdaq listing requirements.

         If the Company's securities are delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions.) The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "Risk Factors--Risks Relating to Low-Priced Stock" and "Risk Factors--Risks Relating to Low-Priced Stock; Possible Effect of 'Penny Stock' Rules on Liquidity for the Company's Securities."

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

         Dataquest Incorporated, an information technology research firm, estimates that the worldwide market for SRAM products will grow from $6.7 billion in 1996 to $8.9 billion in 1999, with the market for sub-20ns SRAMs growing from $2.0 billion to $2.5 billion over the same period. In addition to high performance PCs, SRAMs are used in a variety of other electronics products. In commercial communications, SRAMs are used in both cellular base stations and digital cellular telephones. SRAMs are also increasingly used in high speed communication networks, such as Ethernet and FDDI-based networks. In military and aerospace systems, SRAMs can also provide the high performance memory required by fast military processors. For example, high speed military computers utilize high performance SRAMs in pattern recognition and command, control and communication applications embedded in today's advanced electronic weapons, planes and satellites.

THE COMPANY'S PRODUCTS

         Paradigm designs, manufactures and sells a broad range of SRAM products with various density, speed, configuration, temperature range and packaging options for a wide range of commercial, industrial and military applications. The Company's products range in density from 256K to 4M. The Company's fastest products currently achieve 7ns access times, and for the year ended December 31, 1997, 10ns and faster SRAMs accounted for 49% of the Company's sales. The majority of Paradigm's products are available in two levels of power consumption, standard and low, and three temperature ranges, commercial, industrial and military. Paradigm also offers its products in a wide variety of packaging options to accommodate various product features and cost considerations. Paradigm designs its SRAM packages and pinouts to meet the standards prescribed by the Joint Electron Device Engineering Council ("JEDEC").

         ASYNCHRONOUS SRAMS. Paradigm's asynchronous SRAM products include high speed 256K, 1M and 4M CMOS SRAMs. They are available in a variety of configurations and commercial and industrial temperature range versions, as well as military versions manufactured to comply with the most recent military specifications.

         SRAM MODULES. Paradigm offers SRAM modules in which multiple SRAMs are connected and grouped on a printed circuit board and sold as a single unit. Paradigm module offerings are designed to support the specific needs of the PC cache market and the requirements for JEDEC standard SRAM modules. The Company's PC cache module offerings include Intel COAST compliant modules and modules which support PowerPC CHRP based designs. The JEDEC standard module product offerings include modules ranging in size from 750K to 8M. These modules are used in a variety of applications including networking, communications, digital signal processing ("DSP") boards and memory testers.

         PRODUCTS UNDER DEVELOPMENT. Timely development and introduction of new products are essential to maintaining Paradigm's competitive position. Paradigm works closely with leading electronics manufacturers in order to anticipate and develop future generations of high performance SRAMs required by these customers. The Company's current design development objectives include very fast SRAM products for the telecommunications, networking and military/aerospace industries. Products currently under development include: asynchronous, low voltage and high-speed SRAMs; and special configuration SRAMs for cellular phone and modem applications. In addition, by working closely with customers, Paradigm is developing a line of module offerings. The Company believes that these modules will provide high quality, high value SRAM-based industry standard products, as well as custom solutions. In addition to new product development, the Company is focused on redesigning existing products to reduce manufacturing costs, increase yields, and increase the speeds of its products.

         The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During the latter part of 1996 and throughout 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects such downward price trend to continue. See "Risk Factors--Semiconductor Industry; SRAM Market."

         The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during 1996 and 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely effect the Company's operating results. See "Risk Factors--Semiconductor Industry; SRAM Market."

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

         For the year ended December 31, 1997, Paradigm's sales of products to Samsung, IKOS, All American and Iomega accounted for 16%, 16%, 15% and 10% of sales, respectively.

SALES AND MARKETING

         Paradigm sells its products in North America through a combination of a direct sales force, independent sales representatives and distributors. Direct sales personnel are responsible for calling on key accounts in North America and coordinating the activities of the Company's sales representatives. The Company has a sales manager in each of its regional sales offices in Dallas, Chicago and Milpitas. The Company sells its products in Asia and Europe through a network of distributors and independent sales representatives. Paradigm intends to expand the size of its direct sales force and the number of outside sales representatives to provide additional customer service and broaden its customer base.

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

BACKLOG

         The Company's backlog includes all purchase orders that have been received, accepted and scheduled for delivery. The Company counts in its backlog only those orders which it believes will be shipped within the next six months. Most orders in backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the purchaser, usually without penalty. As a result, although backlog may be useful for scheduling production, it may not be a reliable measure of sales for future periods. As of December 31, 1997, the Company's backlog was approximately $2.7 million.

MANUFACTURING

         On November 15, 1996, the Company sold its Wafer Fab to Orbit. The Company has supply agreements with two offshore wafer foundries and conducts business with those foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries are not obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Currently, there is no shortage of supply, however, until late 1995, there had been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that there will not be such a shortage in the future. If such a shortage occurs, there can be no assurance that the Company will be able to obtain sufficient foundry capacity to meet customer demand in the future. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

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

COMPETITION

         The semiconductor industry is intensely competitive and is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. The Company competes with large domestic and international semiconductor companies, most of which have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company's principal competitors in the high performance SRAM market include Motorola and Samsung. Other competitors in the SRAM market include Alliance Semiconductor, Cypress Semiconductor, Integrated Device Technology, Integrated Silicon Solution and numerous other large and emerging semiconductor companies. In addition, other manufacturers can be expected to enter the high speed, high density SRAM market. In 1995, NKK commenced production of products using the Company's design and process technologies, and therefore may become a more significant competitor of the Company. Paradigm has also licensed to Atmel Corporation ("Atmel") the right to produce certain of its SRAM products, and as a result may compete with Atmel with respect to such products. Because both NKK and Atmel have greater resources than the Company and have foundry capacity, any such competition could adversely affect the Company. To the extent that the Company enters into similar arrangements with other companies, it may compete with such companies as well. See "--Strategic Relationships; Potential Competition."

         The ability of the Company to compete successfully depends on elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature and success of its competitors and their product introductions and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop, introduce and manufacture in a timely manner products that compete effectively on the basis of product features (including speed, density, die size, and packaging), availability, quality, reliability and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There can be no assurance that the Company will be able to compete successfully in the future.

PATENTS AND LICENSED TECHNOLOGY

         The Company seeks to protect its proprietary technology by filing applications to obtain patents in the United States and foreign countries and by registering its circuit designs pursuant to the U.S. Semiconductor Chip Protection Act of 1984. The Company also relies on trade secrets and confidential technological know-how in the conduct of its business. As of December 31, 1997, the Company held 17 U.S. patents and one Canadian patent, and had four U.S. and 15 foreign patent applications pending. The Company believes that its patent portfolio strengthens its negotiating position with respect to technology ownership disputes that may occur in the future.

         The Company intends to continue to pursue patent, trade secret, and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantage to the Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will be fully effective or will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. The Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. Any such litigation could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company.

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

ENVIRONMENTAL MATTERS

         The Company believes that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations or competitive position.

EMPLOYEES

         As of December 31, 1997, the Company had 21 employees, of whom 2 were engaged in research and development and engineering, 5 in marketing, sales and customer support, 6 in manufacturing, 4 in finance and 4 in administration. The Company's employees are not represented by a collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. See "Factors That May Affect Future Results--Employees; Management of Growth."

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

         UNCERTAINTY OF FUTURE PROFITABILITY; NEED FOR ADDITIONAL FUNDS. The Company's recent operations have consumed substantial amounts of cash and have generated net losses. The Company believes that it will require additional cash infusions from private placements or other equity financings to meet the Company's projected working capital and other cash requirements in 1998. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company.

         CONTINUING LOSSES AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's net losses, and the Company's dependance on additional financing, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional equity. However, there can be no assurance that the Company's efforts will be successful.

         DILUTION OF COMMON STOCK. The issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the "Preferred Stock") will have a dilutive effect on the Common Stock outstanding prior to such issuances.

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

         DECLINING SRAM PRICES. Beginning in late 1995 and continuing into 1996 and 1997, the market for certain SRAM devices experienced a significant excess supply relative to demand, which resulted in a significant downward trend in prices. The market for the Company's products could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its costs per unit.

         The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996 and throughout 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

         RISKS RELATING TO LOW-PRICED STOCKS. Prior to August 22, 1997, the Company's Common Stock was listed on the Nasdaq National Market (the "NNM"). In order for continued listing on the NNM, however, the Company was required to, maintain (1) $4,000,000 in net tangible assets because it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, (2) a $2,000,000 market value of the public float, (3) $1,000,000 in total capital and surplus, (4) a minimum bid price of $1.00 per share and (5) two market-makers. As of June 30, 1997, the Company was not in compliance with items (1) and (4) above.

         On July 15, 1997, the Nasdaq Stock Market ("Nasdaq") staff notified the Company of a bid price deficiency and provided a 90-day grace period within which to regain compliance with this requirement. On August 8, 1997, Nasdaq, based on a review of the Company's trading history from July 8 to August 8, 1997, indicated that the Company had regained compliance with the minimum closing bid price requirement of $1.00. On August 20, 1997, Nasdaq informed the Company that due to its failure to comply with the terms of the maintenance qualifications exception granted to the Company, the Company's Common Stock would be removed from the NNM and listed on the SCM effective August 22, 1997, pursuant to a waiver to the initial inclusion bid price requirement.

         On August 22, 1997, the Company announced that effective on such date the Company's Common Stock, formerly listed on the NNM, would be listed on the SCM, pursuant to a waiver to the initial inclusion bid price requirement. The Company's continued listing on the SCM is contingent upon the Company meeting the maintenance requirements.

         Substantial changes in Nasdaq initial listing and maintenance requirements became effective on February 23, 1998. These changes materially enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. In addition, corporate governance requirements, formerly applicable to the NNM for the first time, have been extended to the SCM. These changes require that companies listed on the SCM maintain (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill), a market capitalization of $35,000,000, or $500,000 in net income for two of the last three years, (ii) a $1,000,000 market value for the public float, (iii) two market-makers, and (iv) a minimum bid price of $1.00 per share.

         After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90-calendar days, which expire May 28, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least 10-consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company has called a Special Meeting of Stockholders to be held on May 1, 1998 to vote on a proposed 10-for-1 reverse stock split. The Company believes that such a stock split will increase the price per share of the Company's Common Stock and bring such price into compliance with the Nasdaq criteria. No assurances can be made that the stock split will be approved by the Company's stockholders or that if approved it will cause the Company's stock price to be in compliance with the Nasdaq listing requirements.

         If the Company's securities are delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any nonNasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions.) The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "--Risks Relating to Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities." The Company's Common Stock continues to be below the $1.00 minimum bid price requirement. If the Company's securities remain below the minimum bid price requirement, it could result in the Company's securities being delisted from Nasdaq. There can be no assurances that the Company's securities will meet the minimum bid price requirements or any of the other continued listing requirements in the future.

         RISKS RELATING TO LOW-PRICED STOCK; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES. If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

         The Securities and Exchange Commission (the "Commission") has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

         The foregoing required penny stock restrictions will not apply to the Company's securities if the Company meets certain minimum net tangible assets or average revenue criteria. If applicable, there can be no assurance that the Company's securities will qualify for exemption from the penny stock restrictions. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

         If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially adversely affected.

         DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES. The market for the Company's products is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Average selling prices for many of the Company's products have generally decreased over the products' life cycles in the past and are expected to decrease in the future. Accordingly, the Company's future success will depend, in part, on its ability to develop and introduce on a timely basis new products and enhanced versions of its existing products which incorporate advanced features and command higher prices. The success of new product introductions and enhancements to existing products depends on several factors, including the Company's ability to develop and implement new product designs, achievement of acceptable production yields and market acceptance of customers' end products. In the past, the Company has experienced delays in the development of certain new and enhanced products. Based upon the increasing complexity of both modified versions of existing products and planned new products, such delays could occur again in the future. Further, the cost of development can be significant and is difficult to forecast. In addition, there can be no assurance that any new or enhanced products will achieve or maintain market acceptance. If the Company is unable to design, develop and introduce competitive products or to develop new or modified designs on a timely basis, the Company's operating results will be materially adversely affected.

         DEPENDENCE ON FOUNDRIES AND OTHER THIRD PARTIES. The Company is in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

         Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

         LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

         The ability of the Company to compete successfully depends on many elements outside its control, including the rate at which customers incorporate the Company's products into their systems, the success of such customers in selling those systems, the Company's protection of its intellectual property, the number, nature and success of its competitors and their product introductions, and general market and economic conditions. In addition, the Company's success will depend in large part on its ability to develop, introduce and manufacture in a timely manner products that compete effectively on the basis of product features (including speed, density, die size and packaging), availability, quality, reliability and price, together with other factors including the availability of sufficient manufacturing capacity and the adequacy of production yields. There is no assurance that the Company will be able to compete successfully in the future.

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

         DEPENDENCE ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY; POTENTIAL LITIGATION. The Company intends to continue to pursue patent, trade secret, and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantage to the Company. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. The Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. Any such litigation could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company.

         INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. A significant portion of the Company's sales are attributable to sales outside the United States, primarily in Asia and Europe, and the Company expects that international sales will continue to represent a significant portion of its sales. In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not entered into any agreements or instruments to hedge the risk of foreign currency fluctuations. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.

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

         POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $37.25 in August 1995 to a low of $0.125 in December 1997. In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

         YEAR 2000. The Year 2000 issue arises because most computer hardware and software was developed without considering the impact of the upcoming change in the century. The hardware and software were originally designed to accept two-digit entries rather than four-digit entries in the date code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999 and thus, will interpret dates beginning January 1, 2000 to represent January 1, 1900. This could potentially result in computer failure or miscalculations, causing operating disruptions, including among other things, a temporary inability to process transactions, send invoices or engage in other ordinary activities.

         The Company has evaluated all of its computer software and database software to identify modifications, if any, that may be required to address Year 2000 issues. The Company does not believe there is significant risk associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, each of whom has indicated that its software is Year 2000 compliant. The Company intends to test all of its software programs during the first two quarters of 1998 to ensure that each will work in conjunction with the other after December 31, 1999. If unforeseeable problems arise during the testing phase, the Company intends to have them corrected prior to the end of the 1998 calendar year. The Company does not expect the financial cost associated with any required modifications to have a material adverse impact on the Company's results, operations or financial condition.

ITEM 2.  PROPERTIES
         ----------

         The Company leases its 20,000 square foot principal facility in Milpitas, California pursuant to a lease that expires in January 2002. The Company also has domestic sales offices in the Boston, Chicago, Los Angeles and San Jose metropolitan areas. The Company believes that the size of its existing facility is adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett,

Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         Other than as set forth above, there are no material pending legal proceedings against the Company or as to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
         -------------------------------------------------------
         HOLDER MATTERS
         --------------

         (a) Common Stock Price Range. The Common Stock of the Company began
             ------------------------
trading publicly on the NNM on June 28, 1995 under the symbol PRDM. As of August 22, 1997, the Company's stock has been trading publicly on the SCM. Prior to June 28, 1995, there was no public market for the Common Stock. The Company has not paid cash dividends and has no present plans to do so. It is the present policy of the Company to reinvest earnings of the Company, if any, to finance expansion of the Company's operations, and the Company does not expect to pay dividends in the foreseeable future. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock of the Company on the NNM prior to August 22, 1997 and the SCM subsequent to August 22, 1997.

                                                         High       Low
                                                         ----       ---
Fiscal Year ended December 31, 1995
         Second Quarter (from June 28, 1995)            $23.25     $17.25
         Third Quarter                                   37.25      22.25
         Fourth Quarter                                  30.25      12.00
Fiscal Year ended December 31, 1996
         First Quarter                                   19.00       8.25
         Second Quarter                                  12.00       6.25
         Third Quarter                                    7.38       3.88
         Fourth Quarter                                   5.50       2.06
Fiscal Year ended December 31, 1997
         First Quarter                                    3.13       1.13
         Second Quarter                                   1.88       0.69
         Third Quarter                                    2.22       0.69
         Fourth Quarter                                   1.50       0.125

         (b) As of December 31, 1997, there were approximately 243 stockholders of record. The Company has never paid a dividend and has no current plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

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

                             SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                                 Post-Reorganizatio(1)
                                             Pre-Reorganization(1)                                   Year Ended
                                             Year Ended March 31,    April 1    June 21               Dec. 31,
                                             ---------------------      to         to     --------------------------------
                                                                     June 20,   Dec. 31,
                                                1993       1994        1994      1994(2)     1995       1996(6)     1997
                                             ---------- ----------  ---------- ---------- ----------  ---------- ---------
STATEMENT OF OPERATIONS DATA:
Sales, net.................................. $  24,827  $  31,844   $   6,033  $  19,690  $  51,923   $  23,202  $  12,449
Cost of goods sold..........................    28,465     26,283       5,895     12,881     31,033      36,364     11,946
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------

Gross profit (loss).........................    (3,638)     5,561         138      6,809     20,890     (13,162)       503
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------

Operating expenses:
Research and development(3).................     1,980      1,148       1,192      1,920      4,621       6,243      3,406
Selling, general and administrative.........     6,007      5,555       1,191      3,004      8,107       9,497      4,920
Write-off of in-process technology acquired (6)     --         --          --         --         --       3,841         --
Loss on sale of wafer fab(6)................        --         --          --         --         --       4,632         --
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Total operating expenses....................     7,987      6,703       2,383      4,924     12,728      24,213      8,326
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Operating income (loss).....................   (11,625)    (1,142)     (2,245)     1,885      8,162     (37,375)    (7,823)
Interest expense............................     3,824      3,286         518        721      1,369       1,121        370
Other (income) expense, net(4)..............     2,417       (218)        (17)       (44)      (615)       (946)       718
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Income (loss) before extraordinary gain and
   provision (benefit) for income taxes.....   (17,866)    (4,210)     (2,746)     1,208      7,408     (37,550)    (8,911)
Extraordinary gain(5).......................        --         --      12,990         --         --          --         --
Provision (benefit) for income taxes........        --         --          --         --      2,145      (1,125)        --
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income (loss)........................... $ (17,866) $  (4,210)  $  10,244  $   1,208  $   5,263   $ (36,425) $  (8,911)
                                             =========  =========   =========  =========  =========   =========  =========
Accretion related to Preferred Stock........                                                                        (1,307)
                                                                                                                 =========
Net loss attributable to common shareholders                                                                     $ (10,218)
                                                                                                                 =========
Basic income (loss) per share...............                                        1.18       1.39       (5.16)     (1.19)
Diluted income (loss) per share.............                                        0.23       0.91       (5.16)     (1.19)
Weighted average shares - basic.............                                       1,028      3,784       7,060      8,610
Weighted average shares - diluted...........                                       5,355      5,760       7,060      8,610


                                                    Pre-Reorganization(1)                   Post-Reorganization(1)
                                                 ----------------------------------------  -------------------------------------
                                                          March 31,                              December 31,
                                                 ----------------------------------------  -------------------------------------
                                                     1993          1994          1994          1995         1996         1997
                                                 ------------  ------------  ------------  ------------  -----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments  $    311    $       52    $      135    $    21,213   $     587     $    461
Working capital (deficit)...................        (28,226)      (26,324)       (2,243)        26,624        (392)         415
Total assets................................         24,238        18,591        19,421         56,732      17,742        9,290
Total debt and obligations under capital leases      26,471        25,847        12,620          7,636         374          534
Retained earnings (accumulated deficit).....        (50,654)      (54,864)        1,208          6,471     (29,954)     (40,172)
Total stockholders' equity (deficit)........        (45,292)      (49,488)        2,345         39,349       6,344        3,009
Mandatorily redeemable preferred stock......         32,821        33,753            --             --          --           --

----------

(1)  On June 21, 1994, the Company consummated a plan of reorganization (the
     "Reorganization") which established a new accounting basis. See
     "Management's Discussion and Analysis of Financial Condition and Results of
     Operations" for a discussion of the lack of comparability of periods before and after the Reorganization. Net income/loss per share for the periods prior to the Reorganization has not been presented as they are not considered to be meaningful.
(2) The period ended December 31, 1994 had ten more days than the normal six month period.
(3) Net of co-development funding from a stockholder of $5,177 and $4,283 for the years ended March 31, 1993 and 1994, respectively.
(4) The year ended March 31, 1993 includes a penalty payment of $2,000 related to a lease consolidation agreement.
(5) The period ended June 20, 1994 includes a $12,990 extraordinary gain resulting from the cancellation of liabilities in the Reorganization.
(6) The year ended December 31, 1996 includes charges of $4,632 resulting from the sale of the Company's wafer fabrication facility and $3,841 related to the Company's acquisition of NewLogic. See Note 11 and Note 6, respectively, of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATION
         ----------------------------------

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW

         Paradigm was founded in January 1987 and focused its initial development efforts primarily on high speed 256K and 1M SRAMs, producing its first prototype product in 1988. In July 1989, the Company began operating its wafer fabrication facility in San Jose, California and in April 1990 shipped its first commercial products, high speed 256K SRAMs. In July 1990 and October 1993, respectively, Paradigm began shipping 1M SRAMs and limited quantities of 4M SRAMs. On November 15, 1996, the Company sold its Fab to Orbit. See "Sale of Wafer Fabrication Facility."

         From its inception through its Reorganization in June 1994, the Company incurred substantial operating losses as it developed its technology and manufacturing processes. During this period, the Company incurred significant indebtedness to fund its operations, including capital expenditures associated with its wafer fabrication facility. This increasing indebtedness resulted in a significant increase in interest expense, which negatively impacted cash flow. In addition, the Company incurred operating losses due to manufacturing inefficiencies and a less than optimal sales mix that was comprised primarily of customers in lower margin markets. Specifically, prior to the Reorganization, many of the Company's suppliers temporarily suspended shipments or demanded payment in cash prior to delivery of products. In addition, due to the Company's urgent cash needs, it sold the majority of its high performance SRAM products into lower margin commodity markets, resulting in reduced sales and lower margins than would otherwise have been achievable. In January 1994, the Company concluded that it could not meet its debt obligations and began to develop a plan for restructuring its debt and capital structure.
See "Chapter 11 Reorganization."

         Prior to the Reorganization, Paradigm's new management team adopted a strategy of focusing on emerging markets for higher performance asynchronous and synchronous SRAMs and specialty products. This emphasis on the higher end of the SRAM market was facilitated by the Reorganization, which gave the Company the financial flexibility and time to target highend markets for its high performance products. As a result of Paradigm's change in marketing strategy, the Company made a transition from a customer base composed largely of contract manufacturers to one increasingly represented by market leading product developers, resulting in increased sales to the Company's targeted markets in the telecommunications, networking, workstation, high performance PC and military/aerospace industries.

         Beginning in late 1995 and continuing through 1997, the Company has experienced significant decreases in average selling prices for certain products. Such price decreases have had an adverse effect on the Company's operating results. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines.

CHAPTER 11 REORGANIZATION

         On February 23, 1994, the Company entered into a letter of intent with ACMA Limited ("ACMA") and a letter of intent with National Semiconductor Corporation ("NSC") to restructure its obligations and provide additional capital to the Company. On March 30, 1994 and pursuant to the ACMA letter of intent, the Company filed in the United States Bankruptcy Court for the Northern District of California (the "Court") a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 7, 1994, the Company filed its initial Plan of Reorganization with the Court. On May 24, 1994, after further negotiations between the Company and the Official Committee of Unsecured Creditors in its bankruptcy proceeding, the Company filed its Third Amended Joint Plan of Reorganization (the "Plan"). On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994.

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

SALE OF WAFER FABRICATION FACILITY

         In fiscal 1996, the Company adopted a strategy of having its products manufactured at outside foundries to provide greater flexibility and lower fixed costs. In that respect, on November 15, 1996, the Company sold its Fab to Orbit. Following the sale of the Fab, the Company and Orbit entered into a Wafer Manufacturing Agreement whereby Orbit supplied a quantity of wafers to the Company over a specified period of time.

         Orbit paid to the Company aggregate consideration of $20,000,000 consisting of $6.7 million in cash, assumption of $7.5 million of indebtedness associated with and secured by the Fab, and promissory notes in the aggregate principal amounts of $5.8 million. The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit over the proceeds received from Orbit, an accrual for professional fees, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other costs. See
Note 11 of Notes to Financial Statements.

         In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

         The Company also implemented a reduction in the work force of approximately 35 employees and took a charge of approximately $150,000 in the fourth quarter of 1997 associated with severance payments and other related costs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996.

SALES

         Sales decreased by 46% to $12.4 million in the year ended December 31, 1997, from $23.2 million in the year ended December 31, 1996. The Company experienced a significant downward trend in pricing during 1997 and 1996, caused by an excess supply relative to demand for certain SRAM products. The Company expects the downward price trend in the industry to continue. The decrease in unit prices was offset by a higher volume of units shipped in 1997 compared to 1996. Unit shipments increased by 33% from 1996 to 1997.

         The SRAM business is highly cyclical and has been subject to significant downturns at various times. These downturns have been characterized by diminished product demand, production overcapacity, intense competition and accelerated erosion of average selling prices.

GROSS PROFIT

         Gross profit increased to a profit of $503,000 in the year ended December 31, 1997, from a loss of $(13.2) million in the year ended December 31, 1996. As a percentage of sales, gross profit in the year ended December 31, 1997 was 4%, compared to (57%) for the year ended December 31, 1996. The increase in gross profit resulted primarily from the implementation of a strict company-wide cost reduction program which enabled the company to reduce its external wafer fabrication subcontract costs and internal test and assembly costs. During the year ended December 31, 1997, in response to the continuing erosion of average selling prices, the Company made lower of cost or market provisions of $650,000. During the year ended December 31, 1996, the Company provided lower of cost or market provisions of $2,475,000 and write-offs of $3,325,000 related to older generation SRAM products to reflect reduced product demand and current industry pricing trends.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased by 45% to $3.4 million in the year ended December 31, 1997, from $6.2 million in the year ended December 31, 1996. The decrease in expenses in 1997 resulted from headcount reductions, the decision in early 1997 to shut down product development associated with the NewLogic acquisition made in 1996, and a more direct focus on core SRAM products and markets. As a percent of sales, research and development expenses were approximately 27% in 1997 and 1996.

SELLING AND ADMINISTRATIVE

         Selling, General and Administrative expenses decreased by 48% to $4.9 million in the year ended December 31, 1997, from $9.5 million in the year ended December 31, 1996. The decrease resulted from headcount reductions and the Company's cost reduction program implemented in mid-1997.

OTHER OPERATING EXPENSES

         The Company recorded a loss of $4.6 million in the year ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit over the proceeds received from Orbit, an accrual for professional fees incurred to complete the transaction, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs to be incurred.

         In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic, a company which developed and manufactured logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 314,394 shares of the Company's common stock, with a market value of approximately $2,656,000, and approximately $825,000 in cash. In addition, the Company incurred transaction costs of approximately $237,000. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000. Approximately $3,841,000 of the purchase price in excess of the fair market value of the net tangible assets was allocated to in-process technology which the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles. The unamortized balance of these other intangibles was written off in connection of the shutdown of NewLogic in early 1997.

INTEREST EXPENSE

         Interest expense decreased to $370,000 in the year ended December 31, 1997, from $1.1 million in the year ended December 31, 1996. The decrease reflects the reduced level of debt in 1997 following the repayment of certain outstanding debt in 1996, and the Company's efforts to reduce its operating expenses and capital equipment spending in 1997.

OTHER (INCOME) EXPENSE, NET

         For the year ended December 31, 1997, other expenses, net, mainly consisted of losses on sales of, and write offs of, equipment. For the year ended December 31, 1996, other income, net, reflected interest income earned on the remaining portion of net proceeds of the Company's 1995 public offering and a gain on the sale of certain fixed assets.

TAXES

         The Company has a tax year that ends in March. In 1997 and 1996, the Company's effective tax rates were 0% and (3%), respectively. The 1996 tax benefit reflects the benefit at the statutory rate of the operating losses reduced by valuation allowances on tax losses not recognized due to the uncertainty of realizing the benefit of these losses. No net benefit was recognized in 1997.

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

GROSS PROFIT

         Gross profit decreased from $20.9 million in the year ended December 31, 1995 to a loss of ($13.2) million in the year ended December 31, 1996 and, as a percentage of sales, from 40% to (57%), respectively. The decrease in gross profit resulted principally from industry-wide pricing pressures experienced by the Company in 1996 caused by an oversupply in the SRAM marketplace. These pricing pressures directly impacted profits as average selling prices for the Company's products declined during the year ended December 31, 1996 when compared to 1995. In addition, during 1996 the Company provided lower of cost or market provisions of $2,475,000 and write-offs of $3,325,000 related to older generation SRAM products to reflect reduced product demand and current industry pricing trends.

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

OTHER INCOME, NET

         For the years ended December 31, 1996 and December 31, 1995, other income, net, reflects interest income earned on the investment of the net proceeds to the Company from its initial public offering. In addition, other income in 1996 includes a gain on the sale of fixed assets.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1997, the Company's operating, investing and financing activities used $126,000 of cash, compared to using cash of $3.4 million during the year ended December 31, 1996, and generating cash of $3.9 million during the year ended December 31, 1995.

         During the year ended December 31, 1997, $5.3 million of cash was used in operations, compared to the use of $15.6 million of cash during the year ended December 31, 1996 and $8.1 million in cash generated from operations in 1995. The $5.3 million of cash used by operations during the year ended December 31, 1997, was mainly attributed to the net loss for the year of $8.9 million and a reduction of accounts payable and other liabilities of $4.2 million, offset by non-cash charges of $1.7 million for depreciation and amortization, a loss of $1.7 million on the sale of and write off of fixed assets, a reduction in other assets of $4.3 million, including $3.1 million related to the sale of the wafer fabrication facility in 1996 and proceeds from a refund of Federal income taxes of $1.2 million. The $15.6 million of cash used by operations during the year ended December 31, 1996, was mainly attributable to the net loss for the year of $36.4 million and a reduction in other liabilities of $3.7 million, offset by non-cash charges of $5.7 million for depreciation and amortization, the write-off of in-process technology associated with the New Logic acquisition of $3.8 million, a loss of $4.6 million on the sale of the Company's wafer fabrication facility and a reduction of $6.1 million in accounts receivable that reflects the lower sales volume in 1996 compared to 1995. The $8.1 million of cash generated from operations during the year ended December 31, 1995, was mainly attributable to the net profit for the year of $5.3 million and an increase in accounts payable of $3.5 million as the Company re-established its relationship with suppliers subsequent to the 1994 Reorganization, and other liabilities (primarily income taxes payable) of $3.0 million. In addition, an increase of $5.7 million in accounts receivable was offset by non-cash charges of $5.1 million for depreciation and amortization.

         Investing activities generated $504,000 in 1997, compared to $9.7 million generated in 1996, and $30.8 million used in 1995. Funds generated in 1997 are primarily attributable to proceeds from the sale of fixed assets. In 1996, the sale of $19.9 million of short-term investments funded the Company's conversion of its wafer fabrication facility to 6" wafers ($14 million). In 1995, $18.7 million of short-term investments were purchased from the net proceeds of the Company's initial public offering in June of 1995. In addition, $13.7 million was used to convert the wafer fabrication facility to 6" wafers and expand the Company's test floor.

         Cash generated from financing activities amounted to $4.6 million during the year ended December 31, 1997, and resulted primarily from the issuance of Series A, B, and C Convertible Preferred Stock. Cash generated from financing activities in the amount of $2.5 million in 1996 resulted primarily from an increase of $2.0 million in borrowings from the Company's line of credit and the issuance of $11.3 million of notes payable, offset by $11.6 million of payments made on notes payable. Cash provided from financing activities in 1995 amounted to $26.8 million and is mainly attributable to the Company's initial public offering on June 28, 1995, which provided net proceeds to the Company of approximately $28.3 million, and issuance of notes payable ($9.3 million), partially offset by payments on capital leases ($7.7 million) and the decrease in a line of credit ($4.6 million). In addition, in April 1995 the Company sold a total of 425,000 shares of Common Stock to Atmel for an equity investment of $3.4 million.

         In November 1996, the Company replaced an existing line of credit with a new line of credit from Greyrock Business Credit with a borrowing limit of $6 million of which $513,000 was available at December 31, 1996. Borrowings under this line of credit were limited to up to 80% of eligible receivables and interest is at the greater of LIBOR plus 5.25% or 9%. At December 31, 1996, the outstanding balance under this line of credit was $2.0 million.

         In October 1997, the Company renewed its line of credit with Greyrock Business Credit, with some modifications. Borrowing is limited to the lesser of $5 million or the sum of (a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 70% of the amount of eligible receivables owing from distributors. The interest rate remained unchanged from the November 1996 agreement. The line of credit is subject to renewal again in October 1998, unless prior notice is given by either party to terminate the agreement. The line of credit is secured by the Company's trade receivables, inventory, equipment and general intangibles. At December 31, 1997, the outstanding balance under the line of credit was $1.7 million.

         In November 1996, the Company sold its wafer fabrication operations to Orbit. Orbit assumed $7.5 million of outstanding borrowings with the CIT Group that were secured by wafer fabrication equipment that was purchased. The Company used approximately $2.2 million of the cash proceeds from the sale of the wafer fabrication facility to pay off existing borrowings under lines of credit.

         The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for aggregate net proceeds of approximately $4,673,000. (See Note 7 of Notes to Financial Statements.) The Company believes that it will require additional cash infusion from similar private placements of equity or other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

         On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory approvals. If approved, the transaction is anticipated to be accounted for as a purchase of the Company by IXYS for financial reporting purposes.

LITIGATION

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         The Company is involved in various other litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the results of operations, existing sources of liquidity or the financial position of the Company.

FACTORS AFFECTING FUTURE RESULTS

         The Company's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors, including the timing of new product and process technology, announcements and introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of products sold, availability and costs of raw materials, industry-wide shifts in the supply of and demand for SRAMs, intellectual property disputes and litigation, and other risks, including risks disclosed in this Annual Report on Form 10-K and other filings with the Commission. There can be no assurance that the Company will be able to effectively compete in the future against existing or potential competitors or that the Company's operating results or financial condition will not continue to be adversely affected by increased price competition.

         The semiconductor industry is highly cyclical and has been subject to significant downturns at various times and by diminished product demand, production overcapacity and accelerated erosion of average selling prices. During 1996 and 1997, the Company experienced, and expects it will continue to experience, significant decreases in selling prices for its SRAM products. Such price decreases could have a material adverse effect on the Company's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS must be made beginning with the first quarter of fiscal 1998 and will have no impact on the Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in fiscal 1998.

YEAR 2000

         The Year 2000 issue arises because most computer hardware and software was developed without considering the impact of the upcoming change in the century. The hardware and software were originally designed to accept two-digit entries rather than four-digit entries in the date code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999 and thus, will interpret dates beginning January 1, 2000 to represent January 1, 1900. This could potentially result in computer failure or miscalculations, causing operating disruptions, including among other things, a temporary inability to process transactions, send invoices or engage in other ordinary activities.

         The Company has evaluated all of its computer software and database software to identify modifications, if any, that may be required to address Year 2000 issues. The Company does not believe there is significant risk associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, each of whom has indicated that its software is Year 2000 compliant. The Company intends to test all of its software programs during the first two quarters of 1998 to ensure that each will work in conjunction with the other after December 31, 1999. If unforeseeable problems arise during the testing phase, the Company intends to have them corrected prior to the end of the 1998 calendar year. The Company does not expect the financial cost associated with any required modifications to have a material adverse impact on the Company's results, operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         -----------------------------------------------------
         RISK
         ----

         Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF PARADIGM TECHNOLOGY, INC.

         In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Paradigm Technology, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will require additional cash to fund 1998 operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Price Waterhouse LLP

San Jose, California
February 21, 1998, except as to
Note 13, which is as of March 9, 1998.

                                 BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                                     December 31,
                                                                            ---------------------------
                                                                                 1996           1997
                                                                            ------------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents.............................................    $        587    $       461
  Accounts receivable, net of allowances of $1,569 and $65..............           2,800          2,705
  Accounts receivable, related party....................................             137             --
  Inventory.............................................................           2,472          2,580
  Prepaid expenses and other............................................           4,918            544
                                                                            ------------    -----------
      Total current assets..............................................          10,914          6,290
  Property and equipment, net...........................................           6,638          2,737
  Other assets..........................................................             190            263
                                                                            ------------    -----------
                                                                            $     17,742    $     9,290
                                                                            ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Line of credit........................................................    $      2,015    $     1,719
  Accounts payable......................................................           6,103          2,177
  Accounts payable, related party.......................................             140             --
  Accrued expenses and other liabilities................................           2,766          1,787
  Current portion of debt obligations...................................             282            192
                                                                            ------------    -----------
      Total current liabilities.........................................          11,306          5,875
  Debt obligations, net of current portion..............................              92            342
  Deferred rent.........................................................              --             64
                                                                            ------------    -----------
      Total liabilities.................................................          11,398          6,281
                                                                            ------------    -----------
  Commitments and contingencies (Notes 10 and 12)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized, -0- and
      257 shares issued and outstanding.................................              --             --
  Common stock, $0.01 par value; 25,000,000 shares authorized;
      7,225,000 and 11,601,000 shares issued and outstanding............              72            116
  Additional paid-in capital............................................          36,226         43,065
  Accumulated deficit...................................................         (29,954)       (40,172)
                                                                            ------------    -----------
      Total stockholders' equity........................................           6,344          3,009
                                                                            ------------    -----------
                                                                            $     17,742    $     9,290
                                                                            ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                          Year Ended December 31,
                                                                  ---------------------------------------
                                                                      1995         1996          1997
                                                                  ----------    ----------    -----------

Sales, net.....................................................   $   51,923    $   23,202    $    12,449
Cost of goods sold.............................................       31,033        36,364         11,946
                                                                  ----------    ----------    -----------
Gross profit (loss)............................................       20,890       (13,162)           503
                                                                  ----------    ----------    -----------
Operating expenses:
  Research and development.....................................        4,621         6,243          3,406
  Selling, general and administrative..........................        8,107         9,497          4,920
  Loss on sale of wafer fabrication facility...................           --         4,632             --
  Write-off of in-process technology acquired..................           --         3,841             --
                                                                  ----------    ----------    -----------
      Total operating expenses.................................       12,728        24,213          8,326
                                                                  ----------    ----------    -----------
Operating income (loss)........................................        8,162       (37,375)        (7,823)
Interest expense...............................................        1,369         1,121            370
Other (income) expense, net....................................         (615)         (946)           718
                                                                  ----------    ----------    -----------
                                                                       7,408       (37,550)        (8,911)

Provision (benefit) for income taxes...........................        2,145        (1,125)            --
                                                                  ----------    ----------    -----------
Net income (loss)..............................................        5,263       (36,425)        (8,911)

Accretion related to Preferred Stock...........................           --            --         (1,307)
                                                                  ----------    ----------    -----------
Net income (loss) attributable to common shareholders..........   $    5,263    $  (36,425)   $   (10,218)
                                                                  ----------    ----------    ============
Net income (loss) per share:
  Basic........................................................   $     1.39    $    (5.16)   $     (1.19)
                                                                  ----------    ----------    -----------
  Diluted......................................................   $     0.91    $    (5.16)   $     (1.19)
                                                                  ----------    ----------    -----------
Weighted average common shares outstanding:
  Basic........................................................        3,784         7,060          8,610
                                                                  ----------    ----------    -----------
  Diluted......................................................        5,760         7,060          8,610
                                                                  ----------    ----------    -----------


   The accompanying notes are an integral part of these financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (in thousands, except Preferred Stock shares)

                                                                                                      Retained
                                          Preferred Stock          Common Stock       Additional      Earnings
                                      -----------------------  -------------------      Paid In     (Accumulated
                                         Shares      Amount     Shares     Amount       Capital       Deficit)          Total
                                      ------------  ----------  ---------  --------   -----------   ---------------  ----------
Balance, December 31, 1994..........    6,400,000   $     960        589   $   177    $        --   $        1,208   $   2,345
Reincorporation in Delaware ........           --         --          --      (171)           171               --          --
Initial public offering of common
  stock, net of costs...............           --         --       2,300        23         28,281               --      28,304
Conversion of preferred stock to
  common stock......................   (6,400,000)      (960)      3,200        32            928               --          --
Issuance of stock pursuant to Atmel
  agreement.........................           --         --         425         4          3,396               --       3,400
Stock options exercised.............           --         --          85         1             36               --          37
Net income..........................           --         --          --        --             --            5,263       5,263
                                      -----------   --------    --------   -------    -----------    -------------   ---------
Balance, December 31, 1995..........           --         --       6,599        66         32,812            6,471      39,349
Issuance of common stock to
  acquire New Logic.................           --         --         314         3          2,653               --       2,656
Issuance of common stock under
  employee stock plans..............           --         --         312         3            761               --         764
Net loss............................           --         --          --        --             --          (36,425)    (36,425)
                                      -----------   --------    --------   -------    -----------    -------------   ---------
Balance, December 31, 1996..........           --         --       7,225        72         36,226          (29,954)      6,344
Issuance of convertible preferred
  stock, net of offering costs......          500         --          --        --          4,673               --       4,673
Issuance of common stock upon
  conversion of preferred...........         (243)        --       3,756        38           (38)               --          --
Issuance of common stock in
  payment of accounts payable.......           --         --         505         5            799               --         804
Issuance of common stock under
  employee stock plans..............           --         --          65         1             48               --          49
Issuance of common stock upon
  exercise of warrants..............           --         --          50        --             50               --          50
Accretion related to preferred stock           --         --          --        --          1,307           (1,307)         --

Net loss............................           --         --          --        --             --           (8,911)     (8,911)
                                      -----------   --------    --------   -------    -----------    -------------   ---------

Balance, December 31, 1997..........          257   $     --      11,601   $   116    $    43,065    $     (40,172)  $   3,009
                                      ===========   ========    ========   =======    ===========    =============   =========


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                       -----------------------------------------
                                                                           1995           1996         1997
                                                                       ------------   -----------    -----------
Cash flows from operating activities:
  Net income (loss).................................................   $     5,263    $  (36,425)    $   (8,911)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization.................................         5,141         5,716          1,668
      Provision for doubtful accounts...............................            90         1,372             92
      Loss on sale of wafer fabrication facility....................            --         4,632             --
      Write off in-process technology...............................            --         3,841             --
      Loss (gain) on sale of and write-off of fixed assets..........            --          (532)         1,727
      Changes in operating assets and liabilities:
      Accounts receivable...........................................        (5,680)        6,115            140
      Inventory.....................................................          (814)        1,430           (108)
      Other assets..................................................        (1,361)          (48)         4,301
      Accounts payable..............................................         3,475         2,023         (3,260)
      Pre-1994 reorganization liabilities paid......................        (1,007)          (34)            --
      Other liabilities.............................................         3,012        (3,723)          (915)
                                                                       -----------    ----------     ----------
  Net cash provided by (used in) operating activities before
      reorganization items paid.....................................         8,119       (15,633)        (5,268)
      Reorganization items paid.....................................          (189)           --             --
                                                                       -----------    ----------     ----------
         Net cash provided by (used in) operating activities........         7,930       (15,633)        (5,268)
                                                                       -----------    ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment...............................       (13,609)      (13,985)          (432)
  Purchase of short-term investments................................       (18,689)       (2,672)            --
  Sale of short-term investments....................................         1,491        19,870             --
  Sale of fixed assets..............................................            --           549            936
  Proceeds from sale of wafer fabrication facility..................            --         6,665             --
  Acquisition of NewLogic, net of cash acquired.....................            --          (723)            --
                                                                       -----------    ----------     ----------
      Net cash provided by (used) by investing activities...........       (30,807)        9,704            504
                                                                       -----------    ----------     ----------
Cash flows from financing activities:
  Line of credit increase (decrease)................................        (4,623)        2,015           (296)
  Payments on capital leases........................................        (7,747)           --           (147)
  Issuance of notes payable.........................................         9,300        11,339            442
  Principal payments on notes payable...............................        (1,914)      (11,601)          (135)
  Issuance of common stock..........................................        31,741           748             99
  Issuance of preferred stock.......................................            --            --          4,673
                                                                       -----------    ----------     ----------
      Net cash provided by financing activities.....................        26,757         2,501          4,636
                                                                       -----------    ----------     ----------
      Net increase (decrease) in cash and cash equivalents..........         3,880        (3,428)          (126)
Cash and cash equivalents:
  Beginning of period...............................................           135         4,015            587
                                                                       -----------    ----------     ----------
  End of period.....................................................   $     4,015    $      587     $      461
                                                                       ===========    ----------     ----------
Supplemental information:
  Interest paid.....................................................   $     1,335    $    1,291     $      370
                                                                       -----------    ----------     ----------
  Income taxes paid.................................................   $       348    $    1,067     $       --
                                                                       -----------    ----------     ----------
Supplemental disclosure of non-cash items:
  Issuance of warrant in connection with sale of
      Convertible Preferred Stock...................................                                 $       67
                                                                                                     ----------
  Accretion related to Convertible Preferred Stock..................                                 $    1,307
                                                                                                     ----------
  Conversion of accounts payable to common stock....................                                 $      804
                                                                                                     ----------


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS BUSINESS:

         Paradigm Technology, Inc. ("Paradigm" or the "Company") was originally incorporated in California in January 1987. Pursuant to the May 24, 1994, Third Amended Joint Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code, amended Articles of Incorporation were filed. On June 7, 1994, the Court confirmed the Plan, which became effective on June 21, 1994. The Company reincorporated in Delaware effective June 22, 1995, which involved the exchange of the Company's post-Reorganization common and preferred stock into shares of the Delaware Company stock. Pursuant to the reincorporation, the Company has authorized 25,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock.

         The Company markets high speed, high density Static Random Access Memory ("SRAM") products for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

         The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. From the latter part of 1995 through 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

         The selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing during 1996 and 1997 which was not within the control of the Company. The Company could continue to experience a downward trend in product pricing which could further adversely effect the Company's operating results.

         The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock for net proceeds of approximately $4,673,000. The Company believes that it will require additional cash infusion from similar or related private placements and other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements in 1998. See
Note 13.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As of December 31, 1996 and 1997, the Company had no short-term investments.

CONCENTRATION OF CREDIT RISK

         Export sales, primarily to Europe and the Far East, represent 28%, 25%, and 12% of total sales for the years ended December 31, 1995, December 31, 1996, and December 31, 1997, respectively. The Company's sales have been denominated in U.S. dollars.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The following table summarizes the percentage of net sales to significant customers:

                                 Year Ended December 31,
                         ----------------------------------------
                            1995           1996           1997
                         ----------     ----------     ----------

Customer A                   28%            25%            --
Customer B                   --             13%            15%
Customer C                   --             13%            --
Customer D                   --             --             16%
Customer E                   --             --             16%
Customer F                   --             --             10%


         As of December 31, 1996, accounts receivable from three customers accounted for approximately 16%, 17% and 18% of total gross accounts receivable, respectively. As of December 31, 1997, accounts receivable from three customers accounted for approximately 25%, 25%, and 15% of total gross accounts receivable, respectively. The Company maintains allowances for potential credit losses based upon expected collectibility of all accounts receivable.

INVENTORY

         Inventory is stated at the lower of cost (determined on a first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, net of certain equipment impairment charges. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

         Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121"), the Company reviews long-lived assets, including the identifiable intangible assets and goodwill and will record impairment charges, whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

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

STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides additional pro forma disclosures as required by FAS 123.

NET INCOME (LOSS) PER SHARE

         During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of both Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options, warrants and Convertible Preferred Stock. Net income (loss) per share for all prior periods presented has been restated to conform to the provisions of SFAS 128.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                  1995           1996             1997
                                                              -----------    ------------      -----------
                                                                  (in thousands, except per share data)

Net income (loss)........................................     $     5,263    $    (36,425)     $    (8,911)
Accretion related to Convertible Preferred Stock.........              --              --           (1,307)
                                                              -----------    ------------      -----------
Net income attributable to common shareholders...........     $     5,263    $    (36,425)     $   (10,218)
                                                              ===========    ============      ===========
Shares calculation:
Average shares outstanding--basic.........................          3,784           7,060            8,610
Effect of dilutive securities:
   Stock options and warrants............................             376              --               --
   Convertible Preferred Stock...........................           1,600              --               --
                                                              -----------    ------------      -----------
Average shares outstanding--diluted.......................          5,760           7,060            8,610
                                                              ===========    ============      ===========
Net income (loss) per share--basic........................    $      1.39    $      (5.16)     $     (1.19)
                                                              ===========    ============      ===========
Net income (loss) per share--diluted......................    $      0.91    $      (5.16)     $     (1.19)
                                                              ===========    ============      ===========

         Options to purchase 1,129,000 shares of common stock at prices ranging from $0.25 to $2.06 per share were outstanding during 1997 and approximately 10,670,000 shares issuable on the conversion of the 257 shares of Convertible Preferred Stock, based on the conversion factor at December 31, 1997, were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS must be made beginning with the first quarter of fiscal 1998 and will have no impact on the Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in fiscal 1998.

NOTE 3 -- BALANCE SHEET DETAIL:
(in thousands)

                                                              December 31,
                                                     -------------------------------
                                                         1996               1997
                                                     ------------       ------------
Inventory:
         Raw materials.........................      $         16       $         --
         Work in process.......................             1,778              1,562
         Finished goods........................               678              1,018
                                                     ------------       ------------
                                                     $      2,472       $      2,580
                                                     ============       ============

Property and equipment:
         Machinery and equipment...............      $      9,488       $      4,081
         Leasehold improvements................                --                245
         Furniture and fixtures................                19                115
                                                     ------------       ------------
                                                            9,507              4,441
         Less accumulated depreciation.........            (2,869)            (1,704)
                                                     ------------       ------------
                                                     $      6,638       $      2,737
                                                     ============       ============

Accrued Liabilities:
         Accrued payroll and commissions.......      $        804       $        366
         Other.................................             1,962              1,421
                                                     ------------       ------------
                                                     $      2,766       $      1,787
                                                     ============       ============


NOTE 4 -- RELATED PARTY TRANSACTIONS:

         As a result of the Company's 1994 reorganization, certain of the Company's creditors became stockholders. Transactions with stockholders consist of the following:

         During the years ended December 31, 1995, 1996 and 1997, the Company purchased product with a value of $3,237,000, $6,111,000 and $2,667,000, respectively, from NKK Corporation ("NKK"). There was no amount due NKK at December 31, 1996 or December 31, 1997.

         In April 1995, NKK and the Company modified their previous technology license and development agreements. This 1995 agreement provides for payment of royalties to the Company by NKK on certain quantities of 1M SRAM's sold and, with certain exceptions, cancels further obligations of each party to deliver technology improvements or design updates to the other.

         On April 28, 1995, pursuant to certain agreements with certain of the Company's stockholders, Atmel Corporation ("Atmel") acquired 425,000 shares of common stock from the Company, 300,000 shares of common stock from certain stockholders of the Company who had been unsecured creditors of the Company as of the reorganization, and 128,050 shares of common stock from the Company's equipment lessors all of which shares were purchased at a price of $8.00 per share (the "Atmel Stock"). Atmel also acquired certain warrants to purchase 175,000 shares of common stock at an exercise price of $1.00 per share, for a purchase price of $7.00 per share subject to the warrants. In connection with these transactions, the Company entered into an Agreement with Atmel (the "Stock Purchase Agreement") pursuant to which Atmel agreed to certain transfer restrictions for a period of three years. Atmel also agreed to certain standstill provisions, including an agreement not to increase its beneficial ownership above 19.9% of the voting power of the Company on a fully diluted basis for a period of five years from the date of the Stock Purchase Agreement. The foregoing restrictions terminate on the date on which a person or entity acquires more than 50% of the voting power of the Company. In addition, Atmel agreed that, for a period of ten years from the date of the Stock Purchase Agreement, it will vote the Atmel Stock in proportion to the votes cast by the other stockholders of the Company, except with respect to certain material events. The voting and standstill restrictions terminate at such time as Atmel beneficially owns less than 5% of the common stock of the Company. On April 28, 1995, Atmel also entered into a Licensing and Manufacturing Agreement (the "Agreement") with the Company. This Agreement provides Atmel with a nonexclusive, royalty bearing license to manufacture, use and sell certain of the Company's products. The royalty fee is based on a percentage of the average selling price of the products sold. In addition, under the Agreement, a certain wafer manufacturing capacity per week has been made available to the Company by Atmel. The Agreement does not include a purchase commitment by the Company. However, to the extent the Company provides Atmel with its three-month demand forecast, it is committed to purchase the three-month forecasted quantities. No obligation to purchase wafers existed as of December 31, 1997. The price of the wafers has been fixed at the current fair market value. The Agreement expires on April 28, 2000. There were no purchases from Atmel in 1997, and there was no amount due Atmel at December 31, 1997. The value of product purchased from Atmel in the year ended December 31, 1996 was $429,000 of which $140,000 is included in the accounts payable, related party balance at December 31, 1996.

NOTE 5 -- LINE OF CREDIT AND DEBT OBLIGATIONS:

         In November 1996, the Company replaced an existing line of credit with a new line of credit from Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this line of credit were limited to 80% of eligible receivables and interest was at the greater of LIBOR plus 5.25% or 9%. At December 31, 1996, the outstanding balance under this line of credit was $2,015,000.

         In October 1997, the Company renewed its line of credit with Greyrock Business Credit. Borrowing is limited to the lesser of $5,000,000 or the sum of (a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 70% of the amount of eligible receivables owing from distributors. The interest rate remained unchanged from the November 1996 agreement. The line of credit is subject to renewal again in October 1998, unless prior
                                      -49-
notice is given by either party to terminate the agreement. The line of credit is secured by the Company's trade receivables, inventory, equipment and general intangibles. At December 31, 1997, the outstanding balance under the line of credit was $1,719,000.

         Debt obligations aggregating $534,000 consist of outstanding promissory notes which bear interest at rates ranging from 8.0% to 19.8% at December 31, 1997, and were repayable at various dates through 1999. These notes are secured by the related equipment purchased.

NOTE 6 -- NEWLOGIC ACQUISITION

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

         The Company accounted for this acquisition using the purchase method of accounting and accordingly, the results of operations and cash flows of the acquisition were included only from the date of acquisition. Excluding the $3,841,000 write-off of purchased in-process technology, the pro forma impact on the Company's results of operations had the acquisition been consummated on January 1, 1995 was not materially different from the results presented in the accompanying statement of operations.

NOTE 7 -- CONVERTIBLE PREFERRED STOCK

         On January 23, 1997, the Company sold a total of 200 shares of Series A Preferred Stock in a private placement, at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Series A Preferred Stock includes cumulative dividends at 5% per annum. The Series A Preferred Stock also includes an embedded discount on conversion which was accreted from the issuance date through April 23, 1997, the date upon which the Series A Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends were treated as a charge to accumulated deficit. Also in connection with the sale of the Series A Preferred Stock the Company issued a warrant to purchase 150,000 shares of its Common Stock for $4.125 per share. The warrant is exercisable until January 22, 2000. The Company valued these warrants at $67,000 using the Black/Scholes option pricing model.

         The Series A Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series A Preferred Stock being converted by (B) the Series A Conversion Price in effect at the time of conversion. The "Series A Conversion Price" is equal to the lower of (i) $2.25 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series A Preferred Stock. During 1997, the holders of the Series A Preferred Stock converted 149 shares of the Series A Preferred Stock into 2,396,052 shares of the Company's Common Stock. As of December 31, 1997, there were 51 shares of the Series A Preferred Stock outstanding.

         On July 22, 1997, the Company sold a total of 200 shares of Series B Preferred Stock in a private placement at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Series B Preferred Stock includes cumulative dividends at 5% per annum. The Series B Preferred Stock also includes an embedded discount on conversion which was accreted from the issuance date through September 10, 1997, the date upon which the Series B Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends have been treated as a charge to accumulated deficit.

         The Series B Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series B Preferred Stock being converted by (B) the Series B Conversion Price in effect at the time of conversion. The "Series B Conversion Price" will be equal to the lower of (i) $1.375 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series B Preferred Stock. During 1997, the holders of the Series B Preferred Stock converted 94 shares of the Series B Preferred Stock into 1,360,404 shares of the Company's Common Stock. As of December 31, 1997, there were 106 shares of the Series B Preferred Stock outstanding.

         The Series A Preferred Stock and Series B Preferred Stock agreements contained restrictions on the number of shares of Common Stock that were issuable on the conversion of the Series A Preferred Stock and Series B Preferred Stock. Shares of Preferred Stock which were not convertible as a result of these restrictions were redeemable by the Company for cash. On September 26, 1997 at a Special Meeting of Shareholders, the Stockholders approved the elimination of the restrictions on the number of shares of Common Stock issuable on the conversion of the Series A Preferred Stock and Series B Preferred Stock.

         On November 27, 1997, the Company sold a total of 100 shares of Series C Preferred Stock in a private placement at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $923,000. The Series C Preferred Stock includes cumulative dividends at 5% per annum. The Series C Preferred Stock also includes an embedded discount on conversion which was accreted from the issuance date through January 27, 1998, the date -51-upon which the Series C Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends have been treated as a charge to accumulated deficit.

         The Series C Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series C Preferred Stock being converted by (B) the Series C Conversion Price in effect at the time of conversion. The "Series C Conversion Price" will be equal to the lower of (i) $0.59 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series C Preferred Stock. During 1997, none of the Series C Preferred Stock was converted into shares of the Company's Common Stock.

NOTE 8 -- STOCK COMPENSATION PLANS:

         The 1994 Stock Option Plan ("Option Plan") was established on June 21, 1994. Under the Option Plan, the maximum aggregate number of shares which may be issued under the Option Plan upon exercise of options is 1,498,000 shares (subject to a 3% increase each January 1st). Nonstatutory stock options may be granted to employees, outside directors and consultants, whereas incentive stock options can only be granted to employees. Options are generally granted at fair market value subject to the following:

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

         The Option Plan separately reserves 150,000 shares of common stock for option grants to outside directors. Grant of options to the Company's outside directors are made upon appointment to the Board of Directors and in annual increments thereafter. The exercise price of options granted is the fair market value at the date of grant.

         Nonstatutory stock option activity under the Option Plan was as follows (in thousands):

                                                     1995                 1996                 1997
                                               ----------------     ----------------     ---------------

Outstanding at beginning of period........                 730                  896                1,136
         Granted..........................                 414                1,175                1,050
         Canceled.........................                (163)                (700)              (1,084)
         Exercised........................                 (85)                (235)                 (39)
                                               ---------------      ---------------      ---------------
Outstanding at December 31................                 896                1,136                1,063
                                               ---------------      ---------------      ---------------
Exercisable at December 31................                 384                  298                  416
                                               ---------------      ---------------      ---------------
Available for Grant at December 31........                 307                  149                  184
                                               ---------------      ---------------      ---------------


         Weighted average option exercise price information for the years 1995, 1996 and 1997 as follows:

                                                     1995                 1996                 1997
                                               ----------------     ----------------     ----------------

Outstanding at beginning of period........     $           0.32     $           4.30     $           4.54
Granted during the year...................                10.26                 6.20                 1.53
Canceled during the year..................                 3.35                 8.24                 4.85
Exercised during the year.................                 0.43                 0.58                 0.30
Outstanding at December 31................                 4.30                 4.54                 1.22
Exercisable at December 31................                 1.36                 2.77                 1.17


         Significant option groups outstanding at December 31, 1997, and related weighted average price and life information follows (options in thousands):



                                                                                 Weighted
                                    Outstanding            Exercisable           Average
                                -------------------   --------------------      Remaining
   Exercise Prices               Shares     Price       Shares      Price      Life (Years)
-------------------------       --------   --------   ----------  --------     ------------

$0.25-0.30...............          303     $  0.28         166    $   0.30          8.1
$0.31-1.31...............          248        1.15          45        1.09          9.5
$1.38-1.81...............          216        1.46          63        1.48          9.4
$1.88....................            4        1.88           0           0          9.2
$2.06....................          291        2.06         142        2.06          8.0


         Options granted vest over a period of four years. The term of the options shall be no longer than 10 years. All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 was $5.34, $2.74 and $1.44 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                   1995        1996         1997
                                ---------    --------     -------

Expected life (years).......         5           5           5
Risk free interest rate.....       6.9%        6.6%         6.2%
Volatility..................        48%         50%         168%
Dividend yield..............        --          --          --

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

         Under the ESPP, the purchase price of the common stock will be equal to 85% of the lower of (i) the market price of common stock immediately before the beginning of the applicable participation period or (ii) the market price of common stock at the time of purchase. In general, each participation period is 24 months long, with a new participation period beginning every six months. During 1996 and 1997, 76,783 and 25,000 shares were issued under the plan. The fair value of the employee's purchase rights was estimated using the Black-Scholes model with the following assumptions for 1995, 1996 and 1997, respectively; dividend yield of 0% in all years; an expected life of two years for each purchase period; expected volatility of 48%, 50% and 168%; and risk free interest rates of 6.2%, 6.3% and 6.2%. The weighted-average fair value of these purchase rights granted in 1995, 1996 and 1997 was $5.37, $4.78 and $1.87, respectively.

         Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                            1995          1996          1997
                                                         ----------   -----------    ----------

Net income (loss):
         As reported.................................    $   5,263    $  (36,425)    $  (8,911)
         Pro forma...................................        5,024       (37,272)       (9,704)

Diluted Net income (loss) per share:
         As reported.................................    $    0.91    $    (5.16)    $   (1.19)
         Pro forma...................................         0.87         (5.28)        (1.28)


NOTE 9 -- INCOME TAXES:

         The provision (benefit) for income taxes consists of the following (in thousands):

                                              Year Ended December 31,
                                       --------------------------------------
                                          1995          1996          1997
                                       ----------   -----------    ----------

Federal:
         Current.................     $    1,673    $   (1,125)    $       --
State:
         Current.................            472            --             --
                                      ----------    ----------     ----------
                                      $    2,145    $   (1,125)    $       --
                                      ==========    ==========     ==========


         The components of the net deferred tax asset were as follows (in thousands):

                                                         December 31,
                                                  ---------------------------
                                                      1996            1997
                                                  -----------     -----------

Inventory and other reserves.................     $     3,052     $       899
Depreciation and capital leases..............             972             328
Other........................................             551             122
Net operating losses.........................          13,885          20,232
                                                  -----------     -----------
                                                       18,460          21,581
Less valuation allowance.....................         (18,460)        (21,581)
                                                  -----------     -----------
                                                  $        --     $        --
                                                  ===========     ===========

         The Company's effective tax rate for 1995, 1996 and 1997 was 29%, (3%) and (0%), respectively. This rate differs from the federal statutory rate due principally to the following:

                                                              Year Ended December 31,
                                                             ------------------------
                                                             1995     1996       1997
                                                             ----     ----       ----

Tax at statutory rate..............................           34%     (34)%      (34)%
State taxes, net of federal benefit................            6       (6)        (6)
Tax losses not recognized..........................          (11)      37         40
                                                             ----     ----       ----

Net operating losses and tax credits utilized......           29%      (3)%        0%
                                                             ====     ====       ====

         The Company has established a valuation allowance equal to its deferred tax assets on the basis that realization of such assets is not probable. Management's assessment is based on the Company's current net operating losses.

         The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company experienced ownership changes as a result of the Reorganization of the Company in 1994. As a result of the conversion of Preferred Stock to Common Stock, the Company experienced a change in ownership subsequent to December 31, 1997. As a result of this change in ownership, approximately $4 million of net operating losses will be available to the Company through 2012.


NOTE 10  -- CAPITAL LEASE OBLIGATIONS AND COMMITMENTS:

         In December 1996, the Company entered into an agreement to lease its new principal administrative facility under an operating lease expiring in 2002. Future minimum payments under noncancelable operating leases at December 31, 1997 are as follows (in thousands):

           Year Ending
           December 31,       Operating Leases
          --------------      ----------------
               1998                 $  460
               1999                    473
               2000                    485
               2001                    490
               2002                     40
                                   -------
                                    $1,948
                                   =======

         Rent expense for the years ended December 31, 1995, 1996 and 1997 was $715,000, $680,000 and $475,000, respectively.

NOTE 11 -- SALE OF WAFER FABRICATION FACILITY

         The Company recorded a loss of $4.6 million in the quarter ended December 31, 1996 as a result of the sale of its wafer fabrication facility. This charge included the excess of the net book value of leasehold improvements, wafer fabrication equipment, fabrication work in process inventory and other assets sold to Orbit Semiconductor, Inc. ("Orbit") over the proceeds received from Orbit, professional fees, a reserve for an adverse purchase commitment related to the wafer manufacturing agreement and accruals for other estimated costs.

         Orbit paid to the Company aggregate consideration of $20 million consisting of $6.7 million in cash, assumption of $7.5 million of indebtedness associated with and secured by the Fab, and promissory notes in the principal amounts of $4.8 million and $1.0 million.

         The $4.8 million promissory note was issued in connection with a wafer supply agreement that required Orbit to supply Paradigm with approximately 9,750 of certain fabricated wafers through May 1997 at $500 per wafer purchased by Paradigm. In accordance with the terms of the promissory note and wafer supply agreement, for each wafer purchased from Orbit no cash payment was required to be made, however, the amount of the promissory note receivable was reduced by $500 for each wafer purchased. Accordingly, as Paradigm purchased wafers from Orbit, the outstanding balance of the promissory note receivable was reduced and inventory was recorded. No balance remained on this note at December 31, 1997.

         The $1.0 million promissory note was held in escrow to satisfy certain representation and warranties made by the Company. In July 1997, the Company negotiated an accelerated payment on the $1.0 million promissory note held in escrow. As part of the agreement, the Company allowed Orbit to retain $250,000 for repairs on equipment purchased as part of the Fab sale and certain additional amounts for other matters, and Paradigm received a net payment of $750,000 in 1997. No balance remained on this note at December 31, 1997.

         In connection with the sale of the Fab, substantially all of the 109 employees associated with the Fab were terminated and became employees of Orbit. No severance payments were made to employees transferred to Orbit.

NOTE 12  -- LITIGATION:

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty, and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On

September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, several former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         The Company is involved in various other litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 13  -- SUBSEQUENT EVENTS:

         In January and February, 1998, holders of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock converted additional shares of the Preferred Stock into the Company's Common Stock, as follows:

                         Shares of               Shares of
                      Preferred Stock          Common Stock
       Series            Converted                Issued
     ----------       ---------------          ------------

         A                  21                    1,075,647
         B                  38                    1,668,402
         C                  15                      527,003

         On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory approvals. If approved, the transaction is anticipated to be accounted for as a purchase of the Company by IXYS for financial reporting purposes.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Directors of the Registrant.
              ---------------------------

         MICHAEL GULETT, 45, the Company's President and Chief Executive Officer, joined Paradigm in March 1992. Mr. Gulett, was elected President in February 1993, was appointed Chief Executive Officer in July 1993 and was appointed to the board in March 1994. Prior to joining Paradigm, Mr. Gulett was a consultant from May 1989 until March 1992. From July 1987 until May 1989, Mr. Gulett was the Director of ASIC Operations at VLSI Technology, Inc., a semiconductor manufacturer. He has also worked for NCR Microelectronics, California Devices, Intel Corporation and Burroughs Corporation. Mr. Gulett received his B.S. in electrical engineering from the University of Dayton.

         GEORGE J. COLLINS, 55, has served as a Director of the Company since October 1995. Mr. Collins has been a professor of electrical engineering at Colorado State University since 1973. Mr. Collins is a Fellow with the American Physical Society and the Institute of Electrical Engineers. Mr. Collins is a Director of Quantum Research Corporation. Mr. Collins received his B.S.E.E. from Manhattan University and his M.S. and Ph.D. in engineering from Yale University.

         JAMES L. KOCHMAN, 48, has served as Director of the Company since June 1994 and has been a partner with the investment banking firm of Alliant Partners LLP (formerly, Bentley, Hall, Von Gehr International) since April 1992. He was formerly President and Chief Executive Officer of TEKNA/S-TRON, a consumer products company. Prior to joining TEKNA, he spent six years with FMC Corporation in a variety of corporate staff and operating assignments, including Director of Manufacturing and Director of Technology and Business Development with FMC's Ordinance Division in San Jose. Previously Mr. Kochman worked for International Harvester Company. Mr. Kochman received his B.S. in mechanical engineering from the University of Illinois and an M.B.A. from the University of Chicago.

         (b)  Executive Officers of the Registrant.
              ------------------------------------

         MICHAEL GULETT, the Company's President and Chief Executive Officer, joined Paradigm in March 1992. Mr. Gulett was elected President in February 1993, was appointed Chief Executive Officer in July 1993 and was appointed to the board in March 1994. Prior to joining Paradigm, Mr. Gulett was a consultant from May 1989 until March 1992. From July 1987 until May 1989, Mr. Gulett was the Director of ASIC Operations at VLSI Technology, Inc., a semiconductor manufacturer. He has also worked for NCR Microelectronics, California Devices, Intel Corporation and Burroughs Corporation. Mr. Gulett received his B.S. in electrical engineering from the University of Dayton.

         DAVID G. CAMPBELL has served as Paradigm's Vice President of Finance and Chief Financial Officer since April 1997. For the year prior to joining Paradigm, Mr. Campbell was Vice President of Finance and Administration of Image Quest Technologies, Inc., a flat-panel display company. From September 1987, to April 1996, Mr. Campbell was Vice President of

Finance and Administration and Chief Financial Officer of Ascent Logic Corporation, a system design engineering software company. Mr. Campbell holds a B.S. degree in Accounting from La Salle College, an M.B.A. from San Jose State University, and a Ph.D. in Business Administration from La Salle University. Mr. Campbell also holds C.P.A. and C.M.A. certifications.

         JAMES H. BOSWELL has served as Paradigm's Vice President, Sales for Europe since October 1997. Mr. Boswell who has also served as Paradigm's Vice President, Sales and Marketing from December 1996 to October 1997, joined the Company in November 1995 as Director of Marketing. Prior to joining Paradigm, Mr. Boswell was the Sales Manager of Sharp from 1994 to 1995. Mr. Boswell was in the marketing and sales department of Hitachi from 1989 to 1994. Mr. Boswell received his B.S. from University of New Mexico and his M.B.A.
from the University of Arizona.

         RICHARD MORLEY has served as Paradigm's Vice President, Operations since February 1997. Prior to joining Paradigm, Mr. Morley worked in other IC based Operations, notably Kopin Corporation as General Manager of Display Manufacturing from 1994 to 1996, and was Director of Operations for Zilog's Nampa Mod II and Mod III CMOS wafer fabrication facilities from 1988 to 1994. Mr. Morley has also worked for other IC manufacturing companies such as General Instrument, NCR, Sprague Solid State, California Devices and VLSI Technology. Mr. Morley received his B.S. in chemistry from Manhattan College.

         SUNEEL RAJPAL has served as Paradigm's Vice President, Sales and Marketing since October 1997, and joined the Company in April 1997 as Director of Marketing. He has responsibility for sales in America and Asia. Prior to joining Paradigm, Mr. Rajpal held sales, marketing and engineering management positions at Monolithic Memories, Integrated Device Technology, Quality Semiconductor and Qlogic Corporation. Mr. Rajpal received his B. Tech. from the Indian Institute of Technology and a M.A.Sc. degree from University of Toronto.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

                             EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer, and each of the other four most highly compensated executive officers, who were serving as executive officers on December 31, 1997 (the "Named Executive Officers") and whose aggregate salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1995, 1996 and 1997.

                                            SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                                                               Compensation
                                                                                                  Payouts
                                                            Annual Compensation                ------------
                                          -------------------------------------------------     Securities
                                                                              Other Annual      Underlying
  Name and Principal Position    Year       Salary($)      Bonus($)(1)       Compensation($)    Options(#)
  ---------------------------    ----    -------------     -----------       ---------------   ------------
Michael R. Gulett                1997    $     243,408     $        --        $        --       $    --
      President and Chief        1996          249,185          85,000                 --        25,000(2)
      Executive Officer          1995          219,692         115,000                 --        15,000(3)

James Boswell (4)                1997          144,779           9,000           7,477(5)            --
      Vice President, Sales      1996          119,638           9,174           1,385(6)        26,250(7)
      and Marketing              1995            6,250              --                 --        15,000(8)

Dennis McDonald (9)              1997          103,037              --                 --            --
      Former Vice President,     1996          134,302          19,174                 --        17,000(10)
      Human Resources            1995           70,400             175                 --        25,000(11)

Richard Morley(12)               1997          124,471              --                 --            --
      Vice President
      of Operations

--------------

(1) Represents cash bonuses, profit sharing and commissions paid during the year.
(2) Includes options granted on February 3, 1997 for 25,000 shares upon cancellation of a previous option granted on July 24, 1996.
(3) Includes options granted on February 3, 1997 for 15,000 shares upon cancellation of a previous option granted on June 15, 1995.
(4)   Mr. Boswell was hired by the Company in November 1995.
(5)   Represents car allowance.
(6)   Represents automobile expenses.
(7) Includes options granted on February 3, 1997 for 15,000 shares and 11,250 shares upon cancellation of previous options granted on July 24, 1996 and November 21, 1996, respectively.
(8) Includes options granted on February 3, 1997 for 15,000 shares upon cancellation of previous options granted on December 28, 1995.
(9) Mr. McDonald, hired by the Company in May 1997, became a consultant with the Company in March 1997.
(10)  Includes options granted on February 3, 1997 for 5,000 shares and 12,000 shares upon cancellation of previous options granted on January 1, 1996 and July 24, 1996, respectively.
(11) Includes options granted on February 3, 1997 for 25,000 shares upon cancellation of a previous option granted on May 24, 1995.
(12)  Mr. Morley was hired by the Company in February 1997.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                          Potential Realizable Value
                                                                                            at Assumed Annual Rates
                       Number of                                                                of Stock Price
                       Securities       Percent of Total                                    Appreciation for Option
                       Underlying       Options Granted    Exercise or                              Term(3)
                         Options        to Employees in    Base Price      Expiration    ----------------------------
                        Granted(1)      Fiscal Year(2)      ($/Share)         Date          5% ($)           10% ($)
                      -------------     ----------------   -----------     ----------    -------------    -----------

Michael R. Gulett         25,500            2.3%              1.47          08/18/07         23,558         59,700

James H. Boswell          23,750            2.1               1.25          04/25/07         18,670         47,314
                          11,250            1.0               1.47          08/18/97         10,393         26,339
                          10,000              *                .25          12/23/07          1,572          3,984

Dennis McDonald               --             --                 --             --                --             --

Richard Morley            11,250            1.0               1.47          08/18/07         10,393         26,339
                           3,000              *                .25          12/23/07            472          1,195

----------

*     Less than one percent.
(1) Six months after the original grant date, 1/8th of the shares will be vested and thereafter the remaining shares will vest over four years at 1/48th per month.
(2)   Based on options to purchase an aggregate of 1,129,000 shares of Common
      Stock granted during fiscal 1997.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common
      Stock, the optionee's continued employment through applicable resting periods and the date on which the options are exercised.

         The following table shows stock options exercised by the Named Executive Officers as of December 31, 1997. In addition, this table includes the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 1997. The closing price of the Company's Common Stock at fiscal year-end was $.344.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options
                          Shares                           Options at FY-End(#)              at FY-End($)(1)
                       Acquired on       Value         ----------------------------     ----------------------------
     Name              Exercise (#)   Realized ($)     Exercisable    Unexercisable     Exercisable    Unexercisable
-------------------    ------------   ------------     -----------    -------------     -----------    -------------
Michael R. Gulett            --         $    --          197,625           32,875         $  7,260        $    --
James Boswell                --              --           20,626           65,624               --            940
Dennis McDonald              --              --           20,396           21,604               --             --
Richard Morley               --              --            7,500           86,750               --            282

--------------

(1) Value is calculated by (i) subtracting the exercise price per share from the year-end closing price of $.344 per share; and (ii) multiplying the number of shares subject to the option.

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

                                                                                                                    Length of
                                                                         Market                                     Original
                                           Number of                    Price of       Exercise                    Option Term
                                          Securities       Number       Stock at       Price at                     Remaining
                                          Underlying       of New        Time of        Time of        New         at Date of
                                            Options        Options      Repricing      Repricing    Exercise        Repricing
         Name                Date        Repriced (#)      Granted         ($)            ($)       Price ($)    (years.months)
-----------------------   -----------   --------------  ------------   -----------   ------------  -----------   --------------

Michael Gulett             02/03/97           15,000        15,000    $   2.0625     $     9.00    $   2.0625           8.4
                           02/03/97           25,000        25,000        2.0625           4.50        2.0625           9.5

Robert C. McClelland       02/03/97           10,000        10,000        2.0625           9.00        2.0625           8.4
                           02/03/97            5,000         5,000        2.0625          13.50        2.0625          8.10
                           02/03/97            8,000         8,000        2.0625           4.50        2.0625           9.5

Philip Siu                 02/03/97           62,500        62,500        2.0625           8.50        2.0625           8.2
                           02/03/97           10,000        10,000        2.0625          13.50        2.0625          8.10
                           02/03/97           12,000        12,000        2.0625           4.50        2.0625           9.5

Dennis McDonald            02/03/97           25,000        25,000        2.0625           9.00        2.0625           8.3
                           02/03/97            5,000         5,000        2.0625          13.50        2.0625          8.10
                           02/03/97           12,000        12,000        2.0625           4.50        2.0625           9.5

James Boswell              02/03/97           15,000        15,000        2.0625           4.50        2.0625           9.5
                           02/03/97           11,250        11,250        2.0625           2.50        2.0625           9.9
                           02/03/97           15,000        15,000        2.0625          13.50        2.0625           8.9

George Collins             02/03/97           12,500        12,500        2.0625          25.00        2.0625           8.8

James Kochman              02/03/97           12,500        12,500        2.0625           6.00        2.0625            8

Atiq Raza                  02/03/97           12,500        12,500        2.0625          13.50        2.0625          8.10

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 6, 1998 by: (i) each person known to the Company to beneficially own more than five percent (5%) of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person subject to community property laws where applicable.

                                                         Shares
                                                      Beneficially
       Name of Beneficial Owner                          Owned          Percent
       ------------------------                       ------------      -------
Lyford Ltd.(1)
28 Hagvura
Karni-Shomron, Israel .........................        2,046,112          13.7%

Vintage Products, Inc.(2)
Arlozorv Street
Telaviv, Israel ...............................        3,421,646           23.0

Chiang Lam(3)..................................        1,250,000            8.3

ACMA Limited(4)
17 Jurong Port Road
Singapore 2261.................................        1,250,000            8.3

Michael R. Gulett(5)...........................          219,875            1.4

Philip Siu(6)..................................           94,875            *

James L. Kochman(7)............................           31,250            *

Richard Morley(8)..............................           39,125            *

James Boswell(9)...............................           34,064            *

George J. Collins(10)..........................            6,250            *

David G. Campbell(11)..........................           28,250            *

Suneel Rajpal(12)..............................           13,250            *

All directors and executive officers as a
group (8 persons)(13)..........................          466,939            3.1

----------

*     Less than one percent (1%).

(1) Represents up to 2,046,112 shares of Common Stock issuable upon conversion of the Company's 5% Series B Convertible Redeemable Preferred Stock (the
      "Series B Preferred Stock"). For purposes of determining the number of shares of Common Stock owned by Lyford Ltd., the number of shares of Common Stock calculated to be issuable upon conversion of the Series B
      Preferred Stock is based on a conversion price of $.3434. Such conversion price is arbitrarily selected and is 82% of the average closing bid price over the five consecutive trading days preceding March 6, 1998 of $.4188.
      The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. The natural persons who share beneficial ownership of the shares of Common Stock owned by Lyford Ltd. are unknown to the Company.
      John Gainsford is a director of Lyford who has voting and investment power with respect to the shares held by Lyford.
(2) Represents up to 3,421,646 shares of Common Stock issuable upon conversion of the Company's 5% Series A Convertible Redeemable Preferred Stock and 5%
      Series C Convertible Preferred Stock (the "Preferred Stock"). For purposes of determining the number of shares of Common Stock owned by Vintage
      Products, Inc., the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $.3434. Such conversion price is arbitrarily selected and is 82% of the average closing bid price over the five consecutive trading days preceding March 6, 1998 of $.4188. The number of shares of Common Stock issuable upon conversion of the Preferred
      Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. The natural persons who share beneficial ownership of the shares of Common
      Stock owned by Vintage are unknown to the Company. John Gainsford and Brian Bell are directors of Vintage who share voting and investment power with respect to the shares held by Vintage.
(3) Includes 1,050,000 shares held by ACMA and 200,000 shares issuable upon exercise of outstanding warrants. Mr. Lam is a consultant and advisor to ACMA. Mr. Lam disclaims beneficial ownership of the shares held by ACMA.
(4)   Includes 200,000 shares issuable upon exercise of outstanding warrants.
      ACMA is a publicly held Singapore Corporation. The directors of ACMA who share voting and investment power with respect to the shares held by ACMA are as follows: Quek Sim Pin, Executive Chairman; Tan Chee Jin; Tan Seng
      Tjie; Rai Rajen, Managing Director; Low Seow Chye; Kwok Chee Wai; Tan Keng
      Lin; and Chou Kong Seng, Finance Director. See note 3 above.
(5) Includes 207,375 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(6) Includes 94,875 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(7) Includes 31,250 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(8) Includes 11,625 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(9) Includes 34,064 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(10) Includes 6,250 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(11) Includes 22,625 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(12) Includes 13,250 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(13) Includes 421,314 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors, executive officers and 10% beneficial owners to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from the Company's directors and officers. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that Dennis McDonald inadvertently filed a Form 3 late relating to the acquisition of Common Stock in January 1997, James Boswell inadvertently filed a Form 3 and Form 5 late relating to grants of nonstatutory stock options in July 1997 and November 1997. Although each is a greater than 10% beneficial owner of the Company's Common Stock, the Company believes that Vintage Products, Inc. and Lyford Ltd. made no filings required by Section 16(a) of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

ALLIANT PARTNERS LLP

         James Kochman, a director of the Company, is a partner of Alliant Partners LLP ("Alliant") (formerly Bentley, Hall, Von Gehr International), an investment banking firm which performed investment banking services for the Company during the 12 months ended December 31, 1997. Such services related to matters concerning potential sources of equity financing and/or strategic partnering. Compensation to Alliant during 1997 was $6,000, which did not exceed 5% of Alliant's consolidated gross revenues for its most recent fiscal year.

Alliant may also perform investment banking services for the Company from time to time in the future.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         -------------------------------------------------------
         FORM 8-K
         --------

         (a)  Financial Statements.
              --------------------

         The financial statements listed below appear on the page indicated:


                                                                    Page Number
                                                                    -----------

Report of Independent Accountants....................................    39


Balance Sheets, December 31, 1996 and December 31, 1997..............    40


Statements of Operations for the years ended December 31, 1995,
         December 31, 1996 and December 31, 1997.....................    41


Statements of Stockholders' Equity (Deficit) for the years ended
         December 31, 1995, December 31, 1996 and December 31,
         1997........................................................    42


Statements of Cash Flows for the years ended December 31, 1995,
         December 31, 1996 and December 31, 1997.....................    43


Notes to Financial Statements........................................    44


         (b)  Reports on Form 8-K.
              -------------------

         A Current Report on Form 8-K was filed with the Commission on December 5, 1997. The report announced the private placement of a total of 100 shares of the Registrant's 5% Series C Convertible Preferred Stock to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds of approximately $923,000.

         (c)  Exhibits.
              --------

         The exhibits listed in the accompanying index to exhibits have been filed or incorporated by reference as part of this annual report.

         (d)  Financial Statement Schedules.
              -----------------------------

         Financial statement schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto included as part of the Company's 1997 Annual Report on Form 10-K.

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

      3.2          Bylaws of the Registrant, as amended.(1)

      4.1 Certificate of Designation of the 5% Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of the State of Delaware.(7)

      4.2 Certificate of Designation of the 5% Series B Convertible Redeemable Preferred Stock as filed with the Secretary of the State of Delaware.(10)

      4.3 Certificate of Designation of the 5% Series C Convertible Preferred Stock as filed with the Secretary of the State of Delaware.(11)

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

    Exhibit
    Number                               Exhibit
    -------                              -------

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

     10.29 Loan and Security Agreement between the Registrant and Greyrock Business Credit dated February 28, 1995.(1)

     10.30 Amendment to Loan Documents between the Registrant and Greyrock Business Credit dated April 7, 1995.(1)

    Exhibit
    Number                               Exhibit
    -------                              -------

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

     10.45 Loan and Security Agreement dated October 25, 1996 between the Registrant and Greyrock Business Credit.(8)

    Exhibit
    Number                               Exhibit
    -------                              -------

     10.46 Employee letter agreement dated May 23, 1996 between the Registrant and Hans Olsen.(8)

     10.47 Employee letter agreement dated May 24, 1996 between the Registrant and Bruce Campbell.(8)

     10.48 Employee letter agreement dated May 23, 1996 between the Registrant and Gregory Roberts.(8)

     10.49 Executive Compensation Agreement dated August 26, 1996 between the Registrant and Michael Gulett.(8)

     10.50 Stock Purchase Agreement dated as of January 23, 1997 by and between the Registrant and Vintage Products, Inc.(7)

     10.51 Stock Purchase Agreement dated as of July 22, 1997 by and between the Registrant and Lyford Ltd.(10)

     10.52 Transition Plan/Employment Agreement dated October 23, 1997 between the Registrant and Dennis McDonald.

     10.53 Standard Sublease dated November 24, 1997 between the Registrant and EG&G IC Sensors.

     10.54 Stock Purchase Agreement dated as of November 26, 1997 by and between the Registrant and Vintage Products, Inc.(11)

     10.55 Consent to Sublease dated December 10, 1997 between the Registrant and Peeryl Arrillaga.

     10.56 Letter Agreement dated December 27, 1997 between the Registrant and Suneel Rajpal.

     10.57 Warrant to Purchase Stock dated June 30, 1997 between the Registrant and Greyrock Business Credit.

     10.58 Amendment to Loan Documents dated January 29, 1998 between the Registrant and Greyrock Business Credit.

     10.59 Agreement and Plan of Merger and Reorganization dated March 6, 1998 by and among the Registrant, Paradigm Enterprises, Inc. and IXYS Corporation.

     23.1          Consent of Price Waterhouse LLP, Independent Accountants.

     27.1          Financial Data Schedule.(9)

--------------------

(1) Filed with the Company's Registration Statement on Form S-1 (Reg. No. 33-92390) and incorporated herein by reference.
(2)      Confidential treatment granted as to certain portions.
(3) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(5) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(6) Filed with the Company's Current Report on Form 8-K filed on December 2, 1996, and incorporated herein by reference.
(7) Filed with the Company's Current Report on Form 8-K filed on February 6, 1997, and incorporated herein by reference.
(8) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(9) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(10) Filed with the Company's Current Report on Form 8-K filed July 29, 1997, and incorporated herein by reference. (11) Filed with the Company's Current Report on Form 8-K filed on December 4, 1997, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 24, 1998.

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

              Signature and Title                                   Date



By                /s/ Michael Gulett                             March 24, 1998
  -----------------------------------------------------
                      Michael Gulett
   President, Chief Executive Officer and Director
             (Principal Executive Officer)



By              /s/ David G. Campbell                            March 24, 1998
   ----------------------------------------------------
                    David G. Campbell
              Vice President of Finance and
                 Chief Financial Officer
              (Principal Financial Officer)



By              /s/ George Collins                               March 24, 1998
  -----------------------------------------------------
                   George Collins
                     Director



By               /s/ James Kochman                               March 24, 1998
  -----------------------------------------------------
                   James Kochman
                     Director

                                INDEX TO EXHIBITS


    Exhibit                                Exhibit
    Number                                 -------
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

      3.2          Bylaws of the Registrant, as amended.(1)

      4.1 Certificate of Designation of the 5% Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of the State of Delaware.(7)

      4.2 Certificate of Designation of the 5% Series B Convertible Redeemable Preferred Stock as filed with the Secretary of the State of Delaware.(10)

      4.3 Certificate of Designation of the 5% Series C Convertible Preferred Stock as filed with the Secretary of the State of Delaware.(11)

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

    Exhibit
    Number                               Exhibit
    -------                              -------

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

     10.29 Loan and Security Agreement between the Registrant and Greyrock Business Credit dated February 28, 1995.(1)

     10.30 Amendment to Loan Documents between the Registrant and Greyrock Business Credit dated April 7, 1995.(1)

    Exhibit
    Number                               Exhibit
    -------                              -------

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

     10.45 Loan and Security Agreement dated October 25, 1996 between the Registrant and Greyrock Business Credit.(8)

    Exhibit
    Number                               Exhibit
    -------                              -------

     10.46 Employee letter agreement dated May 23, 1996 between the Registrant and Hans Olsen.(8)

     10.47 Employee letter agreement dated May 24, 1996 between the Registrant and Bruce Campbell.(8)

     10.48 Employee letter agreement dated May 23, 1996 between the Registrant and Gregory Roberts.(8)

     10.49 Executive Compensation Agreement dated August 26, 1996 between the Registrant and Michael Gulett.(8)

     10.50 Stock Purchase Agreement dated as of January 23, 1997 by and between the Registrant and Vintage Products, Inc.(7)

     10.51 Stock Purchase Agreement dated as of July 22, 1997 by and between the Registrant and Lyford Ltd.(10)

     10.52 Transition Plan/Employment Agreement dated October 23, 1997 between the Registrant and Dennis McDonald.

     10.53 Standard Sublease dated November 24, 1997 between the Registrant and EG&G IC Sensors.

     10.54 Stock Purchase Agreement dated as of November 26, 1997 by and between the Registrant and Vintage Products, Inc.(11)

     10.55 Consent to Sublease dated December 10, 1997 between the Registrant and Peeryl Arrillaga.

     10.56 Letter Agreement dated December 27, 1997 between the Registrant and Suneel Rajpal.

     10.57 Warrant to Purchase Stock dated June 30, 1997 between the Registrant and Greyrock Business Credit.

     10.58 Amendment to Loan Documents dated January 29, 1998 between the Registrant and Greyrock Business Credit.

     10.59 Agreement and Plan of Merger and Reorganization dated March 6, 1998 by and among the Registrant, Paradigm Enterprises, Inc. and IXYS Corporation.

     23.1          Consent of Price Waterhouse LLP, Independent Accountants.

     27.1          Financial Data Schedule.(9)

--------------------

(1) Filed with the Company's Registration Statement on Form S-1 (Reg. No. 33-92390) and incorporated herein by reference.
(2)      Confidential treatment granted as to certain portions.
(3) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(5) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(6) Filed with the Company's Current Report on Form 8-K filed on December 2, 1996, and incorporated herein by reference.
(7) Filed with the Company's Current Report on Form 8-K filed on February 6, 1997, and incorporated herein by reference.
(8) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(9) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
(10) Filed with the Company's Current Report on Form 8-K filed July 29, 1997, and incorporated herein by reference. (11) Filed with the Company's Current Report on Form 8-K filed on December 4, 1997, and incorporated herein by reference.