Form 10-Q
period 1998-05-13
PARADIGM TECHNOLOGY INC /DE/
filed 1998-05-13
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------    --------

Commission file number      0-26124
                         ------------

     PARADIGM TECHNOLOGY, INC.
     ---------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     DELAWARE                                          77-0140882
     ---------------------------------------------------------------------------
     (State or other jurisdiction of
     incorporation or organization)        (I.R.S. Employer Identification No.)

     694 TASMAN DRIVE, MILPITAS, CALIFORNIA                    95035
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip code)

     (408) 954-0500
     ---------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X                        No
                   -----------                      -----------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes      X                        No
                   -----------                      -----------

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 29, 1998 was 1,604,282.

                                TABLE OF CONTENTS

                                                                          Page

Part I.    Financial Information

           Item 1.   Financial Statements

                           Condensed Statements of Operations              3
                           Condensed Balance Sheet                         4
                           Condensed Statements of Cash Flows              5
                           Notes to Condensed Financial Statements         6

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           Results of Operations                           13
                           Liquidity and Capital Resources                 14
                           Factors That May Affect Future Results          16
           Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                           26

Part II.   Other Information

           Item 1.   Legal Proceedings                                     27

           Item 4.   Submissions of Matters to a Vote of Security Holders  28

           Item 6.   Exhibits and Reports on Form 8-K                      29

Signature                                                                  30


Exhibit 27.1   Financial Data Schedule

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                            QUARTER ENDED

                                                                MAR. 29,                 MAR. 31,
                                                                 1998                     1997
                                                          ------------------        ---------------

SALES, NET                                                            $1,914                 $3,572

Cost of goods sold                                                     1,770                  3,314
                                                          -------------------       ----------------

GROSS PROFIT                                                             144                    258
                                                          -------------------       ----------------

OPERATING EXPENSES:

   Research and development                                              304                  1,183

   Selling, general and administrative                                   744                  1,625

                                                          -------------------       ----------------
                      TOTAL OPERATING EXPENSES                         1,048                  2,808
                                                          -------------------       ----------------

Operating loss                                                         (904)                (2,550)

Interest expense                                                          71                     42

Other (income) expense, net                                             (38)                     30
                                                          -------------------       ----------------

Net loss                                                              ($937)               ($2,622)

                                                          ===================       ================

Accretion on preferred stock                                           ($30)                 ($388)

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS                                                ($967)               ($3,010)
                                                          ===================       ================

BASIC AND DILUTED LOSS PER SHARE                                     ($0.68)                ($4.16)
                                                          ===================       ================

WEIGHTED AVERAGE SHARES OUTSTANDING                                    1,420                    724
                                                          ===================       ================

            See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                                 (In Thousands)
                                   (unaudited)

                                                                        MAR. 29            DEC. 31,
                                                                         1998,                1997
                                                                   ---------------       -------------
ASSETS:

        Cash and cash equivalents                                            $218                $461
        Accounts receivable, net                                            1,346               2,705
        Inventory                                                           2,722               2,580
        Other current assets                                                  397                 544
                                                                   ---------------       -------------

Total current assets                                                        4,683               6,290

        Property and equipment, net                                         2,518               2,737
        Other assets                                                          263                 263
                                                                   ---------------       -------------

                  TOTAL ASSETS                                             $7,464              $9,290
                                                                   ===============       =============

Liabilities and stockholders' equity

        Line of credit                                                     $1,265              $1,719
        Accounts payable and other accrued liabilities                      3,545               3,964
        Current portion, long-term debt                                       179                 192
                                                                   ---------------       -------------

                  TOTAL CURRENT LIABILITIES                                4,989                5,875
                                                                   ---------------       -------------

      Long-term debt                                                          347                 342
        Deferred rent                                                          52                  64
                                                                   ---------------       -------------

                  TOTAL LIABILITIES                                         5,388               6,281
                                                                   ---------------       -------------

        Capital stock                                                      43,215              43,181
        Accumulated deficit                                              (41,139)            (40,172)
                                                                   ---------------       -------------

                 Total stockholders' equity                                 2,076               3,009
                                                                   ---------------       -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $7,464              $9,290
                                                                   ===============       =============


            See accompanying notes to condensed financial statements.

                            PARADIGM TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Three months ended
                                                                                Mar. 29, 1998       Mar. 31, 1997
                                                                                -------------       -------------

Cash flows from operating activities:

        Net loss                                                                $       (937)       $     (2,622)
        Adjustments to reconcile net loss
        to net cash from operating activities:
               Depreciation and amortization                                              219                 643
               Loss on disposition of fixed assets                                          -                 290
               Changes in operating assets and liabilities:
                     Accounts receivable                                                1,359                 120
                     Inventory                                                          (142)             (1,165)
                     Other assets                                                         147               3,162
                     Accounts payable, accrued expenses and other liabilities           (431)             (1,164)
                                                                                -------------       -------------
        Net Cash provided by (used in) operating activities                               215               (736)
                                                                                -------------       -------------

Cash flows used in investing activities:
        Purchases of capital equipment                                                      -               (261)

Cash flows from financing activities:
        Line if credit                                                                  (454)                (70)
        Payments on capital leases                                                       (20)                (35)
        Issuance of notes payable                                                          12                   -
        Issuance of common stock                                                            4                (10)
        Issuance of Convertible Preferred Stock                                             -               1,880
                                                                                -------------       -------------
Net cash provided by financing activities                                               (458)               1,765
                                                                                -------------       -------------

Net increase (decrease) in cash and cash equivalents                                    (243)                 768
Cash and cash equivalents:
        Beginning of period                                                               461                 587
                                                                                -------------       -------------
        End of period                                                            $        218       $       1,355
                                                                                =============       =============

Supplemental cash flow information:
        Interest paid                                                            $         71       $          42
                                                                                =============       =============
        Income taxes paid                                                                   -                   -
                                                                                =============       =============

Supplemental disclosure of non cash items:
        Issuance of warrant in connection with sale of
        Convertible Preferred Stock                                             $           -       $          67
                                                                                =============       =============
        Accretion on Convertible Preferred Stock                                $          30       $         388
                                                                                =============       =============

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

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1997 audited financial statements, contained in the Company's annual report on Form 10-K filed on March 24, 1998 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three month period ended March 29, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 continuing into 1996, 1997 and the first three months of 1998, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing in 1996, 1997 and during the first three months of 1998 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock for aggregate net proceeds of approximately $4,673,000. The

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

Company believes that it will require additional cash infusion from similar private placements of equity or other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory agency approvals. If approved, the transaction is anticipated to be accounted for as a purchase of the Company by IXYS for financial reporting purposes.

This report on Form 10-Q for the quarter ended March 29, 1998 should be read in conjunction with the audited financial statements as of December 31, 1997, and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 24, 1998.

NOTE 2:        Reverse Stock Split

On May 1, 1998, the Company's stockholders approved a 10-for-1 reverse stock split of the Company's common stock, such that every 10 shares shall be combined into one share of common stock. All prior period common shares and per share data in these financial statements have been restated to reflect this stock split.

NOTE 3:        Net Income (Loss) Per Share

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the period presented below.

                                                                              Quarter Ended
                                                                         Mar. 29,          Mar. 31,
                                                                           1998              1997
                                                                      -------------------------------
                                                                  (In thousands, except per share data)
Net income (loss)................................................     $      (937)        $   (2,622)
Accretion related to Convertible Preferred Stock.................             (30)              (388)
                                                                      ------------        -----------

Net income attributable to common shareholders...................     $        967        $   (3,010)
                                                                      ============        ===========
Shares calculation:
Average shares outstanding-basic.................................            1,420                724
Effect of dilutive securities:
        Stock options and warrants...............................                -                  -
        Convertible Preferred Stock..............................                -                  -

                                                                      ------------        -----------
Average shares outstanding-diluted...............................            1,420                724
                                                                      ============        ===========

Net income (loss) per share-basic................................     $     (0.68)        $    (4.16)
                                                                      ============        ===========

Net income (loss) per share-diluted..............................     $     (0.68)        $    (4.16)
                                                                      ============        ===========

Options to purchase shares of common stock and shares issuable upon the conversion of shares of Convertible Preferred Stock were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:        Balance Sheet Detail
                                               Mar. 29,        Dec. 31,
                                                 1998            1997
                                                 ----            ----
Inventory (in thousands):
          Work in process                        $1,743         $1,562
          Finished goods                            979          1,018
                                               --------       --------
                                                 $2,722         $2,580
                                               ========       ========

Property and equipment (in thousands):
         Machinery and equipment                 $4,081         $4,081
         Leasehold improvements                     245            245
         Furniture and fixtures                     115            115
                                               --------       --------
                                                  4,441          4,441
         Less accumulated depreciation          (1,923)        (1,704)
                                               --------       --------
                                                 $2,518         $2,737
                                               ========       ========

NOTE 5:        Litigation

On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleged negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted plaintiff's motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

               On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed on March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

               On May 19, 1997, three former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

April 23, 1998. The Company has served plaintiffs with form interrogatories and requests for production of documents, to which they have responded. The Company also took plaintiffs' depositions on April 20-22, 1998. The deposition of one of the plaintiffs is continuing. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

NOTE 6:  Preferred Stock

During the quarter ended March 29, 1998, and cumulatively since issuance of Convertible Preferred Stock, conversions of Convertible Preferred Stock into common stock were as follows (restated for the 10-for-1 reverse stock split effective May 1, 1998):

                                 Quarter Ended
                                   March 29,                               Cumulative
                       ----------------------------------       ---------------------------------
                          Preferred            Common              Preferred            Common
                       Shares Converted     Shares Issued       Shares Converted    Shares Issued
                       ----------------     -------------       ----------------    -------------

Series A                      21               107,565                 170             347,170
Series B                      55               223,828                 149             359,868
Series C                      50               194,379                  50             194,379
                             ---               -------                 ---             -------
                             126               525,772                 369             901,417
                             ===               =======                 ===             =======

As of March 31, 1998, shares of Convertible Preferred Stock outstanding were as follows:

                              Series A         30
                              Series B         51
                              Series C         50

In April 1998, 8 shares of Series B Convertible Preferred Stock were converted into 39,373 shares of common stock and 11 shares of Series C Convertible Preferred Stock were converted into 53,263 shares of common stock.

NOTE 7:  Option Repricing

In March 1998, the Company's Board agreed that in order to provide incentives to its employees and directors, repricing of outstanding options was needed to align the option exercise price more

                            PARADIGM TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


closely with the fair market value of the underlying Common Stock as determined by the marketplace. Therefore, the Company implemented a program whereby option holders could exchange higher priced option shares for the same number of lower priced option shares. The new options were issued on March 6, 1998 at $3.187 per share, which is 85% of the fair market value of $3.75. Executive officers must remain active on the Company's payroll to exercise their new options. All executive officers and directors holding options were eligible to participate in this program. A total of approximately 118,000 shares were repriced which will result in compensation expense aggregating $67,000, which will be recorded over the remaining vesting period of the repriced options.

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

Results of Operations

Sales

The Company's net sales of $1.9 million for the three month period ended March 29, 1998 decreased 46% from sales of $3.6 million in corresponding period in fiscal year 1997. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1997. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995, continuing into 1996, 1997 and 1998, the market for SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

Gross Profit

Gross profit of $144,000 for the three month period ended March 29, 1998 decreased 44% from gross profit of $258,000 for the comparable period in fiscal 1997. The Company continues to experience industry-wide pricing pressures caused by an oversupply in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the quarter ended March 29, 1998 when compared to the comparable periods in 1997.

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

Research and Development

Research and development expenses decreased to $304,000 in the three month period ended March 29, 1998 from $1.2 million in the corresponding period in fiscal 1997. As a percentage of revenues, these expenses have decreased to 16% in the three month period ended March 29, 1998 from 33% in the corresponding period of 1997. This decrease is due to the shutdown of NewLogic and other cost cutting measures implemented by the Company.

Selling, General and Administrative

Selling, general and administrative expenses were $744,000 in the three month period ended March 29, 1998 compared to $1.6 million in the comparable period in 1997. This decline is attributable to the cost cutting measures implemented by the Company.

Interest Expense, Net

Interest expense, net, of $71,000, for the three month period ended March 29, 1998 compares to $42,000 in the corresponding period in fiscal 1997. This increase in net interest expense for the three month period in 1998 reflects higher average outstanding debit balances.

Taxes

The Company provides for income taxes during interim reporting periods based upon an estimated annual tax rate. During the three month period ended March 29, 1998, the Company recorded a loss for tax purposes. The Company has net operating loss carryforwards to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.

Liquidity and Capital Resources

The Company's operating, investing and financing activities used $243,000 in cash in the three month period ended March 29, 1998 compared to generating $768,000 of cash in the comparable period in 1997. Operating activities provided $215,000 in cash in 1998 compared to a use of $736,000 of cash in 1997. This increase of $951,000 is primarily due to a smaller net loss as a result of reductions in operating expenses and a decrease in accounts receivable balances.

There were no investing activities in the 1998 period compared to fixed asset purchases of $261,000 in the 1997 period. This is due to the fact that the Company has successfully transferred its manufacturing and testing activities to outside foundries and sub contractors.

Financing activities used $458,000 in the 1998 period compared to providing $1.8 million in the 1997 period. Borrowing under the Company's line of credit decreased by $680,000 in the 1998 period compared to the 1997 period. This is due to lower revenue in the 1998 period compared to the 1997 period and a change in the terms of the line of credit agreement with Greyrock Business Credit.

In November 1996, the Company replaced an existing line of credit with a line of credit from Greyrock Business Credit with a borrowing limit of $6,000,000. Borrowings under this new line of credit with Greyrock Business Credit were limited to up to 80% of eligible receivables and interest was at the greater of LIBOR plus 5.25% or 9%.

In October 1997, the Company renewed its line of credit with Greyrock Business Credit with certain modifications. Borrowing was limited to the lesser of $5 million or the sum of (a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 70% of the amount of eligible receivables owing from distributors. The interest rate remained unchanged from the November 1996 agreement.

In January 1998, the Company amended its line of credit with Greyrock Business credit to limit borrowing to the lesser of $5 million or the sum of (a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 50% of the amount of eligible receivables owing from distributors. The interest rate remained unchanged from the November 1996 agreement. At March 29, 1998, the outstanding balance under this line of credit was approximately $1.3 million. The line of credit is secured by the Company's trade receivables, inventory, equipment and general intangibles.

The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock for aggregate net proceeds of approximately $4,673,000. The Company believes that it will require additional cash infusion from similar private placements of equity or other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

As a result of these circumstances, the Company's independent accountants' opinion on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory agency approvals. If approved, the transaction is anticipated to be accounted for as a purchase of the Company by IXYS for financial reporting purposes.

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

CONTINUING LOSSES AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's net losses, and the Company's dependence on additional financing, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional equity. However, there can be no assurance that the Company's efforts will be successful.

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

DECLINING SRAM PRICES. Beginning in late 1995 and continuing into 1996, 1997 and 1998, the market for certain SRAM devices experienced a significant excess supply relative to demand, which resulted in a significant downward trend in prices. The market for the Company's products could continue to experience a downward trend in pricing which could adversely affect the Company's operating results. The Company's ability to maintain or increase revenues in light of the current downward trend in product prices will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices of existing products. Declining average selling prices will also adversely affect the Company's gross margins unless the Company is able to reduce its costs per unit to offset such declines. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its costs per unit.

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. During 1996 and throughout 1997, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

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

After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90-calendar days, which expire May 28, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least 10-consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The stockholders at a Special Meeting of Stockholders held on May 1, 1998 approved a 10-for-1 reverse stock split of the Company's common stock such that every 10 shares shall be combined into one share of common stock, while retaining 25 million shares of common stock, authorized (unchanged par value). The Company believes that this stock split will increase the price per share of the Company's Common Stock and bring such price into compliance with the Nasdaq criteria. No assurances can be made that the stock split will cause the Company's stock price to be in compliance with the Nasdaq listing requirements.

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

DEPENDENCE ON NEW PROCUTS AND TECHNOLOGIES. The market for the Company's products is characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Average selling prices for many of the Company's products have generally decreased over the products' life cycles in the past and are expected to decrease in the future. Accordingly, the Company's future success will depend, in part, on its ability to develop and introduce on a timely basis new products and enhanced versions of its existing products which incorporate advanced features and command higher prices. The success of new product introductions and enhancements to existing products depends on several factors, including the Company's ability to develop and implement new product designs, achievement of acceptable production yields and market acceptance of customers' end products. In the past, the Company has experienced delays in the development of certain new and enhanced products. Based upon the increasing complexity of both modified versions of existing products and planned new products, such delays could occur again in the future. Further, the cost of development can be significant and is difficult to forecast. In addition, there can be no assurance that any new or enhanced products will achieve or maintain market acceptance. If the Company is unable to design, develop and introduce competitive products or to develop new or modified designs on a timely basis, the Company's operating results will be materially adversely affected.

DEPENDENCE ON FOUNDRIES AND OTHER THIRD. The Company is in the process of seeking wafer supply from other offshore foundries, and anticipates that it will conduct business with other foundries by delivering written purchase orders specifying the particular product ordered, quantity, price, delivery date and shipping terms and, therefore, such foundries will not be obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Reliance on outside foundries involves several risks, including constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules, quality assurance, potential costs and loss of production due to seismic activity, weather conditions and other factors. To the extent a foundry terminates its relationship with the Company, or should the Company's supply from a foundry be interrupted or terminated for any other reason, the Company may not have a sufficient amount of time to replace the supply of products manufactured by the foundry. Should the Company be unable to obtain a sufficient supply of products to enable it to meet demand, it could be required to allocate available supply of its products among its customers. Until recently, there has been a worldwide shortage of advanced process technology foundry capacity and there can be no assurance that the Company will obtain sufficient foundry capacity to meet customer demand in the future, particularly if that demand should increase. The Company is continuously evaluating potential new sources of supply. However, the qualification process and the production ramp-up for additional foundries could take longer than anticipated, and there can be no assurance that such sources will be able or willing to satisfy the Company's requirements on a timely basis or at acceptable quality or per unit prices.

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

LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleged negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted plaintiff's motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed on March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1997, three former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on April 23, 1998. The Company has served plaintiffs with form interrogatories and requests for production of documents, to which they have responded. The Company also took plaintiffs' depositions on April 20-22, 1998. The deposition of one of the plaintiffs is continuing. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. A significant portion of the Company's sales is attributable to sales outside the United States, primarily in Asia and Europe, and the Company expects that international sales will continue to represent a significant portion of its sales. In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan, or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency- denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not entered into any agreements or instruments to hedge the risk of foreign currency fluctuations. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.

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

ANTI-TAKE OVER EFFECTS OF CERTAIN CHARTER PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company. The issuance of Preferred Stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

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

PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings.

LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleged negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted plaintiff's motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and certain of its officers and directors, with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed on March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1997, three former employees of the Company filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on April 23, 1998. The Company has served plaintiffs with form interrogatories and requests for production of documents, to which they have responded. The Company also took plaintiffs' depositions on April 20-22, 1998. The deposition of one of the plaintiffs is continuing. There can be no assurance that the Company will be successful in the defense of this action. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

Item 4.   Submission of  Matters to a Vote of Security Holders

On May 1, 1998, the Company's stockholders at a Special Meeting of Stockholders, adopted the following proposals:

The stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effectuate a ten-for-one reverse stock split, such that every ten shares of Common Stock shall be combined into one share of Common Stock (the "Reverse Stock Split"), par value $0.01 per share, by the following vote:

                    For              :       14,322,778
                    Against          :          762,980
                    Abstain          :          144,268
                    Broker Non-Votes :                0

The stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 50,000,000, par value $0.01 per share, by the following vote:

                    For              :       13,605,248
                    Against          :        1,395,936
                    Abstain          :          228,842
                    Broker Non-Votes :                0

As the Reverse Stock Split was approved the Company will take no action to increase the number of authorized shares of Common Stock.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits

                    27.1    Financial Data Schedule

          (b)       Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on March 10, 1998. The report announced the signing of a definitive merger agreement with IXYS Corporation.

A Current Report on Form 8-K was filed with the Commission on May 5, 1998. The report announced the results of a Special Meeting of Stockholders on May 1, 1998.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1998

                                    PARADIGM TECHNOLOGY, INC.


                                              /s/ David G. Campbell
                                    --------------------------------------------
                                                  David G. Campbell
                                             Vice President Finance, CFO
                                    (Principal Financial and Accounting Officer)