Form 10-K/A
period 1997-12-31
PARADIGM TECHNOLOGY INC /DE/
filed 1998-06-03
CIK 945699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                Amendment No. 1

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

         The aggregate number of outstanding shares of Common Stock, $0.01 par value, of the registrant was 1,604,511 shares as of March 19, 1998, after giving effect to the 10-for-1 reverse stock split effected on May 1, 1998.

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

        Share information for all periods has been retroactively adjusted to reflect a ten-for-one reverse stock split of common stock effected on May 1, 1998.

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

         SALE OF PREFERRED STOCK. On January 23, 1997, Paradigm sold a total of 200 shares of Series A Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Series A Preferred Stock is convertible at the option of the holder into the number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series A Preferred Stock being converted by (B) the Series A Conversion Price in effect at the time of conversion. The "Series A Conversion Price" is equal to the lower of (i) $22.50 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the Nasdaq SmallCap Market ("SCM") (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series A Preferred Stock. As of March 6, 1998, the holders of the Series A Preferred Stock have converted 170 shares of Series A Preferred Stock into 347,167 shares of the Company's Common Stock. The remaining 30 shares of Series A Preferred Stock may be converted into Common Stock in the future at the option of the holder or the Company. The Common Stock issuable upon conversion of the Series A Preferred Stock has been registered on Form S-3.

         On July 22, 1997, Paradigm sold a total of 200 shares of Series B Preferred Stock in a private placement to Lyford Ltd. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,870,000. The Series B Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series B Preferred Stock being converted by (B) the Series B Conversion Price in effect at the time of conversion. The "Series B Conversion Price" is equal to the lower of (i) $13.75 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series B Preferred Stock. As of March 6, 1998, 132 shares of Series B Preferred Stock have been converted into 302,881 shares of the Company's Common Stock.
The remaining 68 shares of Series B Preferred Stock may be converted into Common Stock in the future at the option of the holder or the Company. The Common Stock issuable upon conversion of the Series B Preferred Stock have been registered on Form S-3.

         On November 26, 1997, Paradigm sold a total of 100 shares of Series C Preferred Stock in a private placement to Vintage Products, Inc. at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $923,000. The Series C Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series C Preferred Stock being converted by (B) the Series C Conversion Price in effect at the time of conversion. The "Series C Conversion Price" is equal to the lower of (i) $5.90 or (ii) eighty-two percent (82%) of the average closing bid price of a share of common stock as quoted on the SCM (or such other national or regional securities exchange or automated quotations system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series C Preferred Stock. As of March 6, 1998, 15 shares of Series C Preferred Stock have been converted into 52,700 shares of the Company's Common Stock. The remaining 85 shares of Series C Preferred Stock may be converted into Common Stock in the future at the option of the holder. The Common Stock issuable upon conversion of the Series C Preferred Stock has been registered on Form S-3.

         CONVERSION OF DEBT TO EQUITY. In September 1997, vendors with an aggregate trade accounts payable balance of $705,000 entered into agreements with the Company to accept an aggregate of 42,448 shares of the Company's
Common Stock in lieu of payment of the trade payables. The agreement with one of the vendors provided for issuance of additional shares of Common Stock in certain circumstances. On October 1, 1997, an additional 8,092 shares of the Company's Common Stock was issued to that vendor under such agreement.

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

         After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90-calendar days, which expire May 28, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least 10-consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company's stockholders, at a Special Meeting of Stockholders held on May 1, 1998, approved a ten-for-one reverse stock split of the Company's Common Stock such that every ten shares were combined into one share of Common Stock, par value $0.01 per share. The Company believes that the reverse stock split will increase the price per share of the Company's Common Stock and bring such price into compliance with the Nasdaq criteria. Although the Company's Common Stock has traded above $1.00 per share since the reverse stock split was effectuated, no assurances can be made that the reverse stock split will cause the Company's stock price to be in compliance with the Nasdaq listing requirements.

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

         On July 15, 1997, the Nasdaq Stock Market ("Nasdaq") staff notified the Company of a bid price deficiency and provided a 90-day grace period within which to regain compliance with this requirement. On August 8, 1997, Nasdaq, based on a review of the Company's trading history from July 8 to August 8, 1997, indicated that the Company had regained compliance with the minimum closing bid price requirement of $1.00. On August 20, 1997, Nasdaq informed the Company that due to its failure to comply with the terms of the maintenance qualifications exception granted to the Company, the Company's Common Stock would be removed from the NNM and listed on the SmallCap Market ("SCM") effective August 22, 1997, pursuant to a waiver to the initial inclusion bid price requirement.

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

         After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90-calendar days, which expire May 28, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least 10-consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company's stockholders, at a Special Meeting of Stockholders held on May 1, 1998, approved a ten-for-one reverse stock split of the Company's Common Stock such that every ten shares were combined into one share of Common stock, par value $0.01 per share. The Company believes that the stock split will increase the price per share of the Company's Common Stock and bring such price into compliance with the Nasdaq criteria. Although the Company's Common Stock has traded above $1.00 per share since the reverse stock split was effectuated, no assurances can be made that the stock split will cause the Company's stock price to be in compliance with the Nasdaq listing requirements.

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

         LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresntations to enable: (1) insiders to sell their shares at a profit, (ii) the Company's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and (iii) the Company to acquire NewLogic (which acquisition was later accomplished in exchange for 31,440 shares of the Company's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of the Company's stock on or about February 22, 1996 at a price of $145.00 per share, (ii) defendant Lam sold 313 shares of the Company's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 shares of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if the Company is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, PaineWebber, Inc. and Smith Barney (the "Paradigm Defendants"), with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that the Company reported a sale of $1,650,000 worth of products to NexGen, Inc., one of the Company's customers, that was not a legitimate sale. Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, plaintiffs allege that on March 31, 1996, the Company shipped $1,440,080 worth of products to Arco, one of the Company's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

         PRODUCT AND CUSTOMER CONCENTRATION; DEPENDENCE ON TELECOMMUNICATIONS AND COMPUTER INDUSTRIES. Currently, substantially all of the Company's sales are derived from the sale of SRAM products. Substantially all of the Company's products are incorporated into telecommunications and computer-related products. The telecommunications and computer industries have recently experienced strong unit sales growth, which has increased demand for integrated circuits, including the memory products offered Paradigm. However, industries have from time to time experienced cyclical, depressed business conditions. Such industry downturns have historically resulted in reduced product demand and declining average selling prices. The Company's business and operating results could be materially and adversely affected by a downturn in the telecommunications or computer industries in the future.

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

         INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. A significant portion of the Company's sales are attributable to sales outside the United States, primarily in Asia and Europe. In fiscal 1997, Asia and Europe accounted for approximately 7% and 5%, respectively, of the Company's revenues. The Company expects that international sales will continue to represent a significant portion of its sales. The Company currently conducts business in Singapore, Japan, Taiwan, Hong Kong, United Kingdom, Belgium, Sweden, France, Germany and Israel.

In addition, the Company expects that a significant portion of its products will be manufactured by independent third parties in Asia. Therefore, the Company is subject to the risks of conducting business internationally, and both manufacturing and sales of the Company's products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to have products manufactured or sell products in foreign markets. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Hong Kong, Japan, Taiwan or other countries upon the importation or exportation of the Company's products in the future, or what effect any such actions would have on its relationship with NKK or other manufacturing sources, or its general business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be adversely affected by currency fluctuations in the future. The prices for the Company's products are denominated in U.S. dollars and all of Paradigm's business transactions are in U.S. dollars. Accordingly, any increase in the value of the dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated sales prices of the Company's products, which may negatively affect the Company's sales in those markets. The Company has not entered into any agreements or instruments to hedge the risk of foreign currency fluctuations. Currency fluctuations in the future may also increase the manufacturing costs of the Company's products. Although the Company has not to date experienced any material adverse effect on its operations as a result of such international risks, there can be no assurance that such factors will not adversely impact the Company's general business, financial condition and results of operations.

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

         POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $372.50 in August 1995 to a low of $1.25 in December 1997 (after giving effect to the ten-for-one reverse stock split). In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

         YEAR 2000. The Year 2000 issue arises because most computer hardware and software was developed without considering the impact of the upcoming change in the century. The hardware and software were originally designed to accept two-digit entries rather than four-digit entries in the date code field. As a result, certain computer systems and software packages will not be able to correctly interpret dates beyond December 31, 1999 and thus, will interpret dates beginning January 1, 2000 to represent January 1, 1900. This could potentially result in computer failure or miscalculations, causing operating disruptions, including among other things, a temporary inability to process transactions, send invoices or engage in other ordinary activities.

         The Company has evaluated all of its computer software and database software to identify modifications, if any, that may be required to address Year 2000 issues. The Company does not believe there is significant risk associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, each of whom has indicated that its software is Year 2000 compliant. The Company intends to test all of its software programs during the first two quarters of 1998 to ensure that each will work in conjunction with the other after December 31, 1999. If unforeseeable problems arise during the testing phase, the Company intends to have them corrected prior to the end of the 1998 calendar year. The Company does not expect the financial cost associated with any required modifications to have a material adverse impact on the Company's results, operations or financial condition. The Company also relies on third parties to ship its products. The Company is currently investigating whether such parties are Year 2000 compliant. The Company does not expect that failure on the part of any third party to be Year 2000 compliant will have a material adverse impact on its business, results of operations or financial condition.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresntations to enable: (1) insiders to sell their shares at a profit, (ii) the Company's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and
(iii) the Company to acquire NewLogic (which acquisition was later accomplished in exchange for 31,440 shares of the Company's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of the Company's stock on or about February 22, 1996 at a price of $145.00 per share, (ii) defendant Lam sold 313 shares of the Company's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 shares of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if the Company is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, Paine Webber, Inc. and Smith Barney (the "Paradigm Defendants"), with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett,

Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that the Company reported a sale of $1,650,000 worth of products to NexGen, Inc., one of the Company's customers, that was not a legitimate sale. Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, plaintiffs allege that on March 31, 1996, the Company shipped $1,440,080 worth of products to Arco, one of the Company's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

                                                         High       Low
                                                         ----       ---
Fiscal Year ended December 31, 1995
         Second Quarter (from June 28, 1995)            $232.50     $172.50
         Third Quarter                                   372.50      222.50
         Fourth Quarter                                  302.50      120.00
Fiscal Year ended December 31, 1996
         First Quarter                                   190.00       82.50
         Second Quarter                                  120.00       62.50
         Third Quarter                                    73.80       38.80
         Fourth Quarter                                   55.00       20.60
Fiscal Year ended December 31, 1997
         First Quarter                                    31.30       11.30
         Second Quarter                                   18.80        6.90
         Third Quarter                                    22.20        6.90
         Fourth Quarter                                   15.00        1.25

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

                             SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                                 Post-Reorganizatio(1)
                                             Pre-Reorganization(1)                                   Year Ended
                                             Year Ended March 31,    April 1    June 21               Dec. 31,
                                             ---------------------      to         to     --------------------------------
                                                                     June 20,   Dec. 31,
                                                1993       1994        1994      1994(2)     1995       1996(6)     1997
                                             ---------- ----------  ---------- ---------- ----------  ---------- ---------
STATEMENT OF OPERATIONS DATA:
Sales, net.................................. $  24,827  $  31,844   $   6,033  $  19,690  $  51,923   $  23,202  $  12,449
Cost of goods sold..........................    28,465     26,283       5,895     12,881     31,033      36,364     11,946
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------

Gross profit (loss).........................    (3,638)     5,561         138      6,809     20,890     (13,162)       503
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------

Operating expenses:
Research and development(3).................     1,980      1,148       1,192      1,920      4,621       6,243      3,406
Selling, general and administrative.........     6,007      5,555       1,191      3,004      8,107       9,497      4,920
Write-off of in-process technology acquired (6)     --         --          --         --         --       3,841         --
Loss on sale of wafer fab(6)................        --         --          --         --         --       4,632         --
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Total operating expenses....................     7,987      6,703       2,383      4,924     12,728      24,213      8,326
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Operating income (loss).....................   (11,625)    (1,142)     (2,245)     1,885      8,162     (37,375)    (7,823)
Interest expense............................     3,824      3,286         518        721      1,369       1,121        370
Other (income) expense, net(4)..............     2,417       (218)        (17)       (44)      (615)       (946)       718
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Income (loss) before extraordinary gain and
   provision (benefit) for income taxes.....   (17,866)    (4,210)     (2,746)     1,208      7,408     (37,550)    (8,911)
Extraordinary gain(5).......................        --         --      12,990         --         --          --         --
Provision (benefit) for income taxes........        --         --          --         --      2,145      (1,125)        --
                                             ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income (loss)........................... $ (17,866) $  (4,210)  $  10,244  $   1,208  $   5,263   $ (36,425) $  (8,911)
                                             =========  =========   =========  =========  =========   =========  =========
Accretion related to Preferred Stock........                                                                        (1,307)
                                                                                                                 =========
Net loss attributable to common shareholders                                                                     $ (10,218)
                                                                                                                 =========
Basic income (loss) per share(7)............                                       11.73      13.92      (51.59)    (11.87)
Diluted income (loss) per share(7)..........                                        2.25       9.14      (51.59)    (11.87)
Weighted average shares - basic(7)..........                                         103        378         706        861
Weighted average shares - diluted(7)........                                         536        576         706        861


                                                    Pre-Reorganization(1)                   Post-Reorganization(1)
                                                 ----------------------------------------  -------------------------------------
                                                          March 31,                              December 31,
                                                 ----------------------------------------  -------------------------------------
                                                     1993          1994          1994          1995         1996         1997
                                                 ------------  ------------  ------------  ------------  -----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments  $    311    $       52    $      135    $    21,213   $     587     $    461
Working capital (deficit)...................        (28,226)      (26,324)       (2,243)        26,624        (392)         415
Total assets................................         24,238        18,591        19,421         56,732      17,742        9,290
Total debt and obligations under capital leases      26,471        25,847        12,620          7,636         374          534
Retained earnings (accumulated deficit).....        (50,654)      (54,864)        1,208          6,471     (29,954)     (40,172)
Total stockholders' equity (deficit)........        (45,292)      (49,488)        2,345         39,349       6,344        3,009
Mandatorily redeemable preferred stock......         32,821        33,753            --             --          --           --

- ----------

(1)  On June 21, 1994, the Company consummated a plan of reorganization (the
     "Reorganization") which established a new accounting basis. See
     "Management's Discussion and Analysis of Financial Condition and Results of
     Operations" for a discussion of the lack of comparability of periods before and after the Reorganization. Net income/loss per share for the periods prior to the Reorganization has not been presented as they are not considered to be meaningful.
(2) The period ended December 31, 1994 had ten more days than the normal six month period.
(3) Net of co-development funding from a stockholder of $5,177 and $4,283 for the years ended March 31, 1993 and 1994, respectively.
(4) The year ended March 31, 1993 includes a penalty payment of $2,000 related to a lease consolidation agreement.
(5) The period ended June 20, 1994 includes a $12,990 extraordinary gain resulting from the cancellation of liabilities in the Reorganization.
(6) The year ended December 31, 1996 includes charges of $4,632 resulting from the sale of the Company's wafer fabrication facility and $3,841 related to the Company's acquisition of NewLogic. See Note 11 and Note 6, respectively, of Notes to Financial Statements.
(7)  As restated for the 10-for-1 reverse stock split effective May 1, 1998.

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

         In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic, a company which developed and manufactured logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 31,439 shares of the Company's common stock, with a market value of approximately $2,656,000, and approximately $825,000 in cash. In addition, the Company incurred transaction costs of approximately $237,000. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000. Approximately $3,841,000 of the purchase price in excess of the fair market value of the net tangible assets was allocated to in-process technology which the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles. The unamortized balance of these other intangibles was written off in connection of the shutdown of NewLogic in early 1997.

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

         Cash generated from financing activities amounted to $4.6 million during the year ended December 31, 1997, and resulted primarily from the issuance of Series A, B, and C Convertible Preferred Stock. Cash generated from financing activities in the amount of $2.5 million in 1996 resulted primarily from an increase of $2.0 million in borrowings from the Company's line of credit and the issuance of $11.3 million of notes payable, offset by $11.6 million of payments made on notes payable. Cash provided from financing activities in 1995 amounted to $26.8 million and is mainly attributable to the Company's initial public offering on June 28, 1995, which provided net proceeds to the Company of approximately $28.3 million, and issuance of notes payable ($9.3 million), partially offset by payments on capital leases ($7.7 million) and the decrease in a line of credit ($4.6 million). In addition, in April 1995 the Company sold a total of 42,500 shares of Common Stock to Atmel for an equity investment of $3.4 million.

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

LITIGATION

         On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. The plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresntations to enable: (1) insiders to sell their shares at a profit, (ii) the Company's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and
(iii) the Company to acquire NewLogic (which acquisition was later accomplished in exchange for 31,440 shares of the Company's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of the Company's stock on or about February 22, 1996 at a price of $145.00 per share, (ii) defendant Lam sold 313 shares of the Company's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 shares of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plaintiffs have set a hearing date of April 9, 1998 for a motion to amend their complaint to incorporate factual allegations derived from the February 21, 1997 action described below. There can be no assurance that the Company will be successful in the defense of this action. Even if the Company is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

         On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, PaineWebber, Inc. and Smith Barney (the "Paradigm Defendants") with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. This second class action is asserted against the same Paradigm Defendants, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiffs have appealed the decision and filed a brief in support of its appeal. The Paradigm Defendants' responsive brief is due to be filed March 30, 1998. There can be no assurances that the Company will be successful in defeating the appeal. Even if Paradigm is successful in defeating the appeal, it may incur substantial legal fees and other expenses related to this appeal. If unsuccessful in defeating the appeal, the Company's business operating results and cash flows could be materially adversely affected.

         On May 19, 1997, former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The Complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. The plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that the Company reported a sale of $1,650,000 worth of products to NexGen, Inc., one of the Company's customers, that was not a legitimate sale.
Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, plaintiffs allege that on March 31, 1996, the Company shipped $1,440,080 worth of products to Arco, one of the Comapny's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. On February 20, 1998, defendants filed a demurrer as to all causes of action in the amended complaint, which is set to be heard April 2, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. The Company has served plaintiff with form interrogatories, to which they have responded. There can be no assurance that the Company will be successful in such defense. Even if Paradigm is successful in such defense, it may incur substantial legal fees and other expenses related to this claim. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

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

         The Company has evaluated all of its computer software and database software to identify modifications, if any, that may be required to address Year 2000 issues. The Company does not believe there is significant risk associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, each of whom has indicated that its software is Year 2000 compliant. The Company intends to test all of its software programs during the first two quarters of 1998 to ensure that each will work in conjunction with the other after December 31, 1999. If unforeseeable problems arise during the testing phase, the Company intends to have them corrected prior to the end of the 1998 calendar year. The Company does not expect the financial cost associated with any required modifications to have a material adverse impact on the Company's results, operations or financial condition. The Company also relies on third parties to ship its products. The Company is currently investigating whether such parties are Year 2000 compliant. The Company does not expect that failure on the part of any third party to be Year 2000 compliant will have a material adverse impact on its business, results of operations or financial condition.


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



Price Waterhouse LLP

San Jose, California
February 21, 1998, except as to
Note 13, which is as of March 9, 1998,
and except as to the first paragraph
of Note 2, which is as of May 1, 1998.

                                 BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                                     December 31,
                                                                            ---------------------------
                                                                                 1996           1997
                                                                            ------------    -----------
ASSETS:
Current assets:
  Cash and cash equivalents.............................................    $        587    $       461
  Accounts receivable, net of allowances of $1,569 and $65..............           2,800          2,705
  Accounts receivable, related party....................................             137             --
  Inventory.............................................................           2,472          2,580
  Prepaid expenses and other............................................           4,918            544
                                                                            ------------    -----------
      Total current assets..............................................          10,914          6,290
  Property and equipment, net...........................................           6,638          2,737
  Other assets..........................................................             190            263
                                                                            ------------    -----------
                                                                            $     17,742    $     9,290
                                                                            ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Line of credit........................................................    $      2,015    $     1,719
  Accounts payable......................................................           6,103          2,177
  Accounts payable, related party.......................................             140             --
  Accrued expenses and other liabilities................................           2,766          1,787
  Current portion of debt obligations...................................             282            192
                                                                            ------------    -----------
      Total current liabilities.........................................          11,306          5,875
  Debt obligations, net of current portion..............................              92            342
  Deferred rent.........................................................              --             64
                                                                            ------------    -----------
      Total liabilities.................................................          11,398          6,281
                                                                            ------------    -----------
  Commitments and contingencies (Notes 10 and 12)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized, -0- and
      257 shares issued and outstanding.................................              --             --
  Common stock, $0.01 par value; 25,000,000 shares authorized;
      722,500 and 1,160,100 shares issued and outstanding...............               7             12
  Additional paid-in capital............................................          36,291         43,169
  Accumulated deficit...................................................         (29,954)       (40,172)
                                                                            ------------    -----------
      Total stockholders' equity........................................           6,344          3,009
                                                                            ------------    -----------
                                                                            $     17,742    $     9,290
                                                                            ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                          Year Ended December 31,
                                                                  ---------------------------------------
                                                                      1995         1996          1997
                                                                  ----------    ----------    -----------

Sales, net.....................................................   $   51,923    $   23,202    $    12,449
Cost of goods sold.............................................       31,033        36,364         11,946
                                                                  ----------    ----------    -----------
Gross profit (loss)............................................       20,890       (13,162)           503
                                                                  ----------    ----------    -----------
Operating expenses:
  Research and development.....................................        4,621         6,243          3,406
  Selling, general and administrative..........................        8,107         9,497          4,920
  Loss on sale of wafer fabrication facility...................           --         4,632             --
  Write-off of in-process technology acquired..................           --         3,841             --
                                                                  ----------    ----------    -----------
      Total operating expenses.................................       12,728        24,213          8,326
                                                                  ----------    ----------    -----------
Operating income (loss)........................................        8,162       (37,375)        (7,823)
Interest expense...............................................        1,369         1,121            370
Other (income) expense, net....................................         (615)         (946)           718
                                                                  ----------    ----------    -----------
                                                                       7,408       (37,550)        (8,911)

Provision (benefit) for income taxes...........................        2,145        (1,125)            --
                                                                  ----------    ----------    -----------
Net income (loss)..............................................        5,263       (36,425)        (8,911)

Accretion related to Preferred Stock...........................           --            --         (1,307)
                                                                  ----------    ----------    -----------
Net income (loss) attributable to common shareholders..........   $    5,263    $  (36,425)   $   (10,218)
                                                                  ----------    ----------    ============
Net income (loss) per share:
  Basic........................................................   $    13.92    $   (51.59)   $    (11.87)
                                                                  ----------    ----------    -----------
  Diluted......................................................   $     9.14    $   (51.59)   $    (11.87)
                                                                  ----------    ----------    -----------
Weighted average common shares outstanding:
  Basic........................................................          378           706            861
                                                                  ----------    ----------    -----------
  Diluted......................................................          576           706            861
                                                                  ----------    ----------    -----------


   The accompanying notes are an integral part of these financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (in thousands, except Preferred Stock shares)

                                                                                                      Retained
                                          Preferred Stock          Common Stock       Additional      Earnings
                                      -----------------------  -------------------      Paid In     (Accumulated
                                         Shares      Amount     Shares     Amount       Capital       Deficit)          Total
                                      ------------  ----------  ---------  --------   -----------   ---------------  ----------
Balance, December 31, 1994..........    6,400,000   $     960         59   $    18    $       159   $        1,208   $   2,345
Reincorporation in Delaware ........           --         --          --       (16)            16               --          --
Initial public offering of common
  stock, net of costs...............           --         --         230         2         28,302               --      28,304
Conversion of preferred stock to
  common stock......................   (6,400,000)      (960)        320         3            957               --          --
Issuance of stock pursuant to Atmel
  agreement.........................           --         --          43        --          3,400               --       3,400
Stock options exercised.............           --         --           8        --             37               --          37
Net income..........................           --         --          --        --             --            5,263       5,263
                                      -----------   --------    --------   -------    -----------    -------------   ---------
Balance, December 31, 1995..........           --         --         660         7         32,871            6,471      39,349
Issuance of common stock to
  acquire New Logic.................           --         --          31        --          2,656               --       2,656
Issuance of common stock under
  employee stock plans..............           --         --          31        --            764               --         764
Net loss............................           --         --          --        --             --          (36,425)    (36,425)
                                      -----------   --------    --------   -------    -----------    -------------   ---------
Balance, December 31, 1996..........           --         --         722         7         36,291          (29,954)      6,344
Issuance of convertible preferred
  stock, net of offering costs......          500         --          --        --          4,673               --       4,673
Issuance of common stock upon
  conversion of preferred...........         (243)        --         376         4            (4)               --          --
Issuance of common stock in
  payment of accounts payable.......           --         --          51         1            803               --         804
Issuance of common stock under
  employee stock plans..............           --         --           6        --             49               --          49
Issuance of common stock upon
  exercise of warrants..............           --         --           5        --             50               --          50
Accretion related to preferred stock           --         --          --        --          1,307           (1,307)         --

Net loss............................           --         --          --        --             --           (8,911)     (8,911)
                                      -----------   --------    --------   -------    -----------    -------------   ---------

Balance, December 31, 1997..........          257   $     --       1,160   $    12    $    43,169    $     (40,172)  $   3,009
                                      ===========   ========    ========   =======    ===========    =============   =========


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                       -----------------------------------------
                                                                           1995           1996         1997
                                                                       ------------   -----------    -----------
Cash flows from operating activities:
  Net income (loss).................................................   $     5,263    $  (36,425)    $   (8,911)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization.................................         5,141         5,716          1,668
      Provision for doubtful accounts...............................            90         1,372             92
      Loss on sale of wafer fabrication facility....................            --         4,632             --
      Write off in-process technology...............................            --         3,841             --
      Loss (gain) on sale of and write-off of fixed assets..........            --          (532)         1,727
      Changes in operating assets and liabilities:
      Accounts receivable...........................................        (5,680)        6,115            140
      Inventory.....................................................          (814)        1,430           (108)
      Other assets..................................................        (1,361)          (48)         4,301
      Accounts payable..............................................         3,475         2,023         (3,262)
      Pre-1994 reorganization liabilities paid......................        (1,007)          (34)            --
      Other liabilities.............................................         3,012        (3,723)          (915)
                                                                       -----------    ----------     ----------
  Net cash provided by (used in) operating activities before
      reorganization items paid.....................................         8,119       (15,633)        (5,268)
      Reorganization items paid.....................................          (189)           --             --
                                                                       -----------    ----------     ----------
         Net cash provided by (used in) operating activities........         7,930       (15,633)        (5,268)
                                                                       -----------    ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment...............................       (13,609)      (13,985)          (430)
  Purchase of short-term investments................................       (18,689)       (2,672)            --
  Sale of short-term investments....................................         1,491        19,870             --
  Sale of fixed assets..............................................            --           549            936
  Proceeds from sale of wafer fabrication facility..................            --         6,665             --
  Acquisition of NewLogic, net of cash acquired.....................            --          (723)            --
                                                                       -----------    ----------     ----------
      Net cash provided by (used) by investing activities...........       (30,807)        9,704            506
                                                                       -----------    ----------     ----------
Cash flows from financing activities:
  Line of credit increase (decrease)................................        (4,623)        2,015           (296)
  Payments on capital leases........................................        (7,747)           --           (147)
  Issuance of notes payable.........................................         9,300        11,339            442
  Principal payments on notes payable...............................        (1,914)      (11,601)          (135)
  Issuance of common stock..........................................        31,741           748             99
  Issuance of preferred stock.......................................            --            --          4,673
                                                                       -----------    ----------     ----------
      Net cash provided by financing activities.....................        26,757         2,501          4,636
                                                                       -----------    ----------     ----------
      Net increase (decrease) in cash and cash equivalents..........         3,880        (3,428)          (126)
Cash and cash equivalents:
  Beginning of period...............................................           135         4,015            587
                                                                       -----------    ----------     ----------
  End of period.....................................................   $     4,015    $      587     $      461
                                                                       ===========    ----------     ----------
Supplemental information:
  Interest paid.....................................................   $     1,335    $    1,291     $      370
                                                                       -----------    ----------     ----------
  Income taxes paid.................................................   $       348    $    1,067     $       --
                                                                       -----------    ----------     ----------
Supplemental disclosure of non-cash items:
  Issuance of warrant in connection with sale of
      Convertible Preferred Stock...................................                                 $       67
                                                                                                     ----------
  Accretion related to Convertible Preferred Stock..................                                 $    1,307
                                                                                                     ----------
  Conversion of accounts payable to common stock....................                                 $      804
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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVERSE STOCK SPLIT

         Share information for all periods has been retroactively adjusted to reflect a 10-for-1 reverse stock split of common stock effected on May 1, 1998.

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                  1995           1996             1997
                                                              -----------    ------------      -----------
                                                                  (in thousands, except per share data)

Net income (loss)........................................     $     5,263    $    (36,425)     $    (8,911)
Accretion related to Convertible Preferred Stock.........              --              --           (1,307)
                                                              -----------    ------------      -----------
Net income attributable to common shareholders...........     $     5,263    $    (36,425)     $   (10,218)
                                                              ===========    ============      ===========
Shares calculation:
Average shares outstanding--basic.........................            378             706              861
Effect of dilutive securities:
   Stock options and warrants............................              38              --               --
   Convertible Preferred Stock...........................             160              --               --
                                                              -----------    ------------      -----------
Average shares outstanding--diluted.......................            576             706              861
                                                              ===========    ============      ===========
Net income (loss) per share--basic........................    $     13.87    $     (51.59)     $    (11.87)
                                                              ===========    ============      ===========
Net income (loss) per share--diluted......................    $      9.14    $     (51.59)     $    (11.87)
                                                              ===========    ============      ===========

         Options to purchase 112,900 shares of common stock at prices ranging from $2.50 to $20.60 per share were outstanding during 1997 and approximately 1,067,000 shares issuable on the conversion of the 257 shares of Convertible Preferred Stock, based on the conversion factor at December 31, 1997, were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

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

         On April 28, 1995, pursuant to certain agreements with certain of the Company's stockholders, Atmel Corporation ("Atmel") acquired 42,500 shares of common stock from the Company, 30,000 shares of common stock from certain stockholders of the Company who had been unsecured creditors of the Company as of the reorganization, and 12,805 shares of common stock from the Company's equipment lessors all of which shares were purchased at a price of $80.00 per share (the "Atmel Stock"). Atmel also acquired certain warrants to purchase 17,500 shares of common stock at an exercise price of $10.00 per share, for a purchase price of $70.00 per share subject to the warrants. In connection with these transactions, the Company entered into an Agreement with Atmel (the "Stock Purchase Agreement") pursuant to which Atmel agreed to certain transfer restrictions for a period of three years. Atmel also agreed to certain standstill provisions, including an agreement not to increase its beneficial ownership above 19.9% of the voting power of the Company on a fully diluted basis for a period of five years from the date of the Stock Purchase Agreement. The foregoing restrictions terminate on the date on which a person or entity acquires more than 50% of the voting power of the Company. In addition, Atmel agreed that, for a period of ten years from the date of the Stock Purchase Agreement, it will vote the Atmel Stock in proportion to the votes cast by the other stockholders of the Company, except with respect to certain material events. The voting and standstill restrictions terminate at such time as Atmel beneficially owns less than 5% of the common stock of the Company. On April 28, 1995, Atmel also entered into a Licensing and Manufacturing Agreement (the "Agreement") with the Company. This Agreement provides Atmel with a nonexclusive, royalty bearing license to manufacture, use and sell certain of the Company's products. The royalty fee is based on a percentage of the average selling price of the products sold. In addition, under the Agreement, a certain wafer manufacturing capacity per week has been made available to the Company by Atmel. The Agreement does not include a purchase commitment by the Company. However, to the extent the Company provides Atmel with its three-month demand forecast, it is committed to purchase the three-month forecasted quantities. No obligation to purchase wafers existed as of December 31, 1997. The price of the wafers has been fixed at the current fair market value. The Agreement expires on April 28, 2000. There were no purchases from Atmel in 1997, and there was no amount due Atmel at December 31, 1997. The value of product purchased from Atmel in the year ended December 31, 1996 was $429,000 of which $140,000 is included in the accounts payable, related party balance at December 31, 1996.

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

NOTE 6 -- NEWLOGIC ACQUISITION

         In June 1996, the Company acquired, through a stock purchase and merger transaction, NewLogic, a company which develops and manufactures logic designs with large memory arrays. In exchange for its purchase of the NewLogic capital stock, the Company issued 31,439 shares of the Company's common stock, with a market value of approximately $2,656,000, and approximately $825,000 in cash. In addition, the Company incurred transaction costs of approximately $237,000. The fair value of NewLogic's tangible net assets at the date of acquisition was a deficit of $373,000. Approximately $3,841,000 of the purchase price in excess of the fair market value of the net tangible assets was allocated to in-process technology which the Company wrote off in the quarter ended June 30, 1996. Approximately $250,000 was allocated to other intangibles. The unamortized balance of these other intangibles was written off in connection of the shutdown of NewLogic in early 1997.

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

NOTE 7 -- CONVERTIBLE PREFERRED STOCK

         On January 23, 1997, the Company sold a total of 200 shares of Series A Preferred Stock in a private placement, at a price of $10,000 per share, for total proceeds (net of payments to third parties) of approximately $1,880,000. The Series A Preferred Stock includes cumulative dividends at 5% per annum. The Series A Preferred Stock also includes an embedded discount on conversion which was accreted from the issuance date through April 23, 1997, the date upon which the Series A Preferred Stock became convertible. The accretion of the embedded discount and the cumulative dividends were treated as a charge to accumulated deficit. Also in connection with the sale of the Series A Preferred Stock the Company issued a warrant to purchase 15,000 shares of its Common Stock for $41.25 per share. The warrant is exercisable until January 22, 2000. The Company valued these warrants at $67,000 using the Black/Scholes option pricing model.

         The Series A Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series A Preferred Stock being converted by (B) the Series A Conversion Price in effect at the time of conversion. The "Series A Conversion Price" is equal to the lower of (i) $22.50 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series A Preferred Stock. During 1997, the holders of the Series A Preferred Stock converted 149 shares of the Series A Preferred Stock into 239,605 shares of the Company's Common Stock. As of December 31, 1997, there were 51 shares of the Series A Preferred Stock outstanding.

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

         The Series B Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series B Preferred Stock being converted by (B) the Series B Conversion Price in effect at the time of conversion. The "Series B Conversion Price" will be equal to the lower of (i) $13.75 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series B Preferred Stock. During 1997, the holders of the Series B Preferred Stock converted 94 shares of the Series B Preferred Stock into 136,040 shares of the Company's Common Stock. As of December 31, 1997, there were 106 shares of the Series B Preferred Stock outstanding.

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

         The Series C Preferred Stock is convertible at the option of the holder into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the sum of (1) $10,000 plus (2) the amount of all accrued but unpaid or accumulated dividends on the shares of Series C Preferred Stock being converted by (B) the Series C Conversion Price in effect at the time of conversion. The "Series C Conversion Price" will be equal to the lower of (i) $5.90 or (ii) eighty-two percent (82%) of the average closing bid price of a share of Common Stock as quoted on the SCM (or quoted on such other national or regional securities exchange or automated quotation system upon which the Common Stock is listed and principally traded) over the five (5) consecutive trading days immediately preceding the date of notice of conversion of the Series C Preferred Stock. During 1997, none of the Series C Preferred Stock was converted into shares of the Company's Common Stock.

NOTE 8 -- STOCK COMPENSATION PLANS:

         The 1994 Stock Option Plan ("Option Plan") was established on June 21, 1994. Under the Option Plan, the maximum aggregate number of shares which may be issued under the Option Plan upon exercise of options is 149,800 shares
(subject to a 3% increase each January 1st). Nonstatutory stock options may be granted to employees, outside directors and consultants, whereas incentive stock options can only be granted to employees. Options are generally granted at fair market value subject to the following:

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

         The Option Plan separately reserves 15,000 shares of common stock for option grants to outside directors. Grant of options to the Company's outside directors are made upon appointment to the Board of Directors and in annual increments thereafter. The exercise price of options granted is the fair market value at the date of grant.

         Nonstatutory stock option activity under the Option Plan was as follows (in thousands):

                                                     1995                 1996                 1997
                                               ----------------     ----------------     ---------------

Outstanding at beginning of period........                  73                   90                  114
         Granted..........................                  41                  118                  105
         Canceled.........................                 (16)                 (70)                (108)
         Exercised........................                  (8)                 (24)                  (4)
                                               ---------------      ---------------      ---------------
Outstanding at December 31................                  90                  114                  107
                                               ---------------      ---------------      ---------------
Exercisable at December 31................                  38                   30                   42
                                               ---------------      ---------------      ---------------
Available for Grant at December 31........                  31                   15                   18
                                               ---------------      ---------------      ---------------


         Weighted average option exercise price information for the years 1995, 1996 and 1997 as follows:

                                                     1995                 1996                 1997
                                               ----------------     ----------------     ----------------

Outstanding at beginning of period........     $           3.20     $          43.00     $          45.40
Granted during the year...................               102.60                62.00                15.30
Canceled during the year..................                33.50                82.40                48.50
Exercised during the year.................                 4.30                 5.80                 3.00
Outstanding at December 31................                43.00                45.40                12.20
Exercisable at December 31................                13.60                27.70                11.70


         Significant option groups outstanding at December 31, 1997, and related weighted average price and life information follows (options in thousands):



                                                                                 Weighted
                                    Outstanding            Exercisable           Average
                                -------------------   --------------------      Remaining
   Exercise Prices               Shares     Price       Shares      Price      Life (Years)
-------------------------       --------   --------   ----------  --------     ------------

$2.50-3.00...............           30     $  2.80          17    $   3.00          8.1
$3.10-13.10..............           25       11.50           5       10.90          9.5
$13.80-18.10.............           22       14.60           6       14.80          9.4
$18.80-20.60.............           30       20.60          14       20.60          8.0


         Options granted vest over a period of four years. The term of the options shall be no longer than 10 years. All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 was $53.40, $27.40 and $14.40 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                   1995        1996         1997
                                ---------    --------     -------

Expected life (years).......         5           5           5
Risk free interest rate.....       6.9%        6.6%         6.2%
Volatility..................        48%         50%         168%
Dividend yield..............        --          --          --

         In April 1995, the board of directors of the Company adopted the Paradigm Technology, Inc. Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The ESPP became effective upon the closing of the Company's initial public offering in July 1995. Under the ESPP, 25,000 shares of common stock have been reserved for issuance to full-time employees employed with the Company for at least three consecutive months.

         Under the ESPP, the purchase price of the common stock will be equal to 85% of the lower of (i) the market price of common stock immediately before the beginning of the applicable participation period or (ii) the market price of common stock at the time of purchase. In general, each participation period is 24 months long, with a new participation period beginning every six months. During 1996 and 1997, 7,678 and 2,500 shares were issued under the plan. The fair value of the employee's purchase rights was estimated using the Black-Scholes model with the following assumptions for 1995, 1996 and 1997, respectively; dividend yield of 0% in all years; an expected life of two years for each purchase period; expected volatility of 48%, 50% and 168%; and risk free interest rates of 6.2%, 6.3% and 6.2%. The weighted-average fair value of these purchase rights granted in 1995, 1996 and 1997 was $53.70, $47.80 and $18.70, respectively.

         Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                            1995          1996          1997
                                                         ----------   -----------    ----------

Net income (loss):
         As reported.................................    $   5,263    $  (36,425)    $  (8,911)
         Pro forma...................................        5,024       (37,272)       (9,704)

Diluted Net income (loss) per share:
         As reported.................................    $    9.14    $   (51.59)    $  (11.87)
         Pro forma...................................         8.72        (52.79)       (12.79)


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

NOTE 13  -- SUBSEQUENT EVENTS:

         In January and February, 1998, holders of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock converted additional shares of the Preferred Stock into the Company's Common Stock, as follows:

                         Shares of               Shares of
                      Preferred Stock          Common Stock
       Series            Converted                Issued
     ----------       ---------------          ------------

         A                  21                      107,565
         B                  38                      166,840
         C                  15                       52,700

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

                                            SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                                                               Compensation
                                                                                                  Payouts
                                                            Annual Compensation                ------------
                                          -------------------------------------------------     Securities
                                                                              Other Annual      Underlying
  Name and Principal Position    Year       Salary($)      Bonus($)(1)       Compensation($)    Options(#)
  ---------------------------    ----    -------------     -----------       ---------------   ------------
Michael R. Gulett                1997    $     243,408     $        --        $        --       $    --
      President and Chief        1996          249,185          85,000                 --         2,500(2)
      Executive Officer          1995          219,692         115,000                 --         1,500(3)

James Boswell (4)                1997          144,779           9,000           7,477(5)            --
      Vice President, Sales      1996          119,638           9,174           1,385(6)         2,625(7)
      and Marketing              1995            6,250              --                 --         1,500(8)

Dennis McDonald (9)              1997          103,037              --                 --            --
      Former Vice President,     1996          134,302          19,174                 --         1,700(10)
      Human Resources            1995           70,400             175                 --         2,500(11)

Richard Morley(12)               1997          124,471              --                 --            --
      Vice President
      of Operations

--------------

(1) Represents cash bonuses, profit sharing and commissions paid during the year.
(2) Includes options granted on February 3, 1997 for 2,500 shares upon cancellation of a previous option granted on July 24, 1996.
(3) Includes options granted on February 3, 1997 for 1,500 shares upon cancellation of a previous option granted on June 15, 1995.
(4)   Mr. Boswell was hired by the Company in November 1995.
(5)   Represents car allowance.
(6)   Represents automobile expenses.
(7) Includes options granted on February 3, 1997 for 1,500 shares and 1,125 shares upon cancellation of previous options granted on July 24, 1996 and November 21, 1996, respectively.
(8) Includes options granted on February 3, 1997 for 1,500 shares upon cancellation of previous options granted on December 28, 1995.
(9) Mr. McDonald, hired by the Company in May 1997, became a consultant with the Company in March 1997.
(10)  Includes options granted on February 3, 1997 for 500 shares and 12,000 shares upon cancellation of previous options granted on January 1, 1996 and July 24, 1996, respectively.
(11) Includes options granted on February 3, 1997 for 2,500 shares upon cancellation of a previous option granted on May 24, 1995.
(12)  Mr. Morley was hired by the Company in February 1997.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                          Potential Realizable Value
                                                                                            at Assumed Annual Rates
                       Number of                                                                of Stock Price
                       Securities       Percent of Total                                    Appreciation for Option
                       Underlying       Options Granted    Exercise or                              Term(3)
                         Options        to Employees in    Base Price      Expiration    ----------------------------
                        Granted(1)      Fiscal Year(2)      ($/Share)         Date          5% ($)           10% ($)
                      -------------     ----------------   -----------     ----------    -------------    -----------

Michael R. Gulett          2,550            2.3%             14.70          08/18/07         23,558         59,700

James H. Boswell           2,375            2.1              12.50          04/25/07         18,670         47,314
                           1,125            1.0              14.70          08/18/97         10,393         26,339
                           1,000              *               2.50          12/23/07          1,572          3,984

Dennis McDonald               --             --                 --             --                --             --

Richard Morley             1,125            1.0              14.70          08/18/07         10,393         26,339
                             300              *               2.50          12/23/07            472          1,195

----------

*     Less than one percent.
(1) Six months after the original grant date, 1/8th of the shares will be vested and thereafter the remaining shares will vest over four years at 1/48th per month.
(2)   Based on options to purchase an aggregate of 112,900 shares of Common
      Stock granted during fiscal 1997.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common
      Stock, the optionee's continued employment through applicable resting periods and the date on which the options are exercised.

         The following table shows stock options exercised by the Named Executive Officers as of December 31, 1997. In addition, this table includes the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 1997. The closing price of the Company's Common Stock at fiscal year-end was $3.44.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised           In-the-Money Options
                          Shares                           Options at FY-End(#)              at FY-End($)(1)
                       Acquired on       Value         ----------------------------     ----------------------------
     Name              Exercise (#)   Realized ($)     Exercisable    Unexercisable     Exercisable    Unexercisable
- -------------------    ------------   ------------     -----------    -------------     -----------    -------------
Michael R. Gulett            --         $    --           19,763            3,288         $  7,260        $    --
James Boswell                --              --            2,063            6,562               --            940
Dennis McDonald              --              --            2,040            2,160               --             --
Richard Morley               --              --              750            8,675               --            282

- --------------

(1) Value is calculated by (i) subtracting the exercise price per share from the year-end closing price of $3.44 per share; and (ii) multiplying the number of shares subject to the option.

                           TEN-YEAR OPTION REPRICINGS

REPRICING OF STOCK OPTIONS

         In February 1997, the Company's Board agreed that additional incentives were needed since many of the Company's exployees and directors held stock options with grants priced significantly higher than the fair market value of the Company's common stock. Therefore, the Company implemented a program whereby option holders could exchange higher priced option shares for the same number of lower priced option shares. The new options were issued on February 3, 1997 at the then fair market value of $20.625 per share. Executive officers must remain active on the Company's payroll until August 3, 1997 to exercise their new options. All executive officers and directors holding options were eligible to participate in this program. The total options owned by directors and executive officers prior to the repricing represented 5% and 35%, respectively. Data for executive officers and directors who were eligible to reprice options are shown in the first table entitled "Ten-Year Option Repricings." The following table sets forth the repricing of options held by the Named Executive Officers and directors.

                                                                                                                    Length of
                                                                         Market                                     Original
                                           Number of                    Price of       Exercise                    Option Term
                                          Securities       Number       Stock at       Price at                     Remaining
                                          Underlying       of New        Time of        Time of        New         at Date of
                                            Options        Options      Repricing      Repricing    Exercise        Repricing
         Name                Date        Repriced (#)      Granted         ($)            ($)       Price ($)    (years.months)
- -----------------------   -----------   --------------  ------------   -----------   ------------  -----------   --------------

Michael Gulett             02/03/97            1,500         1,500    $   20.625     $    90.00    $   20.625           8.4
                           02/03/97            2,500         2,500        20.625          45.00        20.625           9.5

Robert C. McClelland       02/03/97            1,000         1,000        20.625           9.00        20.625           8.4
                           02/03/97              500           500        20.625         135.00        20.625          8.10
                           02/03/97              800           800        20.625          45.00        20.625           9.5

Philip Siu                 02/03/97            6,250         6,250        20.625          85.00        20.625           8.2
                           02/03/97            1,000         1,000        20.625         135.00        20.625          8.10
                           02/03/97            1,200         1,200        20.625          45.00        20.625           9.5

Dennis McDonald            02/03/97            2,500         2,500        20.625          90.00        20.625           8.3
                           02/03/97              500           500        20.625         135.00        20.625          8.10
                           02/03/97            1,200         1,200        20.625          45.00        20.625           9.5

James Boswell              02/03/97            1,500         1,500        20.625          45.00        20.625           9.5
                           02/03/97            1,125         1,125        20.625          25.00        20.625           9.9
                           02/03/97            1,500         1,500        20.625         135.00        20.625           8.9

George Collins             02/03/97            1,250         1,250        20.625         250.00        20.625           8.8

James Kochman              02/03/97            1,250         1,250        20.625          60.00        20.625            8

Atiq Raza                  02/03/97            1,250         1,250        20.625         135.00        20.625          8.10

COMPENSATION OF DIRECTORS

         The Company's non-employee directors ("Outside Directors") receive a fee of $3,000 per quarter. All Outside Directors are also reimbursed for expenses incurred in connection with attending Board and committee meetings. The Company's 1994 Stock Option Plan (the "Option Plan") provides for the grant of options to Outside Directors pursuant to a nondiscretionary, automatic grant mechanism, whereby each Outside Director is granted an option at fair market value to purchase 313 shares of Common Stock on the date of each Annual
Meeting of Stockholders, provided such director is re-elected. These options vest over four years at the rate of 25% per year so long as the optionee remains an Outside Director of the Company. Each new Outside Director who joins the Board is automatically granted an option at fair market value to purchase 1,250 shares of Common Stock upon the date on which such person first becomes an Outside Director. These options vest over four years at the rate of 25% per year.

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

                                                         Shares
                                                      Beneficially
       Name of Beneficial Owner                          Owned          Percent
       ------------------------                       ------------      -------
Lyford Ltd.(1)
28 Hagvura
Karni-Shomron, Israel .........................          204,611          13.7%

Vintage Products, Inc.(2)
Arlozorv Street
Telaviv, Israel ...............................          342,165           23.0

Chiang Lam(3)..................................          125,000            8.3

ACMA Limited(4)
17 Jurong Port Road
Singapore 2261.................................          125,000            8.3

Michael R. Gulett(5)...........................           21,988            1.4

Philip Siu(6)..................................            9,488            *

James L. Kochman(7)............................            3,125            *

Richard Morley(8)..............................            3,913            *

James Boswell(9)...............................            3,406            *

George J. Collins(10)..........................              625            *

David G. Campbell(11)..........................            2,825            *

Suneel Rajpal(12)..............................            1,325            *

All directors and executive officers as a
group (8 persons)(13)..........................           46,694            3.1

----------

*     Less than one percent (1%).

(1) Represents up to 204,611 shares of Common Stock issuable upon conversion of the Company's 5% Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). For purposes of determining the number of shares of Common Stock owned by Lyford Ltd., the number of shares of Common Stock calculated to be issuable upon conversion of the Series B Preferred Stock is based on a conversion price of $3.434. Such conversion price is arbitrarily selected and is 82% of the average closing bid price over the five consecutive trading days preceding March 6, 1998 of $4.188. The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. The natural persons who share beneficial ownership of the shares of Common Stock owned by Lyford Ltd. are unknown to the Company. John Gainsford is a director of Lyford who has voting and investment power with respect to the shares held by Lyford.
(2) Represents up to 342,165 shares of Common Stock issuable upon conversion of the Company's 5% Series A Convertible Redeemable Preferred Stock and 5% Series C Convertible Preferred Stock (the "Preferred Stock"). For purposes of determining the number of shares of Common Stock owned by Vintage Products, Inc., the number of shares of Common Stock calculated to be issuable upon conversion of the Preferred Stock is based on a conversion price of $3.434. Such conversion price is arbitrarily selected and is 82% of the average closing bid price over the five consecutive trading days preceding March 6, 1998 of $4.188. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is subject to adjustment depending on the date of the conversion thereof and could be materially less or more than such estimated amount depending on factors which cannot be predicted by the Company including, among other things, the future market price of the Common Stock. The natural persons who share beneficial ownership of the shares of Common Stock owned by Vintage are unknown to the Company. John Gainsford and Brian Bell are directors of Vintage who share voting and investment power with respect to the shares held by Vintage.
(3) Includes 105,000 shares held by ACMA and 20,000 shares issuable upon exercise of outstanding warrants. Mr. Lam is a consultant and advisor to ACMA. Mr. Lam disclaims beneficial ownership of the shares held by ACMA.
(4) Includes 20,000 shares issuable upon exercise of outstanding warrants. ACMA is a publicly held Singapore Corporation. The directors of ACMA who share voting and investment power with respect to the shares held by ACMA are as follows: Quek Sim Pin, Executive Chairman; Tan Chee Jin; Tan Seng Tjie; Rai Rajen, Managing Director; Low Seow Chye; Kwok Chee Wai; Tan Keng Lin; and Chou Kong Seng, Finance Director. See note 3 above.
(5) Includes 20,738 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(6) Includes 9,488 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(7) Includes 3,125 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(8) Includes 1,163 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(9) Includes 3,406 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(10) Includes 625 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(11) Includes 2,263 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(12) Includes 1,325 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.
(13) Includes 42,131 shares subject to stock options that are exercisable or will become exercisable within 60 days of March 6, 1998.

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

      4.4          Certificate of Amendment.(9)

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

     10.22 License and Manufacturing Agreement between the Registrant and Atmel Corporation dated April 28, 1995.(1)(2)

     10.23 Patent License Agreement between the Registrant and American Telephone and Telegraph Company dated December 13, 1990.(1)

     10.24 Amended and Restated Registration Rights Agreement between the Registrant and certain stockholders of the Registrant dated April 28, 1995.(1)

     10.25 Amended Warrant for 50,000 shares of Common Stock of the Registrant issued to ACMA Limited on June 23, 1994 (share amount does not reflect the 10-for-1 reverse stock split effected on May 1, 1998).(1)

     10.26 Warrant for 100,000 shares of Common Stock transferred by ACMA Limited to Chiang Lam on December 9, 1994 (share amount does not reflect the 10-for-1 reverse stock split effected on May 1, 1998).(1)

     10.27 Warrant for 50,000 shares of Common Stock issued by the Registrant to ACMA Limited on January 25, 1995 between the Registrant and Atmel Corporation (share amount does not reflect the 10-for-1 reverse stock split effected on May 1,
                   1998).(1)

     10.28 Warrant for 350,000 shares of Common Stock of the Registrant transferred by ACMA Limited to Atmel Corporation on May 1, 1995 (share amount does not reflect the 10-for-1 reverse stock split effected on May 1, 1998).(1)

     10.29 Loan and Security Agreement between the Registrant and Greyrock Business Credit dated February 28, 1995.(1)

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

     10.48 Employee letter agreement dated May 23, 1996 between the Registrant and Gregory Roberts.(8)

     10.49 Executive Compensation Agreement dated August 26, 1996 between the Registrant and Michael Gulett.(8)

     10.50 Stock Purchase Agreement dated as of January 23, 1997 by and between the Registrant and Vintage Products, Inc.(7)

     10.51 Stock Purchase Agreement dated as of July 22, 1997 by and between the Registrant and Lyford Ltd.(10)

     10.52 Transition Plan/Employment Agreement dated October 23, 1997 between the Registrant and Dennis McDonald.(9)

     10.53 Standard Sublease dated November 24, 1997 between the Registrant and EG&G IC Sensors.(9)

     10.54 Stock Purchase Agreement dated as of November 26, 1997 by and between the Registrant and Vintage Products, Inc.(11)

     10.55 Consent to Sublease dated December 10, 1997 between the Registrant and Peeryl Arrillaga.(9)

     10.56 Letter Agreement dated December 27, 1997 between the Registrant and Suneel Rajpal.(9)

     10.57 Warrant to Purchase Stock dated June 30, 1997 between the Registrant and Greyrock Business Credit.(9)

     10.58 Amendment to Loan Documents dated January 29, 1998 between the Registrant and Greyrock Business Credit.(9)

     10.59 Agreement and Plan of Merger and Reorganization dated March 6, 1998 by and among the Registrant, Paradigm Enterprises, Inc. and IXYS Corporation.(9)

     23.1          Consent of Price Waterhouse LLP, Independent Accountants.

     27.1          Financial Data Schedule, for the period ending December 31,
                   1997.

     27.2          Financial Data Schedule, for the period ending March 29,
                   1997.

     27.3          Financial Data Schedule, for the period ending September 30,
                   1997.

     27.4          Financial Data Schedule, for the period ending June 30,
                   1997.

    Exhibit
    Number                               Exhibit
    -------                              -------

     27.5          Financial Data Schedule, for the period ending March 31,
                   1997.

     27.6          Financial Data Schedule, for the period ending December 31,
                   1996.

     27.7          Financial Data Schedule, for the period ending September 30,
                   1996.

     27.8          Financial Data Schedule, for the period ending June 30,
                   1996.

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

         Dated:  June 3, 1998.

                                         PARADIGM TECHNOLOGY, INC.


                                         By       /s/ MICHAEL GULETT
                                           -------------------------------------
                                                      Michael Gulett
                                           President and Chief Executive Officer



            Signature and Title                                    Date



By          /s/ Michael Gulett                                 June 3, 1998
  ------------------------------------------------
                Michael Gulett
  President, Chief Executive Officer and Director
         (Principal Executive Officer)


By          /s/ David G. Campbell                              June 3, 1998
  ------------------------------------------------
                David G. Campbell
          Vice President of Finance and
             Chief Financial Officer
          (Principal Financial Officer)


By        *                                                    June 3, 1998
  ------------------------------------------------
                George Collins
                   Director



By        *                                                    June 3, 1998
  ------------------------------------------------
                James Kochman
                  Director

* By power of attorney

                 /s/ Michael Gulett
  ------------------------------------------------
                 Attorney-in-Fact