Form 10-Q
period 1998-06-30
PARADIGM TECHNOLOGY INC /DE/
filed 1998-08-14
CIK 945699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998, or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from  ______               to  ______

Commission file number        0-26124
                         -----------------

         PARADIGM TECHNOLOGY, INC.
         -----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                           77-0140882
         -----------------------------------------------------------------
         (State or other jurisdiction of
         incorporation or organization)     (I.R.S. Employer Identification No.)

         694 TASMAN DRIVE, MILPITAS, CALIFORNIA                95035
         ----------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

         (408) 954-0500
         ----------------------------------------------------------------
         (Registrant's telephone number, including area code)


         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of June 30, 1998 was 1,779,401.

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION........................................3

     Item 1.    Financial Statements.........................................3

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................14

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk..28

PART II.        OTHER INFORMATION...........................................29

     Item 1.    Legal Proceedings...........................................29

     Item 4.    Submission of  Matters to a Vote of Security Holders........31

     Item 6.    Exhibits and Reports on Form 8-K............................32

Signature       ............................................................32

EXHIBIT 27.1    Financial Data Schedule.....................................34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        PARADIGM TECHNOLOGY, INC.
                                         STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)
                                               (unaudited)

                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                               -----------------------------    ----------------------------

                                                    JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                      1998           1997           1998           1997
                                                -------------   ------------   ------------   ------------

SALES, NET                                           $1,036         $3,466          $2,950         $7,038


Cost of goods sold                                    1,365          3,046           3,135          6,360
                                                -------------   ------------   ------------   ------------

          GROSS PROFIT (LOSS)                          (329)           420            (185)           678
                                                -------------   ------------   ------------   ------------

          Research and development                      289            777             593          1,960

          Selling, general and administrative           753          1,190           1,498          2,815

          TOTAL OPERATING EXPENSES                    1,042          1,967           2,091          4,775
                                                -------------   ------------   ------------   ------------

Operating income (loss)                              (1,371)        (1,547)         (2,276)        (4,097)

Interest expense                                         86             74             157            116

Other (income) expense, net                               0           (536)            (38)          (506)

Income (loss) before taxes                           (1,457)        (1,085)         (2,395)        (3,707)

Provision (benefit) for income taxes                     --             --              --             --
                                                -------------   ------------   ------------   ------------

NET LOSS                                            ($1,457)       ($1,085)        ($2,395)       ($3,707)
                                                =============   ============   ============   ============

Accretion on Preferred Stock                             $0          ($347)           ($30)         ($735)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                                    ($1,457)       ($1,432)        ($2,425)       ($4,442)
                                                =============   ============   ============   ============

EARNINGS (LOSS) PER SHARE - BASIC                    ($0.82)        ($1.88)         ($1.52)        ($5.98)
                                                =============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   1,777            762           1,598            743
                                                =============   ============   ============   ============


            See accompanying notes to condensed financial statements.

                                    PARADIGM TECHNOLOGY, INC.
                                     CONDENSED BALANCE SHEET
                                          (In Thousands)
                                           (unaudited)

                                                           AT JUNE 30, 1998     AT DEC. 31, 1997
                                                           ----------------     ----------------
ASSETS:

     Cash and Short-term Investments                               $254                $461
     Accounts Receivable, net                                       891               2,705
     Inventory                                                    2,230               2,580
     Other Current Assets                                           158                 544
                                                          -----------------------------------------

     TOTAL CURRENT ASSETS                                         3,533               6,290

     Property and Equipment, net                                  2,305               2,737
     Other Assets                                                   113                 263
                                                          -----------------------------------------

            TOTAL ASSETS                                         $5,951              $9,290
                                                          =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Line of Credit                                                $989              $1,719
     Current Portion, Long-term Debt                                129                 192
     Accounts Payable and Other Accrued Liabilities               3,899               3,964
                                                          -----------------------------------------
                      TOTAL CURRENT LIABILITIES                   5,017               5,875

     Long-term Debt                                                 262                 342
     Deferred Rent                                                   54                  64
                                                          -----------------------------------------

            TOTAL LIABILITIES                                     5,334               6,281
                                                          -----------------------------------------

     Stockholders' Equity                                        43,215              43,181
     Retained Earnings (Deficit)                                (42,597)            (40,172)
                                                          -----------------------------------------

            TOTAL STOCKHOLDERS' EQUITY                              618               3,009
                                                          -----------------------------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,951              $9,290
                                                          =========================================


            See accompanying notes to condensed financial statements.

                                         PARADIGM TECHNOLOGY, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (unaudited)

                                                                                Six months ended
                                                                     ----------------------------------------
                                                                        June 30 1998         June 30 1997
                                                                     -------------------  -------------------
Cash flows from operating activities:

       Net income (loss)                                                      $  (2,395)           $  (3,707)
       Adjustments to reconcile net income (loss)
       to net cash from operating activities:
            Depreciation                                                            432                1,210
            Loss on disposition of fixed assets                                       -                  134
            Changes in operating assets and liabilities:
                Accounts receivable                                               1,814                  198
                Inventory                                                           350              (1,092)
                Other assets                                                        536                3,501
                Accounts payable and accrued liabilities                           (75)              (1,999)

                                                                                      -                    -
                                                                     -------------------  -------------------
            Net cash provided by (used in) operating activities                     662              (1,755)

Cash flows used in investing activities:
       Purchases of Capital equipment                                                 -                (261)
                                                                     -------------------  -------------------
Net cash provided by (used in) investing activities:                                  -                (261)
                                                                     -------------------  -------------------

Cash flows from financing activities:
       Line if credit increase (decrease)                                         (730)                  474
       Payments on capital leases                                                  (59)                 (75)
       Payments of notes payable                                                   (84)                    -
       Issuance of Common Stock                                                       4                   29
       Issuance of Redeemable Convertible Preferred Stock                             -                1,880
                                                                     -------------------  -------------------
Net cash provided by financing activities                                         (869)                2,308
                                                                     -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                              (207)                  292
Cash and cash equivalents:
       Beginning of period                                                          461                  587
                                                                     -------------------  -------------------
       End of period                                                          $     254            $     879
                                                                     -------------------  -------------------

Supplemental cash flow information:
       Interest paid                                                          $     157            $     116
                                                                     ===================  ===================
       Income taxes paid                                                      $       -            $       -
                                                                     ===================  ===================
Supplemental disclosure of non cash items:
       Issuance of warrant in connection with sale of Convertible
       Preferred Stock                                                        $       -            $      67
                                                                     ===================  ===================
       Accretion on Convertible Preferred Stock                               $      30            $     735
                                                                     ===================  ===================


            See accompanying notes to condensed financial tatements.

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

In the opinion of management, the unaudited interim condensed financial statements included herein have been prepared on the same basis as the December 31, 1997 audited financial statements, contained in the Company's annual report on Form 10-K Amendment No. 1 filed on June 6, 1998 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. Results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 continuing into 1996, 1997 and the first six months of 1998, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, the Company did experience rapid erosion in product pricing in 1996, 1997 and during the first six months of 1998 which was not within the control of the Company. The Company could continue to experience a downward trend in pricing which could adversely affect the Company's operating results.

The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of 5% Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), 5% Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") and 5% Series C Convertible Preferred Stock (the "Series C Preferred Stock") for aggregate net proceeds of approximately $4,673,000. The Company believes that it will require additional cash infusion from similar private placements of equity or other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements. Absent additional cash infusion from private placements of equity or other sources of liquidity, such as asset sales and equipment financing, the Company's continued existence is in substantial doubt. Management does not believe it is likely to achieve any of the alternatives set forth above. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

As a result of these circumstances, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence is to consummate the pending merger with IXYS Corporation ("IXYS"). On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS Corporation ("IXYS") in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory agency approvals.

On August 4, 1998, the Company held its Annual Stockholders Meeting at which time it was adjourned until August 10, 1998 to allow time to receive sufficient stockholder votes. On August 10, 1998, the Company reconvened and again adjourned its Annual Stockholders Meeting until August 25, 1998.

This report on Form 10-Q for the quarter ended June 30, 1998 should be read in conjunction with the audited financial statements as of December 31, 1997, and the notes thereto included in the Company's Annual Report on Form 10-K Amendment No. 1 filed with the Securities and Exchange Commission on June 6, 1998.

NOTE 2:  Reverse Stock Split

On May 1, 1998, the Company's stockholders approved a 10-for-1 reverse stock split of the Company's Common Stock, such that every 10 shares were combined into one share of Common Stock. All prior period common shares and per share data in these financial statements have been restated to reflect this stock split.

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

                                                             Three Months                       Six Months
                                                      Ended             Ended             Ended            Ended
                                                  June 30, 1998     June 30, 1997     June 30, 1998    June 30, 1997
                                                  -------------     -------------     -------------    -------------

Net loss from operations                             $   (1,457)       $   (1,085)        $  (2,395)     $    (3,707)
Accretion on Convertible Preferred Stock                       0             (347)              (30)            (735)
                                                  ---------------  ----------------  ---------------- ----------------
Net loss attributable to Common shareholders         $   (1,457)       $   (1,432)        $  (2,425)     $    (4,442)
                                                  ===============  ================  ================ ================
Shares calculation:
Average shares outstanding - basic                         1,777               762             1,598              743
Effect of dilutive securities:                                 0                 0                 0                0
     Stock options and warrants
     Convertible Preferred Stock                               0                 0                 0                0
                                                  --------------------------------------------------------------------

Average shares outstanding - diluted                       1,777               762             1,598              743
                                                  ===============  ================  ================ ================
Net loss per share - basic                               ($0.82)           ($1.88)           ($1.52)          ($5.98)
                                                  ===============  ================  ================ ================
Net loss per share - diluted                             ($0.82)           ($1.88)           ($1.52)          ($5.98)
                                                  ===============  ================  ================ ================


Options to purchase shares of common stock and shares issuable upon the conversion of shares of Convertible Preferred Stock were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

NOTE 4:  Balance Sheet Detail
                                                     June 30,          Dec. 31,
                                                       1998              1997
                                                       ----              ----
Inventory (in thousands):
         Work in process                             $1,368            $1,562
         Finished goods                                 862             1,018
                                                     ------            ------
                                                     $2,230            $2,580
                                                     ======            ======

Property and equipment (in thousands):
         Machinery and equipment                     $4,081            $4,081
         Leasehold improvements                         245               245
         Furniture and fixtures                         115               115
                                                     ------            ------
                                                      4,441             4,441
         Less accumulated depreciation               (2,137)           (1,704)
                                                     ------            ------
                                                     $2,305            $2,737
                                                     ======            ======


NOTE 5:  Litigation

        On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by Plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresentations to enable: (i) insiders to sell their shares at a profit, (ii) Paradigm's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and
(iii) Paradigm to acquire NewLogic (which acquisition was later accomplished in exchange for 31,439 shares of Paradigm's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share and sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of Paradigm's stock on or about February 22, 1996 at a price of $145.00 per share,
(ii) defendant Lam sold 313 shares of Paradigm's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 share of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time.

On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by Plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served Plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm Defendants also took the depositions of the named Plaintiffs on April 9, 1997. On January 15, 1997, Plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted Plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. The Court overruled the Paradigm Defendants' demurer to the amended complaint on August 6, 1998. The Paradigm Defendants' response to the amended complaint is due to be filed on August 24, 1998. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

        On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, PaineWebber, Inc. and Smith Barney (the "Paradigm Defendants"), with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed March 30, 1998. Plaintiff has requested oral argument. There can be no assurances that the Company will be successful in defeating the appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

        On May 19, 1997, three former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that Paradigm reported a sale of $1,650,000 worth of products to NexGen, Inc., one of Paradigm's customers, that was not a legitimate sale. Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, Plaintiffs allege that on March 31, 1996, Paradigm shipped $1,440,080 worth of products to Arco, one of Paradigm's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted Plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which is set for hearing on September 3, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on April 23, 1998. The Company has served plaintiff with form interrogatories, to which they have responded. The Company also took Plaintiffs' depositions on April 20-22, 1998. The deposition of one of Plaintiffs is continuing. There can be no assurance that the Company will be successful in defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

        On May 19, 1998, an additional securities class action lawsuit was filed in the United States District Court for the Northern District of California against Paradigm and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam. The complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Securities and Exchange Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleges the same class and the same substantive factual allegations that are contained in the August 12, 1996 action as amended. The Paradigm Defendants intend to vigorously defend the action. Defendants filed a motion to dismiss Plaintiff's claims with prejudice on July 27, 1998. It is set to be heard on October 2, 1998. There can be no assurances that Paradigm will be successful in the defense of this action. If unsuccessful in the defense of any such claim, Paradigm's business, operating results and cash flows could be materially adversely affected.

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

NOTE 6:  Preferred Stock

During the quarter ended June 30, 1998, and cumulatively since the issuance of Preferred Stock, conversions of Preferred Stock into Common Stock were as follows (restated for the 10-for-1 reverse stock split effective May 1, 1998):

                                         Quarter Ended
                                           June 30,                                    Cumulative
                           ---------------------------------------            ----------------------------
                               Preferred                Common                Preferred                Common
                           Shares Converted         Shares Issued         Shares Converted         Shares Issued
                           ----------------         -------------         ----------------         -------------

Series A                            0                          0                  170                 347,170
Series B                            8                     39,373                  157                 399,241
Series C                           11                     53,262                   61                 247,642
                                  ---                     ------                  ---                 -------
                                   19                     92,636                  388                 994,053
                                  ===                     ======                  ===                 =======


As of June 30, 1998, shares of Convertible Preferred Stock outstanding were as follows:

                Series A           30
                Series B           43
                Series C           39

On July 23, 1998, the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock issued a request for conversion of their remaining preferred stock with the condition that the conversion shall be deemed of no force and effect in the event that the pending merger with IXYS Corporation was not consummated by August 28, 1998. If the conversion had taken effect, the number of common shares issued would have been:



                                 Preferred                     Common
                             Shares Converted              Shares Issuable
                             ----------------              ---------------
                 Series A           30                         1,700,622
                 Series B           43                         2,381,635
                 Series C           39                         2,123,739

In connection with the above mentioned notice of conversion, the holders of the Series A Preferred Stock and Series B Preferred Stock requested 190,000 shares of the Common Stock issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock be delivered immediately. This request represents a conversion of approximately 3 shares of the Series A Preferred Stock and 3 shares of the Series B Preferred Stock.


NOTE 7:  Option Repricing

In March 1998, the Company's Board agreed that in order to provide incentives to its employees and directors, repricing of outstanding options was needed to align the option exercise price more closely with the fair market value of the underlying Common Stock as determined by the marketplace. Therefore, the Company implemented a program whereby option holders could exchange higher priced option shares for the same number of lower priced option shares. The new options were issued on March 6, 1998 at $3.187 per share, which is 85% of the fair market value of $3.75. Executive officers must remain active on the Company's payroll to exercise their new options. All executive officers and directors holding options were eligible to participate in this program. A total of approximately 118,000 shares were repriced which will result in compensation expense aggregating $67,000, which will be recorded over the remaining vesting period of the repriced options.

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

Results of Operations

SALES

The Company's net sales of $1.0 million and $3.0 million for the three and six month periods ended June 30, 1998 decreased 70% and 58% from sales of $3.5 million and $7.0 million in the corresponding period in fiscal year 1997. The Company has continued to experience a significant downward trend in pricing that began in late 1995 in addition to lower volumes of units shipped when compared to 1997. The reduced selling prices of the Company's products and reduced unit shipments are both principally a result of the significant excess supply of SRAM devices relative to demand that the SRAM market has been experiencing since late 1995.

The SRAM business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production overcapacity, and accelerated erosion of average selling prices. During the latter part of 1995 continuing into 1996, 1997 and the first six months of 1998, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices.

The selling prices that Paradigm is able to command for its products are highly dependent on industry-wide production capacity and demand. In this regard, paradigm did experience rapid erosion in product pricing in 1996, 1997 and during the first six months of 1998 which was not within the control of Paradigm. Paradigm could continue to experience a downward trend in pricing which could adversely affect Paradigm's operating results.

GROSS PROFIT

Gross losses were $329,000 and $185,000 for the three and six month periods ended June 30, 1998, compared to gross profits of $420,000 and $678,000 for the comparable periods in fiscal 1997. The Company continues to experience industry-wide pricing pressures caused by an oversupply in the worldwide SRAM marketplace. These pricing pressures directly impacted profits as average selling prices of the Company's products declined during the quarter ended June 30, 1998 when compared to the comparable periods in 1997.

The Company's future needs for wafers will continue to be supplied by third parties. Constraints or delays in the supply of the Company's products, whether because of capacity constraints, unexpected disruptions at the current or future foundries or assembly houses, delays in obtaining additional production at the existing foundry or in obtaining production from new foundries, shortages of raw materials, or other reasons, could result in the loss of customers and other material adverse effects on the Company's operating results, including effects that may result should the Company be forced to purchase products from higher cost foundries or pay expediting charges to obtain additional supply.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $289,000 and $593,000 in the three and six month periods ended June 30, 1998 from $777,000 and $2.0 million in the corresponding period in fiscal 1997. As a percentage of revenues, these expenses have increased to 27% and decreased to 20% in the three and six month periods ended June 30, 1998 from 22% and 28% in the corresponding period of 1997. This decrease is due to the shutdown of NewLogic and other cost cutting measures implemented by the Company.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $753,000 and $1.5 million in the three and six month periods ended June 30, 1998 compared to $1.2 million and $2.8 million in the comparable period in 1997. This decline is attributable to the cost cutting measures implemented by the Company.

INTEREST EXPENSE, NET

Interest expense, net, of $86,000 and $157,000, for the three and six month periods ended June 30, 1998, compares to $74,000 and $116,000 in the corresponding period in fiscal 1997.

TAXES

The Company provides for income taxes during interim reporting periods based upon an estimated annual tax rate. During the three and six month periods ended June 30, 1998, the Company recorded a loss for tax purposes. The Company has net operating loss carryforwards to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire through 2011, if not utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating, investing and financing activities used $207,000 in cash in the six month period ended June 30, 1998 compared to generating $292,000 of cash in the comparable period in 1997. Operating activities provided $662,000 in cash in 1998 compared to a use of $1.8 million of cash in 1997. This increase is primarily due to a smaller net loss as a result of reductions in operating expenses and a decrease in accounts receivable balances.

There were no investing activities in the 1998 period compared to fixed asset purchases of $261,000 in the 1997 period. This is due to the fact that the Company has successfully transferred its manufacturing and testing activities to outside foundries and sub contractors.

Financing activities used $869,000 in the 1998 period compared to providing $2.3 million in the 1997 period. Borrowing under the Company's line of credit decreased by $730,000 in the 1998 period compared to the 1997 period. This is due to lower revenue in the 1998 period compared to the 1997 period and a change in the terms of the line of credit agreement with Greyrock Business Credit.

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

In January 1998, the Company amended its line of credit with Greyrock Business credit to limit borrowing to the lesser of $5 million or the sum of (a) 80% of the amount of eligible receivables owing from original equipment manufacturers; plus (b) 50% of the amount of eligible receivables owing from distributors. The interest rate remained unchanged from the November 1996 agreement. At June 30, 1998, the outstanding balance under this line of credit was approximately $989,000. The line of credit is secured by the Company's trade receivables, inventory, equipment and general intangibles.

The Company's recent operations have consumed substantial amounts of cash. During 1997, the Company completed the private placement of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for aggregate net proceeds of approximately $4,673,000. The Company believes that it will require additional cash infusion from similar private placements of equity or other sources of liquidity, such as asset sales and equipment financing to meet the Company's projected working capital and other cash requirements. Absent additional cash infusion from private placements of equity or other sources of liquidity, such as asset sales and equipment financing, the Company's continued existence is in substantial doubt. Management does not believe it is likely to achieve any of the alternatives set forth above. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be obtained on acceptable terms, if at all.

As a result of these circumstances, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

         Management's plans for the Company's continued existence is to consummate the pending merger with IXYS. On March 6, 1998, the Company entered into a definitive merger agreement providing for the acquisition of all of the outstanding capital stock of IXYS in exchange for Common Stock of the Company. The exchange ratio in the Merger for the IXYS equity securities will be the greater of two ratios. The first ratio provides that upon the Merger the holders of equity securities of IXYS hold 95% of the fully diluted capitalization of the combined company and that the holders of equity securities of the Company will hold 5% of the fully diluted capitalization of the combined company. (As used herein, fully diluted capitalization means the sum of the number of shares of common stock outstanding and issuable upon exercise or conversion of all outstanding preferred stock, warrants, options and other rights.) The second ratio provides that the value associated with the fully diluted with the fully diluted capitalization of IXYS, at the time of the consummation of the Merger, be at least $150 million, based upon an average of the closing prices of the Company's Common Stock prior to the Company's stockholders meeting. Consummation of the merger requires the approval of the Company's and IXYS' stockholders and various regulatory agency approvals.

On August 4, 1998, the Company held its Annual Stockholders Meeting at which time it was adjourned until August 10, 1998 to allow time to receive sufficient stockholder votes. On August 10, 1998, the Company reconvened and again adjourned its Annual Stockholders Meeting until August 25, 1998.

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

CONTINUING LOSSES AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. As a result of the Company's net losses, and the Company's dependence on additional financing, the Company's independent accountants' report on the Company's December 31, 1997 financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to consummate the pending merger with IXYS to assure the Company's continued existence. However, there can be no assurance that the Company's efforts will be successful.

DILUTION OF COMMON STOCK. The issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and upon consummation of the pending merger with IXYS, if approved by the stockholders, will have a dilutive effect on the Common Stock outstanding prior to such issuances.

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

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, production over capacity and accelerated erosion of average selling prices. During 1996, 1997 and throughout 1998, the market for certain SRAM devices experienced an excess supply relative to demand which resulted in a significant downward trend in prices. The Company expects to continue to experience a downward trend in pricing which could adversely affect the Company's operating margins. The selling prices that the Company is able to command for its products are highly dependent on industry-wide production capacity and demand, and as a consequence the Company could experience rapid erosion in product pricing which is not within the control of the Company and which could adversely effect the Company's operating results. The Company expects that additional SRAM production capacity will become increasingly available in the foreseeable future, and such additional capacity may adversely affect the Company's margins and competitive position. In addition, the Company may experience period-to-period fluctuations in operating results because of general semiconductor industry conditions, overall economic conditions, or other factors. The Company's business is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products.

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

        On August 22, 1997, the Company announced that effective on such date the Company's Common Stock, formerly listed on the NNM, would be listed on the SmallCap Market ("SCM"), pursuant to a waiver to the initial inclusion bid price requirement. The Company's continued listing on the SCM is contingent upon the Company meeting the maintenance requirements.

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

        After the new maintenance requirements became effective, the Company was notified that it was not in compliance with the new minimum bid price requirement and that the Company would have 90 calendar days in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least ten consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company's stockholders, at a Special Meeting of Stockholders held on May 1, 1998, approved a ten-for-one reverse stock split of the Company's Common Stock such that every ten shares were combined into one share of Common Stock (par value $0.01 per share). The stock split increased the price per share of the Company's Common Stock sufficiently to bring such price over $1.00 per share for a period of more than ten trading days.

        On July 23, 1998, the Company was again notified that it was not in compliance with the minimum bid price requirement and that the Company would have 90 calendar days, which expire on October 23, 1998, in order to regain compliance. The Company may regain compliance if its securities trade at or above the minimum bid price requirement for at least ten consecutive trade days. If after 90 days the Company has not regained compliance, Nasdaq will issue a delisting letter and the Company may request a hearing at that time, which will generally stay delisting until the hearing has been completed. The Company is submitting a proposal to stockholders at the Annual Meeting of Stockholders, which has been adjourned until August 25, 1998, to effectuate a reverse stock split in a ratio of fifteen-to-one. The stock split should increase the price per share sufficiently to bring such price over $1.00 per share. No assurances can be made that such stock will trade above $1.00 per share or that the Company will be in compliance with the Nasdaq listing requirements.

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

LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by Plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresentations to enable: (iv) insiders to sell their shares at a profit, (v) Paradigm's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and
(vi) Paradigm to acquire NewLogic (which acquisition was later accomplished in exchange for 31,439 shares of Paradigm's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share and sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of Paradigm's stock on or about February 22, 1996 at a price of $145.00 per share,
(ii) defendant Lam sold 313 shares of Paradigm's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 share of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by Plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served Plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm Defendants also took the depositions of the named Plaintiffs on April 9, 1997. On January 15, 1997, Plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted Plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. The Court overruled the Paradigm Defendants' demurer to the amended complaint on August 6, 1998. The Paradigm Defendants' response to the amended complaint is due to be filed on August 24, 1998. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, PaineWebber, Inc. and Smith Barney (the "Paradigm Defendants"), with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed March 30, 1998. Plaintiff has requested oral argument. There can be no assurances that the Company will be successful in defeating the appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1997, three former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that Paradigm reported a sale of $1,650,000 worth of products to NexGen, Inc., one of Paradigm's customers, that was not a legitimate sale. Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, Plaintiffs allege that on March 31, 1996, Paradigm shipped $1,440,080 worth of products to Arco, one of Paradigm's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted Plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which is set for hearing on September 3, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on April 23, 1998. The Company has served plaintiff with form interrogatories, to which they have responded. The Company also took Plaintiffs' depositions on April 20-22, 1998. The deposition of one of Plaintiffs is continuing. There can be no assurance that the Company will be successful in defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1998, an additional securities class action lawsuit was filed in the United States District Court for the Northern District of California against Paradigm and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam. The complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Securities and Exchange Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleges the same class and the same substantive factual allegations that are contained in the August 12, 1996 action as amended. The Paradigm Defendants intend to vigorously defend the action. Defendants filed a motion to dismiss Plaintiff's claims with prejudice on July 27, 1998. It is set to be heard on October 2, 1998. There can be no assurances that Paradigm will be successful in the defense of this action. If unsuccessful in the defense of any such claim, Paradigm's business, operating results and cash flows could be materially adversely affected.

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

POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is subject to wide fluctuations in response to variations in operating results of the Company and other semiconductor companies, actual or anticipated announcements of technical innovations or new products by the Company or its competitors, general conditions in the semiconductor industry and the worldwide economy, and other events or factors. The Company's stock traded from a high of $372.50 in August 1995 to a low of $.21 in July 1998 (after giving effect to the ten-for-one reverse stock split). In addition, the stock market has in the past experienced extreme price and volume fluctuations, particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

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

        The Company has evaluated all of its computer software and database software to identify modifications, if any, that may be required to address Year 2000 issues. The Company does not believe there is significant risk associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms. The Company intends to test all of its software programs during 1998 to ensure that each will work in conjunction with the other after December 31, 1999. If unforeseeable problems arise during the testing phase, the Company intends to have them corrected prior to the end of the 1998 calendar year. The Company does not expect the financial cost associated with any required modifications to have a material adverse impact on the Company's results, operations or financial condition. Paradigm also relies on third parties to ship its products. Paradigm is investigating whether such third parties are Year 2000 compliant. Even if these third parties are not Year 2000 compliant, Paradigm does not expect such non-compliance to have a material adverse impact on its results, operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

LITIGATION. On August 12, 1996, a securities class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") and PaineWebber, Inc. The class alleged by Plaintiffs consisted of purchasers of the Company's Common Stock from November 20, 1995 to March 22, 1996, inclusive (the "Class Period"). The complaint alleges negligent misrepresentation, fraud and deceit, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs seek an unspecified amount of compensatory and punitive damages. Plaintiffs allege, among other things, that the Paradigm Defendants wrongfully represented that the Company would have protection against adverse market conditions in the semiconductor market based on the Company's focus on high speed, high performance semiconductor products. Plaintiffs allege that the Paradigm Defendants made these alleged misrepresentations to enable: (vii) insiders to sell their shares at a profit, (viii) Paradigm's stock price to be positioned for a secondary offering of 243,250 shares of stock (which was later withdrawn) and (ix) Paradigm to acquire NewLogic (which acquisition was later accomplished in exchange for 31,439 shares of Paradigm's Common Stock and cash). Plaintiffs allege defendants McClelland, McDonald and Veldhouse respectively acquired 55, 54 and 63 shares of the Company's stock on January 2, 1996 at a price of $114.80 per share and sold all of the stock on the same day at a price of $135.00 per share. Plaintiffs further allege (i) defendant McClelland sold 700 shares of Paradigm's stock on or about February 22, 1996 at a price of $145.00 per share,
(ii) defendant Lam sold 313 shares of Paradigm's stock on or about February 23, 1996 at a price of $150.00 per share, which Shares were acquired by exercise of options on January 2, 1996 at a price of $5.00 per share and (iii) defendant McClelland sold 100 share of the Company's stock on February 26, 1996 at a price of $165.00. The Paradigm Defendants intend to vigorously defend the action. On September 30, 1996, the Paradigm Defendants filed a demurrer seeking to have plaintiffs' entire complaint dismissed with prejudice. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action against Michael Gulett and as to all causes of actions, except for violation of certain provisions of the California Corporate Securities Law, against the remaining Paradigm Defendants. The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time. On January 8, 1997, the Paradigm Defendants filed an answer to the complaint denying any liability for the acts and damages alleged by Plaintiffs. Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served Plaintiffs with an initial set of discovery requests, to which Plaintiffs have responded. The Paradigm Defendants also took the depositions of the named Plaintiffs on April 9, 1997. On January 15, 1997, Plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. On April 9, 1998, the Court granted Plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the May 19, 1997 action described below. The Court overruled the Paradigm Defendants' demurer to the amended complaint on August 6, 1998. The Paradigm Defendants' response to the amended complaint is due to be filed on August 24, 1998. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On February 21, 1997, an additional purported class action lawsuit was filed in Santa Clara County Superior Court against the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Chiang Lam, PaineWebber, Inc. and Smith Barney (the "Paradigm Defendants"), with causes of action and factual allegations essentially identical to those of the August 12, 1996 class action lawsuit. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, Plaintiff amended his complaint to incorporate factual allegations derived from the May 19, 1997 lawsuit described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997. On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff has appealed the decision and filed a brief in support of his appeal. The Paradigm Defendants' responsive brief was filed March 30, 1998. Plaintiff has requested oral argument. There can be no assurances that the Company will be successful in defeating the appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1997, three former employees of the Company, Thomas Campbell, James Zulliger and Mark Wagenhals, filed an action in Santa Clara County Superior Court. The complaint names as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. Plaintiffs filed with the complaint a notice that they consider their case related legally and factually to the August 12, 1996 class action lawsuit described above. The complaint alleges fraud, breach of fiduciary duty and violations of certain provisions of the California Corporate Securities Law and Civil Code. Plaintiffs allege that they purchased the Company's stock at allegedly inflated prices and were damaged thereby. Plaintiffs seek an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, Plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. In particular, Plaintiffs allege that Paradigm reported a sale of $1,650,000 worth of products to NexGen, Inc., one of Paradigm's customers, that was not a legitimate sale. Plaintiffs allege that the order was sent to the shipping floor during the evening shift on December 31, 1995, to be out before midnight, was included in year-end sales and was returned, apparently untouched, in April 1996. In addition, Plaintiffs allege that on March 31, 1996, Paradigm shipped $1,440,080 worth of products to Arco, one of Paradigm's distributors, that was not a legitimate order. Plaintiffs allege this shipment was later returned untouched for full credit. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted Plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which is set for hearing on September 3, 1998. Plaintiffs have served the Company and two of the individual defendants with requests for production of documents, to which the Company and the individual defendants have responded. Plaintiffs also took the deposition of a third party on April 23, 1998. The Company has served plaintiff with form interrogatories, to which they have responded. The Company also took Plaintiffs' depositions on April 20-22, 1998. The deposition of one of Plaintiffs is continuing. There can be no assurance that the Company will be successful in defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

On May 19, 1998, an additional securities class action lawsuit was filed in the United States District Court for the Northern District of California against Paradigm and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam. The complaint alleges violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Securities and Exchange Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleges the same class and the same substantive factual allegations that are contained in the August 12, 1996 action as amended. The Paradigm Defendants intend to vigorously defend the action. Defendants filed a motion to dismiss Plaintiff's claims with prejudice on July 27, 1998. It is set to be heard on October 2, 1998. There can be no assurances that Paradigm will be successful in the defense of this action. If unsuccessful in the defense of any such claim, Paradigm's business, operating results and cash flows could be materially adversely affected.

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

         As the Reverse Stock Split was approved, the Company took no action to increase the number of authorized shares of Common Stock.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                27.1   Financial Data Schedule

          (b)   Reports on Form 8-K

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 10, 1998. The report announced the resignation of the Company's Chief Financial Officer and appointment of an interim Chief Financial Officer.




ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998

                                   PARADIGM TECHNOLOGY, INC.


                                               /s/ Emeka Chukwu
                                   --------------------------------------------
                                                  Emeka Chukwu
                                         Acting Chief Financial Officer
                                   (Principal Financial and Accounting Officer)