Form 10-Q
period 1998-09-30
IXYS CORP /DE/
filed 1998-11-16
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 1998

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                               FROM         TO

                        COMMISSION FILE NUMBER 000-26124

                                IXYS CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                 770140882-5
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                              3540 BASSETT STREET
                       SANTA CLARA, CALIFORNIA 95054-2704
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:   (408) 982-0700

                           PARADIGM TECHNOLOGY, INC.
                                694 TASMAN DRIVE
                               MILPITAS, CA 95035
                               DECEMBER 31, 1998
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]     NO  [ ]

The number of shares of the Registrant's Common Stock outstanding as of October 31, 1998 was 11,955,684.

                                     INDEX

PART I      FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets.....................  3
            Condensed Consolidated Statements of Operations...........  4
            Condensed Consolidated Statements of Comprehensive Income
              (Loss)..................................................  5
            Condensed Consolidated Statements of Cash Flows...........  6
            Condensed Notes to Consolidated Financial Statements......  7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................... 10

PART II     OTHER INFORMATION......................................... 14

   ITEM 1.  LEGAL PROCEEDINGS......................................... 14

   ITEM 2.  CHANGES IN SECURITIES..................................... 17

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................... 18

   SIGNATURES......................................................... 20

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                           ASSETS
                                                                            MARCH 31,        SEPTEMBER 30,
                                                                              1998               1998
                                                                         --------------  ------------------
                                                                                            (UNAUDITED)
Cash and cash equivalents                                                      $10,594            $11,129
Trade accounts receivable, net of allowance for
  doubtful accounts of $588 in 1998 and $613 in 1999                            10,009              9,981
Inventories                                                                     17,103             19,469
Other current assets                                                                                  168
Deferred income taxes                                                            1,617              1,617
                                                                               -------            -------
              Total current assets                                              39,323             42,364

Property and equipment, net                                                     10,602             11,904
Goodwill and other intangible assets                                                                5,557
Other                                                                            1,143                709
Deferred income taxes                                                            3,272              2,672
                                                                               -------            -------
              Total assets                                                     $54,340            $63,206
                                                                               =======            =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion, capital leases                                                $   428            $   734
Current portion, long term debt                                                  4,168              4,578
Current portion, mandatorily redeemable convertible preferred stock              9,300
Accounts payable                                                                 4,474              5,738
Other accrued liabilities                                                        7,119              9,085
                                                                               -------            -------
              Total current liabilities                                         25,489             20,135

Long term capital leases                                                           814              1,477
Long term debt                                                                   6,624              7,801
Pension obligations                                                              5,113              5,755
                                                                               -------            -------
              Total liabilities                                                 38,040             35,168
                                                                               -------            -------
Mandatorily redeemable convertible preferred stock                              28,256
Common stock, $0.01 par value:
  Issued and outstanding:  4,176,879 in 1998 and 11,955,670 in 1999                 42                120
Additional paid-in capital                                                       1,031             43,281
Notes receivable from employees                                                   (936)              (936)
Cumulative translation adjustment                                                 (734)               279
Accumulated deficit                                                            (11,359)           (14,706)
                                                                               -------            -------
              Total mandatorily redeemable convertible preferred stock
                and stockholders' equity                                        16,300             28,038
                                                                               -------            -------
              Total liabilities and stockholders' equity                       $54,340            $63,206
                                                                               =======            =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -----------------------          ---------------------
                                                               1997            1998             1997         1998
                                                             -------         -------          -------       -------
Net revenues......................................           $13,965         $16,449          $27,211       $32,717
Cost of goods sold................................             9,054          10,629           17,382        22,076
                                                             -------         -------          -------       -------
   Gross profit...................................             4,911           5,820            9,829        10,641
                                                             -------         -------          -------       -------
Operating expenses:
   Research, development and engineering..........               762           1,366            1,494         2,094
   Selling, general and administrative............             2,196           2,396            4,383         4,693
   Acquisition of in-process research and
      development.................................                             5,807                          5,807
                                                             -------         -------          -------       -------
     Total operating expenses.....................             2,958           9,569            5,877        12,594
                                                             -------         -------          -------       -------
     Operating income.............................             1,953          (3,749)           3,952        (1,953)
Other income (expense), net.......................                69              82              (13)           99
                                                             -------         -------          -------       -------
     Income (loss) before income tax provision....             2,022          (3,667)           3,939        (1,854)
Income tax provision..............................             1,054             813            1,922         1,493
                                                             -------         -------          -------       -------
Net income (loss).................................           $   968         $(4,480)         $ 2,017       $(3,347)
                                                             =======         =======          =======       =======
Net income (loss) per share - basic...............           $  0.26         $ (0.94)         $  0.54       $ (0.75)
                                                             =======         =======          =======       =======
Number of shares used in per share calculation -
  basic.............................................           3,778           4,766            3,762         4,472
                                                             =======         =======          =======       =======
Net income (loss) per share - diluted...............           $  0.08         $ (0.94)         $ 0.17        $ (0.75)
                                                             =======         =======          =======       =======
Number of shares used in per share calculation -
  diluted...........................................          11,820           4,766           11,795         4,472
                                                             =======         =======          =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (amounts in thousands)
                                  (unaudited)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------------------         -----------------------
                                                           1997             1998            1997           1998
                                                          ------          -------          ------         -------
Net income (loss).................................        $  968          $(4,480)         $2,017         $(3,347)
Other comprehensive income, net of tax:
    Foreign currency translation adjustments......            68              204             (83)            606
                                                          ------          -------          ------         -------
Comprehensive income (loss).......................        $1,036          $(4,276)         $1,934         $(2,741)
                                                          ======          =======          ======         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ------------------------------------
                                                                                1997                1998
                                                                           ---------------     ----------------
Cash flows from operating activities:
     Net income (loss)                                                         2,017            $  (3,347)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                           531                 1,079
         Other                                                                   (49)                 (870)
         Provision for excess and obsolete inventory                            (284)                1,483
         Loss (gain) on foreign currency translation                             155                   962
         Acquisition of in-process research and development                                          5,807
         Changes in operating assets and liabilities:
              Accounts receivable                                               (732)                1,725
              Inventories                                                        433                (2,542)
              Prepaid expenses and other current assets                         (506)                   73
              Other assets                                                      (112)                  (25)
              Accounts payable                                                   256                (1,354)
              Accrued expenses and other liabilities                           1,874                  (417)
              Pension liabilities                                                 67                  (260)
                                                                             -------               -------
                  Net cash provided by operating activities                    3,650                 2,314
                                                                             -------               -------
Cash flows used in investing activities:
     Acquisition of Paradigm Technology, Inc., net of cash acquired                                   (606)
     Purchase of plant and equipment                                            (767)               (1,236)
                                                                             -------               -------
                  Net cash used in investing activities                         (767)               (1,842)
                                                                             -------               -------
Cash flows from financing activities:
     Proceeds from capital lease obligations                                                           991
     Principal payments on capital lease obligations                            (156)                 (225)
     Repayment of notes payable to bank                                                               (305)
     Other, net                                                                                          4
                                                                             -------               -------
                  Net cash provided by (used in) financing activities           (156)                  465
                                                                             -------               -------
Effect of foreign exchange rate fluctuations on cash and cash                   (281)                 (402)
              equivalents
                                                                             -------               -------
                  Net increase in cash and cash equivalents                    2,446                   535

Cash and cash equivalents at beginning of period                               8,231                10,594
                                                                             -------               -------
Cash and cash equivalents at end of period                                   $10,667               $11,129
                                                                             =======               =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited financial statements for the quarters ended September 30, 1997 and 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), the Company (as defined in Note 7) believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements for the year ended March 31, 1998 which have been included in Paradigm Technologies, Inc.'s Form S-4 filed with the Commission (see Note 7).

     The Company's balance sheet as of March 31, 1998 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.   FOREIGN CURRENCY TRANSLATION:

     The local currency is considered to be the functional currency of the operations of IXYS GmbH. Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

3.   EARNINGS PER SHARE:

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statement of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For the three months and six months ended September 30, 1998, common equivalent shares from restricted stock, stock options, warrants and preferred stock have been excluded from the computation as their effect is antidilutive.

4.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This Statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

5.   COMPREHENSIVE INCOME:

     Effective in the first quarter of 1998, the Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified earlier financial statements for comparative purposes. The only component of comprehensive income for the three months and six months ended September 30, 1997 and 1998 was the change in the cumulative translation adjustment.

6.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                          MARCH 31,     SEPTEMBER 30,
                                            1998            1998
                                          -------       -------------
              Raw materials               $ 3,789         $ 4,098
              Work in process              12,059          12,530
              Finished goods                5,765           9,250
                                          -------         -------
                                           21,613          25,878
              Less inventory reserve       (4,510)         (6,409)
                                          -------         -------
                                          $17,103         $19,469
                                          =======         =======
7.   ACQUISITION AND MERGER:

     Effective September 23, 1998, IXYS Corporation ("IXYS") merged with Paradigm Technology, Inc. ("Paradigm"), a company that designs and markets fast SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company. In the merger, the historic accounting records of IXYS became those of the combined company and, accordingly, Paradigm changed its name to IXYS (the combined company of which is referred to in this filing as the "Company" or the "Registrant").

     The purchase price for Paradigm, consisting of the value of Paradigm common stock outstanding at the date of the merger, costs incurred by IXYS and the Paradigm liabilities assumed, has been allocated to Paradigm's tangible and intangible assets based on relative fair values as follows:

            Current assets                          $   484
            Fixed assets                                810
            In-process research and development       5,807
            Other intangibles                         1,463
            Goodwill                                  4,094
                                                    -------
                                                    $12,658
                                                    =======

     The goodwill and other intangible assets recorded as part of the purchase price allocation, in the total amount of approximately $5.6 million, will be amortized over twenty-four months. The value of the in-process research development acquired in the transaction, in the amount of $5.8 million, was recorded as an expense immediately following the transaction as the products under development had not reached technological feasibility and there was no other alternative future use for the costs incurred.

     In conjunction with the merger, all outstanding shares of mandatorily redeemable convertible preferred stock were converted to common stock and the carrying value of $37,556,000 has been reclassified as stockholders' equity.

8.   COMPUTATION OF NET INCOME (LOSS) PER SHARE:

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                          -------------------      ---------------------
                                            1997       1998          1997         1998
                                          -------     -------      --------     --------
Basic:
   Weighted-average common shares....       3,778      4,766          3,762          4,472
                                          =======    =======        =======        =======
   Net income (loss).................     $   968    $(4,480)       $ 2,017        $(3,347)
                                          =======    =======        =======        =======
   Net income (loss) per share.......     $  0.26    $ (0.94)       $  0.54        $ (0.75)
                                          =======    =======        =======        =======
Diluted:
    Weighted-average common shares...       3,778      4,766          3,762          4,472
    Restricted stock subject to
        repurchase...................         417                       434
    Common equivalent shares from
        stock options and warrants...       1,181                     1,155
    Common equivalent shares from
         preferred stock.............       6,444                     6,444
                                          -------    -------        -------        -------
    Shares used in per share
     calculation.....................      11,820      4,766         11,795          4,472
                                          -------    -------        -------        -------
    Net income (loss)................     $   968    $(4,480)       $ 2,017        $(3,347)
                                          =======    =======        =======        =======
    Net income (loss) per share......     $  0.08    $ (0.94)       $  0.17        $ (0.75)
                                          =======    =======        =======        =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation as detailed and included in the report of Paradigm Technology, Inc., a Delaware corporation ("Paradigm") (Registration no. 333-57003) on Form S-4 (the "Form S-4"), as filed with the Securities and Exchange Commission (the "Commission"), which includes the IXYS financial statements as of March 31, 1998 and 1997 and the three years in the period ended March 31, 1998.

     Actual results may differ materially from the results discussed in the forward-looking statements. Important factors affecting the Company's
     (as defined below) ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully commercialize its new technologies, which it has been investing in by designing and introducing new products based on these new technologies.

     Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as the Company sells products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; the level of utilization of the Company's production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for the Company; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Commission and in particular the risk factors described in the Form S-4 regarding "Risks Relating to the Business of IXYS" and "Risks Relating to the Business of Paradigm - Litigation" and "- Declining SRAM Prices."

     The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues.

     All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

OVERVIEW

          On September 23, 1998, IXYS Corporation, a Delaware corporation ("IXYS") merged with Paradigm in a transaction accounted for as a reverse merger. In the merger, the historic accounting records of IXYS became those of the combined company, and, accordingly, Paradigm formally changed its name to "IXYS Corporation" (the combined company of which is referred to in this report as the "Company" or the "Registrant").

          The Company designs, develops and markets power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies ("UPS") and switch mode power supplies ("SMPS")) and medical electronics. The Company's power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. The Company's target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on higher power semiconductors, which the Company considers to be those capable of processing greater than 500 watts of power. The Company offers a broad line of power semiconductors, including power MOSFETs, insulated gate bipolar transistors ("IGBTs"), thyristors (silicon controlled rectifiers or "SCRs") and rectifiers, including fast recovery epitaxial diodes ("FREDs"). In addition, the Company also designs and markets high speed, high density static random access memory ("SRAM") semiconductor devices to meet the needs of advanced telecommunications devices, networks, workstations, high performance PCs, advanced modems and complex military/aerospace applications.

RESULTS OF OPERATIONS

          Net Sales: Net sales for the three months ended September 30, 1998 were $16.4 million, an increase of 17.8% from the $14.0 million reported in the three months ended September 30, 1997. For the first six months of fiscal 1999, net sales of $32.7 million were $5.5 million, or 20.2% higher than for the same period in fiscal 1998. Unit sales volume for the three months ended September 30, 1998 and for the year to date period increased over the same periods in the prior year and the effect on revenue was offset partially by declines in average selling prices. Future revenue will depend largely upon customer demand, unit shipments and production volumes.

          Gross Profit. Gross margin was 35.4% of net sales for the three months ended September 30, 1998 and was relatively unchanged as compared with 35.2% for the three months ended September 30, 1997. Gross margin was 32.5% of net sales for the six months ended September 30, 1998 as compared to 36.1% for the six-month period ended September 30, 1997. The decline in gross margin for the six month period ended September 30, 1998 as compared to the same period in 1997 was due to lower average selling prices per unit.

          Research and Development. Research and development expenses increased $604,000 in the three months ended September 30, 1998, compared to the same period in 1997. Research and development expenses increased $600,000 in the six months ended September 30, 1998, compared to the same period in 1997. Research and development expenses increased primarily due to expanded research efforts to support the Company's overall plan.

          Selling, General and Administrative. Selling, general and administrative expenses increased $200,000 in the three months ended September 30, 1998, compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased $310,000 in the six months ended September 30, 1998, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased selling costs on the higher revenues. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

          Acquisition of in-process research and development. The Company recorded a one-time charge of $5.8 million in connection with the acquisition of Paradigm.

          Other Income, Net. Net other income increased $13,000 during the three months ended September 30, 1998, compared to the same period in fiscal 1998, and $112,000 during the six months ended September 30,1998, compared to the same period in fiscal 1998.

          Provision for Income Taxes. For the three months ended September 30, 1998, the Company recorded an income tax provision of $813,000 on a loss of $3.7 million, after giving effect to the write-off of the one-time charge of $5.8 million in connection with the reverse merger acquisition of Paradigm, as compared to an effective income tax rate of 52% for the three months ended September 30, 1997 and 49% for the six months ended September 30, 1997. The tax provision for the three months ended September 30, 1998 gives effect to the non-deductible tax items relating to the acquisition of Paradigm. The income tax provision for the six months ended September 30, 1998 reflects the Company's expected effective tax rate for fiscal year 1999, prior to the effect of the write-off of the one-time non-deductible charge of $5.8 million in connection with the reverse merger acquisition of Paradigm, of approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations to date through the private sale of equity, lease financing, and bank borrowings. As of September 30, 1998, cash and cash equivalents were $11.1 million, an increase of $535,000 from cash and cash equivalents of $10.6 million at March 31, 1998. The increase in cash and cash equivalents was primarily due to cash generated from operations.

          Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of September 30, 1998 consists of a $5.0 million commitment amount which is available through August 1999. The line bears interest at the bank's prime rate (8.5% at September 30, 1998). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At September 30, 1998, the Company had drawn $2.1 million against such line of credit.

          As of March 31, 1998, the Company had cash deposits with a financial institution in the amount of $950,000, which is restricted as to use and represents compensating balances on future discounted acceptances and letters of credit.

          The accounts receivable at September 30, 1998 were relatively unchanged from March 31, 1998. The inventories at September 30, 1998 were 13.8% greater than the inventories at March 31, 1998 as a consequence of expectations for increased orders deliverable during the period. Net plant and equipment at September 30, 1998 increased 12.2% as compared to March 31, 1998.

          The Company evaluates the acquisition of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity securities, which may result in further dilution to the Company's stockholders.

          The Company believes that cash generated from operations, if any, and banking facilities will be sufficient to meet its cash requirements through fiscal 1999. To the extent that funds generated from operations, together with bank facilities are insufficient to meet its capital requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. The lack of such financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This Statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

          Effective in the first quarter of 1998, the Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified earlier financial statements for comparative purposes. The only component of comprehensive income for the three months and six months ended September 30, 1997 and 1998 was the change in the cumulative translation adjustment.

YEAR 2000 COMPLIANCE

          The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified certain minor software applications that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, will be completed on or about March 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

          The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. The plan is currently expected to result in non-recurring expenses over the next 1-1/2 years of approximately $750,000 in the aggregate. However, if such modifications and conversions are not made, or not completed, the Company does not expect the "Year 2000" issue to have a material adverse impact on the operations of the Company as there are inexpensive alternatives available. Although the Company has completed its internal assessment of the Year 2000 issue and believes that it is substantially compliant, there can be no assurance that all potential problem areas have been identified and the Year 2000 risks accurately assessed. Should there be systems that were not included in the assessment and which are not Year 2000 compliant or should the Company's assessment prove to be in error in some material respect, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

          The Company has initiated formal communications with all of its significant suppliers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems may have a material adverse impact on the Company.

          The Company's suppliers and customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of material customers to become Year 2000 compliant, which would cause them to delay or cancel substantial purchase orders or delivery of products, would also have a material adverse effect on the Company's results of operations. The Company is currently working with its suppliers to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort by June 1999; however, there can be no assurance that any such effort will be successful.

          Currently, the Company does not have a Year 2000 contingency plan in place as it has completed its internal assessment and believes that it is substantially compliant. However, the Company intends to create such a contingency plan by July 1999 if its communications with its suppliers indicate such is advisable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 12, 1996, the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named, along with PaineWebber, Inc., as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased the Company's stock between November 20, 1995 and March 22, 1996 (the "Class Period").

     The complaint asserted six causes of action against the Paradigm
Defendants: negligent misrepresentation, fraud, breach of fiduciary duty, violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500"), violation of Corporations Code section 1507, and violation of California Civil Code sections 1709 and 1710.

     The Paradigm Defendants responded to the complaint by filing a demurrer which challenged the legal sufficiency of all six causes of action. On December 12, 1996, the Court sustained the demurrer as to all of the causes of action except for the fourth cause of action for violation of Sections 25400 and 25500 (and as to all causes of action for defendant Michael Gulett). The Court, however, granted plaintiffs leave to amend the complaint to attempt to cure the defects which caused the Court to sustain the demurrer. Plaintiffs failed to amend within the allotted time and independently expressed an intent to prosecute only the fourth cause of action. On January 8, 1997, the Paradigm Defendants, with the exception of Michael Gulett (who by virtue of the ruling on the demurrer has obtained a dismissal with prejudice as to all causes of action asserted against him), filed an answer to the complaint denying any liability for the acts and damages alleged by the plaintiffs.

     Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to some of which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997.

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

     On April 9, 1998, the court granted plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The court overruled the Paradigm Defendants' demurrer to the amended complaint on August 6, 1998. The Paradigm Defendants filed an answer to the amended complaint on August 27, 1998. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

     On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the Bulwa, et al. action, was filed by the law firm of Stull, Stull & Brody in the Santa Clara County Superior Court on behalf of stockholders who held the Company's stock between November 20, 1995 and March 22, 1996. The action is entitled Chai, et al. v. Paradigm Technology Inc. et al. (Case No. CV764259), and is asserted against the same Paradigm Defendants as in the Bulwa, et al. action, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended its complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997.

     On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff appealed the decision, and oral argument on the appeal was heard on October 8, 1998. As of the date hereof, the appeal court has not issued an opinion on the matter. There can be no assurance that the Company will be successful in defeating the appeal. If unsuccessful in defeating the appeal, the Company's business, operating results and cash flows could be materially adversely affected.

     On May 19, 1997, Thomas Campbell, James Zulliger and Mark Wagenhals, former employees of the Company, filed an action (Campbell, et al. v. Paradigm Technology, Inc., et al., Case No. CV766271) in Santa Clara County Superior Court. The complaint named as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. The Campbell plaintiffs filed with the complaint a notice that they considered their case related legally and factually to the Bulwa action discussed above. The Campbell complaint contained causes of action for fraud, breach of fiduciary duty, violations of California Corporations Code sections 25400-25402, 25500-25502 and 25504 and violation of California Civil Code sections 1709-1710. The Campbell complaint alleged that the defendants misled them and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. Plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The complaint sought an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which was heard on September 3, 1998. That same day, the Court sustained the demurrer but granted plaintiffs leave to file a third amended complaint by September 30, 1998. Plaintiffs then filed a third amended complaint. Following defendants' filing of a demurrer to the third amended complaint, plaintiffs agreed to dismiss their claims with prejudice in exchange for defendants' agreement not to seek to recover defendants' costs incurred in defending against the action.

     On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants' motion to dismiss the first amended complaint is scheduled for hearing on December 18, 1998. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Following approval by the stockholders of Paradigm at the 1998 Annual Meeting of Stockholders (including adjournments) (the "Annual Meeting"), the Company's common stock was reclassified to effectuate a fifteen for one reverse stock split (the "Reverse Stock Split") (such that for every fifteen (15) shares of the Company's common stock held by a stockholder, such holder became entitled to one (1) share of Company's common stock, outstanding warrants and options to purchase stock being adjusted accordingly).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting commenced on August 4, 1998 and adjourned to August 26, 1998, September 3, 1998, and September 10, 1998.

(b) At the Annual Meeting, the stockholders (i) approved the issuance of Company common stock in connection with the reverse merger transaction (the "Merger") between Paradigm and IXYS (the "Issuance Proposal"), (ii) approved the Reverse Stock Split (the "Reverse Stock Split Proposal"),
     (iii) approved the increase in the number of authorized shares of common stock from 25,000,000 to 40,000,000 (the "Increased Authorization Proposal"), (iv) approved the change of the Company's corporate name from "Paradigm Technology, Inc." to "IXYS Corporation" (the "Name Change Proposal"), (v) elected each of the persons below to serve as a directors of the Company until the next Annual Meeting of Stockholders or until his successor is elected (the "Director Proposal"); (vi) approved the amendment of the Company's 1994 Stock Option Plan, as amended, to (A) increase the number of shares of Common Stock available for grant thereunder to employees, independent contractors and advisors by 100,000 shares (after the Reverse Stock Split), (B) increase the number of shares of common stock available for grant to non-employee directors by 15,000 shares (after the Reverse Stock Split), (C) provide that non-employee directors who are employed by the stockholders of the Company who hold more than 5% of the outstanding shares of common stock of the Company shall not be eligible to receive non-discretionary grants of stock options under the 1994 Stock Option Plan and (D) increase the number of shares of common stock that can be made subject to options in any fiscal year to 35,000 (after the Reverse Stock Split) (the "Stock Plan Proposal"), and (vii) ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998 (the "Ratification Proposal").

     There were 1,779,401 shares of common stock outstanding as of June 19,1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 1,709,235 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

(C)  PROPOSAL 1:  THE ISSUANCE PROPOSAL

     Votes in Favor                       1,041,899
     Votes Against                          139,556
     Abstentions                             25,116
     Broker Non-Votes                       502,664

     PROPOSAL 2:  THE REVERSE STOCK SPLIT PROPOSAL

     Votes in Favor                       963,398
     Votes Against                        231,441
     Abstentions                           33,164
     Broker Non-Votes                     481,232

     PROPOSAL  3:  THE INCREASED AUTHORIZATION PROPOSAL

     Votes in Favor                     1,012,379
     Votes Against                        180,851
     Abstentions                           34,773
     Broker Non-Votes                     481,232

     PROPOSAL 4:  THE NAME CHANGE PROPOSAL

     Votes in Favor                     1,105,437
     Votes Against                         87,734
     Abstentions                           34,831
     Broker Non-Votes                     481,233


     PROPOSAL 5:  THE DIRECTOR PROPOSAL

                          VOTES IN FAVOR  VOTES WITHHELD
                          --------------  --------------
     George J. Collins         1,592,566         116,670
     Michael R. Gulett         1,554,154         155,082
     James L. Kochman          1,593,344         115,892


     PROPOSAL 6:  THE STOCK PLAN PROPOSAL

     Votes in Favor                       947,237
     Votes Against                        216,560
     Abstentions                           42,774
     Broker Non-Votes                     502,664

     PROPOSAL 7:  THE RATIFICATION PROPOSAL

     Votes in Favor                     1,611,966
     Votes Against                         62,746
     Abstentions                           34,522
     Broker Non-Votes                           1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

   3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation (regarding increased authorization and reverse stock split).

   3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (regarding name change).

  10 Registration and Stockholder Rights Agreement, by and between the Company, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998.

  11 Computation of Per Share Earnings as set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q.

  27      Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

  (i) Current Report on Form 8-K, filed with the Commission on August 7, 1998 reporting the resignation of the Registrant's Chief Financial Officer and Vice President of Finance on August 7, 1998.

  (ii) Current Report on Form 8-K, as filed with the Commission on August 19, 1998, reporting that the Registrant had filed its Quarterly Report on Form 10-Q on August 14, 1998. The Form 10-Q, including the financial statements included therein, was filed as an exhibit to the August 19, 1998 Form 8-K.
  (iii) Current Report on Form 8-K, as filed with the Commission on August 27, 1998, reporting that the Registrant had adjourned its Annual Meeting until September 3, 1998.

  (iv) Current Report on Form 8-K, as filed with the Commission on September 8, 1998, reporting that the Registrant had adjourned its Annual Meeting until September 10, 1998.

  (v) Current Report on Form 8-K, as filed with the Commission on September 14, 1998, reporting that the Registrant's stockholders had approved all the proposals voted upon at the Annual Meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IXYS CORPORATION

                              By:   /s/ ARNOLD AGBAYANI
                                 ------------------------
                                  Arnold Agbayani, Vice President,
                                  Finance and Administration
                                  (Principal Financial Officer)

Date:  November 15, 1998

                                 EXHIBIT INDEX
                                 -------------

     3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation (regarding increased authorization and reverse stock split).

     3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (regarding name change).

     10 Registration and Stockholder Rights Agreement, by and between the Company, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998.

     11 Computation of Per Share Earnings as set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q.

     27   Financial Data Schedule.