Form 10-Q
period 1998-12-31
IXYS CORP /DE/
filed 1999-02-16
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                            ENDED DECEMBER 31, 1998

                                       OR

          [_]  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                                  FROM      TO

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]     NO  [_]

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 11,959,354.

                                     INDEX

PART I             FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS
                   Condensed Consolidated Balance Sheets...................................     3
                   Condensed Consolidated Statements of Operations.........................     4
                   Condensed Consolidated Statements of Comprehensive Income (Loss)........     5
                   Condensed Consolidated Statements of Cash Flows.........................     6
                   Notes to Condensed Consolidated Financial Statements....................     7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS...................................................     10

PART II            OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS.......................................................     14

          ITEM 2.  CHANGES IN SECURITIES...................................................     15

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................     15

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     15

          ITEM 5.  OTHER INFORMATION.......................................................     16

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................     16

          SIGNATURES.......................................................................     17

                        PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements


                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                 ASSETS                         March 31,         December 31,
                                                  1998                1998
                                                --------            --------
                                                                   (unaudited)
Cash and cash equivalents                       $ 10,594            $ 10,182
Trade accounts receivable, net of
 allowance for doubtful accounts of $588
 in 1998 and $613 in 1999                         10,009              10,713
Inventories                                       17,103              18,453
Other                                                                    370
Deferred income taxes                              1,617               1,617
                                                --------            --------
                   Total current assets           39,323              41,335

Property and equipment, net                       10,602              12,162
Goodwill and other tangible assets                                     4,863
Other                                              1,143               1,425
Deferred income taxes                              3,272               2,672
                                                --------            --------
          Total assets                          $ 54,340            $ 62,457
                                                ========            ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion, capital leases                 $    428            $  1,065
Current portion, long term debt                    4,168               3,775
Current portion, mandatorily redeemable
 convertible preferred stock                       9,300
Accounts payable                                   4,474               4,807
Other accrued liabilities                          7,119               8,746
                                                --------            --------
          Total current liabilities               25,489              18,393

Long term capital leases, net                        814               2,302
Long term debt, net                                6,624               7,815
Pension obligations, net                           5,113               5,842
                                                --------            --------
          Total liabilities                       38,040              34,352
                                                --------            --------
Mandatorily redeemable convertible
 preferred stock, net                             28,256
Common stock, $0.01 par value:
  Issued and outstanding:  4,176,879 in
   1998 and 11,959,354 in 1999                        42                 120
Additional paid-in capital                         1,031              43,281
Notes receivable from employees                     (936)               (936)
Cumulative translation adjustment                   (734)                274
Accumulated deficit                              (11,359)            (14,634)
                                                --------            --------
          Total mandatorily redeemable
           convertible preferred stock
           and stockholders' equity               16,300              28,105
                                                --------            --------

          Total liabilities and
           stockholders' equity                 $ 54,340            $ 62,457
                                                ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                           Three Months Ended   Nine Months Ended
                                               December 31,         December 31,
                                           ------------------    ------------------
                                            1997       1998       1997       1998
                                           -------    -------    -------    -------
Net revenues...........................    $14,233    $16,890    $41,444    $49,607
Cost of goods sold.....................      9,032     12,123     26,414     34,198
                                           -------    -------    -------    -------
   Gross profit........................      5,201      4,767     15,030     15,409
                                           -------    -------    -------    -------
Operating expenses:
   Research, development and engineering       782      1,008      2,276      3,101
   Selling, general and administrative       2,316      2,772      6,699      7,464
   Acquisition of in-process research and
    development........................                                       5,807
   Amortization of goodwill and
    intangibles                                           695                   695
                                           -------    -------    -------    -------
      Total operating expenses..........     3,098      4,475      8,975     17,067
                                           -------    -------    -------    -------
      Operating income..................     2,103        292      6,055     (1,658)
 Other income (expense), net............       (83)       (93)       (96)         4
                                           -------    -------    -------    -------
 Income (loss) before income tax
  provision.............................     2,020        199      5,959     (1,654)
 Income tax provision...................       711        128      2,633      1,621
                                           -------    -------    -------    -------

 Net income (loss)......................   $ 1,309    $    71    $ 3,326    $(3,275)
                                           =======    =======    =======    =======

 Net income (loss) per share - basic....   $  0.33    $  0.01    $  0.88    $ (0.48)
                                           =======    =======    =======    =======

 Number of shares used in per share
  calculation - basic...................     3,955     11,841      3,772      6,845
                                           =======    =======    =======    =======

 Net income (loss) per share - diluted..   $  0.11    $  0.01    $  0.28    $ (0.48)
                                           =======    =======    =======    =======

 Number of shares used in per share
  calculation - diluted.................    11,861     12,146     11,825      6,845
                                           =======    =======    =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements

                                IXYS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (amounts in thousands)
                                  (unaudited)


                                          Three Months Ended    Nine Months Ended
                                              December 31,         December 31,
                                           ----------------      ------------------
                                            1997      1998       1997        1998
                                           ------     -----      ------     -------
Net income (loss)                          $1,309     $  71      $3,326     $(3,275)
Other comprehensive income, net of tax:
    Foreign currency translation
     adjustments                              (46)       (6)       (128)        605
                                           ------     -----      ------     -------
Comprehensive income (loss)                $1,263     $  65      $3,198     $(2,670)
                                           ======     =====      ======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                  Nine Months Ended
                                                     December 31,
                                                ----------------------
                                                 1997            1998
                                                -------        -------
Cash flows from operating activities:
  Net income (loss)                               3,326        $(3,275)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and amortization                 820          2,791
      Other                                          49           (682)
      Provision for excess and obsolete
        inventory                                   272          1,556
      Loss on foreign currency translation          186            876
      Amortization of goodwill and intangibles                     695
      Acquisition of in-process research and
       development                                               5,807
      Changes in operating assets and
       liabilities:
          Accounts receivable                      (779)           802
          Inventories                            (2,816)        (1,719)
          Prepaid expenses and other
           current assets                          (231)          (965)
          Other assets                              (90)          (154)
          Accounts payable                        1,705         (2,308)
          Accrued expenses and other
           liabilities                            1,951         (1,363)
          Pension liabilities                        90           (182)
                                                -------        -------
                 Net cash provided by
                  operating activities            4,483          1,879
                                                -------        -------
Cash flows used in investing activities:
      Acquisition of Paradigm
      Technology, Inc., net of
        cash acquired                                             (606)
      Purchase of plant and
        equipment                                (1,443)        (3,171)
                                                -------        -------
                 Net cash used in
                  investing activities           (1,443)        (3,777)
                                                -------        -------
Cash flows from financing activities:
      Proceeds from capital lease
      obligations                                                2,166
      Proceeds from bank loan                       300
      Principal payments on capital
      lease obligations                            (228)          (400)
      Repayment of notes payable to
      bank                                                        (836)
      Other, net                                                     4
                                                -------        -------
                 Net cash provided by
                  financing activities               72            934
                                                -------        -------
Effect of foreign exchange rate
 fluctuations on cash and cash
 equivalents                                       (349)           552
                                                -------        -------
                 Net increase in cash
                  and cash equivalents            2,773           (412)
Cash and cash equivalents at beginning
 of period                                        8,231         10,594
                                                -------        -------
Cash and cash equivalents at end of
 period                                         $11,004        $10,182
                                                =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements

                                IXYS CORPORATION
              Notes to Condensed Consolidated Financial Statements
      (Information as of December 31, 1998 and for the three month and nine month periods ended December 31, 1997 and 1998 and thereafter is unaudited)

1. Interim Financial Data (Unaudited):

     The unaudited financial statements for the quarter and nine month periods ended December 31, 1997 and 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements for the year ended March 31, 1998 which have been included in Paradigm Technologies, Inc. Form S-4 filed with the Commission (see Note 7).

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

3. Earnings Per Share:

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statement of Income. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For the nine months ended December 31, 1998, common equivalent shares from restricted stock, stock options, warrants and preferred stock have been excluded from the computation as their effect is antidilutive.

4. Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This Statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

5. Comprehensive Income (Loss):

     Effective in the first quarter of fiscal year 1999, the Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified earlier financial statements for comparative purposes. The only component of comprehensive income for the three months and nine months ended December 31, 1997 and 1998 was the change in the cumulative translation adjustment.

6. Inventories:


     Inventories consist of the following (in thousands):

                                    March 31,    December 31,
                                     1998           1998
                                    -------        -------
        Raw materials               $ 3,789        $ 3,802
        Work in process              12,059         13,236
        Finished goods                5,765          7,874
                                     21,613         24,912
        Less inventory reserve       (4,510)        (6,459)
                                    -------        -------
                                    $17,103        $18,453
                                    =======        =======

7. Acquisition and Merger:

     Effective September 23, 1998, the Company acquired and merged into a subsidiary of Paradigm Technology, Inc. ("Paradigm"), a company that designs and markets fast SRAM products. The acquisition was structured as a reverse merger whereby Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company. For financial accounting purposes, IXYS is the surviving company and the historic financial information is that of IXYS.

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

8. Computation of Net Income (Loss) per Share:

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                          Three Months Ended   Nine Months Ended
                                              December 31,        December 31,
                                          -----------------   -------------------
                                           1997      1998      1997        1998
                                          -------   -------   -------     -------
Basic:
    Weighted-average shares                 3,955    11,841     3,772       6,845
                                          =======   =======   =======     =======
    Net income (loss)                     $ 1,309   $    71   $ 3,326     $(3,275)
                                          =======   =======   =======     =======
    Net income (loss) per share           $  0.33   $  0.01   $  0.88     $ (0.48)
                                          =======   =======   =======     =======
Diluted:
    Weighted-average shares                 3,955    11,841     3,772       6,845
    Restricted stock subject to
      repurchase                              241       115       424
    Common equivalent shares from
    stock options and warrants              1,221       190     1,185
    Common equivalent shares from
     preferred stock                        6,444               6,444
                                          -------   -------   -------     -------
    Shares used in per share
    calculation                            11,861    12,146    11,825       6,845
                                          -------   -------   -------     -------
    Net income (loss)                     $ 1,309   $    71   $ 3,326     $(3,275)
                                          =======   =======   =======     =======
    Net income (loss) per share           $  0.11   $  0.01   $  0.28     $ (0.48)
                                          =======   =======   =======     =======

The calculation of diluted shares outstanding for the nine months ended December 31, 1998 excludes 1,843 shares of restricted stock, 4,753 stock options, and warrants to issue 4,399 shares of common stock as their effect was antidilutive for this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This Discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation as detailed and included in the report of Paradigm (Registration no. 333-57003) on Form S-4 (the "Form S-4"), as filed with the Commission, which includes the IXYS financial statements as of March 31, 1998 and 1997 and the three years in the period ended March 31, 1998.

          Actual results may differ materially from the results discussed in the forward-looking statements. Important factors affecting the Company's ability to achieve future revenue growth include whether, and the extent to which, demand for the Company's products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether the Company is able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether the Company is able to achieve its new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether the Company is able to successfully commercialize its new technologies, which it has been investing in by designing and introducing new products based on these new technologies.

          Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as the Company sells products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; the availability of alternative products from competitors and the impact of competition on pricing of the Company's products; the level of utilization of the Company's production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for the Company; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Commission and in particular the risk factors described in the Form S-4 regarding "Risks Relating to the Business of IXYS" and "Risks Relating to the Business of Paradigm - Litigation" and "- Declining SRAM Prices."

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

Overview

          On September 23, 1998, IXYS merged with Paradigm in a transaction accounted for as a reverse merger. In the merger, the historic accounting records of IXYS became those of the combined company, and, accordingly, Paradigm formally changed its name to "IXYS Corporation."

          The Company designs, develops and markets power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies ("UPS") and switch mode power supplies ("SMPS")) and medical electronics. The Company's power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. The Company's target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on higher power semiconductors, which the Company considers to be those capable of processing greater than 500 watts of power. The Company offers a broad line of power semiconductors, including power MOSFETs, insulated gate bipolar transistors ("IGBTs"), thyristors, silicon controlled rectifiers ("SCRs") and rectifiers, including fast recovery epitaxial diodes ("FREDs"). In addition, the Company also designs and markets high speed, high density static random access memory ("SRAM") semiconductor devices to meet the needs of advanced telecommunications devices, networks, workstations, high performance PCs, advanced modems and complex military/aerospace applications.

Results of Operations

          Net Sales. Net sales for the three months ended December 31, 1998 were $16.9 million, an increase of 18.7% from the $14.2 million reported in the three months ended December 31, 1997. For the first nine months of fiscal 1999, net sales of $49.6 million were $8.2 million, or 20% higher than the same period in fiscal 1998. Unit sales volume for the three months ended December 31, 1998 and for the year to date period increased over the same periods in the prior year and the effect on revenue was offset partially by declines in average selling prices.

          Gross Profit. Gross margin was 28.2% of net sales for the three months ended December 31, 1998 as compared with 36.5% for the three months ended December 31, 1997. Gross margin was 31.1% of net sales for the nine months ended December 31, 1998 as compared to 36.3% for the nine-month period ended December 31, 1997. The decline in gross margin for the nine-month period ended December 31, 1998 as compared to the same period in 1997 was due to lower average selling prices per unit. For the three months ended December 31, 1998 as compared to the same period of 1997, the decline in gross margin was, in addition, the result of production inefficiencies caused by the Company's traditional holiday shutdown in Europe which was longer in 1998 than the prior year.

          Research and Development. Research and development expenses increased $226,000 in the three months ended December 31, 1998, compared to the same period in 1997. Research and development expenses increased $825,000 in the nine months ended December 31, 1998, compared to the same period in 1997. Research and development expenses increased primarily due to the acquisition of Paradigm and the expanded efforts in research development to support the Company's overall plan.

          Selling, General and Administrative. Selling, general and administrative expenses increased $456,000 in the three months ended December 31, 1998, compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased $765,000 in the nine months ended December 31, 1998, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased selling costs on higher revenues and increased expenses as a consequence of acquiring Paradigm.

          Acquisition of in-process research and development. The nine month period ended December 31, 1998 includes a one-time charge of $5.8 million in connection with the acquisition of Paradigm.

          Amortization of Goodwill and Intangibles. For the three month period ended December 31, 1998, the Company recorded a charge of $695,000 in connection with the amortization of goodwill and intangibles arising from the acquisition of Paradigm.

          Other Income and Expense, Net. Net other expense increased $10,000 during the three months ended December 31, 1998, compared to the same period in the prior fiscal year. Net other income increased $100,000 during the nine months ended December 31, 1998, compared to the same period in the prior fiscal year.

          Provision for Income Taxes. For the three months ended December 31, 1998, the Company recorded an income tax provision of $128,000 on income of $199,000 (64%), after giving effect to the charge of $695,000 for amortization of goodwill and intangibles arising from the acquisition of Paradigm, as compared to an effective income tax rate of 35% for the three months ended December 31, 1997 and 44% for the nine months ended December 31, 1997. The tax provision for the three months ended December 31, 1998 gives effect to the non-deductible tax items relating to the acquisition of Paradigm. The income tax provision for the nine months ended December 31, 1998 reflects the Company's expected effective tax rate for fiscal year 1999, prior to the effect of the write-off of the one-time non-deductible charge of $5.8 million in connection with the reverse merger acquisition of Paradigm, of approximately 39%.

Liquidity and Capital Resources

          The Company has financed its operations to date through the private sale of equity, lease financing and bank borrowings. As of December 31, 1998, the cash and cash equivalents were $10.2 million, a decrease of $412,000 from cash and cash equivalents of $10.6 million at March 31, 1998. The decrease in cash and cash equivalents was primarily due to usage of cash in operations.

          Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of December 31, 1998 consists of a $5.0 million commitment amount which is available through August 1999. The line bears interest at the bank's prime rate (7.75% at December 31, 1998). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At December 31, 1998, the Company had drawn $2.1 million against such line of credit.

          The accounts receivable at December 31, 1998 were $10.7 million, an increase of 7.0% as compared to March 31, 1998. The inventories at December 31, 1998 were $18.5 million, an increase of 7.9% as compared to March 31, 1998. Net plant and equipment at December 31, 1998 were $12.2 million, an increase of 14.7% as compared to March 31, 1998.

          The Company evaluates the acquisition of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity securities, which may result in further dilution to the Company's stockholders.

          The Company believes that cash generated from operations, if any, and banking facilities will be sufficient to meet its cash requirements through fiscal 1999. To the extent that funds generated from operations, together with bank facilities are insufficient to meet its capital requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing will be available on acceptable terms. The lack of such financing if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information". This Statement establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the Company's fiscal year 1999 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This Statement becomes effective for the Company for fiscal years beginning after December 15, 1999. The Company is evaluating the requirements of SFAS 133 and the effects, if any, on the Company's current reporting and disclosures.

          Effective in the first quarter of 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" . Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified earlier financial statements for comparative purposes. The only component of comprehensive income for the three months and nine months ended December 31, 1998 and 1997 was the change in the cumulative translation adjustment.

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

          The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. The plan is currently expected to result in non-recurring expenses through calendar 1999 of approximately $750,000. However, if such modifications and conversions are not made, or not completed, the Company does not expect the "Year 2000" issue to have a material adverse impact on the operations of the Company, as there are inexpensive alternatives available. Although the Company has completed its internal assessment of the Year 2000 issue and believes that it is substantially compliant, there can be no assurance that all potential problem areas have been identified and the Year 2000 risks assessed. Should there be systems that were not included in the assessment and which are not Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

          The Company has initiated formal communications with all of its significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems may have a material adverse impact on the Company.

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

          Currently, the Company does not have a Year 2000 contingency plan in place as it has completed its internal assessment and believes that it is substantially compliant. However, the Company intends to create such a contingency plan by July 1999 based on the outcome of its communications with its suppliers.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

          On August 12, 1996, the Company and Michael Gulett, Robert McClelland, Richard A. Veldhouse, Dennis McDonald and Chiang Lam (the "Paradigm Defendants") were named, along with PaineWebber, Inc., as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased the Company's stock between November 20, 1995 and March 22, 1996 (the "Class Period").

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

          On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. Plaintiffs sought by their motion to certify a nationwide class of those who purchased the Company's stock during the Class Period. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Plantiffs have expressed their intent to move to amend the class certification order.

          On April 9, 1998, the court granted plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The court overruled the Paradigm Defendants' demurrer to the amended complaint on August 6, 1998. The Paradigm Defendants filed an answer to the amended complaint on August 27, 1998.

          Defendant McDonald's motion for summary judgment on plaintiffs' claims is set for hearing on March 16, 1999. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

          On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the Bulwa, et al. action, was filed by the law firm of Stull, Stull & Brody in the Santa Clara County Superior Court on behalf of stockholders who held the Company's stock between November 20, 1995 and March 22, 1996. The action is entitled Chai, et al. v. Paradigm Technology Inc. et al. (Case No. CV764259), and is asserted against the same Paradigm Defendants as in the Bulwa, et al. action, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the Campbell, et al. Action described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997.

          On September 10, 1997, the Court issued an order sustaining the Paradigm Defendants' demurrer as to all causes of action without leave to amend. A judgment in favor of the Paradigm Defendants dismissing the entire complaint was entered by the Court on September 23, 1997. Plaintiff appealed the decision, but on November 13, 1998 the Court of Appeal affirmed the judgment. Plaintiff's petition for rehearing was denied. The time for filing a petition for review by the Supreme Court has expired.

          On May 19, 1997, Thomas Campbell, James Zulliger and Mark Wagenhals, former employees of the Company, filed an action (Campbell, et al. v. Paradigm Technology, Inc., et al., Case No. CV766271) in Santa Clara County Superior Court. The complaint named as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. The Campbell plaintiffs filed with the complaint a notice that they considered their case related legally and factually to the Bulwa action discussed above. The Campbell complaint contained causes of action for fraud, breach of fiduciary duty, violations of California Corporations Code sections 25400-25402, 25500-25502 and 25504 and violation of California Civil Code sections 1709-1710. The Campbell complaint alleged that the defendants misled them and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. Plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The complaint sought an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which was heard on September 3, 1998. That same day, the Court sustained the demurrer but granted plaintiffs leave to file a third amended complaint by September 30, 1998. Plaintiffs then filed a third amended complaint. Following defendants' filing of a demurrer to the third amended complaint, plaintiffs agreed to dismiss their claims with prejudice in exchange for defendants' agreement not to seek to recover defendants' costs incurred in defending against the action. The third amended complaint was dismissed with prejudice on December 11, 1998.

          On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon.
On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice.
          .
Item 2.   Changes in Securities and Use of Proceeds

               None.

Item 3.   Defaults Upon Senior Securities.

               None.

Item 4.   Submission of Matters to a Vote of Security Holders.

               None.

Item 5.  Other Information

          The Board of Directors of the Company approved the Amended and Restated Bylaws of the Company and a form of Indemnity Agreement to be entered into by the Company and its directors. Both documents are attached as exhibits to this Form 10-Q. Also attached to this Form 10-Q is the Company's 1994 Stock Option Plan, amended to reflect the reverse stock split approved at the Annual Meeting of Stockholders (the "Annual Meeting") held on August 4, 1998 and adjourned to August 26, 1998, September 3, 1998 and September 10, 1998. Such Annual Meeting is more fully described in the Company's Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits.

          3.1       Amended and Restated Bylaws of the Company.

          10.1 Form of Indemnity Agreement between the Company and its directors.

          10.2      The Company 1994 Stock Option Plan, as amended.

          11 Computation of Per Share Earnings as set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in
                    Part I of the Form 10-Q.

          27        Financial Data Schedule.

(b) The Company did not file a Current Report on Form 8-K during this fiscal period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IXYS CORPORATION

                              By: /s/ ARNOLD AGBAYANI
                                  --------------------------
                                  Arnold Agbayani, Vice President,
                                  Finance and Administration
                                  (Principal Financial Officer)

Date:  February 12, 1999

                                 Exhibit Index
                                 -------------

3.1       Amended and Restated Bylaws of the Company.

10.1      Form of Indemnity Agreement between the Company and its directors.

10.2      The Company 1994 Stock Option Plan, as amended.

11 Computation of Per Share Earnings as set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q.

27        Financial Data Schedule.