Form 10-K405
period 1999-03-31
IXYS CORP /DE/
filed 1999-07-08
CIK 945699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the fiscal year ended March 31, 1999.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from       to      .

                       Commission file number 001-14165

                               IXYS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 770140882-5
                                                    (I.R.S. Employer
   (State or other jurisdiction of                 identification No.)
   incorporation or organization)

                              3540 Bassett Street
                      Santa Clara, California 95054-2704
             (Address of principal executive offices and zip code)

                                (408) 982-0700
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of each class                          on which registered
            -------------------                         ----------------------
       Common stock, par value $.01 per
                     share                              Nasdaq SmallCap Market

          Securities registered pursuant to Section 12(g) of the Act:

                               (Title of class)
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1999, was approximately $10,503,652*. The number of shares of the Registrant's Common Stock outstanding as of May 31, 1999 is 11,986,661.
--------
* Based on a closing price of $4.00 per share of the Registrants' Common Stock on May 28, 1999 held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at May 31, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    Item 1.  Business...................................................     1

    Item 2.  Properties.................................................    21

    Item 3.  Legal Proceedings..........................................    21

    Item 4.  Submission of Matters of a Vote of Security Holders........    23

 PART II

    Item 5.  Market for Registrant's Common Stock and Related
              Stockholder Matters.......................................    24

    Item 6.  Selected Financial Data....................................    24

    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    25

    Item 8.  Financial Statements and Supplementary Data................    31

    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    53

 PART III

    Item 10. Directors and Executive Officers of the Registrant.........    53

    Item 11. Executive Compensation.....................................    53

    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    53

    Item 13. Certain Relationships and Related Transactions.............    53

 PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    53


  Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. IXYS' actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" at the end of Item 1 IXYS Business.

                                    PART I

ITEM 1. IXYS Business

Overview

 General

  IXYS Corporation, a Delaware corporation ("IXYS") designs, develops and markets power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies ("UPS") and switch mode power supplies ("SMPS")) and medical electronics. IXYS' power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS' target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on higher power semiconductors, which IXYS considers to be those capable of processing greater than 500 watts of power. IXYS offers a broad line of power semiconductors, including power MOSFETs, insulated gate bipolar transistors ("IGBTs"), thyristors (silicon controlled rectifiers or "SCRs") and rectifiers, including fast recovery epitaxial diodes ("FREDs").

  In addition, IXYS also sells a broad range of static random access memory ("SRAM") products with various density, speed, configuration, temperature range and packaging options for a wide range of commercial, industrial and military applications. IXYS' products range in density from 256 kilobytes to 4 megabytes.

  IXYS' major customers include Still GmbH, Rockwell International Corporation, Emerson Electric Company, Eurotherm Ltd. (U.K.), Medtronics Inc., ABB, Guidant Corporation, General Signal, Alpha Technology and Siemens AG.

  IXYS has not declared or paid any cash dividends on any series of its capital stock during any period for which information is provided in this Report on Form 10-K.

  IXYS Corporation was founded in April 1983. In December 1995, IXYS was reincorporated as a Delaware corporation. On September 23, 1998, IXYS Corporation merged with Paradigm Technology, Inc., a Delaware corporation that designs and markets fast SRAM products ("Paradigm"), in a transaction accounted for as a reverse merger. In the merger, Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS Corporation capital stock. At the conclusion of the merger, IXYS Corporation stockholders held approximately 96% of the combined company, and the historic accounting records of IXYS Corporation became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation" (the combined company of which is referred to in this report as "IXYS," the "Company" or the "Registrant").

 Industry Background

  As the world enters the 21st century, demand for electricity is forecasted to increase faster than demand for other forms of energy. Electrical energy is demanded worldwide at an increasing rate due to (i) the introduction of new technologies that require electricity, including computers, telecommunications equipment, industrial machinery and automation and transportation, (ii) the increased use of electrical processes in industry and transportation, (iii) the increasing energy demands of electrical products requiring greater power than more traditional electrical products because of the additional features provided by these products and (iv) the economic development of emerging third world countries. As a result of these and other factors, the U.S. Department of

Energy reports that worldwide electrical power consumption is expected to increase from approximately 11.7 trillion kilowatt hours in 1995 to approximately 20 trillion kilowatt hours in 2015.

  The increasing demand for electrical energy, government regulation requiring energy efficiency and social and environmental concerns have caused an increased demand for energy efficiency. Government regulations are also imposing efficiency requirements on products and equipment. For example, the European Community has adopted the IEC-555 standard that regulates the efficiency of certain power supplies and has effectively required SMPS manufacturers to incorporate power factor correction ("PFC") circuits, which require power semiconductors, in their higher power supplies. Finally, environmental concerns related to pollution and the depletion of natural resources further support the demand for energy efficiency.

  In addition to the demand for energy efficiency, electrical products in all markets are becoming increasingly sophisticated, offering "intelligence" through the use of microprocessors and additional components. The integration of microprocessors into such products as home appliances, office equipment and industrial controls will continue as products gain "intelligence." As a result of the introduction of microprocessors and integrated circuits, products require increasingly sophisticated power supplies that are capable of providing precisely regulated power (free of spikes and surges) as required by a specific application. This must be done without adding to the existing size of the product or equipment, thereby putting pressure on power supply designers to improve efficiency in size (i.e., increase the power output of power supplies without increasing their size). Additionally, uninterruptible power operation is a requirement for such applications as intranet and internet servers, telecommunications, hospitals and financial institution equipment.

  Today, virtually all digital electronic systems, including cellular telephones, workstations, PCs and modems, contain memory devices. Over the past decade, the drive to reduce the size and increase the speed and functionality of electronic systems has required concurrent increases in the density and speed of memory devices used in these systems. The most widely used memory devices are dynamic random access memories ("DRAMs") and SRAMs.

 Role of Power Semiconductors

  Power semiconductors address the demand for energy efficiency and are essential for providing the precisely regulated power required by sophisticated electrical products and equipment. Power semiconductors process and control the electrical energy generated by electrical utilities to provide efficient power systems and precisely regulated power as required by a specific application. Most equipment needs to process the voltage level and frequency delivered by the utility to derive the required power at specific voltage, current and frequency levels, and power semiconductors help provide this function. Power semiconductors (i) convert or "rectify" alternating current ("AC") power delivered by electrical utilities to direct current ("DC") power which is useable by most equipment; (ii) convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application; (iii) invert DC power to high frequency alternating current electricity ("AC") power to permit the processing of power using substantially smaller electronic components and (iv) rectify high frequency AC power from SMPS to meet the specific DC voltage required by an application. Energy efficiency is obtained in part through efficient power control designs. As a result, the power semiconductors that perform the task of controlling and regulating the power in equipment are required to perform with a high degree of efficiency, with minimal wasting of energy.

 Power Semiconductor Applications

  Power semiconductors are used in controlling energy in motor drives and power conversion systems, including SMPS and UPS. Motor drive controls regulate the voltage, current and frequency of power to a motor to control the speed, torque, position, efficiency and other features of a motor. A SMPS efficiently converts power as provided by electrical utilities to meet the specific voltage requirements of an application. A UPS provides a short term backup of electricity to the power supply in the case of an interruption of power from the primary source of electricity.

  Power semiconductors can be classified based upon the amount of power that they are capable of handling. Generally, IXYS views lower power semiconductors as those capable of handling less than 500 watts of power. Lower power semiconductors are used in small motor drives, UPS and SMPS for personal computers, telephones, automotive electronics, stereo equipment and battery operated tools and equipment.

  IXYS views higher power semiconductors as those capable of handling power in excess of 500 watts. Industrial and commercial motor drive control applications for higher power semiconductors include robotics, machine tools, pumps, heating, ventilation and air conditioning systems ("HVAC"), appliances and transportation systems. Applications for higher power semiconductors in SMPS include mainframe and workstation computers, instrumentation and telecommunications. Applications for higher power semiconductors in UPS include power back-up for hospitals, financial institutions, mainframes, workstations, local area networks, communications systems and industrial equipment.

 Power Semiconductor Market

  The power semiconductor market consists of power transistors (including IGBTs and power MOSFETs), rectifiers and thyristors. According to World Semiconductor Trade Statistics ("WSTS"), the worldwide market for power semiconductors in 1998 was $7.4 billion and is projected to increase to $8.5 billion in 2000. IXYS believes that growth in the power semiconductor market is driven in part by the need for an increased number of power semiconductors for a given application as power control requirements become more sophisticated, the increased number of end-user applications for power semiconductors and the resulting higher dollar value of power semiconductors included in products and equipment.

  WSTS indicate that worldwide sales of IGBTs, substantially all of which are higher power semiconductors, and power MOSFETs, a substantial portion of which are higher power semiconductors, were projected to grow from approximately $2.7 billion in 1998 to $2.9 billion in 1999 to $3.2 billion in 2000. Sales of power MOSFETs and IGBTs are experiencing stronger growth than other segments of the power semiconductor market as these products are used to replace traditional bipolar transistors, such as rectifiers and thyristors. In addition to the relatively fast rate of growth for power MOSFETs and IGBTs, IXYS believes that FREDs will grow at higher growth rates than standard diodes since they are required in the same faster switching circuits in which power MOSFETs and IGBTs are included. In fact, almost all IGBTs included in motor drives require a FRED, and SMPS with PFCs require a FRED as a boost diode or as an output rectifier.

IXYS Approach

  Since its inception, IXYS has focused on the higher power segment of the power semiconductor market and has focused its product development and marketing efforts on the specific needs of customers in this segment of the market. In contrast to most other competitors in the power semiconductor market, including large international companies, IXYS is focused on the design, manufacture and marketing of power semiconductors, with a particular emphasis on higher power semiconductors. Approximately 90% of the IXYS' sales in fiscal 1999 were of higher power products. Through its broad product line and range of packaging options, its ability to mobilize its focused organization (which includes a wide range of technical capabilities) quickly to bring new products to the market and its ability to collaborate with its customers in the development of products designed to meet their needs, IXYS has become a leader in the higher power semiconductor market.

IXYS Strategy

  IXYS intends to build a leadership position within its targeted higher power segment of the power semiconductor market by pursuing the following business strategies:

 Maintain Technological Leadership Within Higher Power Market

  IXYS intends to maintain its technological leadership with respect to higher power semiconductors by focusing its scientific expertise on the development of these semiconductors. This expertise encompasses a wide range of technical capabilities, including physics, mechanical engineering, chemistry, circuit design and material science capabilities. IXYS also intends to use its expertise with respect to semiconductor packaging and assembly to develop technologically advanced packaging of its higher power semiconductors.

 Target Rapid Growth Applications Within the Higher Power Market

  IXYS' strategy is to target markets by evaluating the growth of those markets and IXYS' ability to establish a leadership position in them based upon its technological capabilities, the level of competition in the markets and the overall performance of the products offered by competitors. For example, IXYS has targeted the market for power supplies used in servers, which IXYS believes represents an attractive market, and has focused its efforts on providing power semiconductors for this application. IXYS intends to pursue this element of its strategy through the development of new technology and products for high growth markets and the packaging of its existing technology into products tailored to new high growth applications.

 Offer Broad Range of Higher Power Products

  IXYS' product line is targeted at the higher power segment of the power semiconductor market across a broad range of functionality and price. IXYS offers a comprehensive range of power semiconductors that allows it to provide an appropriate solution to its customers' power semiconductor needs from its range of standard products. IXYS' product line allows its customers to purchase a substantial portion of their power semiconductor needs from a single supplier. IXYS intends to continue to offer a wide array of products by developing additional products that offer improvements over current products or address new applications.

 Promote Product Development Collaborations

  IXYS seeks to enter into collaborative arrangements with leaders in attractive end-user markets in order to optimize IXYS products for use by these customers in their products. IXYS' strategy is to leverage these collaborative arrangements into sales to other manufacturers of end-user products in these markets. For example, in 1988 IXYS targeted the defibrillator market and continues to be the leading supplier of IGBTs for this application. IXYS has leveraged its relationships with the two implantable defibrillator market leaders to include other IXYS products, including power MOSFETs and thyristors, in their products. IXYS believes that its ability to provide technical assistance with respect to the design of hardware and software systems by its customers encourages the incorporation of its devices in products manufactured by its customers. IXYS believes that it has gained a reputation for strong product development collaborations, which has contributed to the inclusion of its semiconductors in products designed by its customers, and intends to expand its efforts in this area.

 Maintain Balance Between Internal and External Manufacturing

  IXYS intends to take advantage of its combination of in-house wafer fabrication facilities and its foundry relationships to maximize its manufacturing efficiency and flexibility. IXYS believes that its in-house manufacturing capabilities enable it to lower its manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if IXYS were required to rely exclusively on outside foundries, retain certain proprietary aspects of its process technology and more quickly introduce new process innovations. In particular, IXYS continues to fabricate its 1,600 volt and greater power MOS devices at its Lampertheim facility to better protect its process technologies with respect to the fabrication of these products. IXYS also believes that its in-house wafer fabrication facilities provide it with a significant competitive advantage because the fabrication facilities permit close collaborations between design and process engineers in the development of new products. In addition to maintaining its own fabrication facilities, IXYS establishes alliances with selected foundries for wafer fabrication. This approach allows IXYS to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and optimize production schedules while retaining the flexibility to shift the production of its products to a different or additional foundries for cost or performance reasons. IXYS' product designs enable the production of its devices at multiple foundries using well-established and cost-effective processes. IXYS intends to continue to strategically expand its in-house manufacturing capabilities while continuing its significant reliance on outside foundries which permit IXYS to reduce its exposure to the large capital expenditures required for increasing in-house manufacturing capacity.

Products and Applications

  IXYS' power semiconductor products perform any of the four functions performed by power semiconductors:

  . Conversion or "rectification" of power delivered by electrical utilities to DC power which is useable by most equipment ("input rectification")

  . Conversion of DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application

  . Inversion of DC power to high frequency AC power to permit the processing of power using substantially smaller electronic components

  . Rectification of high frequency AC power from SMPS to meet the specific DC voltage required by an application ("output rectification")

  IXYS designs, develops and markets power semiconductors used primarily in controlling energy in motor drives, power conversion (including UPS and SMPS) and medical devices, sales of which represented 37%, 33% and 9% of IXYS' revenues in fiscal 1999, respectively.

  An SMPS converts AC power to regulated DC power. AC power is converted to high voltage DC power through input rectifiers and is then switched to a very high frequency AC. The AC power is then stepped down to a different voltage and converted through output rectification to produce the required DC power.

  A UPS continues to supply AC power to electronic equipment in the event of an electrical utility power failure. A UPS consists of an SMPS, battery chargers, a semiconductor transfer switch to activate the UPS and an inverter to invert DC battery power to AC power.

  IXYS' principal products are power MOSFETs, IGBTs, thyristors and other rectifiers. During fiscal 1999, power MOS products (including MOSFETs and IGBTs), rectifiers, and thyristors constituted approximately 43%, 15%, and 21% of IXYS' revenues, respectively. IXYS also markets DCB substrates for use with power semiconductors and integrated circuits. IXYS' power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor die. IXYS believes that the packaging of its modules constitutes an important element of IXYS' products, as packaging determines how much power can be controlled and the reliability of the module.

  The following table summarizes the primary categories of uses for power semiconductors, the IXYS products used in each category, the end-user applications served by these products and representative customers of IXYS for each application.

                              IXYS                                                       Selected
Category                    Products                   Application                      Customers
--------             ----------------------- ------------------------------- --------------------------------
Motor Drive Control  Thyristor/diode modules HVAC, pumps, hoists,            Emerson Electric Company
                     Diode bridges           cranes, machine tools,          Siemens AG
                     Discrete diodes and     fork lift trucks,               Still GmbH
                     thyristors IGBTs        electric vehicles,              Rockwell International Corp.
                     MOSFETs                 traction, elevators, robotics   Eurotherm Ltd.
                     FREDs                   industrial and process controls

Power Conversion     Thyristor/diode modules SMPS, UPS                       General Signal
                     Diode bridges           communications,                 Alpha Technologies Incorporated
                     IGBTs                   battery chargers,               HC Power, Incorporated
                     MOSFETs                 welding, plasma cutting,        Transistor Devices, Incorporated
                     FREDs                   radio frequency generators,     ABB Power Supplies
                                             power generation                GmbH
                                                                             Siemens-AG
                                                                             Delta Electronics, Inc.
                                                                             Astec International

Medical Electronics  IGBTs                   Implantable and external        Medtronics Incorporated
                     MOSFETs                 defribillators, laser power     Guidant Corporation
                     Thyristors              supplies                        Hewlett Packard

 Power MOS Transistors

  Power MOS transistors offer significant benefits over traditional bipolar transistors. Power MOS transistors operate at much greater switching speed, which allows the design of smaller and less costly end products, due primarily to the smaller and less expensive additional peripheral components required at higher switching frequencies. Power MOS transistors are activated by voltage rather than current (compared to bipolar transistors), so they require less external circuitry to operate, making them more compatible with IC controls. They also offer more reliable long-term performance and are more rugged, permitting them to better withstand adverse operating conditions. In addition, power MOSFETs and IGBTs compare favorably to bipolar power transistors on a system price/performance basis.

  Power MOSFETs. A power MOSFET (metal oxide silicon field effect transistor) is a switch controlled by voltage at its gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.

  IXYS' power MOSFETs are focused on higher voltage applications (ranging from 60 to 1,100 volts) and have on-state resistance among the lowest available for a given die size and voltage. Lower on-state resistance results in increased efficiency of a power semiconductor device. IXYS believes that as the power requirements of workstations, servers and other computers increase as the result of larger and more powerful microprocessors, disk drives and CD/ROMs, the designers of power supplies will increasingly demand higher power MOSFETs, particularly to address the greater power requirements of the equipment without increasing the physical size of the power supply incorporated into the equipment.

  Power MOSFETs have improved the volumetric efficiency of SMPS by allowing faster switching frequencies (in some cases into the megahertz range), dramatically reducing the size of associated components such as power transformers and capacitors. IXYS' power MOSFETs are used primarily in SMPS and UPS. The prices of IXYS' power MOSFETs vary depending on the quantity ordered and the packaging of the semiconductors and generally range for moderate quantities from $3 to $150.

  IGBTs. IGBTs (insulated gate bipolar transistors) also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. IGBTs serve the same functions as power MOSFETs, but have different features, which make their use preferable in certain applications. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them a more cost effective device compared to power MOSFETs for high energy applications. The principal tradeoff of IGBTs compared to power MOSFETs is the switching speed of IGBTs, which is slower than that of power MOSFETs. IGBTs are seldom used in applications where very fast switching is required, including SMPS operating at speeds over 150 kilohertz.

  An IGBT is the most cost-effective technology used in AC variable speed motor drives due to its ability to efficiently switch higher power. IGBTs allow drives to operate at faster frequencies, thereby reducing system cost, simplifying drive electronics, increasing efficiency and reducing noise. IXYS' IGBTs are used principally in AC motor drives and defibrillators. The prices of IXYS' IGBTs vary depending on the quantity ordered and the packaging of the semiconductors and generally range for moderate quantities from $1 to $120.

 Bipolar Products

  Rectifiers. Rectifiers convert AC power to DC power and are used primarily in input and output rectification and inverters. IXYS' rectifiers are used in DC and AC motor drives, power supplies, lighting and heating controls and welding. The prices of IXYS' rectifiers vary depending on the quantity ordered and the packaging of the semiconductors and generally range for moderate quantities from $1 to $120.

  A newer subset of IXYS' rectifier product group is a very fast switching device known as a FRED (fast recovery epitaxial diode). FREDs limit spikes in voltage across the power switch to reduce power dissipation and electromagnetic interference. Because most IGBTs require a FRED to address its output, FRED sales are expected to move in concert with IGBTs. IXYS' FREDs are used principally in AC motor drives and power supplies. The prices of IXYS' FREDs vary depending on the quantity ordered and the packaging of the semiconductors and generally range for moderate quantities from $0.50 to $55.

  Thyristors. Thyristors are switches that can be turned on by a controlled signal and are turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high-voltage, low-frequency AC applications because their on-state resistance is lower than the on-state resistance of power MOSFETs and IGBTs. Thyristors also represent the most cost-effective solution in many AC motor control and amplifier applications.

  IXYS' thyristors are used in motor drives, power supplies, lighting and heating controls and welding. The prices of IXYS' thyristors vary depending on the quantity ordered and the packaging of the semiconductors and generally range for moderate quantities from $1 to $250.

 Other Products

  IXYS markets its patented DCB (direct copper bond) substrates to a variety of customers, including those in the power semiconductor industry, and uses DCB in the manufacturing of its modules. DCB technology cost-effectively provides excellent thermal transfer while maintaining high electrical isolation. It addresses thermal fatigue and die cracking problems encountered by manufacturers of power semiconductor modules utilizing traditional copper base plates. The prices of IXYS' DCB products vary and generally range for moderate quantities from $1.00 to $5.50.

  IXYS also markets integrated circuits that have applications associated with power semiconductors, such as high voltage current regulators, motion controllers, digital pulse width modulators and power MOSFET/IGBT drivers.

  IXYS also sells synchronous and asynchronous SRAM products which include high speed 256 kilobyte, 1 megabyte and 4 megabyte CMOS SRAMs. They are available in a variety of configurations and commercial and industrial temperature range versions, as well as military versions manufactured to comply with the most recent military specifications.

Sales and Marketing

  IXYS sells its products by means of a worldwide selling organization that includes direct sales personnel, independent representatives and distributors managed through IXYS' California and Germany offices. IXYS employs 26 people in its sales and marketing efforts, including 5 in marketing, 10 in sales and 11 in customer support and service. IXYS currently uses 28 independent sales representative organizations and 7 distributors in North America. IXYS currently uses 19 independent sales representative organizations and 42 distributors and stocking representatives in the rest of the world. In fiscal 1999, net revenues derived from North American and international sales represented approximately 35% and 65%, respectively, of IXYS' net revenues, with approximately 54% of IXYS' net revenues derived from sales to Europe and the Middle East and 11% of IXYS' net revenues derived from sales to Asia. No single customer accounted for more than 10% of IXYS' net revenues in fiscal 1999.

  In addition to new products developed for general use in target markets, IXYS custom designs and manufactures products in which product design efforts are coordinated with manufacturers. Custom products are achieved through IXYS' wide selection of products and packaging options. IXYS provides product samples and works directly with manufacturers in designing end-user products using IXYS' semiconductors. Specific products are then delivered to the manufacturers.

  IXYS markets its services and programs through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of Company brochures, data sheets and technical manuals. Additionally, IXYS participates in industry trade shows on a regular basis. IXYS has also initiated a presence on the Internet with a worldwide web page enabling engineers to access and download technical information and data sheets.

  The majority of IXYS' revenues are derived from international sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, political and economic instability, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences.

  During fiscal 1997, 1998 and 1999, sales to independent distributors and stocking representatives accounted for approximately 46%, 46% and 41% of net revenues, respectively. Some of these distributors and stocking representatives have a limited right to return unsold products to IXYS, and there can be no assurance that such returns will not have a material adverse effect on IXYS. These independent distributors and stocking representatives generally are not subject to any minimum purchase requirements and can discontinue marketing IXYS' products at any time upon proper notice. Accordingly, IXYS must compete for the focus and sales efforts of its distributors and stocking representatives. There can be no assurance that IXYS' distributors and stocking representatives will continue to distribute IXYS' products or do so successfully. Although IXYS believes that other channels of distribution would be available if IXYS were to lose the services of one or more of its independent distributors or stock representatives, there can be no assurance that such loss would not have an adverse effect on its results of operations.

Research and Development

  The ability of IXYS to successfully compete in the power semiconductor market will be substantially dependent on its ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. IXYS is a pioneer in technology with respect to higher power IGBTs, IGBT modules and DCB and introduced the power semiconductor industry's first 800 volt, 50 ampere IGBT and an

IGBT and FRED combination high power discrete device. (A discrete device is an electrical or electronic component that performs a single function). While the time from sampling to volume production of new power semiconductors products can take up to 18 months, power semiconductors also have a product lifetime exceeding an average of 10 years. In fiscal 1999, sales of products introduced within the last 4 years constituted approximately 20% of total net revenues. In fiscal 1999, IXYS introduced over 200 new part types. During fiscal 1998 and 1999, IXYS' research and development expenses were approximately $3.3 million and $4.2 million, respectively, and, at March 31, 1999, IXYS employed 22 people in engineering and research and development activities. IXYS expects that it will continue to spend substantial funds on research and development activities.

  IXYS is engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, IXYS is pursuing research and development projects with respect to increasing the voltage operating range of its MOS products beyond 1,800 volts, improving the thermal conductivity of its DCB products, increasing the voltage ratings of its bipolar products beyond 2,200 volts, developing 500 kilowatt IGBT modules, developing a complete range of bipolar MOS products capable of handling 1,400 to 2,000 volts, improving its multiple die module assembly technology and beginning its development of another line of integrated circuit ("IC") products. Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and more quickly implement new process technologies.

  From time to time, IXYS has entered into agreements with customers to develop specific products for inclusion in the customer's end product. Pursuant to such agreements, the non-recurring engineering cost associated with such development work, which is treated by IXYS as research, development and engineering expense, is generally reimbursed by the customer. IXYS' research and development efforts also include participation in technology joint ventures with universities and research institutions. These joint ventures allow research and development activities that would otherwise require potentially cost prohibitive capital expenditures since the necessary capital equipment is often available at research institutes and universities. Through these joint ventures, IXYS is able to maximize its range of research and development activities without defusing the focus of its in-house research and development work and reduce its research and development costs. Research and development projects currently being pursued through research institutes or universities include MOS process simplification, new starting silicon wafer development and new "higher power" semiconductor packaging and process simplification.

  There can be no assurance that IXYS will be able to identify new products successfully and develop and bring to market such new products or that IXYS will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that IXYS' new products will be accepted by the market. Moreover, the end markets for IXYS' products are subject to rapid technological change and there can be no assurance that as such markets change IXYS' product offerings will remain current and suitable for them.

Patents and Licenses

  IXYS holds 68 patents, including 49 which have been filed in the U.S. and 19 that have been filed in international jurisdictions. IXYS relies on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of its products. IXYS' policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of IXYS' pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect IXYS' technology. While IXYS intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by IXYS will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to IXYS.

  IXYS also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that IXYS will have adequate remedies for any breach, or that IXYS' trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect IXYS' proprietary rights to the same extent as the laws of the United States.

  While IXYS believes that its intellectual property rights are valuable, IXYS also believes that, because of the rapid pace of technological change in the industry, factors such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations are of greater competitive significance.

Manufacturing

  The production of IXYS' products is a highly complex and precise process. IXYS manufactures its products in manufacturing facilities which are owned and operated by IXYS and by utilizing outside wafer foundries and subcontract assembly facilities. IXYS divides its manufacturing operations into two key areas: wafer fabrication and assembly.

  Wafer Fabrication. IXYS owns an approximately 170,000 square foot manufacturing facility in Lampertheim, Germany at which it fabricates rectifiers and thyristors. IXYS has also retained the fabrication of its 1,600 volt and higher power MOS devices at this facility in order to protect its process technologies with respect to the fabrication of these products. In addition to the Lampertheim facility, IXYS has an approximately 20,000 square foot facility in Santa Clara. IXYS designs and tests substantially all of its IGBT, power MOSFET wafers and SRAM devices in Santa Clara, California and designs and tests its bipolar and custom MOS modules in Lampertheim, Germany. IXYS believes that its in-house fabrication capabilities enable it to lower its manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if IXYS were required to rely exclusively on outside foundries, retain certain proprietary aspects of its process technology and more quickly introduce new process innovations.

  In addition to maintaining its own fabrication facility, IXYS establishes alliances with selected foundries for wafer fabrication. This approach allows IXYS to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and optimize production schedules while retaining the flexibility to shift the production of its products to a different or additional foundries for cost or performance reasons. IXYS' product designs enable the production of its devices at multiple foundries using well-established and cost-effective processes.

  IXYS relied on outside foundries for 47% of its wafer fabrication requirements in fiscal 1999, and dependency on outside foundries is expected to grow. IXYS has arrangements with five wafer foundries, of which two foundries provide approximately 90% of the wafers provided to IXYS by outside foundries. IXYS has a supply agreement with one foundry, Samsung. Other than the commitment with respect to the next two months' demand to be delivered monthly, there are no obligations on the part of IXYS to order any minimum quantities. See "Risk Factors--Risks Relating to the Business of IXYS-- Dependence on Third Parties for Wafer Fabrication and Assembly."

  Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in IC manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate state-of-the-art ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or than the cost of current, state-of-the-art equipment. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of ICs.

  Minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. In the event that IXYS increases its manufacturing output, there can be no assurance that IXYS will not experience a decrease in manufacturing yields. Moreover, there can be no assurance that IXYS in general will be able to maintain acceptable manufacturing yields in the future. To the extent IXYS does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, financial condition and results of operations would be materially and adversely affected.

  There are significant risks associated with IXYS' reliance on outside foundries, including the lack of assured supply of an adequate quantity of semiconductor devices, control over delivery schedules and limited control over quality assurance, manufacturing yields and production costs. IXYS' foundries may from time to time experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There can be no assurance that IXYS' foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect IXYS' business, financial condition and results of operations.

  Although from time to time certain materials, including silicon wafers, have been in short supply, to date IXYS has not experienced substantial delays in obtaining raw materials which have materially adversely affected production. There can be no assurance that IXYS will not experience such delays in the future. As is typical in the industry, IXYS must allow for significant lead time in delivery of its materials. See "Risk Factors--Dependence on Suppliers."

  Assembly. Generally, each die on IXYS' wafers is electrically tested for performance, and most of the wafers are subsequently sent to independent subcontract assembly facilities. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures (termed packages) that make them useable in a circuit. Discrete manufacturing involves the assembly and packaging of single die devices. Module manufacturing involves the assembly of multiple devices within a single package. The resulting packages vary in configuration, but all have leads which are used to mount the package through holes in the customer's printed circuit boards.

  IXYS has equipment at, or manufacturing supply agreements with, assembly subcontractors located in the Philippines, Portugal and Thailand in order to take advantage of low assembly costs. Approximately 40% of IXYS' products are assembled at these assembly facilities. Following assembly, IXYS' products are returned to Santa Clara or Germany for testing and final inspection prior to shipment to customers. IXYS' reliance on independent assemblers may subject IXYS to supply constraints and longer manufacturing cycle times. IXYS from time to time has experienced competition with respect to these contractors from other manufacturers seeking assembly of circuits by independent contractors. Although IXYS currently believes that alternative assembly sources could be obtained, there can be no assurance that such alternative sources could be quickly obtained. Foreign assembly is subject to risks normally associated with foreign operations, including changes in local governmental policies and the imposition of export controls or increased import tariffs. See "Risk Factors".

Competition

  The power semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The ability of IXYS to compete successfully in its evolving industry depends on factors both within and outside its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate IXYS' power semiconductors into their products, success of competitors' products and general economic conditions.

  IXYS encounters differing degrees of competition for its various products, depending upon the type of product and the particular market served. Many of IXYS' competitors are larger companies with greater technical, financial and marketing resources than IXYS. The competitive factors in the market for IXYS' products include overall functional performance of the products, quality, price, reliability, breadth and availability of products, delivery time to the customer and service.

  IXYS believes that it is able to effectively compete in the power semiconductor market, and in the higher power segment of this market in particular, because of (i) its broad product line in the higher power segment,
(ii) its ability to focus its technical resources on the development of higher power semiconductors, (iii) its ability to target new market opportunities and extensions of existing power semiconductor applications more quickly than may be possible by a larger, more diversified organization and (iv) its ability and willingness to collaborate with customers to provide custom products. IXYS believes that it is one of only a few companies focused on the development and marketing of higher power semiconductors capable of performing all of the basic functions of power semiconductors.

  In the power MOSFET market, IXYS' competitors include Advanced Power Technology, Inc. ("APT"), International Rectifier Corporation ("I.R."), Harris Corporation ("Harris"), Motorola, Inc. ("Motorola") and SGS-Thomson Microelectronics ("SGS"). IXYS targets the higher power segment of the MOSFET market rather than the lower voltage, lower current segment of the market dominated by IXYS' larger competitors. Currently, IXYS competes most directly in this market with APT. IXYS believes that it is able to effectively compete against APT by offering a wider range of products, improved body diode performance at voltages over 500 volts and a greater number of high current module packaging options.

  With respect to the IGBT market, IXYS competes primarily with Toshiba Corporation, I.R., Harris, Siemens AG, Fuji Electric Company and Powerex, Inc. ("Powerex"). IXYS believes that its relatively quick time to market and its package and product enhancements provide it with a competitive advantage over most of its competitors.

  With respect to the FRED market, IXYS competes primarily with I.R., Harris, Motorola and SGS. IXYS believes that FRED product performance is circuit dependent but that in many chases, competitive products can be virtually interchangeable. FREDs are necessary components of IGBT-based systems, and IXYS' ability to package FREDs with IGBTs in one package without compromising the performance of the IGBT allows it to be competitive with other larger suppliers.

  IXYS' thyristors, standard diodes and thyristor/diode modules compete primarily with the products of I.R., Eupec GmbH, Semikron International and Powerex. As opposed to the market for IXYS' other products, this market tends to be driven primarily by price and product availability. Therefore, IXYS competes in this market through guaranteed inventory programs, custom products, custom module capability and selective competitive pricing. See "Risk Factors".

Backlog

  As of March 31, 1999, IXYS' backlog of orders was approximately $18.2 million, as compared with $24.2 million as of March 31, 1998. Backlog represents firm orders anticipated to be shipped within the next 12 months. IXYS' business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting IXYS' current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

Employees

  As of March 31, 1999, IXYS employed 290 full-time employees, of whom 22 were primarily engaged in engineering and research and development activities, 26 in marketing, sales and customer support, 219 in manufacturing and 23 in administration and finance. A high percentage of the employees have advanced degrees, including 13 Ph.D.s. IXYS' future success will be greatly dependent upon its ability to attract, motivate and retain technical, marketing, sales and management personnel who are in great demand in the semiconductor industry. Certain employees at IXYS' Lampertheim facility are subject to collective bargaining agreements. IXYS believes that its employee relations are good.

Environmental Matters

  IXYS is subject to a variety of federal, state and local laws, rules and regulations, and IXYS GmbH is subject to laws, rules and regulations in Germany, related to the use, storage, handling, discharge and disposal of certain chemicals and gases used in IXYS' manufacturing process. Any of those regulations could require IXYS to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If substantial additional expenses were incurred by IXYS, product costs could significantly increase, thus materially adversely affecting IXYS' business, financial condition and results of operations. IXYS believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While IXYS has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict IXYS' ability to expand its operations. Any failure by IXYS to comply with present or future environmental laws rules and regulations could result in fines being imposed on IXYS, suspension of production or cessation of operations, any of which could have a material adverse effect on IXYS' business, financial condition and results of operations. IXYS' business, financial condition and results of operations would be subject to similar effects as a result of comparable laws and regulations in Germany. See "Risk Factors--Risks Related to the Business of IXYS."

  IXYS' Lampertheim facility is located in an industrial area in which there is known environmental contamination. In connection with the purchase of the Lampertheim facility, IXYS conducted an environmental assessment of the site, and no material contamination under German law was found on the Lampertheim facility premises. There can be no assurance that IXYS' business, financial condition and results of operations will not be materially adversely affected by this situation. See "Risk Factors--Risks Related to the Business of IXYS."

                                 RISK FACTORS

  In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

  Factors Affecting Operating Results. IXYS' quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including IXYS' ability to introduce new products and technologies on a timely basis; the level of orders received which can be shipped in a quarter; availability of foundry capacity and raw materials; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; competitive pressures on selling prices; the timing and cancellation of customer orders; the timing and provision of pricing projections and returns from certain distributors; fluctuations in yields; changes in product mix; introduction of products and technologies by IXYS' competitors; foreign currency fluctuations; cyclicality of the semiconductor industry; seasonality; and whether IXYS' customers buy from a distributor or directly from IXYS. IXYS markets its products to various industries including the computers and peripherals, industrial machinery and equipment, telecommunications, transportation, medical and other industries. A downturn in any of IXYS' markets could materially adversely affect IXYS' business, financial condition and results of operations. Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of IXYS, which could interrupt IXYS' ability to meet its production obligations. Historically, average selling prices in the IC and power semiconductor industries have decreased over the life of a product, and as a result, the average selling prices of IXYS' products may be subject to significant pricing pressures in the future.

  Customer orders typically can be canceled or rescheduled without significant penalty to the customer. As a result, backlog may not be indicative of sales for any future period. IXYS typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because IXYS is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, a large part of IXYS' expenses are fixed and difficult to reduce in response to any revenue shortfalls. From time to time, in response to anticipated long lead times to obtain inventory and materials from its foundries, IXYS may order in advance of anticipated customer demand, which might result in excess inventory levels if expected orders fail to materialize or other factors render the customer's product less marketable.

  As a result of the foregoing or other factors, IXYS may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and results of operations. Due to the foregoing factors, it is likely that in some period, IXYS' revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the IXYS Common Stock would likely be materially adversely affected.

  Manufacturing. IXYS manufactures its products in manufacturing facilities which are owned and operated by IXYS and by utilizing outside wafer foundries and independent subcontract assembly facilities. The fabrication of discrete and integrated circuits is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. In the event that IXYS increases its manufacturing output, there can be no assurance that IXYS will not experience a decrease in manufacturing yields. Moreover, there can be no assurance that IXYS in general will be able to maintain acceptable manufacturing yields in the future. To the extent IXYS does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, financial condition and results of operations would be materially and adversely affected. To achieve adequate production yields, IXYS may need to expand its existing facilities. There can be no assurance that IXYS will be able to cost-effectively expand its existing facilities in a timely manner, if at all, or achieve adequate production yields from such expanded facilities. If IXYS fails to cost-effectively expand its existing facility in a timely manner, its business, financial condition and results of operations may be adversely affected. See "IXYS Business--Manufacturing."

  Dependence on Third Parties for Wafer Fabrication and Assembly. Forty-seven percent (47%) of the revenue in fiscal year 1999 came from wafers acquired from outside foundries. Dependency on outside foundries is expected to grow. IXYS has arrangements with five wafer foundries, of which two foundries provide 90% of the wafers provided to IXYS by outside foundries. IXYS has a supply agreement with one of these foundries, Samsung Electronics Co. ("Samsung"). There can be no assurance that this agreement will be extended beyond its current terms. IXYS expects that it will continue to rely significantly on outside foundries in the future. There are significant risks associated with IXYS' reliance on outside foundries, including the lack of assured supply of an adequate quantity of semiconductor devices, control over delivery schedules and limited control over quality assurance, manufacturing yields and production costs. IXYS' foundries may from time to time experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There can be no assurance that IXYS' foundries will not experience lower than expected manufacturing yields in the future which could materially and adversely affect IXYS' business, financial condition and results of operations.

  The ability of each foundry to provide semiconductor devices to IXYS is limited by the foundry's available capacity. Therefore, IXYS' foundry suppliers could choose to prioritize capacity for other customers or uses or reduce or eliminate deliveries to IXYS on short notice. Accordingly, there is no assurance that IXYS' foundries will allocate sufficient capacity to satisfy IXYS' requirements. In addition, IXYS has been, and expects in the future to be, particularly dependent upon a limited number of foundries for its power MOSFET requirements. To address foundry capacity constraints, other semiconductor suppliers that rely on third-party foundries have utilized various arrangements, including equity investments in or loans to independent wafer manufacturers in exchange for guaranteed production capacity, joint ventures to own and operate foundries or take or pay contracts that commit a company to purchase specified quantities of wafers over extended periods. While IXYS is not currently a party to any such arrangements, it may be required to enter into such arrangements in the future, and there can be no assurance that it will be successful in this regard. Any such arrangements could require IXYS to commit substantial capital and grant licenses to its technology. The need to commit substantial capital may require IXYS to obtain additional debt or equity financing, which could result in dilution to IXYS' stockholders. There can be no assurance that such additional financing, if required, will be available when needed or, if available, will be obtained on terms acceptable to IXYS.

  There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS' business, financial condition and results of operations would be materially and adversely affected.

  IXYS relies on independent subcontract assembly facilities for its discrete and IC product requirements. IXYS' reliance on independent assemblers may subject IXYS to supply constraints and longer manufacturing cycle times, which could delay deliveries of IXYS' products to its customers. IXYS has from time to time experienced competition from other manufacturers seeking assembly of circuits by independent contractors, which could further constrain supply. Such constraints or delays might result in the loss of customers, limitations or reductions in IXYS' revenues or other material adverse effects on IXYS' business, financial condition or results of operations. Although IXYS currently believes that alternative assembly sources could be obtained, there can be no assurance that such alternative sources could be quickly obtained or obtained at acceptable prices. Failure to obtain such alternative assembly sources in a timely manner, or at all, would have a material adverse effect on IXYS' business, financial condition and results of operations. IXYS' reliance on independent assemblers involves a number of other risks, including reduced control over quality assurance and costs. The inability of such third parties to deliver products of acceptable quality and at an acceptable cost could have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Business--Manufacturing."

  Dependence on Suppliers. IXYS purchases silicon wafers from Sumitomo Sitix Silicon, Inc., Epitech and Wacker AG, with whom IXYS does not have long term supply agreements. Any of these suppliers could eliminate or terminate IXYS' supply of wafers at any time. IXYS' reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

  The silicon wafers used as starting material for power semiconductors are different from the type of silicon wafers used for ICs. Power semiconductors require silicon wafers with thicker layers for higher voltage blocking capability. In addition, the IC industry has been moving toward the use of 8" and larger diameter wafers, which require large capital equipment expenditures from silicon wafer suppliers and IC manufacturers. Currently, the power semiconductor industry generally uses 4" and 5" wafers, although IXYS anticipates that the power semiconductor industry will move toward 6" wafers for at least some applications. To the extent the power semiconductor industry moves toward the use of larger wafer sizes, IXYS or its suppliers will be required to invest in the processing equipment necessary for these larger diameter wafers. Power semiconductor manufacturers currently rely on the availability of smaller diameter silicon wafers for their needs, and there is a risk that silicon wafer suppliers will move to larger diameter wafers to cater to the IC industry, thus limiting the supply of the more economical 4" and 5" wafers and forcing IXYS to make the large capital expenditures necessary for processing the larger diameter wafers. The unavailability of 4" and 5" silicon wafers in sufficient quantities to meet IXYS' manufacturing needs, or an increase in the price of such wafers as a result of shortages in their supply, would have a material adverse effect on IXYS' business, financial condition and results of operations.

  Because of IXYS' limited inventory of raw materials and tight manufacturing cycles, unanticipated interruptions of supply, which have occurred periodically in the past, could have a material adverse effect on IXYS' business, financial condition and results of operations.

  Competition. The power semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The ability of IXYS to compete successfully in this evolving industry depends on factors both within and outside its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate IXYS' power semiconductors into their products, success of competitors' products and general economic conditions.

  IXYS encounters differing degrees of competition for its various products, depending upon the type of product and the particular market served. Many of IXYS' competitors are larger companies with greater financial, technical and marketing resources than IXYS. The competitive factors in the market for IXYS' products include overall functional performance of the products, quality, price, reliability, breadth and availability of products, delivery time to the customer and service. IXYS' primary competitors include Advanced Power Technology, Fuji, International Rectifier, Harris Corporation, Motorola, Inc., Powerex, Inc., SGS-Thomson Microelectronics, Siemens AG and Toshiba Corporation. Certain of these competitors may benefit from established customer relationships that provide them with a competitive advantage. New entrants could also attempt to obtain a share of the market for IXYS' current and future products. There can be no assurance that IXYS will continue to be able to compete successfully against current or new competitors or new technologies in the future. See "IXYS Business--Competition."

  Management of International Operations; Fluctuation in Exchange Ratios. IXYS operates a manufacturing facility in Lampertheim, Germany, relies on foundry and assembly facilities in Asia and Europe and conducts a substantial portion of its operations outside the United States. In fiscal 1997, 1998 and 1999, foreign sales accounted for approximately 62%, 63% and 65% respectively, of IXYS' total revenues. IXYS anticipates that foreign sales will continue to account for a significant percentage of its revenues. A significant portion of IXYS' total revenues will therefore be subject to risks associated with foreign operations, including unexpected changes in, and the burden of complying with, a wide variety of legal and regulatory requirements and policy changes, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign operations, difficulties in protecting IXYS' intellectual property overseas, seasonality of sales and potentially adverse tax consequences. IXYS is also subject to risks associated with regulations relating to the import and export of high technology products. IXYS cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of IXYS' products in the future will be implemented by the United States or any other country. IXYS' sales of products manufactured in, and salaries of its personnel at, its Lampertheim facility are denominated in German marks. Fluctuations in the German mark against the United States dollar have had, and could in the future have, a significant impact on the Company's balance sheet and results of operations. The Company's net income has in the past and could in the future vary significantly depending on fluctuations in the German mark against the United States dollar. IXYS currently does not enter into foreign currency hedging transactions. Fluctuations in currency exchange rates has caused, and could in the future cause, IXYS' products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent that IXYS expands its international operations or changes its pricing practices to denominate prices in other foreign currencies, IXYS will be exposed to even greater risks of currency fluctuations. There can be no assurance that any of these factors will not have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Management's Discussion and Analysis of Financial Condition and Results of Operations" and "IXYS Business-- Environmental Matters."

  Management of Growth. To effectively manage its future growth, if any, IXYS will need to implement a variety of new or expanded business and financial systems, procedures and controls, including the improvement of its accounting, manufacturing and other internal management systems. Currently, IXYS is in the process of implementing a new comprehensive management information system addressing all operational functions, including, sales, inventory, and engineering functions. There can be no assurance that the implementation of such systems, procedures and controls can be completed successfully, or without disruption of IXYS' operations. Expansion of IXYS could significantly strain IXYS' management, financial and other resources. In particular, if IXYS seeks to increase its manufacturing capacity, it may be necessary for IXYS to efficiently allocate any increased capacity among its products and to react to changing market conditions, and the failure to do so would have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Business--Manufacturing."

  In addition, IXYS has hired and will be required to hire in the future substantial numbers of new employees, particularly additional management personnel. The market for such personnel has become increasingly competitive, and the inability of IXYS to recruit, train and retain adequate numbers of qualified personnel would adversely affect IXYS' ability to manufacture and sell its products.

  As IXYS may be required to design and manufacture its products in larger volumes, it may become more difficult for IXYS to maintain its standards of quality and reliability, and delivery times for its products may grow longer. Further, if IXYS is unable to expand its manufacturing capacity to meet demand, the placement of a large order requiring the delivery of products during a particular period might deter other customers from placing orders with IXYS that would require development and delivery of products during the same period.

  There can be no assurance that IXYS' systems, procedures, controls and personnel will be adequate to support IXYS' operations. Failure to manage IXYS' growth effectively could have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Business-- Employees" and "--Management."

  Dependence on Patents and Proprietary Technology. IXYS relies on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of its products. However, there can be no assurance that such measures will provide adequate protection for IXYS' trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that IXYS' trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that IXYS can otherwise meaningfully protect its intellectual property rights. IXYS' policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of IXYS' pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect IXYS' technology. While IXYS intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by IXYS will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to IXYS. Furthermore, there can be no assurance that others will not develop similar products, duplicate IXYS' products or design around the patents owned by IXYS.

  IXYS also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that IXYS will have adequate remedies for any breach, or that IXYS' trade secrets will not otherwise become known to or independently developed by others. In addition, there can be no assurance that foreign intellectual property laws will adequately protect IXYS' proprietary rights abroad.

  The assertion of claims for infringement of intellectual property rights is common in the semiconductor industry. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) or claims that IXYS' patents are invalid will not be asserted against IXYS. If infringement claims are asserted against IXYS, IXYS may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. If an IXYS product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Litigation may be necessary to defend against claims made by third parties, enforce patents issued to IXYS, protect trade secrets or know-how owned by IXYS. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Business-- Patents and Licenses."

  Effect of Government Regulations. Power semiconductors with operating voltages above 40 volts are subject, in some applications, to industry regulations intended to address the safety, reliability and quality of the products and to address environmental considerations. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory ("UL") recognition for voltage isolation and fire hazard tests. Sales of power semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. Products used in Europe may be required to be qualified under the Verband Deutscher Elektrotechniker ("VDE") regulations. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer or shorter than that required for U.S. approval, and the requirements may differ. In addition, 9% of IXYS' revenues in fiscal 1999 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration (the "FDA"). The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply, including adherence to Good Manufacturing Practices ("GMP") regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements could result in, among other things, the inability to include IXYS' products in approved medical devices. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on IXYS' business, financial condition and results of operations.

  Technological Change. The power semiconductor industry is subject to technological change and evolving industry standards. To remain competitive, IXYS must continue to devote significant resources to the development of new products and new process technologies. In addition, new product announcements, introductions or enhancements by IXYS' competitors could cause a decline in sales or loss of market acceptance of IXYS' existing products. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate advances in power semiconductor manufacturing. There can be no assurance that IXYS will be able to identify new product opportunities successfully and develop and bring to market such new products, that IXYS will be able to respond effectively to new technological changes or new product announcements by others or that IXYS' new products will be accepted by the market.

  The markets for products incorporating power semiconductors are subject to technological change, and there can be no assurance that as such markets change IXYS' product offerings will remain current and suitable for them. Certain of IXYS' new products are incorporated into a customer's products or systems in the design stage. The value of any design win largely depends upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates incorporation of components manufactured by IXYS' competitors. In addition, products or systems may be subsequently redesigned so that they no longer require IXYS' products. No assurance can be given that IXYS will achieve design wins or that any design win will result in future revenues. The failure of IXYS to achieve design wins could materially and adversely affect IXYS' business, financial condition and results of operations. In addition, there can be no assurance that IXYS' competitors will not develop new technologies that are substantially equivalent or superior to IXYS' technologies or that IXYS will be successful in enhancing existing processes or developing new technologies. See "IXYS Business--Research and Development" and "--Competition."

  Dependence on Key Personnel. IXYS is dependent upon a limited number of key management, sales and technical personnel. IXYS' future success will depend in part upon its ability to attract and retain highly qualified personnel. IXYS faces competition for such personnel from other companies and other organizations. As a result, there can be no assurance that IXYS will be successful in hiring or retaining qualified personnel. Subject to the terms of certain employment agreements, officers and other key personnel could leave the employ of IXYS with little or no prior notice. Loss of key personnel, such as Dr. Zommer, Chief Executive Officer, and Mr. Agbayani, Vice President of Finance and Administration, especially if such loss is without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Business--Employees," "--Management."

  Environmental Regulations. IXYS is subject to a variety of federal, state and local laws, rules and regulations, and IXYS GmbH is subject to laws, rules and regulations in Germany, related to the use, storage, handling, discharge and disposal of certain chemicals and gases used in IXYS' manufacturing process. Any of those regulations could require IXYS to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If substantial additional expenses were incurred by IXYS, product costs could significantly increase, thus materially adversely affecting IXYS' business, financial condition and results of operations. IXYS believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While IXYS has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict IXYS' ability to expand its operations. Although IXYS believes it is currently in compliance with applicable environmental laws, any failure by IXYS to comply with present or future environmental laws rules and regulations could result in fines being imposed on IXYS, suspension of production or cessation of operations, any of which could have a material adverse effect on IXYS' business, financial condition and results of operations. IXYS' business, financial condition and results of operations would be subject to similar effects as a result of comparable laws and regulations in Germany. See "IXYS Business--Environmental Matters."

  IXYS' Lampertheim facility is located in an industrial area in which there is known environmental contamination. Although IXYS is not aware of any soil or groundwater contamination at its facility, there can be no assurance that IXYS' business, financial condition and results of operations will not be materially adversely affected by this situation.

  Litigation. IXYS is involved in various litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to its litigation matters. However, if unsuccessful in the defense of any of the claims currently made against it, IXYS' business, operating results and cash flows could be materially and adversely affected. However, based on the facts presently known, management believes that the resolution of these matters will not have a material adverse impact on the results of operations or the financial position of IXYS. See "Item 3. Legal Proceedings" for a discussion regarding certain litigation.

  Financial Exposure to Product Liability Claims. IXYS faces the risk of financial exposure to product liability claims alleging that the use of devices which incorporate IXYS' products resulted in adverse effects. Approximately 9% of IXYS' net revenues in fiscal 1999 were derived from sales of products used in medical devices. Product liability risks may exist with respect to these medical devices even with respect to those medical devices that have received, or in the future may receive, regulatory approval for commercial sale. See "Effect of Regulations." IXYS does not currently carry product liability insurance, and there can be no assurance that IXYS will avoid significant product liability claims. A successful claim brought against IXYS could have a material adverse effect on IXYS' business, financial condition and results of operations.

  Potential Volatility of Stock Price. The trading price of IXYS' Common Stock is subject to wide fluctuations in response to variations in operating results of IXYS and other companies in the same industry, actual or anticipated announcements of technical innovations or new products by IXYS or its competitors and general market conditions. In addition, in recent years, the stock market in general, and the market for shares of small capitalization and high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies.

  Impact of Year 2000. The Year 2000 will impact computer programs written using two digits rather than four digits to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence.

  IXYS has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified certain minor software applications that will be affected. In the ordinary course of replacing computer equipment and software, IXYS attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, IXYS currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, will be completed during calendar, 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

  IXYS presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. The plan is currently expected to result in non-recurring expenses through calendar 1999 of approximately $750,000. However, if such modifications and conversions are not made, or not completed, IXYS does not expect the "Year 2000" issue to have a material adverse impact on the operations of the Company, as there are inexpensive alternatives available. Although IXYS has completed its internal assessment of the Year 2000 issue and believes that it is substantially compliant, there can be no assurance that all potential problem areas have been identified and the Year 2000 risks assessed. Should there be systems that were not included in the assessment and which are not Year 2000 compliant, IXYS may be unable to conduct business or manufacture its products, which could cause a material adverse effect on IXYS' results of operations.

  IXYS has initiated formal communications with all of its significant suppliers and large customers during fiscal 1999 to determine the extent to which IXYS is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with IXYS' systems may have a material adverse impact on IXYS.

  IXYS' suppliers and customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of IXYS' suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, IXYS may be forced to delay or cancel shipments of its products, which would have a material adverse effect on IXYS' results of operations. IXYS is currently working with its suppliers to address their Year 2000 compliance in a timely manner. IXYS anticipates completion of this effort by June 1999; however, there can be no assurance that any such effort will be successful.

  Currently, IXYS does not have a Year 2000 contingency plan in place as it has completed its internal assessment and believes that it is substantially compliant.

ITEM 2. Properties

  IXYS' administrative, marketing, development and manufacturing facilities are located in Santa Clara, California and Lampertheim, Germany. The Santa Clara facility consists of approximately 20,000 square feet under a lease which expires in January 31, 2004. IXYS has an option to extend the lease for five years. The base rent under this lease is approximately $323,575 per year. The Lampertheim facility, which is owned by IXYS, consists of approximately 170,000 square feet. IXYS also holds a lease for a 20,000 square foot principal facility in Milpitas, California that expires in January 2002. IXYS is currently subletting such Milpitas facility to 2Wire, a Delaware corporation. IXYS believes that its current facilities will be adequate through at least fiscal 2000 and that suitable additional space will be available in the future as needed on commercially reasonably terms.

ITEM 3. Legal Proceedings

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

  On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchaser. The Court granted this motion on April 28, 1999.

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

  On December 4, 1998, defendant Dennis McDonald, Paradigm's former Vice President of Human Resources, filed a motion for summary judgment on the amended complaint. Following his deposition, and prior to the hearing on the motion, plaintiffs agreed to dismiss the defendant McDonald from the action with prejudice in exchange for a waiver of costs. Defendant McDonald has since obtained a judgment of dismissal.

  On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the Bulwa, et al. action, was filed by the law firm of Stull, Stull & Brody in the Santa Clara County Superior Court on behalf of stockholders who held the Company's stock between November 20, 1995 and March 22, 1996. The action was entitled Chai, et al. v. Paradigm Technology Inc. et al. (Case No. CV764259), and was asserted against the same Paradigm Defendants as in the Bulwa, et al. action, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997.

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

  On May 19, 1997, Thomas Campbell, James Zulliger and Mark Wagenhals, former employees of the Company, filed an action (Campbell, et al. v. Paradigm Technology, Inc., et al., Case No. CV766271) in Santa Clara County Superior Court. The complaint named as defendants the Company, Michael Gulett, Richard

Veldhouse, Dennis McDonald and Chiang Lam. The Campbell plaintiffs filed with the complaint a notice that they considered their case related legally and factually to the Bulwa action discussed above. The Campbell complaint contained causes of action for fraud, breach of fiduciary duty, violations of California Corporations Code sections 25400-25402, 25500-25502 and 25504 and violation of California Civil Code sections 1709-1710. The Campbell complaint alleged that the defendants misled them and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. Plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The complaint sought an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which was heard on September 3, 1998. That same day, the Court sustained the demurrer but granted plaintiffs leave to file a third amended complaint by September 30, 1998. Plaintiffs then filed a third amended complaint. Following defendants' filing of a demurrer to the third amended complaint, plaintiffs agreed to dismiss their claims with prejudice in exchange for defendants' agreement not to seek to recover defendants' costs incurred in defending against the action. The third amended complaint was dismissed with prejudice on December 11, 1998 and the defendants agreed not to pursue any action against the plaintiffs for having filed the action.

  On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiffs filed a notice of appeal.

ITEM 4. Submission of Matters of a Vote of Security Holders.

  None.

                                    PART II

ITEM 5. Market For Registrant's Common Stock and Related Stockholder Matters

  The Common Stock of the Company began trading publicly on the Nasdaq National Market on June 28, 1995 under the symbol PRDM. As of August 22, 1997, the Company's stock has been trading publicly on the Nasdaq SmallCap Market. Prior to June 28, 1995, there was no public market for the Common Stock. In September 1998, following the merger transaction between Paradigm and IXYS, the Company commenced trading on the Nasdaq SmallCap Market under the symbol SYXI. The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock of the Company on the Nasdaq National Market prior to August 22, 1997 and the Nasdaq SmallCap Market subsequent to August 22, 1997. As of May 31, 1999, there were approximately 159 holders of record of the Company's Common Stock.

Fiscal Year ended March 31, 1999*                                   High   Low
---------------------------------                                  ------ ------
First Quarter.....................................................  2 1/2   1/4
Second Quarter.................................................... 10 1/2   3/16
Third Quarter.....................................................  6 1/2 1 1/4
Fourth Quarter....................................................  3 3/4 2 3/4

--------
* Note that several reverse splits were implemented by IXYS Corporation during fiscal 1999.

Fiscal Year ended March 31, 1998                                     High   Low
--------------------------------                                    ------ -----
First Quarter...................................................... 2      11/16
Second Quarter..................................................... 2 7/32 11/16
Third Quarter...................................................... 1 1/2  1/8
Fourth Quarter..................................................... 1 7/32 1/4

ITEM 6. Selected Financial Data

  The selected consolidated financial data set forth below have been derived from the audited financial statements of IXYS. The audited financial statements of IXYS as of March 31, 1998 and 1999 and for each of the three years in the period ended March 31, 1999, together with the notes thereto and the related report of PricewaterhouseCoopers llp, independent auditors, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with the Financial Statements of IXYS and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." IXYS has not declared or paid cash dividends on its Common Stock since inception and does not intend to pay any cash dividends in the foreseeable future.

                         IXYS Selected Financial Data
                    (in thousands, except per share amount)

                               1995      1996      1997      1998      1999
                             --------  --------  --------  --------  --------
Statement of Operations
 Data:
Net revenues................ $ 42,489  $ 57,436  $ 55,322  $ 56,856  $ 66,523
Cost of goods sold..........   28,488    35,629    34,158    38,048    44,939
                             --------  --------  --------  --------  --------
Gross profit................   14,001    21,807    21,164    18,808    21,584
                             --------  --------  --------  --------  --------
Operating expenses:
  Research, development and
   engineering..............    2,848     3,423     3,015     3,329     4,196
  Selling, general and
   administrative...........    7,118     9,430     8,950     8,384    20,256
                             --------  --------  --------  --------  --------
    Total operating
     expenses...............    9,966    12,853    11,965    11,713    24,452
                             --------  --------  --------  --------  --------
Operating income (loss).....    4,035     8,954     9,199     7,095    (2,868)
Interest expense............     (715)      (78)     (116)     (431)     (993)
Gain (loss) on foreign
 currency transactions......   (2,246)      (32)     (246)      183        37
Other income (expense),
 net........................      (79)   (1,578)     (484)    3,466       669
                             --------  --------  --------  --------  --------
Income (loss) before
 (provision) benefit for
 income taxes...............      995     7,266     8,353    10,313    (3,155)
(Provision) benefit for
 income taxes...............    6,267     4,327    (3,946)   (4,229)   (2,083)
                             --------  --------  --------  --------  --------
Net income (loss)........... $  7,262  $ 11,593  $  4,407  $  6,084  $ (5,238)
                             ========  ========  ========  ========  ========
Net income (loss) per
 share--basic............... $   2.99  $   0.45  $   0.08  $   0.09  $  (0.56)
                             ========  ========  ========  ========  ========
Shares used in per share
 calculation--basic.........    2,426    25,709    53,478    65,501     9,373
                             ========  ========  ========  ========  ========
Net income (loss) per
 share--diluted............. $   0.11  $   0.09  $   0.02  $   0.03  $  (0.56)
                             ========  ========  ========  ========  ========
Shares used in per share
 calculation--diluted.......   67,139   124,093   208,280   201,866     9,373
                             ========  ========  ========  ========  ========
Balance Sheet Data:
Cash and cash equivalents... $  2,154  $  4,968  $  6,640  $  9,644  $  7,087
Working capital (2).........    3,256    12,025    19,660    13,834    23,104
Total assets................   26,943    39,626    39,410    54,340    58,733
Total debt, capital lease
 and pension obligations....   16,438     6,767     8,931    17,147    19,264
Mandatorily redeemable
 convertible preferred
 stock (1)..................   27,107    37,556    37,556    37,556
Accumulated deficit.........  (33,443)  (21,850)  (17,443)  (11,359)  (16,597)
Total stockholders'
 (deficit), equity..........  (32,823)  (21,022)  (17,129)  (11,956)   25,720

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  IXYS was founded in 1983 to design, develop and market power semiconductors used primarily in controlling energy in motor drives and power conversion. IXYS' target market includes segments of the power semiconductor market that require medium to higher power semiconductors, with a particular emphasis on higher power semiconductors, which are those capable of processing greater than 500 watts of power.

  IXYS has been an innovator in power MOS semiconductor products and technologies since its inception. IXYS pioneered the high voltage, high current MOSFET and IGBT technologies and was the industry's first developer and manufacturer of a 1,000 volt, 100 amp IGBT, which has proven to be superior in reliability and performance to traditional bipolar Darlington transistors.

  In 1989, IXYS acquired the ABB AG power semiconductor operation in Lampertheim, Germany from Zurich-based ABB, a world leader in power generation, transmission, distribution equipment, industrial controls and motor drives. Now called IXYS Semiconductor GmbH, the power semiconductor operation in Lampertheim is recognized for pioneering work in DCB packaging technology. The group also developed a line of FREDs that significantly reduce energy losses in motor control and UPS applications. IXYS Semiconductor GmbH provides IXYS with a strong foothold in the European Community ("EC") and positions IXYS to take advantage of tariff and import incentives to EC-based entities.

  In January 1993, in answer to continuing operational losses, IXYS underwent a reorganization of its upper level management structure. Subsequent cost cutting in its US operations as well as in its Lampertheim facility allowed IXYS to operate more efficiently and achieve profitability.

  In 1995, IXYS reincorporated in Delaware. Also in 1995, ABB AG converted approximately $10.5 million in debt owed to it by IXYS into IXYS Series B Preferred Stock.

  In January 1998, IXYS completed the purchase of the Lampertheim facility previously leased from ABB AG. This facility is approximately 170,000 square feet and houses IXYS' Lampertheim offices and manufacturing operations. ABB AG leases some office space in this facility. IXYS feels that the Lampertheim facility is sufficient to serve its needs in the module and bipolar product lines for the foreseeable future.

  On September 23, 1998, IXYS Corporation merged with Paradigm, a Delaware corporation that designs and markets fast SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS Corporation capital stock. At the conclusion of the merger, IXYS Corporation stockholders held approximately 96% of the combined company, and the historic accounting records of IXYS Corporation became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation."

Results of Operations--Years Ended March 31, 1999 and March 31, 1998

  Net Revenue. IXYS' net revenues for fiscal 1999 were $66.5 million, a 17.0% increase from revenues of $56.9 million in 1998. The increase is primarily related to approximately a 39% increase in units shipped in 1999 as compared to 1998, offset by approximately 16% decrease in average selling prices. International net revenue represents $42.8 million for fiscal 1999 or 65% of total net revenue as compared to $35.8 million for fiscal 1998 or 63% of net revenue.

  Gross Margin. IXYS' gross margin for 1999 was 32% in 1999 as compared to 33% in 1998. The decrease in gross margin is due to average selling prices which, in response to competition, declined at a somewhat faster rate than IXYS' ability to reduce its cost of goods sold. International gross margin for 1999 was 22% as compared to 25% in 1998. Domestic gross margin for 1999 was 34% as compared to 42% 1998.

  Research, Development and Engineering ("R&D"). For the fiscal year ended 1999 R&D was $4.2 million or 6.3% of net revenues as compared to $3.3 million or 5.8% of net revenues, for fiscal year 1998. R&D expenses increase was due to higher engineering headcount in 1999.

  Selling, General, Administrative Expenses ("SG&A"). For the fiscal year 1999, SG&A was $20.3 million (30.4% of net sales) as compared to $8.4 million (14.7% of net sales) in fiscal year 1998. The increase reflects $10.4 million, amortization and writeoff of goodwill related to the acquisition of Paradigm or 15.6% of net sales. SG&A excluding the amortization and writeoff of goodwill related to the acquisition of Paradigm was $9.9 million, or 14.8% of net sales.

  Interest Expense. During 1999, interest expense was $993,000 as compared to $431,000 compared to in 1998. The increase in interest expense is due to higher average borrowings in 1999 as compared to 1998.

  Other Income (Expense), Net. Other income (expense) in fiscal in 1999 was $669,000 as compared to $3.5 million in 1998, which included $3.7 million attributable to the settlement of the patent claim made by Harris Corporation.

  Provision/Benefit For Income Taxes. The 1999 provision for income taxes reflects an effective tax rate of 29% in 1999, prior to the effect of the write-off of the one-time non-deductible charge of $10.4 million in connection with the reverse merger acquisition of Paradigm as compared with a 1998 provision for income tax rate of 41.0%. Including the one-time non-deductible charge of $10.4 million, the effective tax rate is 66% in 1999.

Results of Operations--Years Ended March 31, 1998 and March 31, 1997

  Net Revenue. IXYS' net revenues for fiscal 1998 were $56.9 million, a 2.9% increase from revenue of $55.3 million in 1997. The increase is primarily related to an increase of approximately 12% in units shipped in 1998 as compared to 1997, offset by a 10% decrease in average selling prices. International net revenue represents $35.8 million for fiscal 1998 or 63% of total net revenue as compared to $34.3 million for fiscal 1997 or 62% of net revenue.

  Gross Margin. IXYS' gross margin for 1998 was 33% as compared to 38% in 1997. The decrease in gross margin is due to average selling prices which, in response to competition, declined at a faster rate than IXYS' ability to reduce its costs. International gross margin for 1998 was 25% as compared to 35% in 1997. Domestic gross margin for 1998 was 42% as compared 44% in 1997.

  Research, Development and Engineering ("R&D"). For the fiscal year ended 1998 R&D was $3.3 million or 5.8% of net revenues, as compared to $3.0 million, or 5.4%, for fiscal year 1997. R&D expenses increase was due to higher engineering headcount in 1998.

  Selling, General, Administrative Expenses ("SG&A"). For the fiscal year 1998, SG&A was $8.4 million (14.8% of net sales) as compared to $9.0 million (16.3% of net sales) in fiscal year 1997. In absolute dollars, SG&A decreased by $600,000 reflecting significantly lower costs associated with IXYS' defense of a patent claim made by Harris, which was settled in fiscal 1998.

  Interest Expense. During 1998, interest expense was $431,000 compared to $116,000 in 1997. The increase in interest expense is due to higher average borrowings in 1998 as compared to 1997.

  Other Income (Expense), Net. Other income in fiscal 1998 includes $3.7 million attributable to the settlement of the Harris litigation.

  Provision/Benefit For Income Taxes. The 1998 provision for income taxes reflected an effective tax rate of 41.0% in 1998 compared to 47.2% in 1997. IXYS' effective tax rate approximates statutory foreign and US federal and state rates.

Liquidity and Capital Resources

  The Company has financed its operations to date through the private sale of equity, lease financing and bank borrowings. As of March 31, 1999, the cash and cash equivalents were $8.5 million, a decrease of $2.1 million from cash and cash equivalents of $10.6 million at March 31, 1998. The decrease in cash and cash equivalents was primarily due to usage of cash to fund Paradigm operations.

  Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of March 31, 1999 consists of a $5.0 million commitment amount which is available through August 1999. The line bears interest at the bank's prime rate (7.75% at March 31, 1999). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At March 31, 1999, the Company had drawn $2.1 million against such line of credit.

  The accounts receivable at March 31, 1999 were $11.7 million, an increase of 17.0% as compared to March 31, 1998. The inventories at March 31, 1999 were $20.2 million, an increase of 17.9% as compared to March 31,

1998. Net plant and equipment at March 31, 1999 were $11.3 million, an increase of 6.8% as compared to March 31, 1998.

  The Company evaluates the acquisition of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity securities, which may result in further dilution to the Company's stockholders.

  The Company believes that cash generated from operations, if any, and banking facilities will be sufficient to meet its cash requirements through fiscal 2000. To the extent that funds generated from operations, together with bank facilities are insufficient to meet its capital requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing will be available on acceptable terms. The lack of such financing if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No.14, "Financial Reporting for Segments of Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This Statement becomes effective for the Company for fiscal years beginning after June 15, 1999. The company does not currently hold derivative instruments or engage in hedging activities.

  In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

Year 2000 Conversion--See "Risk Factors."

  The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified certain minor software applications that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, will be completed,during calendar 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

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

ITEM. 7(a) Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

  Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

  Investments in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

  Foreign Currency Risk. International revenues from the Company's foreign subsidiary were approximately 55% of total revenues. International sales are made mostly from the Company's German subsidiary and are typically denominated in the local currency of Germany. This subsidiary also incurs most of its expenses in the local currency. Accordingly, IXYS' foreign subsidiary uses the local currency as its functional currency.

  The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

  The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign subsidiary. These intercompany accounts are typically denominated in the functional currency of its foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

ITEM 8. Financial Statements

                                IXYS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            Page
                                                                            ----
Report of PricewaterhouseCoopers LLP, Independent Accountants..............  32
Audited Financial Statements
  Consolidated Balance Sheets..............................................  33
  Consolidated Statement of Operations.....................................  34
  Consolidated Statement of Stockholders' Deficit..........................  35
  Consolidated Statements of Cash Flows....................................  36
  Notes to Consolidated Financial Statements...............................  37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors IXYS Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit), and cash flows, present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
May 10, 1999

                                IXYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                 March 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $  9,644  $  7,087
  Restricted cash..........................................       950     1,393
  Accounts receivable, less allowance for doubtful accounts
   of $588 in 1998 and $600 in 1999, respectively..........    10,009    11,731
  Inventories..............................................    17,103    20,167
  Deferred income taxes....................................     1,617     1,617
                                                             --------  --------
    Total current assets...................................    39,323    41,995
  Plant and equipment, net.................................    10,602    11,323
  Other assets.............................................     1,143     2,743
  Deferred income taxes....................................     3,272     1,039
                                                             --------  --------
    Total..................................................  $ 54,340  $ 57,100
                                                             ========  ========
                        LIABILITIES
Current liabilities:
  Current portion of capitalized lease obligations.........  $    428  $ 1, 102
  Current portion of notes payable to bank.................     4,168     4,369
  Current portion of mandatorily redeemable preferred
   stock...................................................     9,300
  Accounts payable.........................................     4,474     5,161
  Accrued expenses and other liabilities...................     7,119     6,954
                                                             --------  --------
    Total current liabilities..............................    25,489    17,586
Notes payable to bank, net of current portion..............     6,624     6,211
Capitalized lease obligations, net of current portion......       814     2,195
Pension liabilities........................................     5,113     5,388
Commitments and contingencies (Note 8)
Series A and B mandatorily redeemable convertible preferred
 stock, $.001 par value: Authorized: 116,000 shares in 1998
 and 0 shares in 1999
 Issued and outstanding: 111,409,671 shares in 1998 and 0
 shares in 1999 (Aggregate liquidation value of $37,589 in
 1998), net................................................    28,256
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 5,000,000 shares
 authorized, No shares issued and outstanding
Common stock, $.01 par value:
  Authorized: 250,000,000 shares in 1998 and 40,000,000
   shares in 1999
  Issued and outstanding: 72,211,873 shares in 1998 and
   11,986,661 shares in 1999...............................        72       120
Additional paid-in capital.................................     1,001    43,297
Notes receivable from stockholders.........................      (936)     (936)
Accumulated deficit........................................   (11,359)  (16,597)
Cumulative translation adjustment..........................      (734)     (164)
                                                             --------  --------
    Total common stock, additional paid-in capital, notes
     receivable from stockholders, accumulated deficit, and
     accumulated translation adjustment....................   (11,956)   25,720
                                                             --------  --------
      Total................................................  $ 54,340  $ 57,100
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except share data)

                                                     Year Ended March 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net revenues....................................  $ 55,322  $ 56,856  $ 66,523
Cost of goods sold..............................    34,158    38,048    44,939
                                                  --------  --------  --------
    Gross profit................................    21,164    18,808    21,584
                                                  --------  --------  --------
Operating expenses:
  Research, development and engineering.........     3,015     3,329     4,196
  Selling, general and administrative...........     8,950     8,384    20,256
                                                  --------  --------  --------
    Total operating expenses....................    11,965    11,713    24,452
                                                  --------  --------  --------
Operating income (loss).........................     9,199     7,095    (2,868)
Interest expense................................      (116)     (431)     (993)
Gain (loss) on foreign currency transactions....      (246)      183        37
Other income (expense)..........................      (484)    3,466       669
                                                  --------  --------  --------
Income before income tax provision..............     8,353    10,313    (3,155)
Income tax provision............................    (3,946)   (4,229)   (2,083)
                                                  --------  --------  --------
Net income (loss)...............................  $  4,407  $  6,084  $ (5,238)
                                                  ========  ========  ========
Net income (loss) per share--basic..............  $   0.08  $   0.09  $  (0.56)
                                                  ========  ========  ========
Number of shares used in per share calculation--
 basic..........................................    53,478    65,501     9,373
                                                  ========  ========  ========
Net income (loss) per share--diluted............  $   0.02  $   0.03  $  (0.56)
                                                  ========  ========  ========
Number of shares used in per share calculation--
 diluted........................................   208,280   201,866     9,373
                                                  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 and 1999
                                 (in thousands)

                                                      Notes
                                        Additional  Receivable              Cumulative      Total
                                         Paid-In       from     Accumulated Translation Stockholder's
                         Shares  Amount  Capital   Stockholders   Deficit   Adjustment     Deficit
                         ------  ------ ---------- ------------ ----------- ----------- -------------
Balances, March 31,
 1996...................  4,191   $ 42   $ 1,022      $(936)     $(21,850)     $ 700      $(21,022)
Exercise of stock
 options................      2                4                                                 4
Exercise of stock
 warrants...............      1                1                                                 1
Issuance of note
 receivable for common
 stock..................      2
Foreign currency
 translation
 adjustments............                                                        (519)         (519)
Net income..............                                            4,407                    4,407
                         ------   ----   -------      -----      --------      -----      --------
Balances, March 31,
 1997...................  4,196     42     1,027       (936)      (17,443)       181       (17,129)
Exercise of stock
 options................      2                2                                                 2
Repurchase of common
 stock..................    (21)              (4)                                               (4)
Payment on notes
 receivable from
 stockholders...........
Exercise of warrants....
Foreign currency
 translation
 adjustments............                                                        (915)         (915)
Net income..............                                            6,084                    6,084
                         ------   ----   -------      -----      --------      -----      --------
Balance, March 31,
 1998...................  4,177     42     1,025       (936)      (11,359)      (734)      (11,962)
Exercise of stock
 options................      6               17                                                17
Exercise of warrants....    893      9                                                           9
Conversion of preferred
 stock..................  6,469     65    37,491                                            37,556
Issuance of common
 stock..................    442      4     4,764                                             4,768
Foreign currency
 translation
 adjustment.............                                                         570           570
Net loss................                                           (5,238)                  (5,238)
                         ------   ----   -------      -----      --------      -----      --------
Balances, March 31,
 1999................... 11,987   $120   $43,297      $(936)     $(16,597)     $(164)     $ 25,720
                         ======   ====   =======      =====      ========      =====      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended March 31,
                                                     --------------------------
                                                      1997     1998      1999
                                                     -------  -------  --------
Cash flows from operating activities:
 Net income (loss).................................  $ 4,407  $ 6,084  $ (5,238)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................      969    1,525     2,614
  Other............................................     (262)   1,018
  Provision for excess and obsolete inventories....      730      708     1,367
  Writeoff of goodwill and in-process research and
   development.....................................                      10,401
  Loss (gain) on foreign currency translation......      246     (317)      297
  Deferred income taxes............................    3,366    4,369       600
  Changes in operating assets and liabilities:
  Accounts receivable..............................     (401)  (3,447)   (2,290)
  Inventories......................................   (2,735)  (6,907)   (5,657)
  Prepaid expenses and other current assets........                (5)     (514)
  Other assets.....................................     (264)    (754)   (1,213)
  Accounts payable.................................     (812)   2,446      (178)
  Accrued expenses and other liabilities...........   (4,255)  (1,741)      151
  Pension liabilities..............................      379      353       275
                                                     -------  -------  --------
   Net cash provided by operating activities.......    1,368    3,332       615
                                                     -------  -------  --------
Cash flows used in investing activities:
 Purchases of plant and equipment..................   (1,400)  (9,311)   (3,116)
 Purchase of goodwill..............................      --       --       (606)
                                                     -------  -------  --------
   Net cash used in investing activities...........   (1,400)  (9,311)   (3,722)
                                                     -------  -------  --------
Cash flows used in financing activities:
 Proceeds from capital lease obligations...........      996      350     2,143
 Restricted cash (increase)........................     (187)     641      (443)
 Principal payments on capital lease obligations...     (268)    (209)     (303)
 Repayment of notes payable to bank................     (645)  (2,500)
 Proceeds from bank Loan...........................    2,500   11,148
 Other ............................................        5        5      (977)
                                                     -------  -------  --------
   Net cash provided by financing activities.......    2,401    9,435       420
                                                     -------  -------  --------
Effect of foreign exchange rate fluctuations on
 cash and cash equivalents.........................     (697)    (452)      130
                                                     -------  -------  --------
Net increase in cash and cash equivalents..........    1,672    3,004    (2,557)
Cash and cash equivalents at beginning of year.....    4,968    6,640     9,644
                                                     -------  -------  --------
Cash and cash equivalents at end of year...........  $ 6,640  $ 9,644  $  7,087
                                                     =======  =======  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest..........  $    36  $   501  $    979
 Cash paid during the period for income taxes......    1,615      326     2,739
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Purchase of fixed assets under capital lease......                         129
 Purchase of common stock through issuance of notes
  receivable.......................................        6
 Conversion of mandatorily convertible preferred
  stock............................................                      37,556
 Common stock issued for Paradigm assets...........                       4,740

   The accompanying notes are an integral part of these financial statements.

                               IXYS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF IXYS:

  Effective September 23, 1998, IXYS Corporation ("IXYS") merged with Paradigm Technology, Inc. ("Paradigm"), a company that designs and markets fast SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company. After the merger, the historic accounting records of IXYS became those of the combined company and, accordingly, Paradigm changed its name to IXYS (the combined company of which is referred to in this filing as the "Company" or the "Registrant").

  IXYS Corporation designs, develops and markets power semiconductors, Digital and Analog Integrated Circuits (IC), and high speed, high density Static Random Access Memory (SRAM). Power semiconductors are used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS' power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS' target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on higher power semiconductors. IXYS sells power semiconductors, including power MOSFETs, insulated gate bipolar transistors (IGBTs), thyristors (silicon controlled rectifiers or "SCRs") and rectifiers, including fast recovery epitaxial diodes (FREDs). SRAM products are for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions.

Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from IXYS' estimates.

Foreign Currency Translation:

  The local currency is considered to be the functional currency of the Company's wholly owned subsidiary IXYS Semiconductor GmbH ("IXYS GmbH"). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' deficit. Foreign currency transaction gains and losses are included as a component of other income and expense.

Cash Equivalents:

  IXYS considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.

                               IXYS CORPORATION

Inventories:

  Inventories, consisting primarily of bipolar devices, transistors, diodes and integrated circuits, are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual costs determined on a first-in, first-out (FIFO) method.

Plant and Equipment:

  Plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for buildings. Upon disposal, the assets and related accumulated depreciation are removed from IXYS' accounts and the resulting gains or losses are reflected in the statements of income. The Company's policy is to regularly review the carrying value of specialized assets to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

Product Warranty:

  Expected future product warranty expense is recorded when the product is sold.

Revenue Recognition:

  Revenue from power semiconductor product sales is recognized upon shipment and is reflected net of an allowance for estimated returns and discounts. In general, the Company's sales to distributors are made under agreements allowing certain rights of return and price protection on products unsold by the distributors.

Advertising:

  IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 1997, 1998 and 1999 was $268,000, $408,000, and
$413,000 respectively.

Research and Development:

  Research and development costs are charged to operations as incurred.

Income Taxes:

  The Company's provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Other Assets--Goodwill and Other Intangible Assets:

  Goodwill and other intangible assets arose from the Paradigm merger in the amount of approximately $9,908,000. The company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Accordingly, the company wrote off approximately $1,463,000 of intangible assets and $7,752,000 of goodwill in the fourth quarter of fiscal year 1999 to reflect an impairment in the value of intangible assets and goodwill associated with the acquisition. The anticipated cash flows related to the related products indicated that the recoverability of those assets was not reasonably assured.

                               IXYS CORPORATION

Net Income Per Share:

  Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

Recent Accounting Pronouncements:

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No.14, "Financial Reporting for Segments of Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

  In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

Comprehensive Income:

  The Company adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Accounting for Comprehensive Income, during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's change in the cumulative translation adjustment represent the only component of comprehensive income which is excluded from net income for 1999 and prior years. The Company's comprehensive income has been presented in the consolidated financial statements.

Business Risks:

  Dependence on Third Parties for Wafer Fabrication and Assembly: IXYS manufactures approximately 53% of its wafers, an integral component of its products, in its wholly owned facility in Germany. IXYS purchases the remaining 47% of its wafers from other suppliers. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS' business, financial condition and results of operations would be materially and adversely affected.

  Dependence on Suppliers: IXYS purchases silicon wafers from three vendors with whom IXYS does not have long term supply agreements. Any of these suppliers could eliminate or terminate IXYS' supply of wafers at any time. IXYS' reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

  Included in IXYS' consolidated balance sheet at March 31, 1999 are the net assets, at book value, of IXYS' manufacturing operation in Germany, which total approximately $5.67 million.

                               IXYS CORPORATION

Concentration of Credit Risk:

  IXYS invests its excess cash primarily in short-term time deposit accounts with a major German bank and money market accounts with a U.S. bank. These securities typically mature within ninety days and bear minimal credit risk. IXYS has not experienced any losses on such investments.

  IXYS sells its products primarily to distributors and original equipment manufacturers in the United States and in Europe. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material.

Fair Value of Financial Instruments:

  Carrying amounts of certain of IXYS' financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes payable to bank and notes receivable from shareholders approximate fair value.

  The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality.

Stock--Based Compensation Plans

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

3. ACQUISITION AND MERGER:

  The purchase price for Paradigm, consisting of the value of Paradigm common stock outstanding at the date of the merger, costs incurred by IXYS and the Paradigm liabilities assumed, has been allocated to Paradigm's tangible and intangible assets based on relative fair values as follows:

   Current assets...................................................... $   484
   Fixed assets........................................................     810
   In-process research and development.................................   1,186
   Other intangibles...................................................   1,463
   Goodwill............................................................   8,445
                                                                        -------
                                                                        $12,388
                                                                        =======

                               IXYS CORPORATION

  The amounts allocated to intangible assets, including in-process research and development, were based on results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use and were valued using the "stage of completion" methodology prescribed by the Securities and Exchange Commission, and were charged to operations at the date of the acquisition.

  Intangible amortization of $1,463,000 and the writeoff of goodwill in the amount of $7,752,000 was recorded as expense in fiscal 1999. The value of the in-process research development acquired in the transaction, in the amount of $1,186,000, was recorded as an expense immediately following the transaction as the products under development had not reached technological feasibility and there was no other alternative future use for the costs incurred. The aforementioned items are included within the operating statement caption "Sales, general and administrative."

  In conjunction with the merger, all outstanding shares of mandatorily redeemable convertible preferred stock were converted to common stock and the carrying value of $37,556,000 has been reclassified as stockholders' equity.

  The following unaudited proforma consolidated statement of operations assumes Paradigm had been purchased at the beginning of fiscal 1998.

                                                             Years Ended March
                                                                    31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                                Dollars in
                                                                 thousands
   Net sales................................................ $ 67,983  $ 67,697
   Net loss.................................................  (13,006)   (2,061)
                                                             ========  ========
   Net loss per share:
     Basic.................................................. $  (1.39) $  (0.03)
                                                             ========  ========
     Diluted................................................ $  (1.39) $  (0.03)
                                                             ========  ========
   Shares used in per share calculations:
     Basic..................................................    9,373    65,501
     Diluted................................................    9,373    65,501

4. INVENTORIES:

  Inventories consist of the following (in thousands):

                                                                 March 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
   Raw materials............................................. $ 3,789  $ 3,368
   Work in process...........................................  12,059   13,654
   Finished goods............................................   5,765    9,172

                                                              -------  -------
                                                               21,613   26,194
   Less inventory reserve....................................  (4,510)  (6,027)
                                                              -------  -------
                                                              $17,103  $20,167
                                                              =======  =======

                               IXYS CORPORATION

5. PLANT AND EQUIPMENT:

  Plant and equipment consists of the following (in thousands):

                                                               March 31,
                                                            -----------------
                                                             1998      1999
                                                            -------  --------
   Buildings
     Equipment--owned...................................... $13,825  $ 20,055
     Equipment--capital leases.............................   4,635     7,400
     Leasehold improvements................................      38        38
                                                            -------  --------
                                                             23,624    27,493
   Accumulated depreciation and amortization--owned plant
    and equipment..........................................  (9,449)  (11,662)
   Accumulated amortization--capital leases................  (3,573)   (4,508)
                                                            -------  --------
                                                            $10,602  $ 11,323
                                                            =======  ========

6. ACCRUED EXPENSES AND OTHER LIABILITIES:

  Accrued expenses and other liabilities consist of the following (in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Accrued patent and licenses................................... $  800 $   16
   Personnel accruals............................................  1,837  1,610
   Warranty and loss accrual.....................................    715    957
   Income taxes..................................................  1,602    737
   Other.........................................................  2,165  3,634
                                                                  ------ ------
                                                                  $7,119 $6,954
                                                                  ====== ======

7. BORROWING AND CAPITAL LEASE ARRANGEMENTS:

  Borrowings and capital lease arrangements consist of the following (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
   Notes payable to banks..................................... $10,792  $10,580
   Capitalized lease obligations..............................   1,242    3,297
                                                               -------  -------
                                                                12,034   13,877
     Less current portion.....................................  (2,496)  (5,471)
                                                               -------  -------
                                                               $ 9,538  $ 8,406
                                                               =======  =======

  IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5 million. The loan bears interest at the bank's prime rate (7.75% at March 31, 1999), payable monthly, and matures in August 1999. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 1999, IXYS has drawn $2.1 million against the loan.

                               IXYS CORPORATION

  The Company entered into a loan agreement with a German bank to finance the acquisition of the Lampertheim facility (the "Facility") from Asea Brown Boveri Aktiengesellschaft (ABB), a stockholder. The loan was for the total amount of DM 13,250,000 ($7,175,000), payable in monthly installments of DM 125,226 ($67,800 at March 31, 1999) and is due no later than October 31, 2009. The loan, which is collateralized by the Facility, bears interest at the annual rate of 5.40% through August 2001, at which time the interest rate will be adjusted to market rates in accordance with the terms of the loan agreement. The acquisition of the Facility closed in January 1998, at which time the proceeds were drawn against the loan. At March 31, 1999, the amount outstanding under the loan agreement was DM 12,234,000 ($6,681,000).

  IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2001 at interest rates of 4.9% to 6.3%.

  Future minimum payments under capital lease obligations and notes payable are (in thousands):

                                                                Capital  Notes
                                                                Leases  Payable
                                                                ------- -------
   Fiscal year ending March 31,
     2000...................................................... $1,102  $ 4,369
     2001......................................................    890      499
     2002......................................................    720      525
     2003......................................................    585      554
     2004......................................................             585
     Thereafter................................................           4,048
                                                                ------  -------
                                                                $3,297  $10,580
                                                                ======  =======

8. COMMITMENTS AND CONTINGENCIES:

Commitments:

  IXYS rents certain of its facilities under operating leases which expire in January 2002 and March 2004. IXYS is responsible for insurance and property taxes. Future minimum lease payments are as follows (in thousands):

   Fiscal year ending March 31,
     2000............................................................... $  413
     2001...............................................................    329
     2002...............................................................    338
     2003 and thereafter................................................    685
                                                                         ------
                                                                         $1,765
                                                                         ======

  Rent expense, for fiscal years ended March 31, 1997, 1998 and 1999 amounted to $410,000, $571,000, and $358,000 respectively.

  As of March 31, 1998 and 1999, IXYS had cash deposits with a financial institution of $950,000, and $1,393,00 respectively, which were restricted as to use and represent compensating balances for current or future Discounted Acceptances and letters of credit.

                               IXYS CORPORATION

Litigation

  In February 1997, in U.S. District Court, a judgment was entered against IXYS for $3.65 million related to the sale of products that infringed certain patents. IXYS paid $3.13 million of the $3.65 million judgment in 1997 and filed an appeal in U.S. Federal Court. Through the appeal process, IXYS accrued the unpaid portion of the judgment and was accruing royalty expense in accordance with the Court's judgment. At March 31, 1997, IXYS was holding approximately $575,000 in an escrow account for payment of the balance of the judgment.

  In December 1997, IXYS entered into a settlement agreement with the plaintiff, whereby there would be no liability to IXYS. The agreement is subject to ratification by the U.S. District Court, and during 1998, the plaintiff returned the $3.13 million payment plus interest which is included in other income on the consolidated statements of income.

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

  On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchaser. The Court granted this motion on April 28, 1999.

  On April 9, 1998, the court granted plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The court overruled the Paradigm Defendants' demurrer to the amended complaint on August 6, 1998. The Paradigm Defendants filed an answer to the amended complaint on August 27, 1998. There can be no assurance that the Company will be successful

                               IXYS CORPORATION
in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

  On December 4, 1998, defendant Dennis McDonald, Paradigm's former Vice President of Human Resources, filed a motion for summary judgment on the amended complaint. Following his deposition, and prior to the hearing on the motion, plaintiffs agreed to dismiss the defendant McDonald from the action with prejudice in exchange for a waiver of costs. Defendant McDonald has since obtained a judgment of dismissal.

  On February 21, 1997, an additional purported class action, with causes of action and factual allegations essentially identical to those of the Bulwa, et al. action, was filed by the law firm of Stull, Stull & Brody in the Santa Clara County Superior Court on behalf of stockholders who held the Company's stock between November 20, 1995 and March 22, 1996. The action was entitled Chai, et al. v. Paradigm Technology Inc. et al. (Case No. CV764259), and was asserted against the same Paradigm Defendants as in the Bulwa, et al. action, PaineWebber, Inc. and Smith Barney. Prior to the hearing on the Paradigm Defendants' demurrer to the initial complaint, plaintiff amended his complaint to incorporate factual allegations derived from the Campbell, et al. action described below. The Paradigm Defendants filed a demurrer to the amended complaint, which was heard on September 9, 1997.

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

  On May 19, 1997, Thomas Campbell, James Zulliger and Mark Wagenhals, former employees of the Company, filed an action (Campbell, et al. v. Paradigm Technology, Inc., et al., Case No. CV766271) in Santa Clara County Superior Court. The complaint named as defendants the Company, Michael Gulett, Richard Veldhouse, Dennis McDonald and Chiang Lam. The Campbell plaintiffs filed with the complaint a notice that they considered their case related legally and factually to the Bulwa action discussed above. The Campbell complaint contained causes of action for fraud, breach of fiduciary duty, violations of California Corporations Code sections 25400-25402, 25500-25502 and 25504 and violation of California Civil Code sections 1709-1710. The Campbell complaint alleged that the defendants misled them and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. Plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. The complaint sought an unspecified amount of compensatory, rescissory and/or punitive damages. Defendants responded to the complaint on September 12, 1997 by filing a demurrer as to all causes of action. Prior to the hearing on the demurrer, plaintiffs amended their complaint to identify two allegedly fraudulent sale transactions. Defendants filed a demurrer as to all causes of action in the amended complaint, which was heard on April 2, 1998. That same day, the Court issued its order sustaining the demurrer on multiple grounds, but granted plaintiffs leave to amend the complaint by May 15, 1998. Defendants filed a demurrer in response to the second amended complaint, which was heard on September 3, 1998. That same day, the Court sustained the demurrer but granted plaintiffs leave to file a third amended complaint by September 30, 1998. Plaintiffs then filed a third amended complaint. Following defendants' filing of a demurrer to the third amended complaint, plaintiffs agreed to dismiss their claims with prejudice in exchange for defendants' agreement not to seek to recover defendants' costs incurred in defending against the action. The third amended complaint was dismissed with prejudice on December 11, 1998 and the defendants agreed not to pursue any action against the plaintiffs for having filed the action.

                               IXYS CORPORATION

  On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiffs filed a notice of appeal.

  IXYS is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. Although no assurance can be given as to the results of these cases, based on the present status, management does not believe that results of the aforementioned actions will have a material adverse effect on the Company's financial condition or results of operations.

9. COMMON STOCK AND PREFERRED STOCK:

  Preferred Stock under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

Warrants:

  IXYS has outstanding warrants as follows:

                                                      Number
                                                     of Shares
                                                     Under The
   Expiration Date                                   Warrants   Exercise Price
   ---------------                                   --------- ----------------
   None............... Convertible into common stock    8,031  $14.70 per share
   April 2001......... Convertible into common stock  181,847  $ 0.86 per share

Stock Purchase and Incentive Stock Option Plans:

  IXYS has a 1994 Stock Option Plan (the Plan) under which incentive stock options may be granted not less than 85% of fair market value at the time of grant. The options once granted expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under both plans.

                               IXYS CORPORATION

  Stock option activity under the Plan is summarized below (in thousands, except share data):

                             Shares          Options Outstanding        Weighted-
                            Available  -------------------------------   Average
                               for      Number                          Exercise
                              Grant    of Shares Exercise Price  Total    Price
                            ---------  --------- --------------- -----  ---------
   Balances, March 31,
    1996...................  206,361    115,849  $  0.017--$4.32 $ 13    $ 0.12
   Options granted......... (206,496)   206,496  $   6.91--$7.61   87    $ 0.42
   Options exercised.......      --      (2,314) $          1.73  --     $ 0.10
   Options canceled........      289       (289) $  0.017--$2.59  --     $ 0.06
                            --------    -------  --------------- ----    ------
   Balances, March 31,
    1997...................      154    319,742  $  0.017--$7.61  100    $ 0.31
   Options exercised.......              (2,024) $   0.86--$2.59  --     $ 0.13
   Options canceled........   42,803    (42,803) $          6.92  (17)   $ 0.40
                            --------    -------  --------------- ----    ------
   Balances, March 31,
    1998...................   42,957    274,915  $  0.017--$7.61   83    $ 0.30
   New authorized..........  115,260             $                  1    $ 0.15
   Options granted.........  (99,900)   106,566  $3.7125--3.3750  348    $3.481
   Options exercised.......      --     (25,129) $  0.017--$0.86   (2)   $0.075
   Options canceled........    3,905     (3,905) $  0.017--$4.32   (1)   $0.157
   Options expired.........  (46,841)       --   $                --        --
                            --------    -------  --------------- ----    ------
   Balances, March 31,
    1999...................   15,381    352,447  $ 0.017-$3.7125 $429    $ 1.22

  Expired options in 1999 represents options under the pre-merger IXYS plan established in 1989 which ceased in fiscal year 1999.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which was effective for IXYS' fiscal year 1997. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

  IXYS has continued to account for its stock based compensation under the Plan in accordance with APB 25. Accordingly, no compensation expense has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in fiscal years 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, IXYS' net income and net income per share for fiscal years 1996, 1997 and 1998 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Year Ended March 31,
                                                         ---------------------
                                                          1997   1998   1999
                                                         ------ ------ -------
   Net income (loss)--as reported....................... $4,407 $6,084 $(5,238)
                                                         ====== ====== =======
   Net income (loss)--pro forma......................... $4,388 $5,996 $(5,285)
                                                         ====== ====== =======
   Net income (loss) per share--basic--as reported...... $ 0.08 $ 0.09 $ (0.56)
                                                         ====== ====== =======
   Net income (loss) per share--basic--pro forma........ $ 0.08 $ 0.09 $ (0.56)
                                                         ====== ====== =======
   Net income (loss) per share--diluted--as reported.... $ 0.02 $ 0.03 $ (0.56)
                                                         ====== ====== =======
   Net income (loss) per share--diluted--pro forma...... $ 0.02 $ 0.03 $ (0.56)
                                                         ====== ====== =======

                               IXYS CORPORATION

  In future years, annual compensation expense will vary relative to the vesting of options granted in those future years.

  In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the Black- Scholes model using the following assumptions used for grants for the year ended March 31, 1999; dividend yield of 0%, volatility of 83%, risk-free interest rates of between 4.33% to 5.67% at the date of grant and an expected term of four years. The weighted-average fair value of options granted during 1998 and 1999 was $1.625 and $3.481 per share, respectively.

  IXYS has sold 3,908,095 shares of common stock to certain members of IXYS' management under a restricted stock purchase agreement subject to IXYS' right of repurchase, which lapses ratably over five years. The shares were purchased through recourse promissory notes at a purchase price of $0.22 per share. Interest is due on the notes at a rate of 5% per annum, with the balance outstanding due in full November 2000. At March 31, 1998 and 1999, 187,077 shares and 72,550 shares of common stock are subject to IXYS' right of repurchase, respectively.

 Reverse Stock Split

  On May 1, 1998, the Company's stockholders approved a 10-for-1 reverse stock split of the Company's common stock, such that every 10 shares shall be combined into one share of common stock. Common share and per share data for 1999 have been restated to reflect this stock split.

  A Stock Split was effected in September 1998 by the Company's Board of Directors which approved a 1-for-15 reverse split of the Company's common stock that was applicable to shareholders of record on June 16, 1998 and effective on September 23, 1998. References to share and per-share data for 1999 have been adjusted to give effect to this stock split.

10. EMPLOYEE SAVINGS AND RETIREMENT PLAN:

  IXYS has a 401K plan, known as the "IXYS Corporation and Subsidiary Employee Savings and Retirement Plan." Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately. For the years ended March 31, 1997, 1998 and 1999, IXYS contributed $76,000, $96,000 and $113,000, respectively.

11. PENSION PLANS:

  Employees of IXYS GmbH participate in a number of employee retirement plans, including a defined benefit pension plan, the benefits for which will be paid out of the general assets of IXYS GmbH, as well as other government sponsored retirement plans to which IXYS GmbH and eligible employees are required to contribute.

  In addition to providing income at retirement, many of these plans also provide survivor, termination and disability benefits. The defined benefits pension plan covers substantially all employees and benefits are based on years of service and the employees' compensation.

                               IXYS CORPORATION

  Pension expense for the defined benefit pension plan was as follows at March 31, (in thousands):

                                                                 1997 1998 1999
                                                                 ---- ---- ----
   Service cost of the current period........................... $111 $ 94 $111
   Interest cost on the projected benefit obligation............  408  337  312
                                                                 ---- ---- ----
   Pension expense.............................................. $519 $431 $423
                                                                 ==== ==== ====

  In Germany there are no legal requirements to fund the pension obligation by transferring cash to an outside funding agency. Consequently, the defined benefit pension plan is unfunded.

  The following table sets forth the actuarial present value of benefit obligations and funded status for the defined benefit pension plan (in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Actuarial present value of benefit obligation:
     Vested benefit obligation................................... $5,007 $5,248
     Nonvested benefit obligation................................     71    104
                                                                  ------ ------
                                                                   5,078  5,352
   Additional benefits related to future compensation levels.....     35     36
                                                                  ------ ------
   Projected benefit obligation.................................. $5,113 $5,388
                                                                  ====== ======

  The actuarial computations calculated at March 31, 1998 and 1999 assume a discount rate used to measure the projected benefit obligation of 3%, and the rate of increase in future compensation levels of 3%.

12. INCOME TAXES:

  Income (loss) before income tax provision consists of the following (in thousands):

                                                          Year Ended March 31,
                                                         ----------------------
                                                          1997   1998    1999
                                                         ------ ------- -------
   Domestic............................................. $3,866 $ 8,250 $(3,260)
   International........................................  4,487   2,063     105
                                                         ------ ------- -------
                                                         $8,353 $10,313 $(3,155)
                                                         ====== ======= =======

  IXYS' provision for income taxes consists of the following (in thousands):

                                                      Year Ended March 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
   Current:
     Federal........................................ $   (63) $  (175) $  (234)
     State..........................................    (188)    (398)     (40)
     Foreign........................................    (329)    (904)     (44)
                                                     -------  -------  -------
                                                        (580)  (1,477)     150
                                                     -------  -------  -------
   Deferred:
     Federal........................................  (1,289)  (2,590)  (2,042)
     State..........................................     109     (147)    (191)
     Foreign........................................  (2,186)     (15)
                                                     -------  -------  -------
                                                      (3,366)  (2,752)  (2,233)
                                                     -------  -------  -------
       Total income tax provision................... $(3,946) $(4,229) $(2,083)
                                                     =======  =======  =======

                               IXYS CORPORATION

  IXYS' effective tax rate differs from the statutory federal income tax rate for the years ended March 31, as shown in the following table:

                                                                1997  1998  1999
                                                                ----  ----  ----
   Statutory federal income tax rate...........................  34%   34%  (34)%
   State taxes, net of federal tax benefit.....................   3     4     4
   Foreign taxes at higher rates...............................   9     2     1
   Acquired technology.........................................              94
   Other items.................................................   1     1     1
                                                                ---   ---   ---
     Effective tax rate .......................................  47%   41%   66%
                                                                ===   ===   ===

  The effective tax rate of 66% in fiscal year 1999 includes the one-time non-tax deductible write-off of $10.4 million in connection with the reverse acquisition of Paradigm. Without the write-off, tax rate would approximate 29%.

  The components of net deferred income tax assets are as follows (in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Deferred tax assets:
     Other liabilities and accruals.............................. $1,562 $1,117
     Depreciable assets..........................................     72    538
     Net operating loss carryforwards............................  2,519  4,283
     Research and development tax credit carryforward............    504    504
     Alternative minimum tax carryforward........................    232    342
   Less valuation on allowance...................................        (4,128)
                                                                  ------ ------
   Net deferred tax asset........................................ $4,889 $2,656
                                                                  ====== ======

  At March 31, 1999, the Company had approximately $12 million and $8 million of federal and state net operating loss carryforwards, respectively. The Company also has federal research and development tax credit carryforwards of approximately $500,000 and federal alternative minimum tax credit carryforwards of approximately $342,000. The net operating loss and research and development tax credit carryforwards expire in varying amounts from 2008 to 2018. The alternative minimum tax credit carryforwards can be carried forward indefinitely.

  The Tax Reform Act of 1986 limits the utilization of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Due to the merger of the Company with Paradigm Technology, Inc. ("Paradigm") in September of 1998, a change in ownership of Paradigm took place. As a result of the change in ownership, a portion of the Company's net operating losses and tax credit carryforwards will be subject to an annual limitation of approximately $400,000.

  Due to the uncertainty of the realization of certain tax carryforwards related to the Paradigm transaction, the Company has established a valuation allowance against these carryforward benefits in the amount of $4,128,000.

                               IXYS CORPORATION

13. FOREIGN OPERATIONS:

  IXYS' foreign operations consist of those of its subsidiary IXYS GmbH in Germany. The following table summarizes the sales, income and total assets of IXYS' U.S. and German operations (in thousands):

                                                         Year Ended March 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
   Sales:
     IXYS GmbH......................................... $34,262 $35,722 $36,534
     IXYS U.S..........................................  21,060  21,134  29,989
                                                        ------- ------- -------
                                                        $55,322 $56,856  66,523
                                                        ======= ======= =======
   Net Income (Loss):
     IXYS GmbH......................................... $ 2,157 $ 2,010  (1,438)
     IXYS U.S..........................................   2,250   4,074  (3,800)
                                                        ------- ------- -------
                                                        $ 4,407 $ 6,084  (5,238)
                                                        ======= ======= =======
   Total Assets:
     IXYS Gmbh......................................... $21,724 $27,008  26,503
     IXYS U.S..........................................  17,686  27,332  32,229
                                                        ------- ------- -------
                                                        $39,410 $54,340 $58,732
                                                        ======= ======= =======

  There were no significant export sales from the U.S. during the years ended March 31, 1997, 1998 or 1999.

14. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

  Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                      Year Ended March 31,
                                                    -------------------------
                                                      1997     1998    1999
                                                    -------- -------- -------
   BASIC:
     Weighted-average shares.......................   53,478   65,501   9,373
                                                    -------- -------- -------
     Net income (loss)............................. $  4,407 $  6,084 $(5,238)
                                                    ======== ======== =======
     Net income (loss) per share................... $   0.08 $   0.09 $ (0.56)
                                                    ======== ======== =======
   DILUTED:
     Weighted-average shares.......................   53,478   65,501   9,373
     Restricted stock subject to repurchase........   19,041    3,234
     Common equivalent shares from stock options
      and warrants.................................   24,351   21,721
     Common equivalent shares from preferred
      stock........................................  111,410  111,410
                                                    -------- -------- -------
     Shares used in per share calculation..........  208,280  201,866   9,373
                                                    ======== ======== =======
     Net income (loss)............................. $  4,407 $  6,084 $(5,238)
                                                    ======== ======== =======
     Net income (loss) per share................... $   0.02 $   0.03 $ (0.56)
                                                    ======== ======== =======

                               IXYS CORPORATION

15. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. The Company's sales by major geographic area (based on destination) were as follows:

                                                          Year Ended March 31,
                                                         -----------------------
                                                          1997    1998    1999
                                                         ------- ------- -------
   North America:
     United States...................................... $21,060 $21,134 $23,734
                                                         ------- ------- -------
       Total North America.............................. $21,060 $21,134 $23,734
   Europe...............................................  28,625  29,239  36,054
   Japan................................................     580     953     480
   Asia Pacific.........................................   5,057   5,530   6,255
                                                         ------- ------- -------
       Total............................................ $55,322 $56,856 $66,523
                                                         ======= ======= =======

  There was no single end customer providing more than 10% of the Company's sales for years ended March 31, 1997, 1998, and 1999.

ITEM. 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not Applicable.
                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") under the headings "Nominees" and "Executive Officers".

ITEM 11. Executive Compensation

  The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is hereby incorporated by reference contained in the Proxy Statement under the heading of "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. Certain Relationships and Related Transactions

  The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation".

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

  (a) The following documents are filed as part of this Report on Form 10-K:

    (1) Financial Statements:

    Report of PricewaterhouseCoopers LLP, Independent Accountants
    Consolidated Balance Sheets
    Consolidated Statement of Operations
    Consolidated Statement of Stockholders' Deficit
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

    (2) Financial Statements schedules have been omitted from this report because the information is provided in the Financial Statements or is not applicable.

    (3) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
     2.1     Agreement and Plan of Merger and Reorganization, dated as of March
             6, 1998 and amended April 10, 1998 and May 29, 1998, among
             Paradigm Technology, Inc., Paradigm Enterprises, Inc. and IXYS
             Corporation. (1)

     3.1     Amended and Restated Certificate of Incorporation of the
             Registrant. (1)

     3.2     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding increased authorization and reverse stock split). (3)

     3.3     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding name change). (3)

     4.2     Amended and Restated Bylaws of the Registrant. (2)

    10.1     First Amended Executive Employment Agreement, dated as of July 1,
             1998, by and between IXYS and Nathan Zommer. (1)

    10.2     First Amended Executive Employment Agreement, dated as of July 1,
             1998, by and between IXYS and Arnold Agbayani. (1)

    10.3     Wafer Foundry Agreement, dated as of June 21, 1995, as amended on
             March 28, 1996 and March 13, 1998, by and between IXYS and Samsung
             Electronics Co. (1)

    10.4     Lampertheim Contractual Purchase Deed and Conveyance, dated as of
             February 26, 1997. (1)

    10.5 Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch. (1)

    10.6 Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West. (1)

    10.7 Registration and Stockholder Rights Agreement, by and between the Company, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated
             September 23, 1998. (3)

    10.8     Form of Indemnity Agreement between the Company and its directors.
             (2)

    10.9     The Paradigm 1994 Stock Option Plan, as amended. (2)

    10.10    The IXYS 1999 Equity Incentive Plan.

    10.11    The IXYS 1999 Employee Stock Purchase Plan.

    10.12    The IXYS 1999 Non-Employee Directors' Equity Incentive Plan.

    10.13    Amendment of Lease by and between Mission West Properties, L.P.
             and IXYS Corporation, dated as of September 30, 1998.

 Exhibit No.               Description
 -----------               -----------
    23.3     Consent of PricewaterhouseCoopers LLP.

    24.1     Power of Attorney. (4)

    27.1     Financial Data Schedule.

  (b) Financial Statement Schedules.

  (c) IXYS has filed no reports on Form 8-K during the last quarter of this fiscal year.
--------
(1) Filed as an Annex or Exhibit to the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (333-57003) and incorporated herein by reference.
(2) Filed as an Exhibit to the Quarterly Report on Form 10-Q (000-26124) for the period ended December 31, 1998 and incorporated herein by reference.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q (000-26124) for the period ended September 30, 1998 and incorporated herein by reference.
(4) Included in the signature page of this Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 1999

                                          IXYS CORPORATION

                                                     /s/ Nathan Zommer
                                          By: _________________________________
                                                       Nathan Zommer
                                            President, Chief Executive Officer
                                                       and Chairman

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nathan Zommer and Arnold P. Agbayani, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date

          /s/ Nathan Zommer            President, Chief Executive    June 29, 1999
______________________________________  Officer and Chairman
            Nathan Zommer               (Principal Executive
                                        Officer) and Director

        /s/ Arnold P. Agbayani         Vice President, Finance &     June 29, 1999
______________________________________  Administration and Chief
          Arnold P. Agbayani            Financial Officer
                                        (Principal Financial
                                        Officer)

          /s/ James Kochman            Director                      June 29, 1999
______________________________________
            James Kochman

         /s/ Andreas Hartmann          Director                      June 29, 1999
______________________________________
           Andreas Hartmann