Form 10-K405/A
period 1999-03-31
IXYS CORP /DE/
filed 1999-07-29
CIK 945699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                             ____________________
                                  FORM 10-K/A
                             ____________________

                                  (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended March 31, 1999.
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the transition period from _____________ to _____________.
                       Commission file number 001-14165

                               IXYS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                        770140882-5
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         identification No.)

                              3540 Bassett Street
                      Santa Clara, California 95054-2704
             (Address of principal executive offices and zip code)

                                (408) 982-0700
             (Registrant's telephone number, including area code)

                                    _______

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

              None

          Securities registered pursuant to Section 12(g) of the Act:

                               (Title of class)
                                --------------
                         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999, was approximately $10,499,652*. The number of shares of the Registrant's Common Stock outstanding as of June 30, 1999 is 11,986,714.

____________________

* Based on a closing price of $4.00 per share of the Registrants' Common Stock on June 30, 1999 held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the of the registrant or that such person is controlled by or under common control with the Registrant.

                          ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART III

     Item 10.  Directors and Executive Officers of the Registrant.           2

     Item 11.  Executive Compensation.                                       3

     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management.                                                 6

     Item 13.  Certain Relationships and Related Transactions.               7

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of IXYS Corporation ("IXYS" or the "Company") are as follows:

          NAME                  AGE              POSITION
          ----                  ---              --------
Nathan Zommer.............      51      Chairman of the Board, President and
                                        Chief Executive Officer
Arnold Agbayani...........      54      Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer, Director and Secretary
Richard Fassler...........      48      Vice President of Sales and Marketing
Peter Ingram..............      51      Vice President of European Operations
Andreas Hartmann..........      55      Director
James Kochman.............      49      Director

     At the Annual Meeting of Stockholders, a board of four directors will be elected. The term of office of each person elected as a director will continue until the next Annual Meeting of Stockholders or until a successor has been elected and qualified. All of the nominees are presently directors of the Company, and their information, in addition to information regarding IXYS' executive officers, is set forth below.

     Dr. Nathan Zommer, the founder of IXYS, has served as a member of the board of directors since the Company's inception in 1983, and has served as Chairman of the Board and President and Chief Executive Officer of IXYS since March 1993. From 1984 to 1993, Dr. Zommer served as the Executive Vice President of IXYS. Prior to joining IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received BS and MA degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie-Mellon University.

     Mr. Arnold Agbayani has served as Vice President, Finance and Administration and Chief Financial Officer, Secretary and Director at IXYS since 1993. From 1989 to 1993, he served as Controller of IXYS. Prior to joining IXYS, Mr. Agbayani held various financial positions with National Semiconductor, Fairchild Camera and Instruments, ATARI, Inc. and Frito-Lay, Inc. Mr. Agbayani received a B.S. in Finance and an MBA from Roosevelt University of Chicago.

     Mr. Richard S. Fassler has served as Vice President of Sales and Marketing since 1993. From 1986 to 1993, he served as Manager of Marketing of IXYS. From 1973 to 1986, Mr. Fassler held various sales and marketing positions with General Electric. Mr. Fassler received a B.S. in Electronic Engineering from California Polytechnic State University.

     Mr. Peter H. Ingram, has served as Vice President of European Operations of IXYS since 1994. From 1989 to 1995, he served as Director of Wafer Fab Operations at IXYS. Mr. Ingram worked with the semiconductor operations of Asea Brown Boveri Aktiengesellschaft ("ABB AG") from 1982 until such operations were acquired by IXYS in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

     Mr. Andreas Hartmann has served as a member of the board of directors since November 1998. Since 1990 he has served as Assistant General Counsel and Vice President of ABB AG. Mr. Hartmann received his degree in law from Erlangen Nurnberg University in 1970 and his degree in law from the Ministry of Justice of the State of Bavaria in 1973.

     James L. Kochman has served as member of the board of directors of the corporation formerly known as Paradigm Technology, Inc. and now named IXYS Corporation since June 1994 and has been a partner with the investment banking firm of Alliant Partners LLP (formerly Bentley, Hall, Von Gehr International) since April 1992. He was formerly President and Chief Executive Officer of TEKNA/S-TRON ("TEKNA"), a consumer products company. Prior to joining TEKNA, he spent six years with FMC Corporation in a variety of corporate staff and operating assignments, including Director of Manufacturing and Director of Technology and Business Development with FMC's Ordinance Division in San Jose. Previously, Mr. Kochman worked for International Harvester Company. Mr. Kochman received his B.S. in mechanical engineering from the University of Illinois and a M.B.A. from the University of Chicago.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  Executive Compensation

     DIRECTOR AND EXECUTIVE COMPENSATION

     Directors currently receive no cash compensation from IXYS for their services as members of the IXYS Board, but are reimbursed for certain expenses in connection with attendance at IXYS Board and Committee meetings. IXYS' 1994 Stock Option Plan (the "Option Plan"), effective during fiscal 1999, provides for the grant of options to non-employee directors pursuant to a nondiscretionary, automatic grant mechanism, whereby each non-employee director is granted an option at fair market value to purchase 313 shares of the Company's Common Stock on the date of each Annual Meeting of Stockholders, provided such director is re-elected. These options vest over four years at the rate of 25% per year so long as the optionee remains a non-employee director of IXYS. Each new non-employee director who joins the IXYS Board is automatically granted an option at fair market value to purchase 1,250 shares of the Company's Common Stock upon the date on which such person first becomes a non-employee director. These options vest over four years at the rate of 25% per year. In fiscal 1999, Mr. Kochman received grants of options to purchase an aggregate of 166 shares of the Company's Common Stock at a per share exercise price of $0.15 under the Option Plan. In fiscal 1999, all option grants to employees and officers were made from the Option Plan.

     The following table sets forth certain compensation awarded or paid by IXYS during the fiscal year ended March 31, 1999 to its President and Chief Executive Officer and IXYS' other executive officers who earned more than $100,000 during the fiscal year ended March 31, 1999 (collectively, the Named Executive Officers):

                          SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                            Annual Compensation              Awards
                                                            -------------------              ------
                                                                                           Securities
                                                                      Other Annual         Underlying
                                             Salary     Bonus         Compensation           Options        All Other
Name and Principal Position                   ($)       ($)(1)           ($)(2)                (#)         Compensation
---------------------------                   ---       ------           -----                 ---
Nathan Zommer                             $ 200,004    $ 257,700       $ 16,597              31,300        $ 11,607(3)
President and Chief Executive Officer

Arnold Agbayani                           $ 128,004    $ 171,600         15,238              17,400          10,229(4)
Secretary, Vice President, Finance and
Administration and Director

Richard S. Fassler                          100,848       28,411          7,800               7,000              --
Vice President, Sales and Marketing

Robert P. Kane                              100,848        5,000          7,200              19,100              --
Former Vice President, U.S. Operations

Peter H. Ingram                             153,961       25,851          6,893              12,200              --
Vice President, European Operations

__________________

(1)  Represents annual bonus earned for 1999 performance.

(2)  Represents car allowance.

(3) Includes $2,110 group term life insurance and $9,497 tax gross-up paid by the Company.

(4) Includes $2,830 group term life insurance and $7,399 tax gross-up paid by the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                       Number of      % of Total                                     Annual Rates of
                                       Securities      Options                                         Stock Price
                                       Underlying     Granted in     Exercise                       Appreciation for
                                        Options         Fiscal       Price Per    Expiration            Term (3)
                                                                                                 -------------------
Name                                    Granted        Year (1)      Share (2)       Date        5%              10%
----                                    -------        --------      --------        ----        ---             ---
Nathan Zommer.....................       31,300          29.37%      $ 3.7125       11/2/08    $ 73,207       $ 184,760
 President and Chief Executive
 Officer
Arnold Agbayani...................       17,400          16.33          3.375       11/2/08      36,997          93,373
 Secretary, Vice President,
 Finance and Administration
Richard Fassler...................        7,000           6.57          3.375       11/2/08      14,884          37,564
 Vice President, Sales and
 Marketing
Robert P. Kane....................       19,100          17.92          3.375       11/2/08      40,611         102,495
 Former Vice President, U.S.
 Operations
Peter H. Ingram...................       12,200          11.45          3.375       11/2/08      25,940          65,468
 Vice President, European
 Operations

________________

(1) Based on an aggregate of 106,567 options granted to employees and consultants of the Company in fiscal 1999 including the Named Executive Officers.

(2) Exercise prices are equal to the closing price of the Company's Common Stock on the Nasdaq SmallCap Market on the date of grant, except Mr. Zommer's option was priced 10% above such closing price.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

     The following table sets forth information with respect to the number of securities underlying unexercised options held by the Named Executive Officers as of March 31, 1999 and the value of unexercised in-the-money options as of March 31, 1999:

                                                                    Number of Securities         Value of Unexercised
                                    Number Of                            Underlying                  In-The Money
                                     Shares                        Unexercised Options at             Options at
                                   Acquired On     Value               March 31, 1999              March 31, 1999(2)
                                                                 --------------------------  -----------------------------
Name                                Exercise     Realized (1)    Exercisable  Unexercisable  Exercisable  Unexercisable(1)
----                                --------     ------------    -----------  -------------  -----------  ----------------
Nathan Zommer..................       17,352       $ 40,395        69,786         59,498        $  1,763             --
 President and  Chief
 Executive Officer
Arnold Agbayani................           --             --        22,224         27,740        $    718             --
 Secretary, Vice President,
 Finance and Administration
Richard Fassler................        1,156       $  2,691        13,619         11,888        $    545             --
 Vice President, Sales and
 Marketing
Robert P. Kane.................           --             --        10,641         24,364        $    136             --
 Former Vice President, U.S.
 Operations
Peter A. Ingram................           --             --        17,090         17,088        $ 15,502             --
 Vice President, European
 Operations

(1) The value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price.

(2) The valuations are based on the fair market value of the Company's Common Stock on March 31, 1999 of $2.75 minus the exercise price of the options.

     EMPLOYMENT CONTRACTS

     IXYS entered into an employment agreement, dated as of January 1, 1995, with Dr. Nathan Zommer, Chief Executive Officer of IXYS. The agreement provides for, among other things, salaries, bonuses and car allowances as determined by the IXYS Board. Under the terms of the agreement, IXYS agrees to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if IXYS terminates Dr. Zommer's employment without cause, Dr. Zommer shall be entitled to receive as severance his monthly salary, incremented one month per year of service to IXYS, to a maximum of twelve months. The agreement also provides Dr. Zommer with a paid annual physical exam and the limited services of a financial advisor.

     The agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Dr. Zommer's annual bonus is 40% of his base salary, which was increased to $285,000. In addition, he is eligible for an incentive bonus of three times his base annual salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of IXYS stock or assets. If his employment terminates within a year after a change of control event, Dr. Zommer is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares.

     IXYS entered into an employment agreement, dated as of January 1, 1995, with Mr. Arnold Agbayani, Chief Financial Officer of IXYS. The agreement provides for, among other things, salaries, bonuses and car allowances as determined by the IXYS Board. Under the terms of the agreement, IXYS agrees to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if IXYS terminates Mr. Agbayani's employment without cause, Mr. Agbayani shall be entitled to receive as severance his monthly salary, incremented one month per year of service to IXYS, to a maximum of twelve months. The agreement also provides Mr. Agbayani with a paid annual physical exam and the limited services of a financial advisor.

     The agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Mr. Agbayani's annual bonus is 30% of his base salary, which was increased to $160,000. In addition, he is eligible for an incentive bonus of three times his annual base salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of IXYS stock or assets. If his employment terminates within a year after a change of control event, Mr. Agbayani is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on the compensation committee of the Company. The Company does not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 1999, the Compensation Committee was comprised entirely of non-employee directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth certain information regarding the ownership of the Company's Common Stock as of June 30, 1999 by (i) each person who is known to the Company to beneficially own 5% or more of its Common Stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

                                                                              Beneficial Ownership (1)
                                                                   -----------------------------------------
Beneficial Owner                                                   Number of Shares        Percent of Shares
----------------                                                   ----------------        -----------------
Entities Affiliated with ASEA                                             5,421,911              45.14%
Brown Boveri Aktiengesellschaft(2)
 6800 Manheim
 31 Kallstadter Strasse
 Germany
Nathan Zommer(3)                                                          3,413,924              28.29
 3540 Bassett Street
 Santa Clara, CA 95054
Arnold P. Agbayani(4)                                                       287,657               2.39
Richard S. Fassler(5)                                                       204,919               1.71
Peter H. Ingram(6)                                                          197,560               1.66
Robert Kane                                                                 136,877               1.14
Andreas Hartmann (7)                                                      5,421,911              45.14
James Kochman (8)                                                               166                  *
All directors and executive officers as a group (7 persons)(9)            9,498,678              79.52

*    Represents less than 1%.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 11,986,714 shares of the Company's Common Stock outstanding on June 30, 1999, adjusted as required by rules promulgated by the SEC. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 1999.

(2) Includes 5,056,193 shares held by ABB AG, 308,750 shares held by ASEA Brown Boveri Inc. ("ABB Inc."), 19,268 shares held by ASEA-Harvest Partners I and 12,813 shares held by ASEA-Harvest Partners II. Also includes 24,887 shares which an entity affiliated with ABB AG has the right to acquire pursuant to a warrant exercisable within 60 days of June 30, 1999.

(3) Includes an aggregate of 2,600 shares held in trusts for Mr. Zommer's children. Also includes 79,245 shares Mr. Zommer has the right to acquire pursuant to options exercisable within 60 days of June 30, 1999.

(4) Includes 25,841 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of June 30,

     1999.

(5) Of such shares held, 10,703 will be subject to a purchase option in favor of the Company within 60 days of June 30, 1999. Includes 15,298 shares Mr. Fassler has the right to acquire pursuant to options exercisable within 60 days of June 30, 1999.

(6) Of such shares held, 10,703 will be subject to a purchase option in favor of the Company within 60 days of June 30, 1999. Includes 18,899 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of June 30, 1999.

(7) Constitutes 5,056,193 shares held by ABB AG, 308,750 shares held by ABB Inc., 19,268 shares held by ASEA-Harvest Partners I, 12,813 shares held by ASEA-Harvest Partners II, and 24,887 shares which an entity affiliated with ABB AG has the right to acquire pursuant to a warrant exercisable within 60 days of June 30, 1999 (collectively, the "ABB Shares"). Mr. Hartmann disclaims beneficial ownership of the ABB Shares. Mr. Hartmann is a Vice President of ABB AG and may be deemed to exercise voting power with respect to the ABB Shares.

(8) Represents shares Mr. Kochman has the right to acquire pursuant to options exercisable within 60 days of June 30, 1999.

(9) Includes 139,449 shares issuable upon exercise of outstanding options exercisable within 60 days of June 30, 1999 and 24,887 shares issuable upon exercise of an outstanding warrant. See footnotes 3 through 8 above.

ITEM 13.  Certain Relationships and Related Transactions

     CERTAIN TRANSACTIONS

     On September 14, 1995, the IXYS Board authorized stock grants (the "1995 Management Stock Awards"), made pursuant to certain Stock Purchase Agreements, to Dr. Zommer, Mr. Agbayani, Richard Fassler, Yoram Hirsch, Peter Ingram, and Robert Kane (each referred to as an "IXYS Executive" and collectively referred to as "IXYS Executives"). Pursuant to the terms of such agreements, if an IXYS Executive voluntarily terminates his employment with IXYS or is terminated for cause (the "Termination"), IXYS has the right to repurchase from such IXYS Executive any or all of his shares that remain unvested on the Termination date. In connection with the 1995 Management Stock Awards, an aggregate of 3,908,094 shares of the Company's Common Stock were granted at a price of $0.23 per share to the IXYS Executives. Such shares were paid for by the IXYS Executives with recourse promissory notes and vest on a five-year schedule. As of January 1, 1998, Dr. Zommer's and Mr. Agbayani's shares had fully vested. As of March 31, 1999, 24,743 shares remain unvested for each of Mr. Fassler and Mr. Ingram. In connection with Mr. Hirsch's and Mr. Kane's departures from the Company, the Company exercised its purchase option with respect to 29,606 and 20,302 shares respectively, pursuant to the terms of the Stock Purchase Agreements. See also "Item 11. Executive Compensation."

     IXYS has entered into indemnity agreements with certain officers and directors which provide, among other things, that IXYS will indemnify such officer or director, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of IXYS, and otherwise to the full extent permitted under Delaware law and the Amended and Restated Bylaws of IXYS. See also "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     ABB AG is a principal stockholder of IXYS. In fiscal 1999, IXYS generated revenues of $1.3 million from sales of products to ABB AG and to ABB AG's affiliates for use as components in their products.

     Certain of ABB AG's affiliates are distributors that carry IXYS' product lines as well as those of other semiconductor companies, some of whom compete with IXYS. In fiscal 1999, IXYS, generated revenues of $3.8 million from sales of products to ABB AG's distributor affiliates.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: July 28, 1999                IXYS CORPORATION

                                         By: /s/ Arnold P. Agbayani
                                            __________________________________
                                         Dr. Arnold P. Agbayani
                                         Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer and Secretary