Form 10-Q
period 1999-06-30
IXYS CORP /DE/
filed 1999-08-16
CIK 945699

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                             ENDED JUNE 30, 1999

                                     OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM ___________ TO _____________

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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1999 was 11,987,014.

                                     INDEX

PART I     FINANCIAL INFORMATION...............................................................   2

ITEM 1.    FINANCIAL STATEMENTS................................................................   2

     Condensed Consolidated Balance Sheets.....................................................   2
     Condensed Consolidated Statements of Operations...........................................   3
     Condensed Consolidated Statements of Comprehensive Income.................................   4
     Condensed Consolidated Statements of Cash Flows...........................................   5
     Condensed Notes to Consolidated Financial Statements......................................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS..........................................................   8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK....................................  14

PART II    OTHER INFORMATION...................................................................  14

ITEM 1.    LEGAL PROCEEDINGS...................................................................  14

ITEM 2.    CHANGES IN SECURITIES...............................................................  16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................................  16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................  16

ITEM 5.    OTHER INFORMATION...................................................................  16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................  16

SIGNATURES.....................................................................................  17

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  March 31,            June 30,
                                                    1999                1999
                                                 -----------         -----------
                                                             (Unaudited)
                 ASSETS
Cash and cash equivalents................           $  8,480            $  7,551
Trade accounts receivable, net...........             11,731              12,467
Inventories, net.........................             20,167              18,629
Other current assets.....................                 --                 158
Deferred income taxes....................              1,617               1,617
                                                 -----------         -----------
   Total current assets..................             41,995              40,422

Property and equipment, net..............             11,323              10,966
Goodwill and other intangible assets,                     --                 578
 net.....................................
Other....................................              2,743               1,899
Deferred income taxes....................              1,039               1,039
                                                 -----------         -----------
  Total operating expenses...............           $ 57,100            $ 54,904
                                                 -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion, capital leases..........           $  1,102            $  1,080
Current portion, long term debt..........              4,369               3,514
Accounts payable.........................              5,161               4,580
Other accrued liabilities................              6,954               6,264
                                                 -----------         -----------
  Total current liabilities..............             17,586              15,438
                                                 -----------         -----------


Long term capital leases.................              2,195               2,133
Long term debt...........................              6,211               6,663
Pension obligations......................              5,388               5,222
                                                 -----------         -----------
   Total liabilities.....................             31,380              29,456
                                                 -----------         -----------

Common stock.............................                120                 120
Additional paid-in capital...............             43,297              43,290
Notes receivable from employees..........               (936)               (901)
Cumulative translation adjustment........               (164)             (1,621)
Accumulated deficit......................            (16,597)            (15,440)
                                                 -----------         -----------
   Total stockholders' equity............             25,720              25,448

   Total liabilities and stockholders'
     equity..............................           $ 57,100            $ 54,904
                                                 ===========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                    1998                1999
                                                 ----------          ----------
                                                           (Unaudited)

Net Sales................................           $16,269             $17,072
Cost of sales............................            11,448              11,430
                                                 ----------          ----------
   Gross profit..........................             4,821               5,642

Operating expenses
 Research and development................               730               1,255
 Selling, general and administrative.....             2,300               2,697
 Amortization of goodwill and intangibles                --                 116
                                                 ----------          ----------
   Total operating expenses..............             3,030               4,068
                                                 ----------          ----------

Operating income.........................             1,791               1,574
Other, net...............................                16                 (29)
                                                 ----------          ----------
Income before income tax provision                    1,807               1,545
Income tax provision                                   (680)               (383)
                                                 ----------          ----------
   Net income............................           $ 1,127             $ 1,162
                                                 ----------          ----------

Net income available for common
 stockholders per share:
 Basic...................................             $0.27               $0.10
                                                 ----------          ----------
 Diluted.................................             $0.09               $0.10
                                                 ----------          ----------

Shares used in computing per share
 amounts:
 Basic...................................             4,177              11,966
                                                 ----------          ----------
 Diluted.................................            12,060              11,975
                                                 ==========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                  (Unaudited)

                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                    1998                1999
                                                 ----------          ----------
Net Income..................................         $1,127             $ 1,162
Other comprehensive income (expense),
 net of tax:
 Foreign currency translation adjustments...            669              (1,093)
Comprehensive income........................         $1,796             $    69

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                    1998                1999
                                                 ----------          ----------
                                                           (Unaudited)
Cash flows from operating activities:
 Net income.................................        $ 1,127             $ 1,162
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization............            513                 766
   Provision for bad debts..................            334               1,323
   Provision for excess and obsolete
    inventory...............................            670                 310
   Losses on foreign currency translation...            542                  12
   Changes in operating assets and
    liabilities:
     Accounts receivable....................           (401)             (2,257)
     Inventories............................         (2,500)                909
     Prepaid expenses and other current
      assets................................           (422)               (103)
     Other assets...........................            (24)                 78
     Accounts payable.......................           (571)               (557)
     Accrued expenses and other
      liabilities...........................           (217)               (570)
     Pension liabilities....................             77                  --
                                                 ----------          ----------
        Net cash provided by (used in)
         operating activities...............           (872)              1,073

Cash flows from investing activities:
 Purchases of plant and equipment...........           (879)               (640)
                                                 ----------          ----------

Cash flows from financing activities:
 Proceeds from capital lease obligations
  and debt..................................            627                 672
 Principal payments on capital lease
  obligations and debt......................           (319)               (789)
 Proceeds from payment of notes
  receivable................................             --                  35
                                                 ----------          ----------
        Net cash provided by (used in)
         financing activities...............            308                 (82)
                                                 ----------          ----------

Effect of foreign exchange rate
 fluctuations on cash and
cash equivalents............................            138              (1,280)
                                                 ----------          ----------
        Net increase (decrease) in cash
         and cash equivalents...............         (1,305)               (929)
                                                 ----------          ----------

Cash and cash equivalents at beginning
 of year....................................         10,594               8,480
                                                 ----------          ----------

Cash and cash equivalents at end of
 period.....................................        $ 9,289             $ 7,551
                                                 ==========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Financial Data (Unaudited):

     The unaudited financial statements for the quarters ended June 30, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), IXYS Corporation, a Delaware corporation (the "Company") believes the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

     Effective September 23, 1998, the Company acquired and merged into Paradigm Technology, Inc. ("Paradigm"), a company that designs and markets fast SRAM products. The acquisition was structured as a reverse merger whereby Paradigm issued approximately 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company. For financial accounting purposes, IXYS was the surviving company and the historic financial information is of IXYS. In the Current Report on Form 8-K, filed with the Commission on September 23, 1998, pro forma results of the merger are presented and pro forma statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     The Company's balance sheet as of March 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.   Foreign Currency Translation:

     The local currency is considered to be the functional currency of the operations of IXYS GmbH. Accordingly, assets and liabilities are translated at the exchange rate in effect at period-end and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

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

5.   Comprehensive Income:

     The only component of comprehensive income for the three months June 30, 1998 and 1999 was the change in the cumulative translation adjustment.

6.  Inventories:

     Inventories consist of the following (in thousands):

                                                   March 31,           June 30,
                                                     1999                1999
                                                   ---------          ---------
Raw materials............................            $ 3,368            $ 3,359
Work in process..........................             13,654             13,933
Finished goods...........................              9,172              7,535
                                                   ---------          ---------
                                                      26,194             24,827

Less inventory reserve...................             (6,027)            (6,198)
                                                   ---------          ---------
                                                     $20,167            $18,629
                                                   =========          =========

7.   Computation of Net Income (Loss) Per Share:

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                    Three Months Ended June 30,
                                                                   ----------------------------
                                                                      1998               1999
                                                                   ---------          ---------
Basic:
Weighted, average shares outstanding for the period (1)...........     4,177             11,966
                                                                   ---------          ---------

Shares used in computing per share amounts........................     4,177             11,966
                                                                   =========          =========

Net income available for common stockholders......................   $ 1,127            $ 1,162
Net income available for common stockholders per share............   $  0.27            $  0.10
                                                                   =========          =========

Diluted:
Weighted, average shares outstanding for the period (1)...........     4,177             11,966
Net effective dilutive stock options based on the treasury stock
 method using average market price................................     7,883                  9

Shares used in computing per share amounts........................    12,060             11,975
                                                                   =========          =========

Net income available for common stockholders......................   $ 1,127            $ 1,162
Net income per share available for common stockholders............   $  0.09            $  0.10

(1) 1998 shares represent shares outstanding prior to the September 1998 merger. See Note 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements speak only as of the date of this Report. The Company disclaims any obligation or undertaking to disseminate updates or revisions of any forward-looking statements contained or incorporated herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL SUCH CAUTIONARY STATEMENTS.

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

     Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian or European countries; fluctuations in currency exchange ratios as the Company sells products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which the Company's semiconductors are suited; the level of utilization of the Company's production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for the Company; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in the Company's filings with the Commission on Form 10-K.

     The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues. Nonetheless, the Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

     All forward-looking statements included in this document are made as of the date hereof, based on the information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward- looking statement.

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

Results Of Operations

     Net Sales. Net sales for the three months ended June 30, 1999 were $17.1 million, an increase of 4.9% from the $16.3 million reported in the three months ended June 30, 1998. Unit sales volume for the three months ended June 30, 1999 increased over the same period in the prior year and the effect on revenue was offset partially by declines in average selling prices. Future revenue will depend largely upon customer demand, unit shipments and production volumes.

     Gross Profit. Gross margin was 33.0% of net sales for the three months ended June 30, 1999 as compared to 29.6% for the three months ended June 30, 1998. The increase in gross margin for the period ended June 30, 1999 as compared to the same period in 1998 was due to an increase in manufacturing yields and an increase in units sold by approximately 7%, offset by a decline in average selling prices by approximately 2%.

     Research and Development. Research and development expenses increased $526,000 in the three months ended June 30, 1999, compared to the same period in 1998. Research and development expenses increased primarily due to expanded research efforts to support the Company's overall plan.

     Selling, General and Administrative. Selling, general and administrative expenses increased approximately $400,000 in the three months ended June 30, 1999, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased selling costs on the higher revenues. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

     Other Income, Net. Net other income decreased $44,000 during the three months ended June 30, 1999, compared to the same period in the prior fiscal year.

     Provision for Income Taxes. The income tax provision for the three months ended June 30, 1999 reflects the Company's expected effective tax rate for fiscal year 2000.

Liquidity And Capital Resources

     The Company has financed its operations to date through the private sale of equity, lease financing and bank borrowings. As of June 30, 1999, the cash and cash equivalents were $7.6 million, a decrease of $929,000 from cash and cash equivalents of $8.5 million at March 31, 1999. The decrease in cash and cash equivalents was primarily due to usage of cash to fund operations.

     Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of June 30, 1999 consists of a $5.0 million commitment amount which is available through August 1999. The line bears interest at the bank's prime rate (7.75% at June 30, 1999). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At June 30, 1999, the Company had drawn $2.1 million against such line of credit.

     The accounts receivable at June 30, 1999 were $12.5 million, an increase of 6.3% as compared to March 31, 1999. The inventories at June 30, 1999 were $18.6 million, a decrease of 7.6% as compared to March 31, 1999. Net plant and equipment at June 30, 1999 were $11 million, a decrease of 3.2% as compared to March 31, 1999.

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

Year 2000 Compliance

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified certain minor software applications that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, will be completed on or about September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

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

     The Company has initiated formal communications with all of its significant suppliers during fiscal 1999 and 2000 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems may have a material adverse impact on the Company.

     The Company's suppliers and customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of material customers to become Year 2000 compliant, which would cause them to delay or cancel substantial purchase orders or delivery of products, would also have a material adverse effect on the Company's results of operations. The Company is currently working with its suppliers to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort by September 30, 1999; however, there can be no assurance that any such effort will be successful.

     Currently, the Company does not have a Year 2000 contingency plan in place as it has completed its internal assessment and believes that it is substantially compliant. However, the Company intends to create such a contingency plan by September 1999 if its communications with its suppliers indicate such is advisable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK

There has been no change to the disclosure made in the Company's Report on Form 10-K for the fiscal year ended March 31, 1999.

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

     Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997. Plaintiffs have noticed six depositions of former Paradigm employees and others to take place in August 1999.

     On January 15, 1997, plaintiffs filed a motion to certify the matter as a class action. After several hearings and continuances, on February 9, 1998 the Court certified a class consisting only of California purchasers of the Company's stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19

Cal.4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Court granted this motion on April 28, 1999.

     On April 9, 1998, the Court granted plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the Campbell et. al.
v. Paradigm Technology, Inc., et. al., Case No. CV 766271 suit filed in Santa Clara County Superior Court. The Campbell complaint itself has since been dismissed with prejudice. The Campbell complaint alleged that the defendants misled them and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. The Campbell plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. Their complaint identified two allegedly fraudulent sale transactions. The Court overruled the Paradigm Defendants' demurrer to the amended complaint on August 6, 1998. The Paradigm Defendants filed an answer to the amended complaint on August 27, 1998.

     On December 4, 1998, defendant Dennis McDonald, Paradigm's former Vice President of Human Resources, filed a motion for summary judgment on the amended complaint. Following his deposition, and prior to the hearing on the motion, plaintiffs agreed to dismiss defendant McDonald from the action with prejudice in exchange for a waiver of costs. Defendant McDonald has since obtained a judgment of dismissal. There can be no assurance that the Company will be successful in the defense of this action. If unsuccessful in the defense of any such claim, the Company's business, operating results and cash flows could be materially adversely affected.

     On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff has since agreed to dismiss the appeal in exchange for defendants' agreement not to seek to recover defendants' costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27   Financial Data Schedule.

     (b) The Company did not file a Current Report on Form 8-K during this fiscal period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IXYS CORPORATION

                              By:  /s/ Arnold Agbayani
                                   -------------------------------------
                                    Arnold Agbayani, Vice President,
                                    Finance and Administration
                                   (Principal Financial Officer)

Date:  August 13, 1999

                                 EXHIBIT INDEX

27  Financial Data Schedule.