Form 10-Q
period 1999-09-30
IXYS CORP /DE/
filed 1999-11-12
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 1999

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

The number of shares of the Registrant's Common Stock outstanding as of November 1, 1999 was 12,002,311

                                     INDEX

PART I   FINANCIAL INFORMATION...............................................................    1
ITEM 1.  FINANCIAL STATEMENTS................................................................    1
     Condensed Consolidated Balance Sheets...................................................    1
     Condensed Consolidated Statements of Operations.........................................    2
     Condensed Consolidated Statements of Comprehensive Income...............................    4
     Condensed Consolidated Statements of Cash Flows.........................................    5
     Condensed Notes to Consolidated Financial Statements....................................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................    9
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK....................................   14
PART II  OTHER INFORMATION...................................................................   15
ITEM 1.  LEGAL PROCEEDINGS...................................................................   15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................   17
SIGNATURES...................................................................................   18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    March 31,          September 30,
                                                       1999                 1999
                                                    ---------             --------
                                                              (Unaudited)
                 ASSETS
Cash and cash equivalents................            $  8,480             $  8,631
Trade accounts receivable................              11,731               13,778
Inventories..............................              20,167               19,759
Other current assets.....................                  --                  295
Deferred income taxes....................               1,617                1,617
                                                    ---------             --------
   Total current assets..................              41,995               44,080

Property and equipment, net..............              11,323               10,973
Goodwill and other intangible assets.....                 693                  462
Other....................................               2,050                1,928
Deferred income taxes....................               1,039                1,039
                                                    ---------             --------
  Total Assets...........................            $ 57,100             $ 58,482
                                                    ---------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion, capital leases..........            $  1,102             $  1,103
Current portion, long term debt..........               4,369                3,265
Accounts payable.........................               5,161                4,238
Other accrued liabilities................               6,954                8,437
                                                    ---------             --------
  Total current liabilities..............              17,586               17,043
                                                    ---------             --------

Long term capital leases.................               2,195                2,252
Long term debt...........................               6,211                6,596
Pension obligations......................               5,388                5,380
                                                    ---------             --------
   Total liabilities.....................              31,380               31,271
                                                    ---------             --------

Common stock.............................                 120                  120
Additional paid-in capital...............              43,297               43,295
Notes receivable from employees..........                (936)                (901)
Cumulative translation adjustment........                (164)              (1,440)
Accumulated deficit......................             (16,597)             (13,863)
                                                    ---------             --------
   Total stockholders' equity............              25,720               27,211

  Total liabilities and stockholders'                $ 57,100             $ 58,482
   equity................................           ---------             --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                          Three Months Ended
                                                              September 30,
                                                    --------------------------------
                                                        1998                1999
                                                      -------              -------
                                                              (Unaudited)

Net Sales................................             $16,449              $17,417
Cost of sales............................              10,629               11,077
                                                      -------              -------
   Gross profit..........................               5,820                6,340

Operating expenses
 Research and development................               1,366                1,113
 Selling, general and administrative.....               2,396                2,626
 Acquisition of in-process research and                 5,807                   --
  development............................
 Amortization of goodwill and intangibles                  --                  116
                                                      -------              -------
   Total operating expenses..............               9,569                3,855
                                                      -------              -------
Operating income (loss)..................              (3,749)               2,485
Other income (expense), net..............                  82                  (71)
                                                      -------              -------
   Income (loss) before income tax
    provision............................              (3,667)               2,414
Income tax provision.....................                 813                  843
                                                      -------              -------
   Net income (loss)                                  $(4,480)             $ 1,571
                                                      -------              -------
Net income available for common
 stockholders per share:
 Basic...................................              $(0.94)               $0.13
                                                      -------              -------
 Diluted.................................              $(0.94)               $0.13
                                                      -------              -------

Shares used in computing per share
 amounts:
 Basic...................................               4,766               11,973
                                                      -------              -------
 Diluted.................................               4,766               12,379
                                                      -------              -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                            Six Months Ended
                                                              September 30,
                                                     --------------------------------
                                                       1998                 1999
                                                      -------              -------
                                                               (Unaudited)

Net Sales................................             $32,717              $34,489
Cost of sales............................              22,076               22,507
                                                      -------              -------
   Gross profit..........................              10,641               11,982

Operating expenses
 Research and development................               2,094                2,369
 Selling, general and administrative.....               4,693                5,323
 Acquisition of In-Process Research and                 5,807                   --
  Development
 Amortization of goodwill and intangibles                  --                  231
                                                      -------              -------
   Total operating expenses..............              12,594                7,923
                                                      -------              -------

Operating income (loss)..................              (1,953)               4,059
Other, net...............................                  99                  (99)
                                                      -------              -------

Income (loss) before income tax provision              (1,854)               3,960
Income tax provision                                    1,493                1,226
                                                      -------              -------
   Net income (loss)                                  $(3,347)             $ 2,734
                                                      -------              -------

Net income available for common
 stockholders per share:
 Basic...................................              $(0.75)               $0.23
                                                      -------              -------
 Diluted.................................              $(0.75)               $0.22
                                                      -------              -------

Shares used in computing per share
 amounts:
 Basic...................................               4,472               11,988
                                                      -------              -------
 Diluted.................................               4,472               12,374
                                                      -------              -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                       1998            1999
                                                      -------         ------
Net Sales.................................            $(4,480)        $1,157
Other comprehensive income (expense),
 net of tax:
 Foreign currency translation adjustments.                204            118
                                                      -------         ------
Comprehensive income......................            $(4,276)        $1,275
                                                      -------         ------

                                                         Six Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1998           1999
                                                      -------         ------
Net Sales................................             $(3,347)        $2,734
Other comprehensive income (expense),
 net of tax:
 Foreign currency translation adjustments                 606           (829)
                                                      -------         ------
Comprehensive income.....................             $(2,741)        $1,905
                                                      -------         ------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Six Months Ended
                                                              September 30,
                                                      -----------------------------
                                                       1998                 1999
                                                      -------              -------
                                                                (Unaudited)
Cash flows from operating activities:
 Net income..............................             $(3,347)             $ 2,734
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization.........               1,079                1,505
   Provision for bad debts...............                (870)               1,485
   Provision for excess and obsolete
    inventory............................               1,483                  811
   Losses on foreign currency translation                 962                   11
   Acquisition of in-process research
    and development......................               5,807                   --
   Changes in operating assets and
    liabilities
     Accounts receivable.................               1,725               (3,543)
     Inventories.........................              (2,542)                (436)
     Prepaid expenses and other current
      assets.............................                  73                 (238)
     Other assets........................                 (25)                  64
     Accounts payable....................              (1,354)                (928)
     Accrued expenses and other
      liabilities........................                (417)               1,492
     Pension liabilities.................                (260)                   6
                                                      -------              -------
        Net cash provided by (used in)
         operating activities............               2,314                2,963

Cash flows from investing activities:
 Acquisition of Paradigm Technology, net
  of cash                                                (606)                  --
 Purchases of plant and equipment........              (1,236)              (1,006)
                                                      -------              -------
        Net cash provided (used in)
         investing activities............              (1,842)              (1,006)
Cash flows from financing activities:
 Proceeds from capital lease obligations
  and debt...............................                 991                   69
 Principal payments on capital lease
  obligations and debt...................                (225)                  --
 Payment of notes receivable and loans...                (305)                (612)
  Other, net                                                4                    5
                                                      -------              -------
        Net cash provided by (used in)
         financing activities............                 465                 (538)
                                                      -------              -------
Effect of foreign exchange rate
 fluctuations on cash and
cash equivalents.........................                (402)              (1,268)
                                                      -------              -------
        Net increase (decrease) in cash
         and cash equivalents............                 535                  151
                                                      -------              -------
Cash and cash equivalents at beginning
 of year.................................              10,594                8,480
                                                      -------              -------
Cash and cash equivalents at end of
 period..................................             $11,129              $ 8,631
                                                      -------              -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Financial Data (Unaudited):

     The unaudited financial statements for the quarters ended September 30, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), IXYS Corporation, a Delaware corporation (the "Company"), believes the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

5.  Comprehensive Income:

     The only component of comprehensive income for the three months September 30, 1998 and 1999 was the change in the cumulative translation adjustment.

6.   Inventories:

     Inventories consist of the following (in thousands):

                                                     March 31,          September 30,
                                                        1999                 1999
                                                   -------------        -------------
Raw materials............................             $ 3,368              $ 3,612
Work in process..........................              13,654               11,349
Finished goods...........................               9,172               11,629
                                                   -------------        -------------
                                                       26,194               26,590

Less inventory reserve...................              (6,027)              (6,831)
                                                   -------------        -------------
Raw materials............................             $20,167              $19,759
                                                   -------------        -------------

7.  Computation of Net Income (Loss) Per Share:

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                              September 30,
                                                   ----------------------------------
                                                        1998                 1999
                                                   -------------        -------------
Basic:
Weighted average shares outstanding for
 the period(1)...........................               4,766               11,973
                                                   -------------        -------------
Shares used in computing per share
 amounts.................................               4,766               11,973
                                                   -------------        -------------

Net income available for common
 stockholders............................             $(4,480)             $ 1,571
Net income available for common
 stockholders per share..................             $ (0.94)             $  0.13
                                                   -------------        -------------
Diluted (1):
Weighted average shares outstanding for
 the period(1)...........................               4,476               11,973
Net effect of dilutive stock options
 based on the treasury stock method                                            405
 using average market price..............

Shares used in computing per share
 amounts.................................               4,476               12,379
                                                   -------------        -------------

Net income available for common
 stockholders                                         $(4,480)             $ 1,571
Net income per share available for
 common stockholders                                  $ (0.94)             $  0.13

                                                             Six Months Ended
                                                               September 30,
                                                   ----------------------------------
                                                         1998                 1999
                                                   -------------        -------------
Basic:
Weighted average shares outstanding for
 the period(1)...........................               4,472               11,988
                                                   -------------        -------------
Shares used in computing per share
 amounts.................................               4,472               11,988
                                                   -------------        -------------
Net income available for common
 stockholders............................             $(3,347)             $ 2,734
Net income available for common
 stockholders per share..................             $ (0.75)             $  0.23
                                                   -------------        -------------
Diluted
Weighted average shares outstanding for
 the period(1)...........................               4,472               11,988
Net effect of dilutive stock options
 based on the treasury stock method                                            386
 using average market price..............

Shares used in computing per share
 amounts.................................               4,472               12,374
                                                   -------------        -------------
Net income available for common
 stockholders                                         $(3,347)             $ 2,734
Net income per share available for
 common stockholders                                  $ (0.75)             $  0.22

(1) 1998 shares represents shares outstanding prior to the September 1998 merger. See Note 1.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in the Company's Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission (the "SEC"). Actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

     Net Sales. Net sales for the three months ended September 30, 1999 were $17.4 million, an increase of 5.9% from the $16.4 million reported in the three months ended September 30, 1998. For the first six months of fiscal 2000, net sales of $34.5 million were $1.8 million, or 5.4% higher than for the same period in fiscal 1999. Average selling prices for the three months ended September 30, 1999 and for the year to date period increased over the same periods in the prior year and the effect on revenue was offset partially by declines in unit sales volume. Future revenue will depend largely upon customer demand.

     Gross Profit. Gross margin was 36.4% of net sales for the three months ended September 30, 1999 and was relatively unchanged as compared with 35.4% for the three months ended September 30, 1998. Gross margin was 34.7% of net sales for the six months ended September 30, 1999 as compared to 32.5% for the six-month period ended September 30, 1998. The increase in gross margin for the six month period ended September 30, 1999 as compared to the same period in 1998 was due to higher average selling prices per unit.

     Research and Development. Research and development expenses decreased $253,000 in the three months ended September 30, 1999, compared to the same period in 1998. Research and development expenses increased $275,000 in the six months ended September 30, 1999, compared to the same period in 1998. Research and development expenses increased primarily due to expanded research efforts to support the Company's overall plan.

     Selling, General and Administrative. Selling, general and administrative expenses increased $230,000 in the three months ended September 30, 1999, compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased $630,000 in the six months ended September 30, 1999, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased compliance costs associated with being a publicly traded company, including compliance with SEC rules and regulations. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

     Acquisition of in-process research and development. The Company recorded a one-time charge of $5.8 million in connection with the acquisition of Paradigm in the period ending September 30, 1998.

     Other Income, Net. Net other income decreased $153,000 during the three months ended September 30, 1999, compared to the same period in fiscal 1999, and $198,000 during the six months ended September 30,1999, compared to the same period in fiscal 1999.

     Provision for Income Taxes. The income tax provision for the three months and six months ended September 30, 1999 reflects the Company's expected effective tax rate for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date through the private sale of equity, lease financing, and bank borrowings. As of September 30, 1999, cash and cash equivalents were $8.6 million, an increase of $151,000 from cash and cash equivalents of $8.4 million at March 31, 1999. The increase in cash and cash equivalents was primarily due to cash generated from operations.

     Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of September 30, 1999 consists of a $5.0 million commitment amount which is available through October 1999. The line bears interest at the bank's prime rate (8.25% at September 30, 1999). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At September 30, 1999, the Company had drawn $2.1 million against such line of credit.

     As of March 31, 1999, the Company had cash deposits with a financial institution in the amount of $222,000, which is restricted as to use and represents compensating balances on future discounted acceptances and letters of credit.

     The accounts receivable at September 30, 1999 increased 17% as compared to March 31, 1999 due to an increase in net sales. The inventories at September 30, 1999 were 2% less than the inventories at March 31, 1999. Net plant and equipment at September 30, 1999 decreased 3% as compared to March 31, 1999.

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

Year 2000 Compliance

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified certain minor software applications that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, will be completed on or about December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

     The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. The plan is currently expected to result in non-recurring expenses over the next six months of approximately $250,000 in the aggregate. However, if such modifications and conversions are not made, or not completed, the Company does not expect the "Year 2000" issue to have a material adverse impact on the operations of the Company as there are inexpensive alternatives available. Although the Company has completed its internal assessment of the Year 2000 issue and believes that it is substantially compliant, there can be no assurance that all potential problem areas have been identified and the Year 2000 risks accurately assessed. Should there be systems that were not included in the assessment and which are not Year 2000 compliant or should the Company's assessment prove to be in error in some material respect, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

     The Company has initiated formal communications with all of its significant suppliers during fiscal 1999 and 2000 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. To date, all of the significant suppliers have responded to the Company that they are Year 2000 compliant. However, there can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems may have a material adverse impact on the Company.

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

     The Company has completed its internal assessment and believes that it is substantially compliant.

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

     Plaintiffs have since served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of three former employees and the analyst who covered the Company for Smith Barney. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs on April 9, 1997.

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

     On April 9, 1998, the Court granted plaintiffs' motion to amend their complaint to incorporate factual allegations derived from the Campbell, et al.
v. Paradigm Technology, Inc. et al., Case No. CV 766271 suit filed in Santa Clara County Superior Court. Following a series of demurrers, the Campbell plaintiffs have since dismissed with prejudice the Campbell complaint itself in exchange for defendants' agreement not to seek to recover defendants' costs incurred in defending against the action and not to pursue any action against plaintiffs for having filed the action. The Campbell complaint alleged that the defendants misled the Campbell plaintiffs and committed fraud by allegedly overstating the Company's back orders in the fourth quarter of 1995 and inflated reported sales in the fourth quarter of 1995 and the first quarter of 1996, which allegedly resulted in distorting the Company's financial condition, which allegedly inflated its stock price. The Campbell plaintiffs alleged that they purchased the Company's stock at the allegedly inflated prices and were damaged thereby. Their complaint identified two allegedly fraudulent sale transactions. The Court overruled the Paradigm Defendants' demurrer to the amended complaint on August 6, 1998. The Paradigm Defendants filed an answer to the amended complaint on August 27, 1998.

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

     On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff then agreed to dismiss the appeal in exchange for defendant's costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action. The appeal was dismissed with prejudice on October 25, 1999.

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

                              IXYS CORPORATION

                              By:  /s/ Arnold Agbayani
                                   -------------------
                                   Arnold Agbayani, Vice President,
                                   Finance and Administration
                                   (Principal Financial Officer)

Date:  November 12, 1999

                                 EXHIBIT INDEX

27  Financial Data Schedule.