Form 10-Q
period 1999-12-31
IXYS CORP /DE/
filed 2000-02-14
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                            ENDED DECEMBER 31, 1999

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 12,005,196.

                                     INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS..........................................................   3

          CONDENSED CONSOLIDATED BALANCE SHEETS.........................................   3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...............................   4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...............................   5

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.....................   6

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............................   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................................  11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK..............................  14

PART II.  OTHER INFORMATION.............................................................  15

          ITEM 1. LEGAL PROCEEDINGS.....................................................  15

          ITEM 5. OTHER INFORMATION.....................................................  17

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................  17

SIGNATURES..............................................................................  18

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                       March 31,         December 31
                                                                         1999               1999
                                                                       ---------         -----------
                                                                                         (Unaudited)
                               ASSETS
Cash and cash equivalents............................................  $  8,480            $  8,936
Trade accounts receivable, net.......................................    11,731              14,327
Inventories, net.....................................................    20,167              19,145
Deferred income taxes................................................     1,617               1,617
                                                                       ---------         -----------
     Total current assets............................................    41,995              44,025
Property and equipment, net..........................................    11,323              10,702
Goodwill and other intangible assets, net............................       693                 347
Other................................................................     2,050               2,051
Deferred income taxes................................................     1,039               1,039
                                                                       ---------         -----------
     Total assets....................................................  $ 57,100            $ 58,164
                                                                       =========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion, capital leases......................................  $  1,102            $  1,110
Current portion, long term debt......................................     4,369               2,921
Accounts payable.....................................................     5,161               3,839
Other accrued liabilities............................................     6,954               8,260
                                                                       ---------         -----------
     Total current liabilities.......................................    17,586              16,130
Long term capital leases.............................................     2,195               2,277
Long term debt.......................................................     6,211               6,101
Pension obligations..................................................     5,388               5,084
                                                                       ---------         -----------
     Total liabilities...............................................    31,380              29,592
                                                                       ---------         -----------
Common stock.........................................................       120                 120
Additional paid-in capital...........................................    43,297              43,299
Notes receivable from employees......................................      (936)               (901)
Cumulative translation adjustment....................................      (164)             (1,872)
Accumulated deficit..................................................   (16,597)            (12,074)
                                                                       ---------         -----------
     Total stockholders' equity......................................    25,720              28,572
                                                                       ---------         -----------
     Total liabilities and stockholders' equity......................  $ 57,100            $ 58,164
                                                                       =========         ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                 Three Months Ended December 31,
                                                                 -------------------------------
                                                                    1998                1999
                                                                 ----------          -----------
                                                                          (Unaudited)
Net Sales......................................................   $16,890              $19,592
Cost of sales..................................................    12,123               12,654
                                                                  -------              -------
   Gross profit................................................     4,767                6,938
                                                                  -------              -------
Operating expenses.............................................
  Research and development.....................................     1,008                1,130
  Selling, general and administrative..........................     2,772                2,751
  Amortization of goodwill and intangibles.....................       695                  116
                                                                  -------              -------
   Total operating expenses....................................     4,475                3,997
                                                                  -------              -------
Operating income...............................................       292                2,941
Other, net.....................................................       (93)                 (45)
                                                                  -------              -------
Income before income tax provision.............................       199                2,896
Income tax provision...........................................       128                1,107
                                                                  -------              -------
   Net income..................................................   $    71              $ 1,789
                                                                  =======              =======
Net income available for common stockholders per share:
  Basic........................................................   $  0.01              $  0.15
                                                                  =======              =======
  Diluted......................................................   $  0.01              $  0.14
                                                                  =======              =======
Shares used in computing per share amounts:
  Basic........................................................    11,841               11,985
                                                                  =======              =======
  Diluted......................................................    12,146               12,469
                                                                  =======              =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (amounts in thousands per share data)

                                                                      Nine Months Ended December 31,
                                                                      ------------------------------
                                                                         1998                1999
                                                                      ----------          ----------
                                                                               (Unaudited)
Net Sales......................................................        $49,607             $54,081
Cost of sales..................................................         34,198              35,161
                                                                       -------             -------
   Gross profit................................................         15,409              18,920
                                                                       -------             -------
Operating expenses
  Research and development.....................................          3,101               3,500
  Selling, general and administrative..........................          7,464               8,074
  Acquisition of in-process research and development...........          5,807
  Amortization of goodwill and intangibles.....................            695                 347
                                                                       -------             -------
   Total operating expenses....................................         17,067              11,921
                                                                       -------             -------
Operating income (loss)........................................         (1,658)              6,999
Other, net.....................................................              4                (144)
                                                                       -------             -------
Income (loss) before income tax provision......................         (1,654)              6,855
Income tax provision...........................................          1,621               2,332
                                                                       -------             -------
   Net income (loss)...........................................        $(3,275)            $ 4,523
                                                                       =======             =======
Net income (loss) available for common stockholders per share
  Basic........................................................        $ (0.48)              $0.38
                                                                       =======             =======
  Diluted......................................................        $ (0.48)              $0.36
                                                                       =======             =======
Shares used in computing per share amounts:
  Basic........................................................          6,845              11,979
                                                                       =======             =======
  Diluted......................................................          6,845              12,405
                                                                       =======             =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)
                                  (Unaudited)


                                               Three Months Ended              Nine Months Ended
                                                  December 31,                    December 31
                                               ------------------              -----------------
                                                1998        1999                1998       1999
                                               ------      ------              ------     ------
Net income (loss)                              $  71       $1,789              $(3,275)  $ 4,523
Other comprehensive income, net of tax:
 Foreign currency translation adjustments         (6)        (281)                 605    (1,110)
                                               -----       ------              -------    ------
Comprehensive income (loss)                    $  65       $1,508              $(2,670)   (3,413)
                                               =====       ======              =======    ======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Nine Months Ended
                                                                              December 31
                                                                        ----------------------
                                                                         1998           1999
                                                                        -------        -------
Cash flows from operating activities:
  Net income (loss).................................................    $(3,275)       $ 4,523
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................      2,791          2,252
     Other..........................................................       (682)         1,915
     Provision for excess and obsolete inventory....................      1,556            802
     Loss on foreign currency translation...........................        876             39
     Amortization of goodwill and intangibles.......................        695              -
     Acquisition of in-process research and development.............      5,807              -
  Changes in operating assets and liabilities:
     Accounts receivable............................................        802         (4,880)
     Inventories....................................................     (1,719)          (330)
     Prepaid expenses and other current assets......................       (965)          (128)
     Other assets...................................................       (154)            91
     Accounts payable...............................................     (2,308)        (1,262)
     Accrued expenses and other liabilities                              (1,363)         1,526
     Pension liabilities............................................       (182)           (14)
                                                                        -------        -------
          Net cash provided by operating activities.................      1,879          4,534
                                                                        -------        -------
Cash flows used in investing activities:
  Acquisition of Paradigm Technology, Inc., net of cash acquired....       (606)             -
  Purchase of plant and equipment...................................     (3,171)        (1,877)
                                                                        -------        -------
          Net cash used in investing activities.....................     (3,777)        (1,877)
                                                                        -------        -------
Cash flows from financing activities:
  Proceeds from capital lease obligations...........................      2,166            275
  Proceeds from notes payable.......................................          -            264
  Principal payments on capital lease obligations...................       (400)             -
  Repayment of notes payable to bank................................       (836)        (1,369)
  Other, net........................................................          4            381
                                                                        -------        -------
     Net cash provided by financing activities......................        934           (449)
                                                                        -------        -------
  Effect of foreign exchange rate fluctuations on cash and cash
   equivalents......................................................        552         (1,752)
                                                                        -------        -------
     Net increase in cash and cash equivalents                             (412)           456
Cash and cash equivalents at beginning of period....................     10,594          8,480
                                                                        -------        -------
Cash and cash equivalents at end of period..........................    $10,182        $ 8,936
                                                                        =======        =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Financial Data (Unaudited):

  The unaudited financial statements for the quarters ended December 31, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), IXYS Corporation, a Delaware corporation (the "Company") believes the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

5.  Comprehensive Income:

  The only component of comprehensive income for the three months December 31, 1998 and 1999 was the change in the cumulative translation adjustment.

6.  Inventories:

  Inventories consist of the following (in thousands):

                                                 March 31,        December 31,
                                                   1999               1999
                                                 ---------        ------------
Raw materials..................................   $ 3,368           $ 3,616
Work in process................................    13,654            12,842
Finished goods.................................     9,172             9,260
                                                  -------           -------
                                                   26,194            25,718
Less inventory reserve.........................    (6,027)           (6,573)
                                                  -------           -------
                                                  $20,167           $19,145
                                                  =======           =======

7.  Computation of Net Income (Loss) Per Share:

  Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                          1998                 1999
                                                                       ----------           ----------
Basic:
Weighted, average shares outstanding for the period (1)..............    11,841                11,985
                                                                        -------               -------
Shares used in computing per share amounts...........................    11,841                11,985
                                                                        -------               -------

Net income (loss) available for common stockholders..................   $    71               $ 1,789
Net income (loss) available for common stockholders per share........   $  0.01               $  0.15
                                                                        =======               =======
Diluted:
Weighted, average shares outstanding for the period (1)..............    11,841                11,985
Net effective dilutive stock options based on the treasury stock
 method using average market price...................................       305                   484
Shares used in computing per share amounts...........................    12,146                12,469
                                                                        =======               =======
Net income available for common stockholders.........................   $    71               $ 1,789
Net income per share available for common stockholders...............   $  0.01               $  0.14

                                                                       Nine Months Ended December 31,
                                                                       -------------------------------
                                                                          1998                 1999
                                                                       ----------           ----------
Basic:
Weighted, average shares outstanding for the period (1)..............     6,845                11,979
Shares used in computing per share amounts...........................     6,845                11,979
Net income (loss) available for common stockholders..................   $(3,275)              $ 4,523
Net income (loss) available for common stockholders per share........   $ (0.48)              $  0.38

Diluted:
Weighted, average shares outstanding for the period (1)                   6,845                11,979
Net effective dilutive stock options based on the treasury stock              -                   426
 method using average market price...................................
Shares used in computing per share amounts...........................     6,845                12,405

Net income available for common stockholders.........................   $(3,275)              $ 4,523
Net income per share available for common stockholders...............   $ (0.48)              $  0.36

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

OVERVIEW

  On September 23, 1998, IXYS Corporation, a Delaware corporation ("IXYS"), merged with Paradigm in a transaction accounted for as a reverse merger. In the merger, the historic accounting records of IXYS became those of the combined company, and, accordingly, Paradigm formally changed its name to "IXYS Corporation" (the combined company of which is referred to in this report as the "Company" or the "Registrant").

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

RESULTS OF OPERATIONS

  Net Sales. Net sales for the three months ended December 31, 1999 were $19.6 million, an increase of 16.0% from the $16.9 million reported in the three months ended December 31, 1998. For the first nine months of fiscal 2000, net sales of $54.1 million were $4.5 million, or 9.0% higher than for the same period in fiscal 1999. Average selling prices for the three months ended December 31, 1999 and for the year to date period increased over the same periods in the prior year. Future revenue will depend largely upon customer demand.

  Gross Profit. Gross profit was 35.4% of net sales for the three months ended December 31, 1999 as compared to 28.2% for the three months ended December 31, 1998. Gross profit was 35.0% of net sales for the nine months ended December 31, 1999 as compared to 31.1% for the nine-month period ended December 31, 1998. The increase in gross profit for the nine month period ended December 31, 1999 as compared to the same period in 1998 was due to higher average selling prices per unit.

  Research and Development. Research and development expenses increased $122,000 in the three months ended December 31, 1999, compared to the same period in 1998. Research and development expenses increased $399,000 in the nine months ended December 31, 1999, compared to the same period in 1998. Research and development expenses increased primarily due to expanded research and development efforts.

  Selling, General and Administrative. Selling, general and administrative expenses remained relatively unchanged for the three months ended December 31, 1999, compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased $610,000 in the nine months ended December 31, 1999, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased compliance costs associated with being a publicly traded company, including compliance with SEC rules and regulations. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

  Acquisition of In-Process Research and Development. The Company recorded a one-time charge of $5.8 million in connection with the acquisition of Paradigm in the period ending December 31, 1998.

  Provision for Income Taxes. The income tax provision for the three months and nine months ended December 31, 1999 reflects the Company's expected effective tax rate for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date through the private sale of equity, lease financing, and bank borrowings. As of December 31, 1999, cash and cash equivalents were $8.9 million, an increase of $400,000 from cash and cash equivalents of $8.5 million at March 31, 1999. The increase in cash and cash equivalents was primarily due to cash generated from operations.

  The Company maintains line of credit with a U.S. bank that as of December 31, 1999 consists of a $5.0 million commitment amount that is available through March 2000. The line bears interest at the bank's prime rate (8.5% at December 31, 1999). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At December 31, 1999, the Company had drawn $2.1 million against such line of credit.

  The accounts receivable at December 31, 1999 increased 22.1% as compared to March 31, 1999 due to an increase in net sales. The inventories at December 31, 1999 were 5.1% less than the inventories at March 31, 1999. Net plant and equipment at December 31, 1999 decreased 5.5% as compared to March 31, 1999.

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

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No.14, "Financial Reporting for Segments of Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1998, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.

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

  The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. The plan resulted in non-recurring expenses of approximately $300,000 in the aggregate for the nine-month period ended December 31, 1999. However, if such modifications and conversions are not made, or not completed, the Company does not expect the "Year 2000" issue to have a material adverse impact on the operations of the Company as there are inexpensive alternatives available. Although the Company has completed its internal assessment of the Year 2000 issue and believes that it is substantially compliant, there can be no assurance that all potential problem areas have been identified and the Year 2000 risks accurately assessed. Should there be systems that were not included in the assessment and which are not Year 2000 compliant or should the Company's assessment prove to be in error in some material respect, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     On August 12, 1996, the Company and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased the Company's stock between November 20, 1995 and March 22, 1996 (the "Class Period"). The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

     Plaintiffs have served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of three former employees of the Company and the analyst who covered the Company for Smith Barney. Plaintiffs have noticed the depositions of the remaining individual defendants, Michael Gulett, the Company's auditors and another former employee to take place in February and March of 2000. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs.

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

     On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against the Company, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff then agreed to dismiss the appeal in exchange for defendants' agreement not to seek to recover defendants' costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action. The appeal was dismissed with prejudice on October 25, 1999.

     Discussions of additional details relating to the above-described legal proceedings may be found in the prior SEC filings and reports of the Company.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders of the Company commenced on Friday, October 29, 1999 and adjourned to November 19, 1999. The Annual Meeting was completed on November 19, 1999.

(b) At the Annual Meeting, the stockholders (i) rejected an amendment to the Company's Amended and Restated Certificate of Incorporation to adopt a classified board of directors, (the "Classified Board Proposal"), (ii) elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of Stockholders or until his successor is elected (the "Director Proposal"), (iii) approved the adoption of the Company's 1999 Equity Incentive Plan (the "Incentive Plan Proposal"), (iv) approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the "ESPP Proposal"), (v) approved the adoption of the Company 1999 Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan Proposal"), (vi) approved the form of Indemnity Agreement to be entered into by the Company and each of its current and future directors (the "Indemnity Agreement Proposal") and (vii) ratified the appointment of PricewaterhouseCoopers LLP as Independent Auditors of the Company for its fiscal year ended March 31, 2000 (the "Auditor Proposal").

     There were 11,991,939 shares of common stock outstanding as of September 10, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 10,911,299 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

(c)  PROPOSAL 1:  THE CLASSIFIED BOARD PROPOSAL

     Votes in Favor           1,483,324
     Votes Against            8,449,890
     Abstentions                    934
     Broker Non-Votes         2,057,791

     PROPOSAL 2:  THE DIRECTOR PROPOSAL

                           VOTES IN FAVOR     VOTES WITHHELD

     Arnold Agbayani         10,865,565           45,734
     Andreas Hartmann        10,867,479           43,820
     Samuel Kory             10,837,500           43,799
     Nathan Zommer           10,865,757           45,542

     PROPOSAL 3:  THE INCENTIVE PLAN PROPOSAL

     Votes in Favor           9,878,355
     Votes Against               55,218
     Abstentions                    575
     Broker Non-Votes         2,057,791

     PROPOSAL 4:  THE ESPP PROPOSAL

     Votes in Favor           9,925,331
     Votes Against                8,453
     Abstentions                    364
     Broker Non-Votes         2,057,791

     PROPOSAL 5:  THE DIRECTORS' PLAN PROPOSAL

     Votes in Favor           9,718,251
     Votes Against              214,440

     Abstentions                  1,457
     Broker Non-Votes         2,057,791

     PROPOSAL 6:  THE INDEMNITY AGREEMENT PROPOSAL

     Votes in Favor          10,882,163
     Votes Against               27,412
     Abstentions                  1,724
     Broker Non-Votes         1,080,640

     PROPOSAL 7:  THE AUDITOR PROPOSAL

     Votes in Favor          10,908,212
     Votes Against                2,951
     Abstentions                    136
     Broker Non-Votes         1,080,640

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     10.1  Form of Director Indemnity Agreement

     11 Computation of Per Share Earnings as set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q

     27  Financial Data Schedule


(b) The Company did not file a Current Report on Form 8-K during this fiscal period

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IXYS CORPORATION

                               By: /s/ Arnold Agbayani
                                   ----------------------------------
                                   Arnold Agbayani, Vice President,
                                   Finance and Administration
                                   (Principal Financial Officer)

Date:  February 10, 2000

                                 Exhibit Index
                                 -------------

     10.1    Form of Director Indemnity Agreement

     11 Computation of Per Share Earnings as set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q

     27      Financial Data Schedule