Form 10-K405
period 2000-03-31
IXYS CORP /DE/
filed 2000-06-29
CIK 945699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM  TO

                       COMMISSION FILE NUMBER 001-14165

                               IXYS CORPORATION
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                      770140882-5
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       identification No.)

                              3540 BASSETT STREET
                      SANTA CLARA, CALIFORNIA 95054-2704
             (Address of principal executive offices and zip code)

                                (408) 982-0700
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                               (Title of class)
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000, was approximately $41,979,803.* The number of shares of the Registrant's Common Stock outstanding as of May 31, 2000 is 12,160,688.
--------
* Based on a closing price of $13.5625 per share of the Registrants' Common Stock on May 31, 2000 held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at May 31, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
 PART I.

    ITEM 1.  IXYS BUSINESS..........................................       1

    ITEM 2.  PROPERTIES.............................................      20

    ITEM 3.  LEGAL PROCEEDINGS......................................      20

    ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS....      21

 PART II.

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS...................................      22

    ITEM 6.  SELECT FINANCIAL DATA..................................      23

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...................      24

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............      28

    ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..............................      48

 PART III.

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....      48

    ITEM 11. EXECUTIVE COMPENSATION.................................      48

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT............................................      48

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........      48

 PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K..............................................      48

  This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involved known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of IXYS Corporation or its industry to be materially different those expressed or implied by the forward-looking statements. Factors that may case or contribute to such differences include, but are not limited to, IXYS' ability compete successfully in its industry, to continue to develop new products on a timely basis, cancellation of customer release and other discussed below and under the caption "Risk Factors" of IXYS disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

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

  IXYS' major customers include Still GmbH, Rockwell International Corporation, Emerson Electric Company, Eurotherm Ltd. (U.K.), ASCOM, Medtronics Inc., ABB, Guidant Corporation, Agilent Technologies Inc. and Siemens AG.

  IXYS has not declared or paid any cash dividends on any series of its capital stock during any period for which information is provided in this Report on Form 10-K.

  IXYS Corporation was founded in April 1983. In December 1995, IXYS was reincorporated as a Delaware corporation. On September 23, 1998, IXYS Corporation merged with Paradigm Technology, Inc., a Delaware corporation that designed and marketed fast SRAM products ("Paradigm"), in a transaction accounted for as a reverse merger. In the merger, Paradigm issued 11,513,821 shares of its common stock in exchange for all outstanding shares of IXYS Corporation capital stock. At the conclusion of the merger, IXYS Corporation stockholders held approximately 96% of the combined company, and the historical accounting records of IXYS Corporation became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation" (the combined company of which is referred to in this report as "IXYS," the "Company" or the "Registrant").

 Industry Background

  As the world enters the 21st century, demand for electricity is forecasted to increase faster than demand for other forms of energy. Electrical energy is demanded worldwide at an increasing rate due to (i) the introduction of new technologies that require electricity, including computers, telecommunications equipment, industrial machinery and automation and transportation, (ii) the increased use of electrical processes in industry and transportation, (iii) the increasing energy demands of electrical products requiring greater power than more traditional electrical products because of the additional features provided by these products and (iv) the economic development of emerging third world countries. As a result of these and other factors, the U.S. Department of Energy reports that worldwide electrical power consumption is expected to increase from approximately 12 trillion kilowatt hours in 1997 to approximately 22 trillion kilowatt hours in 2020.

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

IXYS Approach

  Since its inception, IXYS has focused on the higher power segment of the power semiconductor market and has focused its product development and marketing efforts on the specific needs of customers in this segment of the market. In contrast to most other competitors in the power semiconductor market, including large international companies, IXYS is focused on the design, manufacture and marketing of power semiconductors, with a particular emphasis on higher power semiconductors. Approximately 90% of the IXYS' sales in fiscal 2000 were of higher power products. Through its broad product line and range of packaging options, its ability to mobilize its focused organization (which includes a wide range of technical capabilities) quickly to bring new products to the market and its ability to collaborate with its customers in the development of products designed to meet their needs, IXYS has become a significant company in the higher power semiconductor market.

IXYS Strategy

  IXYS intends to build a significant position within its targeted higher power segment of the power semiconductor market by pursuing the following business strategies:

 Maintain Technological focus on Higher Power Market

  IXYS intends to maintain its technological focus on higher power semiconductors by applying its scientific expertise to the development of these semiconductors. This expertise encompasses a wide range of technical capabilities, including physics, mechanical engineering, chemistry, circuit design and material science capabilities. IXYS also intends to use its expertise with respect to semiconductor packaging and assembly to develop technologically advanced packaging of its higher power semiconductors.

 Target Rapid Growth Applications Within the Higher Power Market

  IXYS' strategy is to target markets by evaluating the growth of those markets and IXYS' ability to establish an advantage position in them based upon its technological capabilities, the level of competition in the markets and the overall performance of the products offered by competitors. For example, IXYS has targeted the market for power supplies used in servers, which IXYS believes represents an attractive market, and has focused its efforts on providing power semiconductors for this application. IXYS intends to pursue this element of its strategy through the development of new technology and products for high growth markets and the packaging of its existing technology into products tailored to new high growth applications.

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

 Promote Product Development Collaborations

  IXYS seeks to enter into collaborative arrangements with significant companies in attractive end-user markets in order to optimize IXYS products for use by these customers in their products. IXYS' strategy is to leverage these collaborative arrangements into sales to other manufacturers of end-user products in these markets. For example, at an early stage in its development, IXYS targeted the defibrillator market and continues to be the leading supply more IGBTs for this application than any other manufacturer. IXYS has leveraged its relationships with the two implantable defibrillator market leaders to include other IXYS products, including power MOSFETs and thyristors, in their products. IXYS believes that its ability to provide technical assistance with respect to the design of hardware and software systems by its customers encourages the incorporation of its devices in products manufactured by its customers. IXYS believes that it has gained a reputation for strong product development collaborations, which has contributed to the inclusion of its semiconductors in products designed by its customers, and intends to expand its efforts in this area.

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

  . Rectification of high frequency AC power from SMPS to meet the specific DC voltage required by an application ("output rectification")

  IXYS designs, develops and markets power semiconductors used primarily in controlling energy in motor drives, power conversion (including UPS and SMPS) and medical devices, sales of which represented 33%, 40% and 10% of IXYS' revenues in fiscal 2000, respectively.

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

  IXYS' principal products are power MOSFETs, IGBTs, thyristors and other rectifiers. During fiscal 2000, power MOS products (including MOSFETs and IGBTs), rectifiers, and thyristors constituted approximately 45%, 27% and 20% of IXYS' revenues, respectively. IXYS also markets DCB substrates for use with power semiconductors and integrated circuits. IXYS' power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor die. IXYS believes that the packaging of its modules constitutes an important element of IXYS' products, as packaging determines how much power can be controlled and the reliability of the module.

  The following table summarizes the primary categories of uses for power semiconductors, the IXYS products used in each category, the end-user applications served by these products and representative customers of IXYS for each application.

      Category             IXYS Products           Application            Selected Customers
---------------------  ---------------------  ---------------------  ----------------------------
Motor Drive Control    Thyristor/diode        pumps, hoists,            Emerson Electric Company
                       modules HVAC,          cranes, machine           Siemens AG
                       Diode bridges          tools, fork lift          Still GmbH
                       Discrete diodes and    trucks, electric          Rockwell International Corp.
                       thyristors IGBTs       vehicles, traction,       Eurotherm Ltd.
                       MOSFETs                elevators, robotics
                       FREDs                  industrial and
                                              process controls

Power Conversion       Thyristor/diode        communications,           General Signal
                       modules SMPS,          battery chargers,         Alpha Technologies
                       UPS                    welding, plasma           Incorporated
                       Diode bridges          cutting, radio            HC Power, Incorporated
                       IGBTs                  frequency generators,     Transistor Devices,
                       MOSFETs                power generation          Incorporated
                       FREDs                                            ABB Power Supplies
                                                                        GmbH
                                                                        Siemens-AG
                                                                        Delta Electronics, Inc.
                                                                        Astec International

Medical Electronics    IGBTs                  Implantable and           Medtronics Incorporated
                       MOSFETs                external                  Guidant Corporation
                       Thyristors             defribillators, laser     Agilent Technologies, Inc.
                                              power supplies

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

  IXYS also sells high-voltage pulse generators and modulators, laser diode drivers and pulsed current sources. In addition to benchtop instruments, IXYS has developed integrated, packaged turnkey solutions for material testing, pulsed component characterization and laser diode burn-in and qualification requirements.

Sales and Marketing

  IXYS sells its products by means of a worldwide selling organization that includes direct sales personnel, independent representatives and distributors managed through IXYS' California and Germany offices. IXYS employs 21 people in its sales and marketing efforts, including 4 in marketing, 9 in sales and 8 in customer support and service. IXYS currently uses 18 independent sales representative organizations and 6 distributors in North America. IXYS currently uses 19 independent sales representative organizations and 42 distributors and stocking representatives in the rest of the world. In fiscal 2000, net revenues derived from North American and international sales represented approximately 38% and 62%, respectively, of IXYS' net revenues, with approximately 47% of IXYS' net revenues derived from sales to Europe and the Middle East and 15% of IXYS' net revenues derived from sales to Asia. No single end customer accounted for more than 10% of IXYS' net revenues in fiscal 2000.

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

  IXYS markets its services and programs through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. Additionally, IXYS participates in industry trade shows on a regular basis. IXYS also has a presence on the Internet with a worldwide web page enabling engineers to access and download technical information and data sheets.

  The majority of IXYS' revenues are derived from international sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, fluctuations in exchange rates, tariffs and other barriers, political and economic instability, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences.

  During fiscal 1998, 1999 and 2000, sales to independent distributors and stocking representatives accounted for approximately 46%, 41% and 42% of net revenues, respectively. Some of these distributors and stocking representatives have a limited right to return unsold products to IXYS, and there can be no assurance that such returns will not have a material adverse effect on IXYS. These independent distributors and stocking representatives generally are not subject to any minimum purchase requirements and can discontinue marketing IXYS' products at any time upon proper notice. Accordingly, IXYS must compete for the focus and sales efforts of its distributors and stocking representatives. There can be no assurance that IXYS' distributors and stocking representatives will continue to distribute IXYS' products or do so successfully. Although IXYS believes that other channels of distribution would be available if IXYS were to lose the services of one or more of its independent distributors or stock representatives, there can be no assurance that such loss would not have an adverse effect on its results of operations.

Research and Development

  The ability of IXYS to successfully compete in the power semiconductor market will be substantially dependent on its ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. IXYS is a pioneer in technology with respect to higher power IGBTs, IGBT modules and DCB and introduced the power semiconductor industry's first 800 volt, 50 ampere IGBT and FRED combination high power discrete device (A discrete device is an electrical or electronic component that performs a single function). While the time from sampling to volume production of new power semiconductors products can take up to 18 months, power semiconductors also have a product lifetime exceeding an average of 10 years. During fiscal 1999 and 2000, IXYS' research and development expenses were approximately $4.2 million and $4.7 million, respectively, and, at March 31, 2000, IXYS employed 29 people in engineering and research and development activities. IXYS expects that it will continue to spend substantial funds on research and development activities.

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

Patents and Licenses

  IXYS holds 96 patents, including 59 that have been filed in the U.S. and 37 that have been filed in international jurisdictions. IXYS relies on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of its products. IXYS' policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of IXYS' pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect IXYS' technology. While IXYS intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by IXYS will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to IXYS.

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

  While IXYS believes that its intellectual property rights are valuable, IXYS also believes that factors such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations are of greater competitive significance.

Manufacturing

  The production of IXYS' products is a highly complex and precise process. IXYS manufactures its products in manufacturing facilities which are owned and operated by IXYS and by utilizing outside wafer foundries and subcontract assembly facilities. IXYS divides its manufacturing operations into two key areas: wafer fabrication and assembly.

  Wafer Fabrication. IXYS owns an approximately 170,000 square foot manufacturing facility in Lampertheim, Germany at which it fabricates rectifiers and thyristors. IXYS has also retained the fabrication of its 1,600 volt and higher power MOS devices at this facility in order to protect its process technologies with respect to the fabrication of these products. In addition to the Lampertheim facility, IXYS has an approximately 20,000 square foot facility in Santa Clara, California. IXYS designs and tests substantially all of its IGBT, power MOSFET wafers and SRAM devices in Santa Clara, California and designs and tests its bipolar and custom MOS modules in Lampertheim, Germany. IXYS believes that its in-house fabrication capabilities enable it to lower its manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if IXYS were required to rely exclusively on outside foundries, retain certain proprietary aspects of its process technology and more quickly introduce new process innovations.

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

  IXYS relied on outside foundries for 50% of its wafer fabrication requirements in fiscal 2000, and dependency on outside foundries is expected to grow. IXYS has arrangements with four wafer foundries, of which two foundries provide approximately 95% of the wafers provided to IXYS by outside foundries. IXYS has a supply agreement with one foundry, Samsung Electronics Co. Other than the commitment with respect to the next two months' demand to be delivered monthly, there are no obligations on the part of IXYS to order any minimum quantities. See "Risk Factors--Risks Relating to the Business of IXYS--Dependence on Third Parties for Wafer Fabrication and Assembly."

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

  IXYS has equipment at, or manufacturing supply agreements with, assembly subcontractors located in the Philippines, Portugal and Thailand in order to take advantage of low assembly costs. Approximately 60% of IXYS' products are assembled at these assembly facilities. Following assembly, IXYS' products are returned to Santa Clara or Germany for testing and final inspection prior to shipment to customers. IXYS' reliance on independent assemblers may subject IXYS to supply constraints and longer manufacturing cycle times. IXYS from time to time has experienced competition with respect to these contractors from other manufacturers seeking assembly of circuits by independent contractors. Although IXYS currently believes that alternative assembly sources could be obtained, there can be no assurance that such alternative sources could be quickly obtained. Foreign assembly is subject to risks normally associated with foreign operations, including changes in local governmental policies and the imposition of export controls or increased import tariffs. See "Risk Factors".

Competition

  The power semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The ability of IXYS to compete successfully in its evolving industry depends on factors both within and outside its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, protection of IXYS products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate IXYS' power semiconductors into their products, success of competitors' products and general economic conditions.

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

  In the power MOSFET market, IXYS' competitors include Advanced Power Technology, Inc. ("APT"), International Rectifier Corporation ("I.R."), Infineon, On Semiconductor, Semikron International and ST Microelectronics ("STM"). IXYS targets the higher power segment of the MOSFET market rather than the lower voltage, lower current segment of the market dominated by IXYS' larger competitors. Currently, IXYS competes most directly in this market with APT. IXYS believes that it is able to effectively compete against APT by offering a wider range of products, improved body diode performance at voltages over 500 volts and a greater number of high current module packaging options.

  With respect to the IGBT market, IXYS competes primarily with Toshiba Corporation, I.R., Siemens AG, Fuji Electric Company and Powerex, Inc. ("Powerex"). IXYS believes that its relatively quick time to market and its package and product enhancements provide it with a competitive advantage over most of its competitors.

  With respect to the FRED market, IXYS competes primarily with I.R., Motorola and STM. IXYS believes that FRED product performance is circuit dependent but that in many chases, competitive products can be virtually interchangeable. FREDs are necessary components of IGBT-based systems, and IXYS' ability to package FREDs with IGBTs in one package without compromising the performance of the IGBT allows it to be competitive with other larger suppliers.

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

Backlog

  As of March 31, 2000, IXYS' backlog of orders was approximately $27.4 million, as compared with $18.2 million as of March 31, 1999. Backlog represents firm orders anticipated to be shipped within the next 12 months. IXYS' business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting IXYS' current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

Employees

  As of March 31, 2000, IXYS employed 349 employees, of whom 29 were primarily engaged in engineering and research and development activities, 21 in marketing, sales and customer support, 280 in manufacturing and 19 in administration and finance. A high percentage of the technical employees have advanced degrees, including 14 Ph.D.s. IXYS' future success will be greatly dependent upon its ability to attract, motivate and retain technical, marketing, sales and management personnel who are in great demand in the semiconductor industry. Certain employees at IXYS' Lampertheim facility are subject to collective bargaining agreements. IXYS believes that its employee relations are good.

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

                                 RISK FACTORS

  In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating IXYS and its business. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. IXYS' actual results may differ significantly from the results discussed in the forward- looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

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

  Dependence on Third Parties for Wafer Fabrication and Assembly. Fifty percent of the revenue in fiscal year 2000 came from wafers acquired from outside foundries. Dependency on outside foundries is expected to grow. IXYS has arrangements with four wafer foundries, of which two foundries provide 95% of the wafers provided to IXYS by outside foundries. IXYS has a supply agreement with one of these foundries, Samsung Electronics Co. There can be no assurance that this agreement will be extended beyond its current terms. IXYS expects that it will continue to rely significantly on outside foundries in the future. There are significant risks associated with IXYS' reliance on outside foundries, including the lack of assured supply of an adequate quantity of semiconductor devices, control over delivery schedules and limited control over quality assurance, manufacturing yields and production costs. IXYS' foundries may from time to time experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. There can be no assurance that IXYS' foundries will not experience lower than expected manufacturing yields in the future which could materially and adversely affect IXYS' business, financial condition and results of operations.

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

  The silicon wafers used as starting material for power semiconductors are different from the type of silicon wafers used for ICs. Power semiconductors require silicon wafers with thicker layers for higher voltage blocking capability. In addition, the IC industry has been moving toward the use of 8" and larger diameter wafers, which require large capital equipment expenditures from silicon wafer suppliers and IC manufacturers. Currently, the power semiconductor industry generally uses 4" and 5" wafers, although the power semiconductor industry has moved toward 6" wafers for at least some applications. Approximately 40% of the wafers IXYS currently uses are 6" wafers. To the extent the power semiconductor industry moves toward the use of larger wafer sizes, IXYS or its suppliers will be required to invest in the processing equipment necessary for these larger diameter wafers. Power semiconductor manufacturers currently rely on the availability of smaller diameter silicon wafers for their needs, and there is a risk that silicon wafer suppliers will move to larger diameter wafers to cater to the IC industry, thus limiting the supply of the more economical 4" and 5" wafers and forcing IXYS to make the large capital expenditures necessary for processing the larger diameter wafers. The unavailability of 4" and 5" silicon wafers in sufficient quantities to meet IXYS' manufacturing needs, or an increase in the price of such wafers as a result of shortages in their supply, would have a material adverse effect on IXYS' business, financial condition and results of operations.

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

  IXYS encounters differing degrees of competition for its various products, depending upon the type of product and the particular market served. Many of IXYS' competitors are larger companies with greater financial, technical and marketing resources than IXYS. The competitive factors in the market for IXYS' products include overall functional performance of the products, quality, price, reliability, breadth and availability of products, delivery time to the customer and service. IXYS' primary competitors include Advanced Power Technology, Fuji, International Rectifier, Infineon, On Semiconductor, Semikron International, Powerex, Inc., STM, Siemens AG and Toshiba Corporation. Certain of these competitors may benefit from established customer relationships that provide them with a competitive advantage. New entrants could also attempt to obtain a share of the market for IXYS' current and future products. There can be no assurance that IXYS will continue to be able to compete successfully against current or new competitors or new technologies in the future. See "IXYS Business--Competition."

  Management of International Operations; Fluctuation in Exchange Ratios. IXYS operates a manufacturing facility in Lampertheim, Germany, relies on foundry and assembly facilities in Asia and Europe and conducts a substantial portion of its operations outside the United States. In fiscal 1998, 1999 and 2000, foreign sales accounted for approximately 63%, 65% and 62% respectively, of IXYS' total revenues. IXYS anticipates that foreign sales will continue to account for a significant percentage of its revenues. A significant portion of IXYS' total revenues will therefore be subject to risks associated with foreign operations, including unexpected changes in, and the burden of complying with, a wide variety of legal and regulatory requirements and policy changes, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign operations, difficulties in protecting IXYS' intellectual property overseas, seasonality of sales and potentially adverse tax consequences. IXYS is also subject to risks associated with regulations relating to the import and export of high technology products. IXYS cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of IXYS' products in the future will be implemented by the United States or any other country. IXYS' sales of products manufactured in, and salaries of its personnel at, its Lampertheim facility are denominated in German marks. Fluctuations in the German mark against the United States dollar have had, and could in the future have, a significant impact on the IXYS' balance sheet and results of operations. IXYS' net income has in the past and could in the future vary significantly depending on fluctuations in the German mark against the United States dollar. IXYS currently does not enter into foreign currency hedging transactions. Fluctuations in currency exchange rates has caused, and could in the future cause, IXYS' products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent that IXYS expands its international operations or changes its pricing practices to denominate prices in other foreign currencies, IXYS will be exposed to even greater risks of currency fluctuations. There can be no assurance that any of these factors will not have a material adverse effect on IXYS' business, financial condition and results of operations. See "IXYS Management's Discussion and Analysis of Financial Condition and Results of Operations" and "IXYS Business-- Environmental Matters."

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

  Effect of Government Regulations. Power semiconductors with operating voltages above 40 volts are subject, in some applications, to industry regulations intended to address the safety, reliability and quality of the products and to address environmental considerations. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory ("UL") recognition for voltage isolation and fire hazard tests. Sales of power semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. Products used in Europe may be required to be qualified under the Verband Deutscher Elektrotechniker ("VDE") regulations. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer or shorter than that required for U.S. approval, and the requirements may differ. In addition, 10% of IXYS' revenues in fiscal 2000 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration (the "FDA"). The FDA and certain foreign regulatory authorities impose numerous requirements with which medical device manufacturers must comply, including adherence to Good Manufacturing Practices ("GMP") regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements could result in, among other things, the inability to include IXYS' products in approved medical devices. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on IXYS' business, financial condition and results of operations.

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

  Financial Exposure to Product Liability Claims. IXYS faces the risk of financial exposure to product liability claims alleging that the use of devices which incorporate IXYS' products resulted in adverse effects. Approximately 10% of IXYS' net revenues in fiscal 2000 were derived from sales of products used in medical devices. Product liability risks may exist with respect to these medical devices even with respect to those medical devices that have received, or in the future may receive, regulatory approval for commercial sale. See "Effect of Regulations." IXYS does not currently carry product liability insurance, and there can be no assurance that IXYS will avoid significant product liability claims. A successful claim brought against IXYS could have a material adverse effect on IXYS' business, financial condition and results of operations.

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

ITEM 2. Properties

  IXYS' administrative, marketing, development and manufacturing facilities are located in Santa Clara, California and Lampertheim, Germany. The Santa Clara facility consists of approximately 20,000 square feet under a lease which expires in January 31, 2004. IXYS has an option to extend the lease for five years. The base rent under this lease is approximately $330,000 per year. The Lampertheim facility, which is owned by IXYS, consists of approximately 170,000 square feet. IXYS believes that its current facilities will be adequate through at least fiscal 2001 and that suitable additional space will be available in the future as needed on commercially reasonably terms.

ITEM 3. Legal Proceedings

  On August 12, 1996, IXYS and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' stock between November 20, 1995 and March 22, 1996 (the "Class Period"). The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

  Plaintiffs have served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of four former employees of IXYS including Defendant Richard Veldhouse, former outside director Defendant Chian Lam and the analyst who covered IXYS for Smith Barney. Plaintiffs have noticed the depositions of Robert McCelland, Michael Gulett, IXYS' auditors and another former employee to take place in July and August of 2000. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded and have propounded further discovery requests, to which Plaintiffs have not responded. The Paradigm Defendants also took the depositions of the named plaintiffs.

  On February 9, 1998 the Court certified a class consisting only of California purchasers of IXYS' stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Court granted this motion on April 28, 1999.

  There can be no assurance that IXYS will be successful in the defense of this action. If unsuccessful in the defense of any such claim, IXYS' business, operating results and cash flows could be materially adversely affected.

  On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against IXYS, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff then agreed to dismiss the appeal in exchange for defendants' agreement not to seek to recover defendants' costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action. The appeal was dismissed with prejudice on October 25, 1999.

  Discussions of additional details relating to the above-described legal proceedings may be found in the prior SEC filings and reports of IXYS.

  On June 22, 2000, International Rectifier Corporation ("IR") filed but has not served an action for patent infringements against IXYS in the United States District Court for the Central District of California, alleging that certain IXYS products sold in the United States, "including but not necessarily limited to" four IXYS Power MOSFET parts (IXFX55N50; IXFH21N50; IXFH35N30, and IXTH24N50), infringe one or more of the following IR patents U.S. Patent Nos. 4,959,699 (Reexamination Certificates issued October 12, 1993 and January 19, 1999); 5,008,725 (Reexamination Certificates issued January 12, 1993); 5,130,767; 4,642,666; and 4,705,759. IXYS is in the process of evaluating these allegations.

ITEM 4. Submission of Matters of a Vote of Security Holders.

  None.

                                    PART II

ITEM 5. Market For Registrant's Common Stock and Related Stockholder Matters

  The Common Stock of IXYS trades publicly on the Nasdaq SmallCap Market. Prior to the merger transaction between Paradigm and IXYS in September 1998, the Common Stock of IXYS traded under the symbol PRDM. In September 1998, following the merger, IXYS commenced trading on the Nasdaq SmallCap Market under the symbol SYXI. IXYS has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. As of May 31, 2000, there were approximately 174 holders of record of IXYS' Common Stock.

  The table below sets forth the range of quarterly high and low closing sales prices for IXYS' Common Stock on the Nasdaq Market.

Fiscal Year ended March 31, 1999                                  High     Low
--------------------------------                                -------- -------
First Quarter.................................................. $ 2 1/2  $  1/4
Second Quarter.................................................  10 1/2     3/16
Third Quarter..................................................   6 1/2   1 1/4
Fourth Quarter.................................................   3 3/4   2 3/4

Fiscal Year ended March 31, 2000                                  High     Low
--------------------------------                                -------- -------
First Quarter.................................................. $ 4 7/8  $2 1/2
Second Quarter.................................................   8 1/2   4
Third Quarter..................................................   7 1/4   3 1/16
Fourth Quarter.................................................  21 3/16  5 7/8

ITEM 6. Selected Financial Data

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                          IXYS Selected Financial Data
                    (in thousands, except per share amount)

                                 1996      1997      1998      1999     2000
                               --------  --------  --------  --------  -------
Statement of Operations Data:
Net revenues.................  $ 57,436  $ 55,322  $ 56,856  $ 66,523  $76,627
Cost of goods sold...........    35,629    34,158    38,048    44,939   49,290
                               --------  --------  --------  --------  -------
Gross profit.................    21,807    21,164    18,808    21,584   27,337
                               --------  --------  --------  --------  -------
Operating expenses:
  Research, development and
   engineering...............     3,423     3,015     3,329     4,196    4,668
  Selling, general and
   administrative............     9,430     8,950     8,384    20,256   11,450
                               --------  --------  --------  --------  -------
    Total operating
     expenses................    12,853    11,965    11,713    24,452   16,118
                               --------  --------  --------  --------  -------
Operating income (loss)......     8,954     9,199     7,095    (2,868)  11,219
Interest expense.............       (78)     (116)     (431)     (993)    (417)
Gain (loss) on foreign
 currency transactions.......       (32)     (246)      183        37      184
Other income (expense), net..    (1,578)     (484)    3,466       669     (199)
                               --------  --------  --------  --------  -------
Income (loss) before
 (provision) benefit for
 income taxes................     7,266     8,353    10,313    (3,155)  10,787
(Provision) benefit for
 income taxes................     4,327    (3,946)   (4,229)   (2,083)  (3,888)
                               --------  --------  --------  --------  -------
Net income (loss)............  $ 11,593  $  4,407  $  6,084  $ (5,238)   6,899
                               ========  ========  ========  ========  =======
Net income (loss) per share--
 basic.......................  $   0.45  $   0.08  $   0.09  $  (0.56) $  0.58
                               ========  ========  ========  ========  =======
Shares used in per share
 calculation--basic..........    25,709    53,478    65,501     9,373   11,985
                               ========  ========  ========  ========  =======
Net income (loss) per share--
 diluted.....................  $   0.09  $   0.02  $   0.03  $  (0.56) $  0.56
                               ========  ========  ========  ========  =======
Shares used in per share
 calculation--diluted........   124,093   208,280   201,866     9,373   12,413
                               ========  ========  ========  ========  =======
Balance Sheet Data:
Cash and cash equivalents....  $  4,968  $  6,640  $  9,644  $  7,087    9,455
Working capital (2)..........    12,025    19,660    13,834    24,409   29,760
Total assets.................    39,626    39,410    54,340    57,100   63,045
Total debt, capital lease and
 pension obligations.........     6,767     8,931    17,147    19,265   16,336
Mandatorily redeemable
 convertible preferred
 stock (1)...................    37,556    37,556    37,556        --       --
Accumulated deficit..........   (21,850)  (17,443)  (11,359)  (16,597)  (9,698)
Total stockholders'
 (deficit), equity...........   (21,022)  (17,129)  (11,956)   25,720   30,897

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

  In 1989, IXYS acquired from ABB AG its semiconductor operation in Lampertheim, Germany. Now called IXYS Semiconductor GmbH, the power semiconductor operation in Lampertheim is recognized for pioneering work in DCB packaging technology. The group also developed a line of FREDs that significantly reduce energy losses in motor control and UPS applications. IXYS Semiconductor GmbH provides IXYS with a strong foothold in the European Union ("EU") and positions IXYS to take advantage of tariff and import incentives to EU-based entities.

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

  In January 1998, IXYS completed the purchase of the Lampertheim facility previously leased from ABB AG. This facility is approximately 170,000 square feet and houses IXYS' Lampertheim offices and manufacturing operations. ABB AG leases some office space in this facility. IXYS feels that the Lampertheim facility is sufficient to serve its needs in the module and bipolar product lines at least through fiscal 2001.

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

Results of Operations--Years Ended March 31, 2000 and March 31, 1999

  Net Revenue. IXYS' net revenues for fiscal 2000 were $76.6 million, a 15.2% increase from revenues of $66.5 million in 1999. The increase is primarily related to approximately a 7% increase in units shipped in 2000 as compared to 1999, and approximately 8% increase in average selling prices. International net revenue represents $47.6 million for fiscal 2000 or 62% of total net revenue as compared to $42.8 million for fiscal 1999 or 65% of net revenue.

  Gross Margin. IXYS' gross margin was 36% in 2000 as compared to 32% in 1999. The increase was primarily due to higher average selling prices and greater revenue earned during the year. International gross margin for fiscal 2000 was 24% as compared to 22% in 1999. Domestic gross margin for fiscal 2000 was 41% as compared to 34% in fiscal 1999.

  Research, Development and Engineering ("R&D"). For fiscal 2000, R&D was $4.7 million or 6.1% of net revenues as compared to $4.2 million or 6.3% of net revenues, for fiscal 1999. The R&D expenses increase was due to higher engineering headcount in fiscal 2000 and an increase in the number of R&D projects.

  Selling, General, Administrative Expenses ("SG&A"). For the fiscal year 2000, SG&A was $11.5 million (14.9% of net sales) as compared to $20.3 million (30.4% of net sales) in fiscal year 1999. The decrease reflects $10.4 million, amortization and writeoff of goodwill related to the acquisition of Paradigm in fiscal 1999.

  Interest Expense. During fiscal 2000, interest expense was $417,000 as compared to $993,000 in fiscal 1999. The decrease in interest expense is due to lower interest rates for the year as well as repayment of loans throughout fiscal 2000.

  Other Income (Expense), Net. Other income (expense) fiscal in 2000 was $(199,000) as compared to $669,000 in 1999.

  Provision/Benefit For Income Taxes. The 2000 provision for income taxes reflects an effective tax rate of 36% in 2000, as compared to the 1999 provision for an effective income tax rate of 29% (excluding the effect of non-deductible write-off in connection with the acquisition of Paradigm).

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

  Other Income (Expense), Net. Other income (expense) in fiscal 1999 was $669,000 as compared to $3.5 million in fiscal 1998, which included $3.7 million attributable to the settlement of the patent claim made by Harris Corporation.

Liquidity and Capital Resources

  IXYS has financed its operations to date through the private sale of equity, lease financing and bank borrowings. As of March 31, 2000, the cash and cash equivalents were $9.5 million, an increase of $2.4 million from cash and cash equivalents of $7.1 million at March 31, 1999. The increase in cash and cash equivalents was primarily due to net income.

  Line of credit facilities available to IXYS are as follows: A line of credit with a U.S. bank that as of March 31, 2000 consists of a $5.0 million commitment amount which is available through September 30, 2000. The line bears interest at the bank's prime rate (9% at March 31, 2000). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that IXYS cannot incur additional debt or pledge assets without the prior approval of such bank. At March 31, 2000, IXYS had drawn $2.1 million against such line of credit.

  The accounts receivable at March 31, 2000 were $16.9 million, an increase of 43.7% as compared to March 31, 1999. The inventories at March 31, 2000 were $21.4 million, an increase of 6.5% as compared to March 31, 1999. Net plant and equipment at March 31, 2000 were $10.2 million, a decrease of 9.7% as compared to March 31, 1999.

  IXYS evaluates the acquisition of businesses, products or technologies that complement IXYS' business. Any such transactions, if consummated, may use a portion of IXYS' working capital or require the issuance of equity securities, which may result in further dilution to IXYS' stockholders.

  IXYS believes that cash generated from operations, if any, and banking facilities will be sufficient to meet its cash requirements through fiscal 2001. To the extent that funds generated from operations, together with bank facilities are insufficient to meet its capital requirements, IXYS will be required to raise additional funds. No assurance can be given that additional financing will be available on acceptable terms. The lack of such financing if needed, would have a material adverse effect on IXYS' business, financial condition and results of operations.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

  In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

  In March 2000, The Financial Accounting Standards Board ("FAB") issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

Year 2000 Conversion

  IXYS has not experienced any known material adverse impacts on our current products, internal information systems, and non-information technology systems (equipment and systems) as a result of the Year 2000 issue. IXYS made capital expenditures and incurred related expenses of approximately $330,000 to prepare ourselves for the Year 2000 conversion. No system projects were deferred in relation to the Year 2000 issue.

ITEM. 7(a) Quantitative and Qualitative Disclosures about Market Risk

  IXYS is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

  Interest Rate Risk. IXYS' exposure to market rate risk for changes in interest rates relates primarily to IXYS' investment portfolio. IXYS has not used derivative financial instruments in its investment portfolio. IXYS invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. IXYS protects and preserves its invested funds by limiting default, market and reinvestment risk.

  Investments in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, IXYS' future investment income may fall short of expectations due to changes in interest rates or IXYS may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

  Foreign Currency Risk. International revenues from IXYS' foreign subsidiary were approximately 50% of total revenues. International sales are made mostly from IXYS' German subsidiary and are typically denominated in the local currency of Germany. This subsidiary also incurs most of its expenses in the local currency. Accordingly, IXYS' foreign subsidiary uses the local currency as its functional currency.

  IXYS' international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, IXYS' future results could be materially adversely impacted by changes in these or other factors.

  IXYS' exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to IXYS' foreign subsidiary. These intercompany accounts are typically denominated in the functional currency of its foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. IXYS is also exposed to foreign exchange rate fluctuations as the financial results of its foreign subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on IXYS in 2000 was not material.

ITEM 8. Financial Statements

                                IXYS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            Page
                                                                            ----
Report of PricewaterhouseCoopers LLP, Independent Accountants..............  29
Audited Financial Statements
  Consolidated Balance Sheets..............................................  30
  Consolidated Statement of Operations.....................................  31
  Consolidated Statement of Stockholders' Equity/(Deficit).................  32
  Consolidated Statements of Cash Flows....................................  33
  Notes to Consolidated Financial Statements...............................  34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors IXYS Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of IXYS' management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
May 10, 2000, except for note 15, as to which the date is June 22, 2000.

                                IXYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                March 31,
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $  7,087  $ 9,455
  Restricted cash...........................................    1,393      304
  Accounts receivable, net of allowance for doubtful
   accounts of $600 in 1999 and $1,427 in 2000..............   11,731   16,863
  Inventories, net..........................................   20,167   21,477
  Deferred income taxes.....................................    1,617    1,627
                                                             --------  -------
    Total current assets....................................   41,995   49,726
  Plant and equipment, net..................................   11,323   10,175
  Other assets .............................................    2,743    2,362
  Deferred income taxes.....................................    1,039      782
                                                             --------  -------
    Total assets............................................ $ 57,100  $63,045
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease obligations.......... $  1,102  $ 1,365
  Current portion of notes payable to bank..................    4,369    2,789
  Accounts payable..........................................    5,161    5,467
  Accrued expenses and other liabilities....................    6,954   10,345
                                                             --------  -------
    Total current liabilities...............................   17,586   19,966
Notes payable to bank, net of current portion...............    6,211    5,544
Capitalized lease obligations, net of current portion.......    2,195    1,783
Pension liabilities.........................................    5,388    4,855
                                                             --------  -------
Total liabilities...........................................   31,380   32,148
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, $.01 par value:
  Authorized: 40,000,000 shares
  Issued and outstanding: 11,986,661 shares in 1999 and
   12,004,083 shares in 2000................................      120      120
Additional paid-in capital..................................   43,297   43,324
Notes receivable from stockholders..........................     (936)    (861)
Accumulated deficit.........................................  (16,597)  (9,698)
Accumulated other comprehensive loss........................     (164)  (1,988)
                                                             --------  -------
    Stockholders' equity....................................   25,720   30,897
                                                             --------  -------
      Total liabilities and stockholders' equity............ $ 57,100  $63,045
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                     Year Ended March 31,
                                                   --------------------------
                                                     1998     1999     2000
                                                   --------  -------  -------
Net revenues...................................... $ 56,856  $66,523  $76,627
Cost of goods sold................................   38,048   44,939   49,290
                                                   --------  -------  -------
    Gross profit..................................   18,808   21,584   27,337
                                                   --------  -------  -------
Operating expenses:
  Research, development and engineering...........    3,329    4,196    4,668
  Selling, general and administrative.............    8,384   20,256   11,450
                                                   --------  -------  -------
    Total operating expenses......................   11,713   24,452   16,118
                                                   --------  -------  -------
Operating income (loss)...........................    7,095   (2,868)  11,219
Interest expense..................................     (431)    (993)    (417)
Gain on foreign currency transactions.............      183       37      184
Other income (expense)............................    3,466      669     (199)
                                                   --------  -------  -------
Income before income tax provision................   10,313   (3,155)  10,787
Income tax provision..............................   (4,229)  (2,083)  (3,888)
                                                   --------  -------  -------
Net income (loss)................................. $  6,084  $(5,238) $ 6,899
                                                   ========  =======  =======
Net income (loss) per share--basic................ $   0.09  $ (0.56) $  0.58
                                                   ========  =======  =======
Number of shares used in per share calculation--
 basic............................................   65,501    9,373   11,985
                                                   ========  =======  =======
Net income (loss) per share--diluted.............. $   0.03  $ (0.56) $  0.56
                                                   ========  =======  =======
Number of shares used in per share calculation--
 diluted..........................................  201,866    9,373   12,413
                                                   ========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (in thousands)

                                                      Notes
                                        Additional  Receivable              Cumulative       Total
                                         Paid-In       from     Accumulated Translation  Stockhkolders'
                         Shares  Amount  Capital   Stockholders   Deficit   Adjustment  Equity/(Deficit)
                         ------  ------ ---------- ------------ ----------- ----------- ----------------
Balances, March 31,
 1997...................  4,196   $ 42   $ 1,027      $(936)     $(17,443)    $  181        $(17,129)
Exercise of stock
 options................      2                2                                                   2
Repurchase of common
 stock..................    (21)              (4)                                                 (4)
Payment on notes
 receivable from
 stockholders...........
Exercise of warrants....
Foreign currency
 translation
 adjustments............                                                        (915)           (915)
Net income..............                                            6,084                      6,084
                         ------   ----   -------      -----      --------     ------        --------
Balance, March 31,
 1998...................  4,177     42     1,025       (936)      (11,359)      (734)        (11,962)
Exercise of stock
 options................      6               17                                                  17
Exercise of warrants....    893      9                                                             9
Conversion of preferred
 stock..................  6,469     65    37,491                                              37,556
Issuance of common
 stock..................    442      4     4,764                                               4,768
Foreign currency
 translation
 adjustment.............                                                         570             570
Net loss................                                           (5,238)                    (5,238)
                         ------   ----   -------      -----      --------     ------        --------
Balances, March 31,
 1999................... 11,987   $120   $43,297      $(936)     $(16,597)    $ (164)       $ 25,720
Exercise of stock
 options................     25               27                                                  27
Exercise of warrants....     12
Payment on notes
 receivable from
 stockholders...........                                 75                                       75
Foreign currency
 translation
 adjustment.............                                                      (1,824)         (1,824)
Net income..............                                            6,899                      6,899
                         ------   ----   -------      -----      --------     ------        --------
Balances March 31,
 2000................... 12,024    120    43,324       (861)       (9,698)    (1,988)         30,897
                         ======   ====   =======      =====      ========     ======        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended March 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
Cash flows from operating activities:
 Net income (loss)..................................  $ 6,084  $(5,238) $ 6,899
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization......................    1,525    2,614    3,352
 Provision for doubtful accounts....................    1,018               851
 Other..............................................      --       --        13
 Provision for excess and obsolete inventories......      708    1,367      --
 Writeoff of goodwill and in-process research and
  development.......................................            10,401      --
 Loss (gain) on foreign currency translation........     (317)     297     (929)
 Deferred income taxes..............................    4,369      600      247
 Changes in operating assets and liabilities:
  Accounts receivable...............................   (3,447)  (2,290)  (6,779)
  Inventories.......................................   (6,907)  (5,657)  (2,367)
  Prepaid expenses and other current assets.........       (5)    (514)    (567)
  Other assets......................................     (754)  (1,213)     (73)
  Accounts payable..................................    2,446     (178)     566
  Accrued expenses and other liabilities............   (1,741)     151    3,915
  Pension liabilities...............................      353      275      --
                                                      -------  -------  -------
   Net cash provided by operating activities........    3,332      615    5,128
                                                      -------  -------  -------
Cash flows used in investing activities:
 Purchases of plant and equipment...................   (9,311)  (3,722)  (1,775)
 Proceeds from sale of plant and equipment..........                         42
                                                      -------  -------  -------
   Net cash used in investing activities............   (9,311)  (3,722)  (1,733)
                                                      -------  -------  -------
Cash flows used in financing activities:
 Proceeds from capital lease obligations............      350    2,143      402
 Restricted cash (increase).........................      641     (443)   1,089
 Principal payments on capital lease obligations....     (209)    (303)    (214)
 Repayment of notes payable to bank.................   (2,500)     --    (1,418)
 Proceeds from bank Loan............................   11,148      --       --
 Other..............................................        5     (977)     103
                                                      -------  -------  -------
   Net cash provided by financing activities........    9,435      420      (38)
                                                      -------  -------  -------
Effect of foreign exchange rate fluctuations on cash
 and cash equivalents...............................     (452)     130     (989)
                                                      -------  -------  -------
Net increase in cash and cash equivalents...........    3,004   (2,557)   2,368
Cash and cash equivalents at beginning of year......    6,640    9,644    7,087
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $ 9,644  $ 7,087  $ 9,455
                                                      =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest...........  $   501  $   979  $   467
 Cash paid during the period for income taxes.......      326    2,739    4,434
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Purchase of fixed assets under capital lease.......               129    1,296
 Purchase of common stock through issuance of notes
  receivable........................................
 Conversion of mandatorily convertible preferred
  stock.............................................            37,556
 Common stock issued for Paradigm assets............             4,740

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

  The consolidated financial statements include the accounts of IXYS and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions.

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

Foreign Currency Translation:

  The local currency is considered to be the functional currency of IXYS' wholly owned subsidiary IXYS Semiconductor GmbH ("IXYS GmbH"). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

Cash Equivalents:

  IXYS considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.

Reclassifications:

  Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

                               IXYS CORPORATION

Inventories:

  Inventories, consisting primarily of bipolar devices, transistors, diodes and integrated circuits, are stated at the lower of cost or market value. Cost is determined on a standard cost basis which approximates actual costs determined on a first-in, first-out (FIFO) method.

Plant and Equipment:

  Plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for buildings. Upon disposal, the assets and related accumulated depreciation are removed from IXYS' accounts and the resulting gains or losses are reflected in the statements of income. IXYS' policy is to regularly review the carrying value of specialized assets to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

Product Warranty:

  Expected future product warranty expense is recorded when the product is sold.

Revenue Recognition:

  Revenue from power semiconductor product sales is recognized upon shipment and is reflected net of an allowance for estimated returns and discounts. In general, IXYS' sales to distributors are made under agreements allowing certain rights of return and price protection on products unsold by the distributors.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company has reviewed the bulletin and believed that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

Advertising:

  IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000 was $408,000, $413,000, and
$392,000 respectively.

Research and Development:

  Research and development costs are charged to operations as incurred.

Income Taxes:

  IXYS' provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Other Assets--Goodwill and Other Intangible Assets:

  Goodwill and other intangible assets arose from the Paradigm merger in the amount of approximately $9,908,000. IXYS assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Accordingly, IXYS wrote off approximately $1,463,000 of intangible assets and $7,752,000 of goodwill in the fourth quarter of fiscal year 1999 to reflect an impairment in the value of intangible assets and goodwill associated with the acquisition. The anticipated cash flows related to the related products indicated that the recoverability of those assets was not reasonably assured.

                               IXYS CORPORATION

Net Income Per Share:

  Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

Recent Accounting Pronouncements:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective protion of fair value hedges will be recognized in correct earnings along with the change in the fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

  In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133 SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

  In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation is not expected to have a material impact on the financial statements.

Comprehensive Income:

  IXYS adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, Accounting for Comprehensive Income, during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. IXYS' change in the cumulative translation adjustment represent the only component of comprehensive income which is excluded from net income for 2000 and prior years. IXYS' comprehensive income has been presented in the consolidated financial statements.

Business Risks:

  Dependence on Third Parties for Wafer Fabrication and Assembly: IXYS manufactures approximately 50% of its wafers, an integral component of its products, in its wholly owned facility in Germany. IXYS

                               IXYS CORPORATION
purchases the remaining 50% of its wafers from other suppliers. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS' business, financial condition and results of operations would be materially and adversely affected.

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

  Included in IXYS' consolidated balance sheet at March 31, 2000 are the net assets, at book value, of IXYS' manufacturing operation in Germany, which total approximately $6.13 million.

Concentration of Credit Risk:

  IXYS invests its excess cash primarily in short-term time deposit accounts with a major German bank and money market accounts with a U.S. bank. These securities typically mature within ninety days and bear minimal credit risk. IXYS has not experienced any losses on such investments.

  IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material.

  At March 31, 2000, one customer accounted for 11% of accounts receivable. As of March 31, 1998 and 1999, there were no customers who accounted for more than 10% of accounts receivable.

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

  The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject IXYS to concentrations of credit risks comprise principally cash, investments and trade accounts receivable. IXYS invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market accounts and corporate instruments of similar liquidity and credit quality.

Stock-Based Compensation Plans

  IXYS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25,

                               IXYS CORPORATION
compensation cost is measured as the excess, if any, of the quoted market price of IXYS' stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS' policy is to grant options with an exercise price equal to the quoted market price of IXYS' stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

3. INVENTORIES:

  Inventories consist of the following (in thousands):

                                                                Years Ended
                                                                 March 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
   Raw materials............................................. $ 3,368  $ 3,299
   Work in process...........................................  13,654   13,943
   Finished goods............................................   9,172    9,159
                                                              -------  -------
                                                               26,194   26,401
   Less inventory reserve....................................  (6,027)  (4,924)
                                                              -------  -------
                                                              $20,167  $21,477
                                                              =======  =======

4. PLANT AND EQUIPMENT:

  Plant and equipment consists of the following (in thousands):

                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
   Buildings
     Equipment--owned..................................... $ 20,055  $ 19,724
     Equipment--capital leases............................    7,400     7,524
     Leasehold improvements...............................       38        38
                                                           --------  --------
                                                             27,493    27,286
   Accumulated depreciation and amortization--owned plant
    and equipment.........................................  (11,662)  (12,015)
   Accumulated amortization--capital leases...............   (4,508)   (5,096)
                                                           --------  --------
                                                           $ 11,323  $ 10,175
                                                           ========  ========

5. ACCRUED EXPENSES AND OTHER LIABILITIES:

  Accrued expenses and other liabilities consist of the following (in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Accrued patent and licenses.................................. $   16 $   --
   Personnel accruals...........................................  1,610   1,651
   Warranty and other accrual...................................    957     410
   Income taxes.................................................    737   4,434
   Accrued liabilities..........................................  2,300   3,418
   Other........................................................  1,334     432
                                                                 ------ -------
                                                                 $6,954 $10,345
                                                                 ====== =======

                               IXYS CORPORATION

6. BORROWING AND CAPITAL LEASE ARRANGEMENTS:

  Borrowings and capital lease arrangements consist of the following (in thousands):

                                                                  March 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
   Notes payable to banks..................................... $10,580  $ 8,333
   Capitalized lease obligations..............................   3,297    3,148
                                                               -------  -------
                                                                13,877   11,481
     Less current portion.....................................  (5,471)  (4,154)
                                                               -------  -------
                                                               $ 8,406  $ 7,327
                                                               =======  =======

  IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5 million. The loan bears interest at the bank's prime rate (9% at March 31, 2000), payable monthly, and matures in September 2000. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2000, IXYS has drawn $2.1 million against the loan.

  IXYS entered into a loan agreement with a German bank to finance the acquisition of the Lampertheim facility (the "Facility") from Asea Brown Boveri Aktiengesellschaft (ABB), a stockholder. The loan was for the total amount of DM 13,250,000 ($7,175,000), payable in monthly installments of DM 125,226 ($65,908 at March 31, 2000) and is due no later than October 31, 2009. The loan, which is collateralized by the Facility, bears interest at the annual rate of 5.40% through August 2001, at which time the interest rate will be adjusted to market rates in accordance with the terms of the loan agreement. The acquisition of the Facility closed in January 1998, at which time the proceeds were drawn against the loan. At March 31, 2000, the amount outstanding under the loan agreement was DM 11, 371,000 ($5,544,000).

  IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2001 at interest rates of 4.9% to 8.9%.

  Future minimum payments under capital lease obligations and notes payable are (in thousands):

                                                                 Capital  Notes
                                                                 Leases  Payable
                                                                 ------- -------
   Fiscal year ending March 31,
     2001....................................................... $ 1,365 $2,789
     2002.......................................................   1,162    459
     2003.......................................................     403    469
     2004.......................................................     190    495
     2005.......................................................      19    522
     Thereafter.................................................       9  3,599
                                                                 ------- ------
                                                                 $ 3,148 $8,333
                                                                 ======= ======

                               IXYS CORPORATION

7. COMMITMENTS AND CONTINGENCIES:

Commitments:

  IXYS rents certain of its facilities under operating leases which expire in 2004. IXYS is responsible for insurance and property taxes. Future minimum lease payments are as follows (in thousands):

   Fiscal year ending March 31,
     2001............................................................... $  313
     2002...............................................................    325
     2003...............................................................    338
     2004 and thereafter................................................    291
                                                                         ------
                                                                         $1,267
                                                                         ======

  Rent expense for fiscal years ended March 31, 1998, 1999 and 2000 amounted to $571,000, $358,000, and $388,000 respectively.

  As of March 31, 1999 and 2000, IXYS had cash deposits with a financial institution of $1,393,000 and $304,000 respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit.

  IXYS entered into a guaranty on December 6, 1999, in favor of Commerzbank AG to secure a loan in an amount of $2,500,000, granted by Commerzbank AG to IXYS Semiconductor GmbH.

Litigation

  On August 12, 1996, IXYS and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et. al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' stock between November 20, 1995 and March 22, 1996 (the "Class Period"). The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed. Plaintiffs have served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of four former employees of IXYS including Defendant Richard Veldhouse, former outside director Defendant Chian Lam and the analyst who covered IXYS for Smith Barney. Plaintiffs have noticed the depositions of Robert McClelland, Michael Gulett, IXYS' auditors and another former employee to take place in July and August of 2000. The Paradigm Defendants have served the plaintiffs with an initial set of discovery requests, to which plaintiffs have responded and have propounded further discovery requests, to which Plaintiffs have not responded. The Paradigm Defendants also took the depositions of the named plaintiffs.

  On February 9, 1998 the Court certified a class consisting only of California purchasers of IXYS' stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Court granted this motion on April 28, 1999. There can be no assurance that IXYS will be successful in the defense of this action. If unsuccessful in the defense of any such claim, IXYS' business, operating results and cash flows could be materially adversely affected.

                               IXYS CORPORATION

  On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against IXYS, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court of the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plantiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended compalint. Defendants renewed their motion to dismiss and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff then agreed to dismiss the appeal in exchange for defendants' agreement not to seek to recover defendants' costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action. The appeal was dismissed.

  IXYS is involved in various other litigation and potential claims. Due to the inherent uncertainty of litigation, management is not able to reasonably estimate losses that may be incurred in relation to this litigation. Although no assurance can be given as to the results of these cases, based on the present status, management does not believe that results of the aforementioned actions will have a material adverse effect on IXYS' financial condition or results of operations.

8. COMMON STOCK:

  On May 1, 1998, IXYS' stockholders approved a 10-for-1 reverse stock split of IXYS' common stock, such that every 10 shares shall be combined into one share of common stock. Common share and per share data for 1999 have been restated to reflect this stock split.

  A stock split was effected in September 1998 by IXYS' Board of Directors which approved a 1-for-15 reverse split of IXYS' common stock that was applicable to shareholders of record on June 16, 1998 and effective on September 23, 1998. References to share and per-share data for 1999 have been adjusted to give effect to this stock split.

Warrants:

  IXYS has outstanding warrants as follows:

                                                     Number of
                                                      Shares
                                                     Under the
   Expiration Date                                   Warrants   Exercise Price
   ---------------                                   --------- ----------------
   None............... Convertible into common stock    8,031  $14.70 per share
   April 2001......... Convertible into common stock  169,641  $ 0.86 per share

 Stock Purchase and Incentive Stock Option Plans:

  IXYS has a 1994 Stock Option Plan and a 1999 Equity Incentive Plan (the "Plans") under which incentive stock options may be granted not less than 85% of fair market value at the time of grant. The options once granted expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans.

                                IXYS CORPORATION

  Stock option activity under the Plans is summarized below (in thousands, except share data):

                                             Options Outstanding          Weighted
                            Shares     ---------------------------------  Average
                         Available for Number of                          Exercise
                             Grant      Shares    Exercise Price  Total    Price
                         ------------- ---------  --------------- ------  --------
Balances, March 31,
 1997...................         154     319,742  $ 0.017-$  7.61 $  100   $ 0.31
Options exercised.......                  (2,024) $  0.86-$  2.59    --    $ 0.13
Options canceled........      42,803     (42,803) $          6.92    (17)  $ 0.40
                          ----------   ---------  --------------- ------   ------
Balances, March 31,
 1998...................      42,957     274,915  $ 0.017-$  7.61     83   $ 0.30
New authorized..........     115,260                                   1   $ 0.15
Options granted.........     (99,900)    106,566  $3.7125-$3.3750    348   $3.481
Options exercised.......         --      (25,129) $ 0.017-$  0.86     (2)  $0.075
Options canceled........       3,905      (3,905) $ 0.017-$  4.32     (1)  $0.157
Options expired.........     (46,841)        --   $           --     --       --
                          ----------   ---------  --------------- ------   ------
Balances, March 31,
 1999...................      15,381     352,447  $ 0.017-$3.7125    429   $ 1.22
New authorized..........   2,500,000
Options granted.........  (1,395,000)  1,395,000  $  4.25-$  7.25  8,674   $ 6.22
Options exercised.......         --      (25,517) $  0.02-$  2.59    (32)  $ 1.24
Options canceled........      75,000     (75,000)    $  4.25         --       --
                          ----------   ---------  --------------- ------   ------
Balances, March 31,
 2000...................   1,195,381   1,646,930  $  0.017-$ 7.25 $8,753   $ 5.31
                          ==========   =========  =============== ======   ======

  Expired options in 1999 represents options under the pre-merger IXYS plan established in 1989 which ceased in fiscal year 1999.

                               IXYS CORPORATION

  Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in fiscal years 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, IXYS' net income and net income per share for fiscal years 1998, 1999 and 2000 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Year Ended March 31,
                                                         ----------------------
                                                          1998   1999     2000
                                                         ------ -------  ------
Net income (loss)--as reported.......................... $6,084 $(5,238) $6,899
                                                         ====== =======  ======
Net income (loss)--pro forma............................ $5,996 $(5,285) $6,146
                                                         ====== =======  ======
Net income (loss) per share--basic--as reported......... $ 0.09 $ (0.56) $ 0.58
                                                         ====== =======  ======
Net income (loss) per share--basic--pro forma........... $ 0.09 $ (0.56) $ 0.51
                                                         ====== =======  ======
Net income (loss) per share--diluted--as reported....... $ 0.09 $ (0.56) $ 0.56
                                                         ====== =======  ======
Net income (loss) per share--diluted--pro forma......... $ 0.03 $ (0.56) $ 0.49
                                                         ====== =======  ======


  In future years, annual compensation expense will vary relative to the vesting of options granted in those future years.

  In accordance with the provisions of SFAS 123, the fair value of each option is estimated using the Black-Scholes model using the following assumptions used for grants for the year ended March 31, 2000; dividend yield of 0%, volatility of 91%, risk-free interest rates of between 5.95% to 6.65% at the date of grant and an expected term of four years. The weighted-average fair value of options granted during 1999 and 2000 was $3.481and $6.678 per share, respectively.

  IXYS has sold 3,908,095 shares of common stock to certain members of IXYS' management under a restricted stock purchase agreement subject to IXYS' right of repurchase, which lapses ratably over five years. The shares were purchased through recourse promissory notes at a purchase price of $0.22 per share. Interest is due on the notes at a rate of 5.79% per annum, with the balance outstanding due in full November 2000. At March 31, 1999 and 2000, 72,550 shares and zero shares of common stock are subject to IXYS' right of repurchase, respectively.

  In May 1999, the Company approved an Employee Stock Purchase Plan ("Purchase Plan"). There are 250,000 shares of common stock reserved for issuance under the Purchase Plan. As of March 31, 2000, there were no purchases made under the Purchase Plan.

9. EMPLOYEE SAVINGS AND RETIREMENT PLAN:

  IXYS has a 401K plan, known as the "IXYS Corporation and Subsidiary Employee Savings and Retirement Plan." Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately. For the years ended March 31, 1998, 1999 and 2000, IXYS contributed $96,000, $113,000 and $129,000, respectively.

10. PENSION PLANS:

  Employees of IXYS GmbH participate in a number of employee retirement plans, including a defined benefit pension plan, the benefits for which will be paid out of the general assets of IXYS GmbH, as well as other government sponsored retirement plans to which IXYS GmbH and eligible employees are required to contribute.

                               IXYS CORPORATION

  In addition to providing income at retirement, many of these plans also provide survivor, termination and disability benefits. The defined benefits pension plan covers substantially all employees and benefits are based on years of service and the employees' compensation.

  Pension expense for the defined benefit pension plan was as follows at March 31, (in thousands):

                                                                 1998 1999 2000
                                                                 ---- ---- ----
   Service cost of the current period........................... $ 94 $111 $107
   Interest cost on the projected benefit obligation............  337  312  314
                                                                 ---- ---- ----
   Pension expense.............................................. $431 $423 $421
                                                                 ==== ==== ====

  In Germany there are no legal requirements to fund the pension obligation by transferring cash to an outside funding agency. Consequently, the defined benefit pension plan is unfunded.

  The following table sets forth the actuarial present value of benefit obligations and funded status for the defined benefit pension plan (in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
   Actuarial present value of benefit obligation:
     Vested benefit obligation................................... $5,248 $4,726
     Nonvested benefit obligation................................    104     89
                                                                  ------ ------
                                                                   5,352  4,815
   Additional benefits related to future compensation levels.....     36     40
                                                                  ------ ------
   Projected benefit obligation.................................. $5,388 $4,855
                                                                  ====== ======

  The actuarial computations calculated at March 31, 1999 and 2000 assume a discount rate used to measure the projected benefit obligation of 3%, and the rate of increase in future compensation levels of 3%.

11. INCOME TAXES:

  Income (loss) before income tax provision consists of the following (in thousands):

                                                         Year Ended March 31,
                                                        ------------------------
                                                         1998    1999     2000
                                                        ------- -------  -------
   Domestic............................................ $ 8,250 $(3,260) $ 9,149
   International.......................................   2,063     105    1,638
                                                        ------- -------  -------
                                                        $10,313 $(3,155) $10,787
                                                        ======= =======  =======

                               IXYS CORPORATION

  IXYS' provision for income taxes consists of the following (in thousands):

                                                        Year Ended March 31,
                                                       ------------------------
                                                        1998     1999     2000
                                                       -------  -------  ------
   Current:
     Federal.......................................... $  (175) $   234  $2,867
     State............................................    (398)     (40)    643
     Foreign..........................................    (904)     (44)    672
                                                       -------  -------  ------
                                                        (1,477)     150   4,182
                                                       -------  -------  ------
   Deferred:
     Federal..........................................  (2,590)  (2,042)   (220)
     State............................................    (147)    (191)    (74)
     Foreign..........................................     (15)
                                                       -------  -------  ------
                                                        (2,752)  (2,233)   (294)
                                                       -------  -------  ------
       Total income tax provision/(benefit)........... $(4,229) $(2,083) $3,888
                                                       =======  =======  ======

  IXYS' effective tax rate differs from the statutory federal income tax rate for the years ended March 31, as shown in the following table:

                                                                1998  1999   2000
                                                                ----  ----   ----
   Statutory federal income tax (benefit) rate.................  34%  (34)%   34%
   State taxes, net of federal tax benefit.....................   4     4      4
   Foreign taxes at higher rates...............................   2     1      1
   Acquired technology.........................................        94
   Other items.................................................   1     1     (3)
                                                                ---   ---    ---
   Effective tax rate..........................................  41%   66%    36%
                                                                ===   ===    ===

  The effective tax rate of 66% in fiscal year 1999 includes the one-time non-tax deductible write-off of $10.4 million in connection with the reverse acquisition of Paradigm. Without the write-off, tax rate would approximate 29%.

  The components of net deferred income tax assets are as follows (in thousands):

                                                                  March 31,
                                                                ---------------
                                                                 1999     2000
                                                                -------  ------
   Deferred tax assets:
     Other liabilities and accruals............................ $ 1,117  $1,446
     Depreciable assets........................................     538   1,380
     Net operating loss carryforwards..........................   4,283      --
     Research and development tax credit carryforward..........     504      --
     Alternative minimum tax carryforward......................     342     124
   Less valuation on allowance.................................  (4,128)     --
                                                                -------  ------
   Net deferred tax asset...................................... $ 2,656  $2,450
                                                                =======  ======

  At March 31, 2000, IXYS had federal alternative minimum tax credit carryforwards of approximately $125,000. The alternative minimum tax credit carryforwards can be carried forward indefinitely.

                               IXYS CORPORATION

  There were no significant export sales from the U.S. during the years ended March 31, 1998, 1999 or 2000.

12. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

  Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                        Year Ended March 31,
                                                      -------------------------
                                                        1998    1999     2000
                                                      -------- -------  -------
   BASIC:
     Weighted-average shares........................    65,501   9,373   11,985
     Net income (loss)..............................  $  6,084 $(5,238) $ 6,899
                                                      -------- -------  -------
     Net income (loss) per share....................  $   0.09 $ (0.56) $  0.58
                                                      ======== =======  =======
   DILUTED:
     Weighted-average shares........................    65,501   9,373   11,985
     Restricted stock subject to repurchase.........     3,234              --
     Common equivalent shares from stock options and
      warrants......................................    21,721              428
     Common equivalent shares from preferred stock..   111,410              --
                                                      -------- -------  -------
     Shares used in per share calculation...........   201,866   9,373   12,413
                                                      ======== =======  =======
     Net income (loss)..............................  $  6,084 $(5,238) $ 6,899
                                                      ======== =======  =======
     Net income (loss) per share....................  $   0.03 $ (0.56) $  0.56
                                                      ======== =======  =======

13. SEGMENT AND GEOGRAPHIC INFORMATION

  IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies
(SMPS)) and medical electronics. IXYS' sales by major geographic area (based on destination) were as follows:

                                                          Year Ended March 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
   North America:
     United States...................................... $21,134 $23,734 $28,987
                                                         ------- ------- -------
       Total North America.............................. $21,134 $23,734 $28,987
   Europe...............................................  29,239  36,054  36,463
   Japan................................................     953     480     569
   Asia Pacific.........................................   5,530   6,255  10,608
                                                         ------- ------- -------
       Total............................................ $56,856 $66,523 $76,627
                                                         ======= ======= =======

  For the financial year ended March 31, 2000, a single customer contributed to 11% of IXYS' sales. There was no single end customer providing more than 10% of IXYS' sales for years ended March 31, 1998 and 1999.

                               IXYS CORPORATION

14. FOREIGN OPERATIONS:

  IXYS' foreign operations consist of those of its subsidiary IXYS GmbH in Germany. The following table summarizes the sales, income and total assets of IXYS' U.S. and German operations (in thousands):

                                                         Year Ended March 31,
                                                       -------------------------
                                                         1998    1999     2000
                                                       -------- -------  -------
   Sales:
     IXYS GmbH........................................ $ 35,722 $36,534  $38,272
     IXYS U.S.........................................   21,134  29,989   38,355
                                                       -------- -------  -------
                                                       $ 56,856 $66,523  $76,627
                                                       ======== =======  =======
   Net Income (Loss):
     IXYS GmbH........................................ $  2,010 $(1,438) $   925
     IXYS U.S.........................................    4,074  (3,800)   5,974
                                                       -------- -------  -------
                                                        $ 6,084 $(5,238) $ 6,899
                                                       -------- -------  -------
   Total Assets:
     IXYS GmbH........................................ $ 27,008 $26,503  $21,056
     IXYS U.S.........................................   27,332  32,229   41,989
                                                       -------- -------  -------
                                                       $ 54,340 $58,732  $63,045
                                                       ======== =======  =======

  There were no significant export sales for the U.S. during the years ended March 31, 1998, 1999 and 2000.

15. RECENT LEGAL PROCEEDINGS

  On June 22, 2000, International Rectifier Corporation ("IR") filed but has not served an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain IXYS products sold in the United States, "including but not necessarily limited to" four IXYS Power MOSFET parts (IXFX55N50; IXFH21N50; IXFH35N30; and IXTH24N50), infringe one or more of the following IR patents U.S. Patent Nos. 4,959,699 (Reexamination Certificates issued October 12, 1993 and January 19,
1999); 5,008,725 (Reexamination Certificates Issued January 12, 1993); 5,130,767; 4,642,666; and 4,705,759. IXYS is in the process of evaluating these allegations.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not Applicable.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required is hereby incorporated by reference from the information contained in IXYS' definitive Proxy Statement with respect to IXYS' Annual Meeting of Stockholders, filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") under the headings "Nominees" and "Executive Officers".

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports On Form 10-K

  (a) The following documents are filed as part of this Report on Form 10-K:

    (1) Financial Statements:

    Report of PricewaterhouseCoopers LLP, Independent Accountants
    Consolidated Balance Sheets
    Consolidated Statement of Operations
    Consolidated Statement of Stockholders' Equity/(Deficit)
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

  (b) Financial Statement Schedules

REPORT OF INDEPENDENT ACCOUNTANTS OF FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of IXYS Corporation

In connection with our audits of the consolidated financial statements IXYS Corporation of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, which consolidated financial statements are included in this form 10-K, we have also audited the financial statement schedule listed in Item 14(b) herein. In our opinion this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 10, 2000

    Valuation and Qualifying Accounts and Reserve (in thousands)

                                                                      Balance
                                    Balance at                        at end
                                    beginning   Additions/              of
                                    of period  (Deductions) Write-off period
                                    ---------- ------------ --------- -------
     Allowance for doubtful
      accounts:
       Year ended March 31, 1998...   $1,462      $ (904)             $  558
       Year ended March 31, 1999...   $  558      $   42              $  600
       Year ended March 31, 2000...   $  600      $  827              $1,427
     Allowance for inventories:
       Year ended March 31, 1998...   $4,101      $  409              $4,510
       Year ended March 31, 1999...   $4,510      $1,517              $6,027
       Year ended March 31, 2000...   $6,027      $ (303)     $(800)  $4,924

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

     3.1     Amended and Restated Certificate of Incorporation of the
             Registrant. (1)

     3.2     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding increased authorization and reverse stock split). (2)

     3.3     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding name change). (2)

     4.2     Amended and Restated Bylaws of the Registrant. (3)

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

    10.4     Lampertheim Contractual Purchase Deed and Conveyance, dated as of
             February 26, 1997. (1)

    10.5 Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch. (1)

    10.6 Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West. (1)

    10.7     Form of Indemnity Agreement between IXYS and its directors. (3)

    10.8     The Paradigm 1994 Stock Option Plan, as amended. (3)


10.9   The IXYS 1999 Equity Incentive Plan. (4)

10.10  The IXYS 1999 Employee Stock Purchase Plan. (4)

10.11  The IXYS 1999 Non-Employee Directors' Equity Incentive Plan. (4)

10.12  Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of
       September 30, 1998. (4)

10.13  Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea
       Brown Boveri, Inc., dated September 23, 1998. (2)

23.1   Consent of PricewaterhouseCoopers LLP.

24.1   Power of Attorney. (6)

27.1   Financial Data Schedule.

  (b) Financial Statement Schedules.

  (c) IXYS has filed no reports on Form 8-K during the last quarter of this fiscal year.
--------
(1) Filed as an Annex or Exhibit to the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (333-57003) and incorporated herein by reference.
(2) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference.
(4) Filed on an Exhibit to the Annual Report on Form 10-K for year ended March 31, 1999 and incorporated herein by reference.
(5) Filed on an Exhibit to Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference.
(6) Included in the signature page of this Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2000

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

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Nathan Zommer            President, Chief Executive    June 28, 2000
______________________________________  Officer and Chairman
            Nathan Zommer               (Principal Executive
                                        Officer) and Director

        /s/ Arnold P. Agbayani         Vice President, Finance &     June 28, 2000
______________________________________  Administration and Chief
          Arnold P. Agbayani            Financial Officer
                                        (Principal Financial
                                        Officer)

           /s/ Samuel Kory             Director                      June 28, 2000
______________________________________
             Samuel Kory

         /s/ Andreas Hartmann          Director                      June 28, 2000
______________________________________
           Andreas Hartmann

                                 EXHIBIT INDEX

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

     3.1     Amended and Restated Certificate of Incorporation of the
             Registrant. (1)

     3.2     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding increased authorization and reverse stock split). (2)

     3.3     Certificate of Amendment to Amended and Restated Certificate of
             Incorporation (regarding name change). (2)

     4.2     Amended and Restated Bylaws of the Registrant. (3)

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

    10.4     Lampertheim Contractual Purchase Deed and Conveyance, dated as of
             February 26, 1997. (1)

    10.5 Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch. (1)

    10.6 Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West. (1)

    10.7     Form of Indemnity Agreement between IXYS and its directors. (3)

    10.8     The Paradigm 1994 Stock Option Plan, as amended. (3)

    10.9     The IXYS 1999 Equity Incentive Plan. (4)

    10.10    The IXYS 1999 Employee Stock Purchase Plan. (4)

    10.11    The IXYS 1999 Non-Employee Directors' Equity Incentive Plan. (4)

    10.12    Amendment of Lease by and between Mission West Properties, L.P.
             and IXYS Corporation, dated as of September 30, 1998. (4)

    10.13    Registration and Stockholder Rights Agreement, by and between
             IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated
             September 23, 1998. (2)

    23.1     Consent of PricewaterhouseCoopers LLP.

    24.1     Power of Attorney. (6)

    27.1     Financial Data Schedule.

--------
(1) Filed as an Annex or Exhibit to the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (333-57003) and incorporated herein by reference.
(2) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference.
(4) Filed on an Exhibit to the Annual Report on Form 10-K for year ended March 31, 1999 and incorporated herein by reference.
(5) Filed on an Exhibit to Quarterly Report on Form 10-Q for the period ended December 31, 1999 and incorporated herein by reference.
(6) Included in the signature page of this Report on Form 10-K.