Form 10-K405/A
period 2000-03-31
IXYS CORP /DE/
filed 2000-07-31
CIK 945699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to               .

                        Commission file number 001-14165

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------


                    None

          Securities registered pursuant to Section 12(g) of the Act:
                                (Title of class)

                          Common Stock, $.01 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000 was approximately $159,443,614.75.* The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 is 12,178,383.
--------
* Based on a closing price of $53.375 per share of the Registrants' Common Stock on June 30, 2000 held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the of the registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS..........................................................   1


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   2

ITEM 11. EXECUTIVE COMPENSATION...........................................   4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   9

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Common Stock of IXYS trades publicly on the Nasdaq Small Cap Market. Prior to the merger transaction between Paradigm and IXYS in September 1998, the Common Stock of IXYS traded under the symbol PRDM. In September 1998, following the merger, IXYS commenced trading on the Nasdaq Small Cap Market under the symbol SYXI. IXYS has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. As of May 31, 2000, there were approximately 174 holders of record of IXYS' Common Stock.

   The table below sets forth the range of quarterly high and low closing sales prices for IXYS' Common Stock on the Nasdaq Market.

                                                               High     Low
                                                               ----     ---
     Fiscal Year ended March 31, 1999
     First Quarter............................................  2 1/2      1/4
     Second Quarter........................................... 10 1/2      3/16
     Third Quarter............................................  6 1/2    1 1/4
     Fourth Quarter...........................................  3 3/4    2 1/4

                                                               High     Low
                                                               ----     ---
     Fiscal Year ended March 31, 2000
     First Quarter............................................  4 7/8    2 1/2
     Send Quarter.............................................  8 1/2    4
     Third Quarter............................................  7 1/4    3 3/16
     Fourth Quarter........................................... 21 3/16   5 7/8

   During the fiscal year ended March 31, 2000, we issued 43,972 unregistered shares of IXYS Common Stock pursuant to the net exercise of outstanding warrants for a total exercise price of approximately $119,603. Because the warrants were exercised by net exercise, IXYS did not receive any cash proceeds in connection with the exercise of the warrants. The sales of such shares were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about IXYS.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The current directors and executive officers of IXYS Corporation ("IXYS" or the "Company") are as follows:

               Name              Age    Position
               ----              ---    --------
   Nathan Zommer...............   52 Chairman of the Board, President and Chief
                                     Executive Officer
   Arnold Agbayani.............   55 Vice President, Finance and Administration
                                     and Chief Financial Officer, Director and
                                     Secretary
   Peter Ingram................   51 Vice President, European Operations
   Kevin McDonough.............   49 Vice President, U.S. Operations
   Andreas Hartmann............   56 Director
   Samuel Kory.................   57 Director
   S. Joon Lee.................   61 Director
   Donald L. Feucht............   66 Director

   On July 6, 2000, the IXYS board of directors (the "IXYS Board"), acting by unanimous written consent, increased the size of the IXYS Board from four members to six members and elected Dr. S. Joon Lee and Dr. Donald L. Feucht to fill the newly created vacancies on the IXYS Board. At the Annual Meeting of Stockholders, therefore, a board of six directors will be elected. The term of office of each person elected as a director will continue until the next Annual Meeting of Stockholders or until a successor has been elected and qualified. All of the nominees are presently directors of IXYS, and their information, in addition to information regarding IXYS' executive officers, is set forth below.

   Dr. Nathan Zommer, the founder of IXYS, has served as a member of the board of directors since IXYS Corporation's inception in 1983, and has served as Chairman of the Board and President and Chief Executive Officer of IXYS since March 1993. From 1984 to 1993, Dr. Zommer served as the Executive Vice President of IXYS. Prior to joining IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received B.S. and M.A. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie-Mellon University.

   Mr. Arnold Agbayani has served as Vice President, Finance and Chief Financial Officer, Secretary and Director at IXYS since 1993. From 1989 to 1993, he served as Controller of IXYS. Prior to joining IXYS, Mr. Agbayani held various financial positions with National Semiconductor, Fairchild Camera and Instruments, ATARI, Inc. and Frito-Lay, Inc. Mr. Agbayani received a B.S. in Finance and an MBA from Roosevelt University of Chicago.

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

   Mr. Kevin McDonough has served as Vice President of U.S. Operations of IXYS since 1999. From 1998 to 1999, he served as Director of Quality Assurance and Product Engineering for IXYS. From 1995 to 1998 Mr. McDonough served as Manager of Wafer Fab Foundries for Advanced Micro Devices. From 1994 to 1995 Mr. McDonough served as Vice President of Operations for Redwood Microsystems. Mr. McDonough was also employed by IXYS between 1990 and 1994 as Director of Operations and Quality Assurance. Mr. McDonough received his B.S. in Science from the University of California at Davis and his MBA from Oregon State University.

   Mr. Andreas Hartmann has served as a member of the board of directors since November 1998. Since 1990 he has served as Assistant General Counsel and Vice President of ABB AG. Mr. Hartmann received his degree in law from Erlangen Nurnberg University in 1970 and his degree in law from the Ministry of Justice of the State of Bavaria in 1973.

   Mr. Samuel Kory has served as a member of the board of directors since November 1999. In 1988, he founded Samuel Kory Associates, a management consulting firm. Since founding the firm, Mr. Kory has served as the firm's sole proprietor and principal as well as a consultant for the firm. Mr. Kory received his B.S.M.E. from Pennsylvania State University in 1965.

   Dr. S. Joon Lee has served as a member of the board of directors since July 2000. Since 1990, Mr. Lee has served as President of Omni Electronics, Inc. Dr. Lee also served as President of Adaptive Logic, Inc. from 1991 until 1996. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

   Dr. Donald L. Feucht has served as a member of the board of directors since July 2000. Dr. Feucht retired in 1998. From 1992 until his retirement, he served as Vice President for Operations for Associated Western Universities, Inc. He was employed as a Program Management Specialist for EG&G Rocky Flats, Inc. from 1990 until 1992. Dr. Feucht received his B.S. degree in Electrical Engineering from Valparaiso University. He holds M.S. and Ph.D. degrees in Electrical Engineering from Carnegie Mellon University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of IXYS. Officers, directors and greater than 10 percent stockholders are required by Commission regulation to furnish IXYS with copies of all Section 16(a) forms they file.

   To our knowledge, based solely on a review of the copies of such reports furnished to IXYS and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Director And Executive Compensation

   Directors currently receive no cash compensation from IXYS for their services as members of the IXYS Board, but are reimbursed for certain expenses in connection with attendance at IXYS Board and Committee meetings. IXYS' 2000 Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan"), effective during fiscal 2000, provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by the IXYS Board. These options vest over a period of time, to be determined in each case by the IXYS Board, so long as the optionee remains a non-employee director of IXYS.

   The following table sets forth certain compensation awarded or paid by IXYS during the fiscal year ended March 31, 2000 to its President and Chief Executive Officer and IXYS' other executive officers who earned more than $100,000 during the fiscal year ended March 31, 2000 (collectively, the Named Executive Officers):

                           Summary Compensation Table

                                                                           Long-term
                                                                          Compensation
                                                                             Awards
                                                                          ------------
                                Annual Compensation                        Securities
        Name and              -----------------------    Other Annual      Underlying   All Other
   Principal Position    Year Salary ($) Bonus ($)(1) compensation ($)(2) Options (#)  Compensation
   ------------------    ---- ---------- ------------ ------------------- ------------ ------------
Nathan Zommer........... 2000  $357,420    $124,300         $15,605         240,000      $ 2,110(3)
 President and Chief     1999   200,004     257,700          16,597          31,300       11,607(4)
 Executive Officer


Arnold Agbayani......... 2000   189,190      48,000          12,693          20,000        2,830(3)
 Secretary, Vice         1999   128,004     171,600          15,238          17,400       10,229(5)
 President, Finance and
 Administration and
 Director


Richard S. Fassler(6)... 2000   111,907      43,013             --              --           --
 Former Vice President,  1999   100,848      28,411           7,800           7,000          --
 Sales and Marketing


Peter H. Ingram......... 2000   154,578      19,294           1,752          90,000          --
 Vice President,         1999   153,961      25,851           6,893          12,200          --
 European Operations


Kevin McDonough......... 2000   120,346       3,000             --          120,000          --
 Vice President, U.S.    1999   110,822       3,000             --            4,300          --
 Operations

--------
(1.) Represents annual bonus earned for 2000 performance.
(2.) Represents car allowance.
(3.) Represents amount paid for group term life insurance.
(4.) Includes $2,110 group term life insurance and $9,497 tax gross-up paid by the Company.
(5.) Includes $2,830 group term life insurance and $7,399 tax gross-up paid by the Company.
(6.) Mr. Fassler left the Company in January 2000.

                       Option Grants In Last Fiscal Year

                                                                         Potential
                                                                    Realizable Value at
                                                                      Assumed Annual
                            # of    # of Total                        Rates of Stock
                         Securities  Options                        Price Appreciation
                         Underlying Granted in Exercise                for Term (3)
                          Options     Fiscal   Price Per Expiration -------------------
          Name            Granted    Year (1)  Share (2)    Date       5%       10%
          ----           ---------- ---------- --------- ----------    --    ----------
Nathan Zommer...........  240,000      16.3%    $4.675    11/18/09  $706,860 $1,783,980
 President and Chief
 Executive Officer

Arnold Agbayani.........   20,000       1.4       4.25    11/18/09    53,550    135,150
 Secretary, Vice
 President, Finance and
 Administration

Richard Fassler.........   70,000       4.8       4.25    11/18/00   187,425    473,025
 Former Vice President,
 Sales and Marketing

Peter H. Ingram.........   30,000       2.0       4.25    11/18/09    80,325    202,725
 Vice President,           34,628       2.4       7.25     1/20/10   158,163    399,174
 European Operations       25,372       1.7       7.25     1/20/10   115,886    292,475

Kevin McDonough.........   35,000       2.4       4.25    11/18/09    93,712    236,512
 Vice President, U.S.      35,002       2.4       7.25     1/20/10   159,871    403,485
 Operations                49,998       3.4       7.25     1/20/10   228,365    576,351

--------
(1.) Based on an aggregate of 1,470,000 options granted to employees and consultants of IXYS in fiscal 2000 including the Named Executive Officers. (2.) Exercise prices are equal to the closing price of IXYS Common Stock on the Nasdaq Small Cap Market on the date of grant, except Mr. Zommer's option was priced 10% above such closing price.
(3.) The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future IXYS Common Stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth information with respect to the number of securities underlying unexercised options held by the Named Executive Officers as of March 31, 2000 and the value of unexercised in-the-money options as of March 31, 2000:

                         Number of                Number of Securities     Value of Unexercised In-The
                          Shares                 Underlying Unexercised    Money Options at March 31,
                         Acquired               Options at March 31, 2000           2000 (2)
                            On        Value     ------------------------- -----------------------------
          Name           Exercise  Realized (1) Exercisable Unexercisable Exercisable Unexercisable (1)
          ----           --------- ------------ ----------- ------------- ----------- -----------------
Nathan Zommer...........    --         --         99,905       265,040     $675,676      $2,379,777
 President and Chief
 Executive Officer

Arnold Agbayani.........    --         --         33,759        35,511      236,995         338,654
 Secretary, Vice
 President, Finance

Richard Fassler.........    --         --            --            --           --              --
 Former Vice President,
 Sales and Marketing

Peter A. Ingram.........    --         --         21,642       100,512      186,424         762,604
 Vice President,
 European Operations

Kevin McDonough.........    --         --            860        88,440        8,762         897,607
 Vice President, U.S.
 Operations

--------
(1.) The value realized is based on the fair market value of IXYS Common Stock on the date of exercise minus the exercise price.
(2.) The valuations are based on the fair market value of IXYS Common Stock on March 31, 2000 of $13.563 minus the exercise price of the options.

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

Compensation Committee Interlocks and Insider Participation

   The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on the compensation committee of IXYS. IXYS does not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 2000, the Compensation Committee was comprised entirely of non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

   The following sets forth certain information regarding the ownership of IXYS Common Stock as of June 30, 2000 by (i) each person who is known to IXYS to beneficially own 5% or more of IXYS Common Stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers of IXYS as a group.

                                                                Beneficial
                                                               Ownership(1)
                                                           --------------------
                                                           Number of Percent of
         Beneficial Owner                                   Shares     Shares
         ----------------                                  --------- ----------
   Entities Affiliated with ABB AG(2)..................... 5,421,911    44.4%
    6800 Manheim
    31 Kallstadter Strasse
    Germany

   Nathan Zommer(3)....................................... 3,487,236    28.3
    3540 Bassett Street
    Santa Clara, CA 95054

   Arnold P. Agbayani(4)..................................   302,841     2.5

   Richard S. Fassler.....................................     6,811     *

   Peter H. Ingram(5).....................................   207,830     1.7

   Kevin McDonough(6).....................................     8,027     *

   Andreas Hartmann(2).................................... 5,421,911    44.4

   Samuel Kory............................................       --      --

   S. Joon Lee............................................       --      --

   Donald L. Feucht.......................................       --      --

   All directors and executive officers
    as a group (9 persons)(7)............................. 9,434,656    76.0

--------
 *Represents less than 1%.
(1.) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 12,178,383 shares of IXYS Common Stock outstanding on June 30, 2000, adjusted as required by rules promulgated by the SEC. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2000.
(2.) Includes 5,056,193 shares held by ABB AG, 308,750 shares held by ASEA
     Brown Boveri Inc. ("ABB Inc."), 19,268 shares held by ASEA-Harvest Partners I and 12,813 shares held by ASEA-Harvest Partners II. Also includes 24,887 shares which an entity affiliated with ABB AG has the right to acquire pursuant to a warrant exercisable within 60 days of June 30, 2000. Mr. Hartmann disclaims beneficial ownership of the ABB Shares. Mr. Hartmann is a Vice President of ABB AG and may be deemed to exercise voting power with respect to the ABB Shares.

(3.) Includes an aggregate of 2,600 shares held in trusts for Mr. Zommer's children. Also includes 145,819 shares Mr. Zommer has the right to acquire pursuant to options exercisable within 60 days of June 30, 2000.
(4.) Includes 41,025 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of June 30, 2000.
(5.) Includes 24,253 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of June 30, 2000.
(6.) Includes 7,523 shares Mr. McDonough has the right to acquire pursuant to options exercisable within 60 days of June 30, 2000.
(7.) See footnotes 1 through 6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

   On September 14, 1995, the IXYS Board authorized stock grants (the "1995 Management Stock Awards"), made pursuant to certain Stock Purchase Agreements, to Dr. Zommer, Mr. Agbayani, Richard Fassler, Yoram Hirsch, Peter Ingram, and Robert Kane (each referred to as an "IXYS Executive" and collectively referred to as "IXYS Executives"). Pursuant to the terms of such agreements, if an IXYS Executive voluntarily terminates his employment with IXYS or is terminated for cause (the "Termination"), IXYS has the right to repurchase from such IXYS Executive any or all of his shares that remain unvested on the Termination Date. In connection with the 1995 Management Stock Awards, an aggregate of 3,908,094 shares of IXYS Common Stock were granted at a price of $0.23 per share to the IXYS Executives. Such shares were paid for by the IXYS Executives with recourse promissory notes and vest on a five-year schedule. As of January 1, 1998, Dr. Zommer's and Mr. Agbayani's shares had fully vested. As of December 31, 1999, Mr. Fassler's and Mr. Ingram's shares had fully vested. In connection with Mr. Hirsch's and Mr. Kane's departures from IXYS, IXYS exercised its purchase option with respect to 29,606 and 20,302 shares respectively, pursuant to the terms of the Stock Purchase Agreements. See also "Item 11. Executive Compensation."

   IXYS has entered into indemnity agreements with certain officers and directors which provide, among other things, that IXYS will indemnify such officer or director, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of IXYS, and otherwise to the full extent permitted under Delaware law and the Amended and Restated Bylaws of IXYS. See also "Item 11. Executive Compensation-- Compensation Committee Interlocks and Insider Participation."

   ABB AG is a principal stockholder of IXYS. In fiscal 2000, IXYS generated revenues of $653,000 from sales of products to ABB AG and to ABB AG's affiliates for use as components in their products.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IXYS Corporation

                                                 /s/ Arnold P. Agbayani
                                          By: _________________________________
                                                   Arnold P. Agbayani
                                               Vice President, Finance and
                                                     Chief Financial
                                                  Officer and Secretary

Dated: July 31, 2000