Form 10-Q
period 2000-06-30
IXYS CORP /DE/
filed 2000-08-10
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                              ENDED JUNE 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                                 FROM        TO

                        COMMISSION FILE NUMBER 000-26124

                                IXYS CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                770140882
     (State or other jurisdiction of        (I.R.S. Employer Identification
      incorporation or organization)                      No.)

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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 12,236,348.

                                     INDEX

PART I.       FINANCIAL INFORMATION...........................................................................   3
              ITEM 1.    FINANCIAL STATEMENTS.................................................................   3
              CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................   3
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................................   4
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.......................................   5
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................   6
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................   7
              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS..................................................  10
              ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK.....................................  13
PART II.      OTHER INFORMATION...............................................................................  14
              ITEM 1.    LEGAL PROCEEDINGS....................................................................  14
              ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................................  15
              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................................................  15
              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  15
              ITEM 5.    OTHER INFORMATION....................................................................  15
              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................  15
SIGNATURES....................................................................................................  16

                        PART I.   FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  March 31,           June 30,
                                                                    2000                2000
                                                                  ----------         -----------
                                                                                     (Unaudited)
                       ASSETS
Cash and cash equivalents..................................        $ 9,759             $12,892
Trade accounts receivable, net.............................         16,863              16,512
Inventories, net...........................................         21,477              24,022
Other current assets.......................................            585                 751
Deferred income taxes......................................          1,627               1,627
                                                                  ---------           ---------
     Total current assets..................................         50,311              55,804
                                                                  ---------           ---------
Property and equipment, net................................         10,175              10,762
Goodwill and other intangible assets, net..................            231               2,417
Other......................................................          1,546               1,634
Deferred income taxes......................................            782                 782
                                                                  ---------           ---------
     Total assets..........................................        $63,045             $71,399
                                                                  ---------           ---------

      LIABILITIES AND STOCKHOLDERS' LIABILITIES

Current portion, capital leases............................        $ 1,365             $ 1,735
Current portion, long term debt............................          2,789               2,794
Accounts payable...........................................          5,467               5,167
Other accrued liabilities..................................         10,345              11,943
                                                                  ---------           ---------
     Total current liabilities.............................         19,966              21,639
Long term capital leases...................................          1,783               2,114
Long term debt.............................................          5,544               5,484
Pension obligations........................................          4,855               4,903
                                                                  ---------           ---------
     Total liabilities.....................................         32,148              34,140
                                                                  ---------           ---------
Common stock...............................................            120                 120
Additional paid-in capital.................................         43,324              46,286
Notes receivable from employees............................           (861)               (861)
Cumulative translation adjustment..........................         (1,988)             (2,281)
Accumulated deficit........................................         (9,698)             (6,005)
                                                                  ---------           ---------
     Total stockholders' equity............................         30,897              37,259
                                                                  ---------           ---------
     Total liabilities and stockholders' equity............        $63,045             $71,399
                                                                  =========           =========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                               Three Months Ended June 30,
                                                             --------------------------------
                                                                  1999               2000
                                                             -------------       ------------
                                                                        (Unaudited)
Net Sales.................................................       $17,072             $23,274
Cost of sales.............................................        11,430              15,053
                                                                ---------           ---------
   Gross profit...........................................         5,642               8,221
                                                                ---------           ---------
Operating expenses
  Research and development................................         1,255               1,164
  Selling, general and administrative.....................         2,697               2,897
  Amortization of intangibles.............................           116                 135
                                                                ---------           ---------
   Total operating expenses...............................         4,068               4,196
                                                                ---------           ---------
Operating income..........................................         1,574               4,025
Other, net................................................           (29)              1,933
                                                                ---------           ---------
Income before income tax provision........................         1,545               5,958
Income tax provision......................................          (383)             (2,264)
                                                                ---------           ---------
   Net income.............................................       $ 1,162             $ 3,694
                                                                =========           =========
Net income available for common stockholders per share:
  Basic...................................................       $  0.10             $  0.31
                                                                =========           =========
  Diluted.................................................       $  0.10             $  0.30
                                                                =========           =========
Shares used in computing per share amounts:
  Basic...................................................        11,966              11,992
                                                                ---------           ---------
  Diluted.................................................        11,975              12,195
                                                                ---------           ---------



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                        Three Months Ended
                                                             June 30,
                                                     ----------------------
                                                      1999            2000
                                                     -------         ------
                                                           (Unaudited)

Net income.........................................    $1,162         $3,694
Other comprehensive income, net of tax:
 Foreign currency translation adjustments..........       (69)          (111)
                                                      ---------      ---------
Comprehensive income...............................    $1,093         $3,583





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1999              2000
                                                                                -----------       ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net income........................................................             $ 1,162              $ 3,694
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................                 766                  819
     Provision for bad debts........................................               1,323                  847
     Provision for excess and obsolete inventory....................                 310                  103
     Loss on foreign currency translation...........................                  12                 (439)
  Changes in operating assets and liabilities:
     Accounts receivable............................................              (2,257)                (276)
     Inventories....................................................                 909               (2,289)
     Prepaid expenses and other current assets......................                (103)              (1,028)
     Other assets...................................................                  78                  768
     Accounts payable...............................................                (557)                (447)
     Accrued expenses and other liabilities.........................              (1,043)                (695)
     Income tax payable.............................................                 473                2,405
     Pension liabilities............................................                   -                   29
                                                                               ----------           ----------
          Net cash provided by operating activities.................               1,073                3,491
                                                                               ----------           ----------

Cash flows used in investing activities:
  Acquisition of Directed Energy, Inc., cash acquired...............                   -                  135
  Purchase of plant and equipment...................................                (640)              (1,546)
                                                                               ----------           ----------
       Net cash used in investing activities........................                (640)              (1,411)
                                                                               ----------           ----------

Cash flows from financing activities:
  Proceeds from capital lease obligations...........................                 672                  671
  Proceeds from notes payable.......................................                  35                    -
  Principal payments on capital lease obligations...................                (789)                   -
  Repayment of notes payable to bank................................                   -                  (91)
  Proceeds from exercise of options.................................                   -                  162
                                                                               ----------           ----------
     Net cash provided by financing activities......................                 (82)                 742
                                                                               ----------           ----------
  Effect of foreign exchange rate  fluctuations on cash and cash
  equivalents......................................................               (1,280)                 311
                                                                               ----------           ----------

     Net increase in cash and cash equivalents......................                (929)               3,133
Cash and cash equivalents at beginning of period....................               8,480                9,759
                                                                               ----------           ----------
Cash and cash equivalents at end of period..........................             $ 7,551              $12,892
                                                                               ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
  Common stock issued for Directed Energy, Inc. net assets..........                                  $ 2,800


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Condensed Consolidated Financial Statements

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of IXYS Corporation ("IXYS" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.  Foreign Currency Translation

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

4.  Reclassifications

  Certain reclassifications have been made to prior quarter balances to conform to current quarter classifications.

5.  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

  In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS NO. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operation.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We are required to adopt SAB 101 in the second quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1. 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of this interpretation is not expected to have a material effect on the financial position or results of operations of the Company.

6.  Comprehensive Income:

  The only component of comprehensive income for the three months June 30,1999 and 2000 was the change in the cumulative translation adjustment.

7.  Inventories

  Inventories consist of the following (in thousands):

                                          March 31,       June 30,
                                            2000            2000
                                        -----------      -----------
                                                         (Unaudited)
Raw materials......................         $ 3,299         $ 4,277
Work in process....................          13,943          13,910
Finished goods.....................           9,159          10,880
                                        ------------     -----------
                                             26,401          29,067
Less inventory reserve.............          (4,924)         (5,045)
                                        ------------     -----------
                                            $21,477         $24,022
                                        ============     ===========

8.  Computation of Net Income (Loss) Per Share:

  Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                    Three Months Ended June 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  ------------     -------------
                                                                           (Unaudited)
Basic:
Weighted, average shares outstanding for the period..........           11,966            11,992
                                                                  ------------     -------------

Shares used in computing per share amounts...................           11,966            11,992
                                                                  ------------     -------------

Net income available for common stockholders.................          $ 1,162           $ 3,694
Net income available for common stockholders per share.......          $  0.10           $  0.31
                                                                  ------------     -------------

Diluted:
Weighted, average shares outstanding for the period..........           11,966            11,992
Net effective dilutive stock options and warrants based on
 the treasury stock method using average market price........                9               203


Shares used in computing per share amounts...................           11,975            12,195
                                                                  ------------     -------------

                                                                    Three Months Ended June 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  ------------     -------------
                                                                           (Unaudited)
Net income available for common stockholders.................          $ 1,162           $ 3,694
Net income per share available for common stockholders.......          $  0.10           $  0.30

9.  Acquisition of Directed Energy, Inc.

  On May 16, 2000, the Company completed the acquisition of Directed Energy, Inc. in a stock-for-stock acquisition. In connection with the acquisition, the Company issued 125,185 shares of the Company's common stock in exchange for all the issued and outstanding capital stock of Directed Energy, Inc.

  The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of May 16, 2000. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $2.32 million was allocated to goodwill and is being amortized over its estimated useful life of 10 years.

10.  Legal Proceedings.

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

  Plaintiffs have served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of five former employees of IXYS including Defendant Richard Veldhouse, Defendant Robert McClelland, former outside director Defendant Chiang Lam and the analyst who covered IXYS for Smith Barney. Plaintiffs have noticed the depositions of Michael Gulett, IXYS' auditors and another former employee to take place in August and September of 2000. The Paradigm Defendants have served the plaintiffs with an initial set and a supplemental set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs.

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

  On June 22, 2000, International Rectifier Corporation ("IR") filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain IXYS products sold in the United States, "including but not necessarily limited to" four IXYS Power MOSFET parts (IXFX55N50; IXFH21N50; IXFH35N30; and IXTH24N50), infringe one or more of the following IR patents: U.S. Patent Nos. 4,959,699 (Reexamination Certificates issued October 12, 1993 and January 19, 1999); 5,008,725 (Reexamination Certificates issued January 12, 1993); 5,130,767; 4,642,666 (Reexamination Certificate issued October 7, 1998); and 4,705,759 (Reexamination Certificate issued February 14, 1995). IXYS is in the process of evaluating these allegations. IXYS is scheduled to respond to the complaint on August 17, 2000.

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

RESULTS OF OPERATIONS

  Net Sales. Net sales for the three months ended June 30, 2000 were $23.3 million, an increase of 36.3% from the $17.1 million reported in the three months ended June 30, 1999. Unit sales volume for the three months ended June 30, 2000 increased over the same period in the prior year and the effect on revenue was offset partially by a slight decrease in average selling prices. Future revenue will depend largely upon customer demand, unit shipments and production volumes.

  Gross Profit. Gross profit was 35.3% of net sales for the three months ended June 30, 2000 as compared to 33.0% for the three months ended June 30, 1999. The increase in gross margin for the period ended June 30, 2000 as compared to the same period in 1999 was due to an increase in manufacturing efficiencies and an increase in units sold by approximately 44%, offset by a decline in average selling prices by approximately 5%.

  Research and Development. Research and development expenses were $1,164,000 in the three months ended June 30, 2000, compared to $1,255,000 in the same period in 1999. Research and development expenses stayed at approximately the same level to support continuing research efforts.

  Selling, General and Administrative. Selling, general and administrative expenses increased approximately $200,000 in the three months ended June 30, 2000 compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses was primarily related to increased selling costs on the higher revenues. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions, and due to changes in levels of production volume and unit shipments.

  Other Income, Net. Net other income increased $2.0million during the three months ended June 30, 2000 compared to the same period in the prior fiscal year. The increase in other income was caused primarily by a one-time payment for a technology license received in the three month period ended June 30, 2000, partially reduced by charges for anticipated legal expenses.

  Provision for Income Taxes. The income tax provision for the three months ended June 30, 2000 reflects the Company's expected effective tax rate for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date through the private sale of equity, lease financing and bank borrowings. As of June 30, 2000, the cash and cash equivalents were $12.9 million, an increase of $3.1 million from cash and cash equivalents of $9.8 million at March 31, 2000. The increase in cash and cash equivalents was primarily due to cash received in payment of a technology license and cash generated from operations.

  Line of credit facilities available to the Company are as follows: A line of credit with a U.S. bank that as of June 30, 2000 consists of $5.0 million commitment amount which is available through September, 2000. The line bears interest at the bank's prime rate (9.5% at June 30, 2000). The line is collateralized by certain assets and contains certain general and financial covenants, which include provisions stating that the Company cannot incur additional debt or pledge assets without the prior approval of such bank. At June 30, 2000, the Company had drawn $2.1 million against such line of credit.

  The accounts receivable at June 30, 2000 were $16.5 million, a decrease of 2% as compared to March 31, 2000. The inventories at June 30, 2000 were $24.0 million, an increase of 12% as compared to March 31, 2000. Net plant and equipment at June 30, 2000 were $10.8 million, an increase of 6% as compared to March 31, 2000.

  The Company believes that cash generated from operations, if any, and banking facilities will be sufficient to meet its cash requirements through fiscal 2001. To the extent that funds generated from operations, together with bank facilities are insufficient to meet its capital requirements, the Company will be required to raise additional funds. No assurances can be given that additional financing will be available on acceptable terms. The lack of such financing if needed, would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company evaluates the acquisition of business, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity securities, which may result in further dilution to the Company's stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

  In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS NO. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operation.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We are required to adopt SAB 101 in the second quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN

44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1. 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of this interpretation is not expected to have a material effect on the financial position or results of operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK

  There has been no change to the disclosure made in the Company's Report on Form 10-K for the fiscal year ended March 31, 2000.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

  Plaintiffs have served the Paradigm Defendants with discovery requests for production of documents and interrogatories, to which the Paradigm Defendants have responded. Plaintiffs have also subpoenaed documents from various third parties. Plaintiffs have also taken the depositions of five former employees of IXYS including Defendant Richard Veldhouse, McClelland, former outside director Defendant Chiang Lam and the analyst who covered IXYS for Smith Barney. Plaintiffs have noticed the depositions of Michael Gulett, IXYS' auditors and another former employee to take place in August and September of 2000. The Paradigm Defendants have served the plaintiffs with an initial and supplemental set of discovery requests, to which plaintiffs have responded. The Paradigm Defendants also took the depositions of the named plaintiffs.

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

  On June 22, 2000, International Rectifier Corporation ("IR") filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain IXYS products sold in the United States, "including but not necessarily limited to" four IXYS Power MOSFET parts (IXFX55N50; IXFH21N50; IXFH35N30; and IXTH24N50), infringe one or more of the following IR patents: U.S. Patent Nos. 4,959,699 (Reexamination Certificates issued October 12, 1993 and January 19, 1999); 5,008,725 (Reexamination Certificates issued January 12, 1993); 5,130,767; 4,642,666 (Reexamination Certificate issued October 7, 1998); and 4,705,759 (Reexamination Certificate issued February 14, 1995). IXYS is in the process of evaluating these allegations. IXYS is scheduled to respond to the complaint on August 17, 2000.


Item 2.  Changes in Securities and Use of Proceeds.

  None.

Item 3.  Defaults Upon Senior Securities.

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None

Item 5.  Other Information.

  On May 16, 2000, IXYS acquired Directed Energy, Inc. ("DEI") in a stock-for-stock acquisition. In connection with the acquisition of DEI, IXYS issued 125,185 shares of IXYS Common Stock to the former shareholders of DEI in exchange for all of the issued and outstanding capital stock of DEI. The merger was intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and was to be accounted for as a purchase. DEI is a supplier of innovative high-speed, pulsed-power instruments and components. DEI's standard product line includes high-voltage pulse generators and modulators, laser diode drivers, pulsed current sources, and high-speed/high frequency power MOSFET transistors. DEI's pulsed technology spans many fields, including lasers and electro-optics, electro-acoustics, dielectric testing, component characterization, and basic R&D.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

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

                              IXYS CORPORATION


                              By:    /s/ Arnold Agbayani
                                 -----------------------------------------
                                   Arnold Agbayani, Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial Officer)

Date:  August 9, 2000

                                 Exhibit Index
                                 -------------

     11 Computation of Per Share Earnings as set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q

     27   Financial Data Schedule