Form 10-K405/A
period 2000-03-31
IXYS CORP /DE/
filed 2000-09-29
CIK 945699

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

PART I

ITEM 1.BUSINESS...........................................................   1

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................   2

ITEM 8.FINANCIAL STATEMENTS...............................................   5

PART III

ITEM 11. EXECUTIVE COMPENSATION...........................................   7

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  10

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-
 K........................................................................  11

                                     PART I

ITEM 1.BUSINESS

   The first sentence of the first paragraph under the heading "Other Products" is hereby amended and restated to read in its entirety:

     "IXYS markets its proprietary DCB (direct copper bond) substrates to a variety of customers, including those in the power semiconductor industry, and uses DCB in the manufacturing of its modules."

                                    PART II

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

   Gross Margin. IXYS' gross margin was 36% in 2000 as compared to 32% in 1999. The increase was primarily due to higher average selling prices and greater revenue earned during the year. Gross margin for products sold by IXYS' German division for fiscal 2000 was 24% as compared to 22% in 1999. Gross margin for products sold by IXYS' domestic division for fiscal 2000 was 41% as compared to 34% in fiscal 1999.

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

   Gross Margin. IXYS' gross margin for 1999 was 32% in 1999 as compared to 33% in 1998. The decrease in gross margin is due to average selling prices which, in response to competition, declined at a somewhat faster rate than IXYS' ability to reduce its cost of goods sold. Gross margin for products sold by IXYS' German division for 1999 was 22% as compared to 25% in 1998. Gross margin for products sold by IXYS' domestic division for 1999 was 34% as compared to 42% in 1998.

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

   There are two line of credit facilities available to IXYS. In the United States, IXYS has a line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through December 2000. The line bears interest at the bank's prime rate (9.0% at March 31, 2000). The line is collateralized by certain assets and contains certain general and financial covenants. At March 31, 2000, we had drawn $2.1 million against such line of credit.

   In Germany, IXYS has two lines of credit with German banks that, as of March 31, 2000, consisted of:

  . DM 1.5 million ($734,574) commitment amount with an outstanding balance of DM 1.5 million ($734,574), bearing interest at 3.5% at March 31, 2000. This line of credit is secured by compensating balances.

  . DM 5.0 million ($2.5 million) commitment amount without any outstanding balance. This line supports a letter of credit facility.

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

ITEM 8. FINANCIAL STATEMENTS

                                IXYS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            Page
                                                                            ----
Audited Financial Statements
  Consolidated Statement of Comprehensive Income...........................   6

                                IXYS CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                        Year Ended March 31,
                                                        -----------------------
                                                         1998    1999     2000
                                                        ------  -------  ------
Net income............................................  $6,084  $(5,238) $6,899
Other comprehensive income, net of tax:
  Foreign currency translation adjustments............    (540)     405  (1,167)
                                                        ------  -------  ------
  Comprehensive income................................  $5,544  $(4,833) $5,732
                                                        ------  -------  ------

                                    PART III

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

                           Summary Compensation Table

                              Annual
                           Compensation
                          ---------------
                                                                         Securities
Name and Principal                                       Other Annual    Underlying    All Other
Position                  Year Salary($)  Bonus($)(1) Compensation($)(2) Options(#) Compensation($)
------------------        ---- ---------- ----------- ------------------ ---------- ---------------
Nathan Zommer...........  2000 357,420(3)   124,300         15,605        240,000       2,110(4)
  President and Chief     1999 200,004      257,700         16,597         31,300      11,607(5)
  Executive Officer       1998 200,004      267,800         18,710            --        2,200(4)

Arnold Agbayani.........  2000 189,190(3)    48,000         12,693         20,000       2,830(4)
  Vice President,         1999 128,004      171,600         15,238         17,400      10,229(6)
  Finance and             1998 128,004      171,600         12,839            --        2,830(4)
  Administration, Chief
  Financial Officer and
  Secretary

Richard Fassler(7)......  2000 111,907       43,013            --          70,000         --
  Former Vice President,  1999 100,848       28,411          7,800          7,000         --
  Sales and Marketing     1998  90,250       41,405          7,800            --          --

Peter Ingram............  2000 154,578       19,294          1,752         90,000         --
  Vice President,         1999 153,961       25,851          6,893         12,200         --
  European Operations     1998 151,483          --           6,373            --          --

Kevin McDonough(8)......  2000 120,346        3,000            --         120,000         --
  Vice President, U.S.    1999 110,822        3,000            --           4,300         --
  Operations              1998  23,692        2,000          1,800            --          --

--------
(1)Represents annual bonus earned for performance in the specified fiscal year.

(2)Represents car allowance.

(3)Includes retroactive payments made during fiscal year 2000 attributable to base salary increases in fiscal year 1999.

(4)Represents premiums paid for group term life insurance.

(5)Includes $2,110 premiums paid for group term life insurance and $9,497 tax gross-up paid by us.

(6)Includes $2,830 premiums paid for group term life insurance and $7,399 tax gross-up paid by us.

(7)Mr. Fassler left our company in January 2000.

(8)Mr. McDonough joined us in January 1998.

                       Option Grants In Last Fiscal Year

                                                                         Potential
                                                                    Realizable Value at
                                                                      Assumed Annual
                            # of    # of Total                        Rates of Stock
                         Securities  Options                        Price Appreciation
                         Underlying Granted in Exercise                for Term (3)
                          Options     Fiscal   Price Per Expiration -------------------
          Name            Granted    Year (1)  Share (2)    Date       5%       10%
          ----           ---------- ---------- --------- ---------- -------- ----------
Nathan Zommer...........  240,000      16.3%    $4.675    11/18/09  $706,860 $1,783,980
 President and Chief
 Executive Officer

Arnold Agbayani.........   20,000       1.4       4.25    11/18/09    53,550    135,150
 Secretary, Vice
 President, Finance and
 Administration

Richard Fassler.........   70,000       4.8       4.25    11/18/00   187,425    473,025
 Former Vice President,
 Sales and Marketing

Peter H. Ingram.........   30,000       2.0       4.25    11/18/09    80,325    202,725
 Vice President,           34,628       2.4       7.25     1/20/10   158,163    399,174
 European Operations       25,372       1.7       7.25     1/20/10   115,886    292,475

Kevin McDonough.........   35,000       2.4       4.25    11/18/09    93,712    236,512
 Vice President, U.S.      35,002       2.4       7.25     1/20/10   159,871    403,485
 Operations                49,998       3.4       7.25     1/20/10   228,365    576,351

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth information with respect to the number of securities underlying unexercised options held by the Named Executive Officers as of March 31, 2000 and the value of unexercised in-the-money options as of March 31, 2000:

                         Number of                Number of Securities     Value of Unexercised In-The
                          Shares                 Underlying Unexercised    Money Options at March 31,
                         Acquired               Options at March 31, 2000           2000 (2)
                            On        Value     ------------------------- -----------------------------
          Name           Exercise  Realized (1) Exercisable Unexercisable Exercisable Unexercisable (1)
          ----           --------- ------------ ----------- ------------- ----------- -----------------
Nathan Zommer...........     --          --       99,905       265,040     $675,676      $2,379,777
 President and Chief
 Executive Officer

Arnold Agbayani.........     --          --       33,759        35,511      236,995         338,654
 Secretary, Vice
 President, Finance

Richard Fassler.........   1,050      $4,856      16,622           --        62,739             --
 Former Vice President,
 Sales and Marketing

Peter A. Ingram.........     --          --       21,642       100,512      186,424         762,604
 Vice President,
 European Operations

Kevin McDonough.........     --          --          860        88,440        8,762         897,607
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

   In November 1996, IXYS loaned approximately $75,000 to Dr. Zommer, in exchange for a promissory note bearing a simple interest rate of 8.25% per annum. The principal amount of the loan, plus any interest thereon, is due and payable no later than November 12, 2001. In the event of Dr. Zommer's voluntary termination or his termination for cause, the loan will be due and payable one year from the date of his termination.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

     (a) The following documents are filed as part of this Report on Form 10-
  K:

       (1) Financial Statements:

       Consolidated Statement of Comprehensive Income

     (b) Financial Statement Schedules

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

   10.14*    Letter of Credit Agreement by and between IXYS and Commerzbank.

   23.1**    Consent of PricewaterhouseCoopers LLP.

   24.1      Power of Attorney. (6)

   27.1**    Financial Data Schedule.

     (b) Financial Statement Schedules.

     (c) IXYS has filed no reports on Form 8-K during the last quarter of this fiscal year.
--------
*To be filed by amendment.
**previously filed.
(1) Filed as an Annex or Exhibit to the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (333-57003) and incorporated herein by reference.

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

Dated: September 28, 2000