Form 10-Q/A
period 2000-06-30
IXYS CORP /DE/
filed 2000-09-29
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                        PART I.   FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  March 31,           June 30,
                                                                    2000                2000
                                                                  ----------         -----------
                                                                                     (Unaudited)
                       ASSETS
Cash and cash equivalents..................................        $ 9,759             $12,892
Trade accounts receivable, net.............................         16,863              16,512
Inventories, net...........................................         21,477              24,022
Other current assets.......................................            585                 751
Deferred income taxes......................................          1,627               1,627
                                                                  ---------           ---------
     Total current assets..................................         50,311              55,804
                                                                  ---------           ---------
Property and equipment, net................................         10,175              10,762
Goodwill and other intangible assets, net..................            231               2,417
Other......................................................          1,546               1,634
Deferred income taxes......................................            782                 782
                                                                  ---------           ---------
     Total assets..........................................        $63,045             $71,399
                                                                  =========           =========

      LIABILITIES AND STOCKHOLDERS' LIABILITIES

Current portion, capital leases............................        $ 1,365             $ 1,735
Current portion, long term debt............................          2,789               2,794
Accounts payable...........................................          5,467               5,167
Other accrued liabilities..................................         10,345              11,943
                                                                  ---------           ---------
     Total current liabilities.............................         19,966              21,639
Long term capital leases...................................          1,783               2,114
Long term debt.............................................          5,544               5,484
Pension obligations........................................          4,855               4,903
                                                                  ---------           ---------
     Total liabilities.....................................         32,148              34,140
                                                                  ---------           ---------
Common stock...............................................            120                 120
Additional paid-in capital.................................         43,324              46,286
Notes receivable from employees............................           (861)               (861)
Cumulative translation adjustment..........................         (1,988)             (2,281)
Accumulated deficit........................................         (9,698)             (6,005)
                                                                  ---------           ---------
     Total stockholders' equity............................         30,897              37,259
                                                                  ---------           ---------
     Total liabilities and stockholders' equity............        $63,045             $71,399
                                                                  =========           =========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                               Three Months Ended June 30,
                                                             --------------------------------
                                                                  1999               2000
                                                             -------------       ------------
                                                                        (Unaudited)
Net sales.................................................       $17,072             $23,274
Cost of sales.............................................        11,430              15,053
                                                                ---------           ---------
   Gross profit...........................................         5,642               8,221
                                                                ---------           ---------
Operating expenses
  Research and development................................         1,255               1,164
  Selling, general and administrative.....................         2,697               2,897
  Amortization of intangibles.............................           116                 135
                                                                ---------           ---------
   Total operating expenses...............................         4,068               4,196
                                                                ---------           ---------
Operating income..........................................         1,574               4,025
Other, net................................................           (29)              1,933
                                                                ---------           ---------
Income before income tax provision........................         1,545               5,958
Income tax provision......................................          (383)             (2,264)
                                                                ---------           ---------
   Net income.............................................       $ 1,162             $ 3,694
                                                                =========           =========
Net income available for common stockholders per share:
  Basic...................................................       $  0.10             $  0.31
                                                                =========           =========
  Diluted.................................................       $  0.10             $  0.28
                                                                =========           =========
Shares used in computing per share amounts:
  Basic...................................................        11,966              11,992
                                                                ---------           ---------
  Diluted.................................................        11,975              13,204
                                                                ---------           ---------



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)


                                                        Three Months Ended
                                                             June 30,
                                                     ----------------------
                                                      1999            2000
                                                     -------         ------
                                                           (Unaudited)

Net income.........................................    $1,162         $3,694
Other comprehensive income, net of tax:
 Foreign currency translation adjustments..........    (1,093)          (182)
                                                      ---------      ---------
Comprehensive income...............................    $   69         $3,512





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                   1999              2000
                                                                                -----------       ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net income........................................................             $ 1,162              $ 3,694
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................                 766                  819
     Provision for bad debts........................................               1,323                  847
     Provision for excess and obsolete inventory....................                 310                  103
     Loss on foreign currency translation...........................                  12                 (439)
  Changes in operating assets and liabilities:
     Accounts receivable............................................              (2,257)                (276)
     Inventories....................................................                 909               (2,289)
     Prepaid expenses and other current assets......................                (103)              (1,028)
     Other assets...................................................                  78                  768
     Accounts payable...............................................                (557)                (447)
     Accrued expenses and other liabilities.........................              (1,043)                (695)
     Income tax payable.............................................                 473                2,405
     Pension liabilities............................................                   -                   29
                                                                               ----------           ----------
          Net cash provided by operating activities.................               1,073                3,491
                                                                               ----------           ----------

Cash flows used in investing activities:
  Acquisition of Directed Energy, Inc., cash acquired...............                   -                  135
  Purchase of plant and equipment...................................                (640)              (1,546)
                                                                               ----------           ----------
          Net cash used in investing activities.....................                (640)              (1,411)
                                                                               ----------           ----------

Cash flows from financing activities:
  Proceeds from capital lease obligations...........................                 672                  671
  Proceeds from notes payable.......................................                  35                    -
  Principal payments on capital lease obligations...................                (789)                   -
  Repayment of notes payable to bank................................                   -                  (91)
  Proceeds from exercise of options.................................                   -                  162
                                                                               ----------           ----------
          Net cash provided by financing activities.................                 (82)                 742
                                                                               ----------           ----------
  Effect of foreign exchange rate  fluctuations on cash and cash
  equivalents......................................................               (1,280)                 311
                                                                               ----------           ----------

          Net increase in cash and cash equivalents.................                (929)               3,133
Cash and cash equivalents at beginning of period....................               8,480                9,759
                                                                               ----------           ----------
Cash and cash equivalents at end of period..........................             $ 7,551              $12,892
                                                                               ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
  Common stock issued for Directed Energy, Inc. net assets..........                   -              $ 2,800


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Restatement

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of IXYS Corporation ("IXYS" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K/A. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

  On September 28, 2000, the Company announced that it was amending its quarterly report on Form 10-Q for the quarter ended June 30, 2000 for the purpose of correcting the calculation of diluted earnings per share for such quarter. The amendment does not restate or affect reported revenues or net income for the quarter. The diluted earnings per share calculation had been incorrectly reported because of a computational error in calculating the common equivalent shares from stock options and warrants, which is used to determine diluted earnings per share. As a result of this correction, the Company's diluted earnings per share for the June 30 quarter will now be reported as $0.28 per share, rather than $0.30 per share as previously reported. The Company's diluted shares will now be reported as 13.204 million shares, rather than 12.193 million shares as previously reported.

For the quarter ended June 30, 2000, the impact is as follows:

                               Three Months Ended
                                June 30, 2000

                                As      As
                              Reported  Restated

Net income..................  $ 3,694  $ 3,694
Basic earnings per share....  $  0.31  $  0.31
Diluted earnings per share..  $  0.30  $  0.28
Basic shares................   11,992   11,992
Diluted shares..............   12,193   13,204


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

  In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of this interpretation is not expected to have a material effect on the financial position or results of operations of the Company.

6.  Comprehensive Income:

  The only component of comprehensive income for the three months June 30, 1999 and 2000 was the change in the cumulative translation adjustment.

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
                                        ============     ===========

8.  Computation of Net Income Per Share:

  Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                    Three Months Ended June 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  ------------     -------------
                                                                           (Unaudited)
Basic:
Weighted, average shares outstanding for the period..........           11,966            11,992
                                                                  ------------     -------------

Shares used in computing per share amounts...................           11,966            11,992
                                                                  ------------     -------------

Net income available for common stockholders.................          $ 1,162           $ 3,694
Net income available for common stockholders per share.......          $  0.10           $  0.31
                                                                  ------------     -------------

Diluted:
Weighted, average shares outstanding for the period..........           11,966            11,992
Net effective dilutive stock options and warrants based on
 the treasury stock method using average market price........                9             1,212


Shares used in computing per share amounts...................           11,975            13,204
                                                                  ------------     -------------

                                                                    Three Months Ended June 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  ------------     -------------
                                                                           (Unaudited)
Net income available for common stockholders.................          $ 1,162           $ 3,694
Net income per share available for common stockholders.......          $  0.10           $  0.28

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK

  There has been no change to the disclosure made in the Company's Report on Form 10-K/A for the fiscal year ended March 31, 2000.

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

     99.1  Press Release

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

Date:  September 28, 2000

                                 Exhibit Index
                                 -------------

     11 Computation of Per Share Earnings as set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I of the Form 10-Q

     27   Financial Data Schedule

   99.1   Press Release