Form 10-Q
period 2000-09-30
IXYS CORP /DE/
filed 2000-11-14
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2000

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                           FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-26124

                                IXYS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                            7770140882
(State or other jurisdiction of incorporation or             (IRS Employer identification No.)
                 organization)

                              3540 BASSETT STREET
                       SANTA CLARA, CALIFORNIA 95054-2704
                    (Address of principal executive offices)

                                 (408) 982-0700
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               Yes  [X]  No  [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 2000 WAS 26,461,539.

                                 IXYS CORPORATION

                                       INDEX

PART 1 - FINANCIAL INFORMATION...................................................................................1
     ITEM 1. FINANCIAL STATEMENTS................................................................................1
     CONDENSED CONSOLIDATED BALANCE SHEETS.......................................................................1
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.............................................................2
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME...................................................4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.............................................................6
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................................7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...11
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK...................................................14
PART II - OTHER INFORMATION.....................................................................................15
     ITEM 1. LEGAL PROCEEDINGS..................................................................................15
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................16
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................................16
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................16
     ITEM 5. OTHER INFORMATION..................................................................................16
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................16
SIGNATURES......................................................................................................17

                           PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 March 31,    September 30,
                                                                                   2000           2000
                                                                                 =========    =============
                                                                                               (Unaudited)
                                    ASSETS
Current Assets:
 Cash and cash equivalents......................................................   $ 9,759          $12,005
 Accounts receivable, net.......................................................    16,863           19,563
 Inventories, net...............................................................    21,477           24,926
 Deferred income taxes..........................................................     1,627            1,627
                                                                                 -----------     -----------
          Total current assets..................................................    49,726           58,121
 Plant and equipment, net.......................................................    10,175           11,182
 Goodwill and other intangible assets, net......................................       231            2,243
 Other assets...................................................................     2,131            1,691
 Deferred income taxes..........................................................       782              782
                                                                                 -----------     -----------
          Total assets..........................................................   $63,045          $74,019
                                                                                 ===========     ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capitalized leases..........................................   $ 1,365          $ 1,635
 Current portion of notes payable to bank.......................................     2,789            2,029
 Accounts payable...............................................................     5,467            5,553
 Accrued expenses and other liabilities.........................................    10,345           12,960
                                                                                 -----------     -----------
          Total current liabilities............... .............................    19,966           22,177
 Notes payable to bank, net of current portion.................................      1,783            2,573
 Capitalized lease obligations, net of current portion..........................     5,544            4,917
 Pension liabilities............................................................     4,855            4,563
                                                                                 -----------     -----------
          Total liabilities.....................................................    32,148           34,230

Commitments and contingencies (Note 9)

Preferred Stock, $0.01 par value:
      Authorized: 5,000,000 shares; none issued.................................        --               --
Common stock, $0.01 par value:
      Authorized: 40,000,000 shares; issued and outstanding: 24,438,817 shares in
      September 30, 2000 and 24,008,166 shares in March 31, 2000................       240              244
      Additional paid-in capital................................................    43,204           46,198
      Notes receivable from stockholders........................................      (861)            (823)
      Comprehensive income......................................................    (1,988)          (2,513)
      Accumulated deficit.......................................................    (9,698)          (3,317)
                                                                                 -----------     -----------
           Total stockholders' equity...........................................    30,897           39,789
                                                                                 -----------     -----------
           Total liabilities and stockholders' equity...........................   $63,045          $74,019
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

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                        Three Months Ended
                                                                          September 30,
                                                                       ==================
                                                                         1999        2000
                                                                      =========  =========
                                                                         (Unaudited)
Net Revenues......................................................    $17,417     $26,919
Cost of goods sold................................................     11,077      17,271
                                                                      ---------  ---------
  Gross profit....................................................      6,340       9,648

Operating expenses:
  Research, development and engineering...........................      1,113       1,217
  Selling, general and administrative.............................      2,626       3,341
  Amortization of intangibles.....................................        116         174
                                                                      ---------  ---------
     Total operating expenses.....................................      3,855       4,732
                                                                      ---------  ---------
Operating income..................................................      2,485       4,916
Other expense.....................................................        (71)       (584)
                                                                      ---------  ---------
Income before income tax provision................................      2,414       4,332
Provision for income tax..........................................       (843)     (1,644)
                                                                      ---------  ---------
Net income........................................................     $1,571     $ 2,688
                                                                      =========  =========
Net income per share - basic......................................     $ 0.07     $  0.11
                                                                      =========  =========
Weighted average shares used in per share calculation - basic.....     23,946      24,425
                                                                      =========  =========
Net income per share - diluted....................................     $ 0.06     $  0.10
                                                                      =========  =========
Weighted average shares used in per share calculation - diluted...     24,758      27,461
                                                                      =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                      Six Months Ended
                                                                        September 30,
                                                                    =========  =========
                                                                      1999       2000
                                                                    =========  =========
                                                                          (Unaudited)
Net Revenues......................................................   $34,489    $50,193
Cost of goods sold................................................    22,507     32,325
                                                                    ---------  ---------
  Gross profit....................................................    11,982     17,868

Operating expenses:
  Research, development and engineering...........................     2,369      2,381
  Selling, general and administrative.............................     5,323      6,237
  Amortization of intangibles.....................................       231        309
                                                                    ---------  ---------
     Total operating expenses.....................................     7,923      8,927
                                                                    ---------  ---------
Operating income..................................................     4,059      8,941
Other income (expense)............................................       (99)     1,349
                                                                    ---------  ---------
Income before income tax provision................................     3,960     10,290
Provision for income tax..........................................    (1,226)    (3,908)
                                                                    ---------  ---------
Net income........................................................   $ 2,734    $ 6,382
                                                                    =========  =========
Net income per share - basic......................................     $0.11      $0.26
                                                                    =========  =========
Weighted average shares used in per share calculation - basic.....    23,976     24,302
                                                                    =========  =========
Net income per share - diluted....................................     $0.11      $0.24
                                                                    =========  =========
Weighted average shares used in per share calculation - diluted...    24,748     27,075
                                                                    =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (amounts in thousands)

                                                 Three Months Ended
                                                    September 30,
                                                 ====================
                                                    1999      2000
                                                 =========  =========
                                                     (Unaudited)
Net Income....................................... $1,571    $2,688
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments.......    118      (144)
                                                 ---------  ---------
Comprehensive income............................. $1,689    $2,544
                                                 =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                 Six Months Ended
                                                   September 30,
                                                 ==================
                                                   1999       2000
                                                 ======== =========
                                                     (Unaudited)
Net Income...................................... $2,734     $6,382
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments......   (829)      (326)
                                                 -------- ---------
Comprehensive income............................ $1,905     $6,056
                                                 ======== =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                     ===================
                                                                                        1999        2000
                                                                                     =========  ========
                                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................................... $ 2,734     $ 6,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization.............................................      1,505       2,128
       Provision for bad debts...................................................      1,485       1,194
       Provision for excess and obsolete inventory...............................        811         689
       Loss on foreign currency translation......................................         11         148
    Changes in operating assets and liabilities:
       Accounts receivable.......................................................     (3,543)     (4,671)
       Inventories...............................................................       (436)     (5,194)
       Prepaid expenses and other current assets.................................       (238)        420
       Other assets..............................................................         64         (53)
       Accounts payable..........................................................       (928)        452
       Accrued expenses and other liabilities....................................      1,492      (1,025)
       Income tax payable........................................................          -       4,047
       Pension liabilities.......................................................          6          56
                                                                                   ----------  ---------
            Net cash provided by operating activities............................      2,963       4,573
                                                                                   ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Directed Energy, Inc., net of cash acquired.......................          -         135
Purchase of plant and equipment..................................................     (1,006)     (3,566)
                                                                                   ----------  ---------
       Net cash used in investing activities ....................................     (1,006)     (3,431)
                                                                                   ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations..........................................         69         386
Proceeds from notes payable......................................................          -        (899)
Principal payments on capital lease obligations..................................          -         951
Repayment of notes payable to bank...............................................        (612)         -
Other............................................................................           5        235
                                                                                   ----------  ---------
       Net cash provided by/(used) in financing activities.......................        (538)       673
                                                                                   ----------  ---------
Effect of foreign exchange rate fluctuations on cash and cash equivalents........      (1,268)       431
                                                                                   ----------  ---------
Net increase in cash and cash equivalents........................................         151      2,246
Cash and cash equivalents at beginning of period.................................       8,480      9,759
                                                                                   ----------  ---------
Cash and cash equivalents at end of period.......................................     $ 8,631    $12,005
                                                                                   ==========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of IXYS Corporation ("IXYS" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.  Foreign Currency Translation

The local currency is considered to be the functional currency of the operations of IXYS Semiconductor GmbH ("IXYS GmbH"). Accordingly, assets and liabilities are translated at the exchange rate in effect at period-end and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

3.  Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

4.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require IXYS to recognize all derivatives on its balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. IXYS is in the process of evaluating the requirements of SFAS No. 133, but does not expect this pronouncement to materially impact its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 with earlier application encouraged. IXYS does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: An Interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but IXYS does not expect the adoption of this interpretation to have a material effect on its financial position or results of operations.

5.  Comprehensive Income

The only component of comprehensive income for the three months September 30, 1999 and 2000 was the change in the cumulative translation adjustment.

6.  Inventories

Inventories consist of the following (in thousands):

                                               March 31,    September 30,
                                                 2000             2000
                                              ==========    =============
                                                             (Unaudited)
Raw materials..............................    $ 3,299        $ 4,804
Work in progress...........................     13,943         20,211
Finished goods.............................      9,159          5,222
                                               -------        -------
                                                26,401         30,237
Less inventory reserve.....................     (4,924)        (5,311)
                                               -------        -------
                                               $21,477        $24,926
                                               =======        =======


7.  Common Stock

A two-for-one split of the Company's common stock was effected on August 10, 2000 and was applicable to stockholders of record on July 20, 2000. References to share and per share data in the accompanying Consolidated Financial Statements give effect to the stock split.

8.  Computation of Net Income (Loss) Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                    --------------------
                                                                                     1999          2000
                                                                                    ------        ------
                                                                                        (Unaudited)

Basic:
Weighted, average shares outstanding for the period............................     23,946        24,425
                                                                                    ------        ------
Shares used in computing per share amounts.....................................     23,946        24,425
                                                                                    ------        ------
Net income available for common stockholders...................................     $1,571        $2,688
Net income available for common stockholders per share.........................     $ 0.07        $ 0.11

Diluted:
Weighted, average shares outstanding for the period............................     23,946        24,425
Net effective dilutive stock options and warrants based on the treasury stock
 method using average market price.............................................        808         3,036
                                                                                    ------        ------
Shares used in computing per share amounts.....................................     24,758        27,461
                                                                                    ------        ------
Net income available for common stockholders...................................     $1,571        $2,688
Net income per share available for common stockholders.........................     $ 0.06        $ 0.10

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                    -------------------
                                                                                      1999        2000
                                                                                    -------      ------
                                                                                         (Unaudited)
Basic:
Weighted, average shares outstanding for the period..........................       23,976       24,302
                                                                                   -------      -------
Shares used in computing per share amounts...................................       23,976       24,302
                                                                                   -------      -------
Net income available for common stockholders.................................      $ 2,734      $ 6,382
Net income available for common stockholders per share.......................      $  0.11      $  0.26

Diluted:
Weighted, average shares outstanding for the period..........................       23,976       24,302
Net effective dilutive stock options and warrants based on the treasury stock
 method using average market price...........................................          772        2,773
                                                                                   -------      -------
Shares used in computing per share amounts...................................       24,748       27,075
                                                                                   -------      -------
Net income available for common stockholders.................................      $ 2,734      $ 6,382
Net income per share available for common stockholders.......................      $  0.11      $  0.24

9.  Legal Proceedings

On August 12, 1996, IXYS and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

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

On September 20, 2000, IXYS counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on IXYS' operating results. IXYS' insurance carrier has deposited the payment into escrow, pending final approval. The settlement is subject to the preparation and execution of definitive settlement agreements acceptable to all parties and submission of the documents to the court for its preliminary approval. If preliminary approval is granted, the settlement would be further subject to the final approval of the court following a period for comments by class members. There can be no assurance that we will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

On June 22, 2000, International Rectifier Corporation ("International Rectifier") filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, at least five identified U.S. patents owned by International Rectifier.

International Rectifier's complaint against IXYS alleges that the Company's infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin IXYS from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty on the products that IXYS sells which are claimed to infringe International Rectifier's patents. International Rectifier also seeks to have the claimed damages trebled. IXYS has answered the complaint, denied any infringement and has asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached IXYS on several occasions and requested that IXYS enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. IXYS has declined to do so, based upon its belief that the Company's products do not infringe the International Rectifier patents. The suit is in the early stages of discovery, and it is the Company's intent to vigorously contest the claims of International Rectifier. It is possible that as discovery progresses International Rectifier may expand its assertions to include additional products IXYS sells, other than those specified in the complaint. International Rectifier has also informed IXYS that it intends to seek a preliminary injunction against the alleged infringement. While IXYS believes its defenses to the infringement claims are meritorious, there can be no assurance of a favorable outcome in this suit. In the event of an adverse outcome, any damages awarded by the court could be materially adverse to IXYS' financial condition and results of operations.

Discussions of additional details relating to the above-described legal proceedings may be found in the Company's prior SEC filings and reports.

10.  Subsequent Events

In October 2000, the Company completed a secondary public offering of 4,000,000 shares of the Company's common stock of which 2,000,000 shares were sold by the Company and the 2,000,000 shares were sold by selling stockholders. The public offering was completed as of October 27, 2000 and net proceeds to the Company were $45.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission (the "SEC"). Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Important factors affecting our ability to achieve future revenue growth include whether and the extent to which demand for our products increases and reflects real end-user demand; whether customer cancellations and delays of outstanding orders increase; and whether we are able to manufacture in a correct mix to respond to orders on hand and new orders received in the future; whether we are able to achieve our new product development and introduction goals, including, without limitation, goals for recruiting, retaining, training, and motivating engineers, particularly design engineers, and goals for conceiving and introducing timely new products that are well received in the marketplace; and whether we are able to successfully commercialize our new technologies, which we have been investing in by designing and introducing new products based on these new technologies.

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as we sell products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which our semiconductors are suited; the level of utilization of our production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for us; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in our filings with the SEC on Form 10-K.

The impact of these and other factors on our revenues and operating results in any future period cannot be forecast with certainty. Our expense levels are based, in part, on its expectations as to future revenues. Because our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, our backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause our net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of our expenses varies with its revenues.

OVERVIEW

We are a leading company in the design, development, manufacture and marketing of high power, high performance power semiconductors. Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 500 watts of power.

We were founded in 1983. In 1989, we acquired from ABB its semiconductor operation in Lampertheim, Germany, now called IXYS Semiconductor GmbH. This acquisition provided us with a strong foothold in Europe.

In 1995, we reincorporated in Delaware. Also in 1995, ABB converted approximately $10.5 million in debt owed to it by us into our capital stock. In January 1998, we purchased the Lampertheim facility, which had previously been leased from ABB.

In September 1998, IXYS Corporation merged with Paradigm Technology, Inc., a Delaware corporation that designed and marketed SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued Paradigm common stock in exchange for all outstanding shares of our capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company, and the historic accounting records of IXYS became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation."

In May 2000, we acquired Directed Energy Inc. ("Directed Energy"), which gave us added scientific expertise and additional products related to laser diode drives, high voltage pulse generators and modulators. In connection with this acquisition, we issued 250,370 shares of our common stock to the former shareholders of Directed Energy.

The semiconductor industry is cyclical and has from time to time experienced depressed business conditions. The semiconductor industry has historically experienced a decrease in average selling prices of products over time. From 1996 through 1998, the semiconductor industry experienced worldwide overcapacity, which caused prices to erode and was accompanied by a slowdown in the demand for semiconductors. Additionally, a number of factors can result in quarter to quarter fluctuations in operating results, including: the reduction, rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in the manufacturing yields and significant yield losses; and availability of production capacity.

In fiscal year 2000, net revenues derived from North American and international sales represented approximately 37.8% and 62.2%, respectively, of our net revenues. Of our international sales, approximately 47.6% of our net revenues were derived from sales in Europe and the Middle East and 14.6% of our net revenues were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2000. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

We relied on external foundries for approximately 50% of our wafer fabrication requirements in fiscal year 2000, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to the Company by external foundries. Our principal external foundry is Samsung Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 16 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

On July 6, 2000, our board of directors approved a two-for-one stock split of the outstanding shares of our common stock to be effected in the form of a stock dividend to be payable to all stockholders of record on the close of business on July 20, 2000. On August 10, 2000, we effectuated the stock split by issuing one additional share of our common stock for each outstanding share of our common stock held by each stockholder of record on the close of business on July 20, 2000.

We filed with the SEC a Registration Statement on Form S-3 (the "S-3") on September 18, 2000, Amendment No. 1 to the S-3 on September 27, 2000, Amendment No. 2 to the S-3 on September 29, 2000 and Amendment No. 3 to the S-3 on October 23, 2000 in connection with a secondary public offering of 4,000,000 shares of our Common Stock, 2,000,000 shares of which were sold by us and the other 2,000,000 shares of which were sold by selling stockholders.

On October 27, 2000, we completed this public offering. The shares were offered at an offering price of $24.50 per share, and the net proceeds from the offering were approximately $45.5 million after deducting the underwriters discounts and commissions and estimated offering expenses of approximately $800,000. We expect to use the net proceeds from this offering for the repayment of existing bank debt, the purchase of wafer fabrication, assembly and test equipment, the possible acquisition of or investment in complementary products, businesses or technologies and working capital and general corporate purposes. IXYS management will have broad discretion in applying a substantial portion of the net proceeds from the offering. Pending such application, the net proceeds from the offering will be invested in investment grade, interest bearing instruments. Except where specifically identified, the discussion below does not take into account the effect of this offering.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended September 30, 2000

Net Revenues. Net revenues for the three months ended September 30, 2000 were $26.9 million, an increase of 54.6% from the $17.4 million reported in the same period of the prior fiscal year. Net revenues for the six months ended September 30, 2000 were $50.2 million, an increase of 45.5% from the $34.5 million reported in the same period of the prior fiscal year. International net revenues were $11.2 million, or 41.7% of total net revenues, for the three month period ended September 30, 2000, as compared to $8.8 million, or 50.6% of total net revenues, for the same period in the prior fiscal year. International net revenues were $22.4 million, or 44.6% of total net revenues, for the six month period ended September 30, 2000, as compared to $17.3 million, or 50.1% of total net revenues, for the same period in the prior fiscal year. The increases in net revenues in both the three month and six month periods were primarily attributable to an increase in unit sales volume, partially offset by a slight decrease in average selling prices. We believe that the increase in unit sales volume was largely attributable to increased demands for power conversion systems for communications infrastructure applications.

Gross Profit. Gross profit for the three months ended September 30, 2000 was $9.6 million, or 35.8% of net revenues, as compared to $6.3 million, or 36.4% of net revenues, for the same period of the prior fiscal year. Gross profit for the six months ended September 30, 2000 was $17.9 million, or 35.6% of net revenues, as compared to $12.0 million, or 34.7% of net revenues, for the same period of the prior fiscal year. The increase was primarily due to an increase in manufacturing efficiencies as units sold increased by approximately 96.2% and 68.5% for the three and six month periods respectively, partially offset by a decline in average selling prices of 21.3% and 13.6% for the three and six month periods respectively.

Research, Development and Engineering. R&D expenses were $1.2 million, or 4.5% of net revenues, in the three months ended September 30, 2000, compared to $1.1 million, or 6.4% of net revenues, in the same period of the prior fiscal year. R&D expenses were $2.4 million, or 4.7% of net revenues, in the six months ended September 30, 2000, compared to $2.4 million, or 6.9% of net revenues, in the same period of the prior fiscal year. R&D expenses represented a declining percentage of net revenues as a result of R&D expenses remaining relatively constant while revenues increased.

Selling, General and Administrative. SG&A expenses increased to approximately $3.5 million, or 13.1% of net revenues, in the three months ended September 30, 2000, compared to $2.7 million, or 15.7% of net revenues, in the same period of the prior fiscal year. SG&A expenses increased to approximately $6.5 million, or 13.0% of net revenues, in the six months ended September 30, 2000, compared to $5.6 million, or 16.1% of net revenues, in the same period of the prior fiscal year. The dollar increase in SG&A expenses in both the three month and six month periods relative to the same periods of the prior fiscal year were primarily related to increased selling costs on the higher revenues. The declining percentages in both the three month and six month periods relative to the same periods of the prior fiscal year were primarily the result of SG&A expenses increasing less rapidly than net revenues between the comparative periods.

Other Income (Expense), Net. Other income (expense), net, including effects of foreign currency transactions, increased to ($0.6 million) during the three months ended September 30, 2000, compared to ($0.1 million) in the same period of the prior fiscal year. Other income (expense), net, including effects of foreign currency transactions, increased to $1.3 million during the six months ended September 30, 2000, compared to ($0.1 million) in the same period of the prior fiscal year. The decrease in income (expense), net, during the three month period ended September 30, 2000 relative to the same period of the prior fiscal year was caused primarily by write offs of foreign currency translations. The increase in income (expense), net, during the six month period ended September 30, 2000 relative to the same period of the prior fiscal year was caused primarily by a one time payment for a technology licensing agreement, partially offset by accruals of anticipated legal expenses and write offs of foreign currency translations.

Provision for Income Taxes. Our effective tax rate was 38.0% for the three months ended September 30, 2000, as compared to 34.9% in the same period of the prior fiscal year. Our effective tax rate was 38.0% for the six months ended September 30, 2000, as compared to 31.0% in the same period of the prior fiscal year. The effective tax rate in both the three and the six month period ended September 30, 2000 relative to the same periods in the prior fiscal increased as a result of the exhaustion of all net operating loss carryforwards in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through the sale of equity, lease financing and bank borrowings. As of September 30, 2000, total cash and cash equivalents were $12.0 million ($0.4 million restricted and $11.6 million unrestricted cash and cash equivalents), a total increase of $2.2 million ($0.1 million restricted and $2.1 million unrestricted cash and cash equivalents) from total cash and cash equivalents of $9.8 million ($0.3 million restricted and $9.5 million unrestricted cash and cash equivalents) at March 31, 2000. The increase in cash and cash equivalents was primarily due to cash generated from operations.

Net cash used in operating activities was $4.6 million for the six month period ended September 30, 2000, compared to $2.9 million in the same period of the prior fiscal year. Working capital increased to $35.9 million at September 30, 2000, compared to $29.8 million at March 31, 2000.

There are two line of credit facilities available to us. In the United States, we have a line of credit with a U.S. bank that consists of a $5.0 million commitment amount that is available through December 2000. The line bears interest at the bank's prime rate (9.5% at September 30, 2000). The line is collateralized by certain assets and contains certain general and financial covenants. At September 30, 2000, we had drawn $2.1 million against such line of credit.

In Germany, at September 30, 2000, we had a line of credit with a German bank that consisted of a $5.0 million commitment amount without any outstanding balance. This line supports a letter of credit facility.

In July 2000, a German bank issued to us a commitment letter for DM 7.5 million ($3.3 million) equipment lease facility. Our existing equipment leases (DM 4.9 million at September 30, 2000) are charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

In July 2000, the same commitment letter discussed above, the bank also committed to loan to us up to DM 9.9 million ($4.4 million) for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. We have not drawn any amounts under this commitment. The security interest of the bank under the equipment lease facility also secures this line.

Our accounts receivable at September 30, 2000 were $19.6 million, an increase of 18.5% as compared to June 30, 2000. Our inventories at September 30, 2000 were $24.9 million, an increase of 3.8% as compared to June 30, 2000. Net plant and equipment at September 30, 2000 were $11.2 million, an increase of 3.9% as compared to June 30, 2000.

We believe that the cash generated from operations and banking facilities, together with the net proceeds of our secondary public offering that were received in the third quarter of fiscal year 2000, will be sufficient to meet our cash requirements for at least the next 18 months. From time to time, we consider acquisitions and strategic investments. To the extent that our available funds are insufficient to meet our capital requirements, we will be required to raise additional funds. There can be no assurance that additional financing will be available on acceptable terms. The lack of such financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on its balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS No. 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 with earlier application encouraged. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: An Interpretation of APB Opinion No. 25," ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but we do not expect the adoption of this interpretation to have a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK

There has been no change to the quantitative and qualitative disclosures of risk made in our Report on Form 10-K, as amended, for the fiscal year ended March 31, 2000.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 12, 1996, IXYS and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

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

On September 20, 2000, IXYS counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on our operating results. Our insurance carrier has deposited the payment into escrow, pending final approval. The settlement is subject to the preparation and execution of definitive settlement agreements acceptable to all parties and submission of the documents to the court for its preliminary approval. If preliminary approval is granted, the settlement would be further subject to the final approval of the court following a period for comments by class members. There can be no assurance that we will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

On June 22, 2000, International Rectifier Corporation ("International Rectifier") filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, at least five identified U.S. patents owned by International Rectifier.

International Rectifier's complaint against us alleges that our infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty on the products that we sell which are claimed to infringe International Rectifier's patents. International Rectifier also seeks to have the claimed damages trebled. We have answered the complaint, denied any infringement and have asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. We has declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The suit is in the early stages of discovery, and it is our intent to vigorously contest the claims of International Rectifier. It is possible that as discovery progresses International Rectifier may expand its assertions to include additional products we sell, other than those specified in the complaint. International Rectifier has also informed us that it intends to seek a preliminary injunction against the alleged infringement. While we believe our defenses to the infringement claims are meritorious, there can be no assurance of a favorable outcome in this suit. In the event of an adverse outcome, any damages awarded by the court could be materially adverse to our financial condition and results of operations.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On August 11, 2000, we received notification from The Nasdaq Stock Market, Inc. that our common stock had received approval for listing on the Nasdaq National Market. Our common stock began trading on the Nasdaq National Market on August 21, 2000 under the symbol SYXI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Index to Exhibits.

     (b) The Company filed a Current Report on Form 8-K on October 18, 2000 to announce financial results for the three and six month periods ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IXYS CORPORATION


                    By:       /s/ Arnold P. Agbayani
                              -------------------
                              Arnold Agbayani, Vice President of
                              Finance and Administration and Chief
                              Financial Officer
                              (Principal Financial Officer)


Date:  November 14, 2000

                                 Exhibit Index

Exhibit No.                             Description
----------                              -----------
 3.1          Amended and Restated Certificate of Incorporation of the
              Registrant. (1)

 3.2          Certificate of Amendment of Amended and Restated Certificate of
              Incorporation (regarding increased authorization and reverse stock split). (2)

 3.3          Certificate of Amendment of Amended and Restated Certificate of
              Incorporation (regarding increased authorization and reverse stock split). (3)

 3.4          Certificate of Amendment of Amended and Restated Certificate of
              Incorporation (regarding name change). (3)

 3.5          Certificate of Correction to Certificate of Amendment of IXYS
              Corporation (regarding capital structure of the Company). (4)

 3.6          Amended and Restated Bylaws of the Registrant. (5)

10.1 Amended and Restated Promissory Note, dated September 15, 2000 executed by Nathan Zommer and acknowledged and agreed to by IXYS
              USA, Inc. (6)

10.2 Amended and Restated Promissory Note, dated September 15, 2000 executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS USA, Inc. (6)

10.3 Amended and Restated Pledge Agreement, dated September 15, 2000 executed by Nathan Zommer and acknowledged and agreed to by IXYS
              USA, Inc. (6)

10.4 Amended and Restated Promissory Note, dated September 15, 2000 executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS USA, Inc. (6)

10.5          Commitment Letter from Commerzbank, Akteingesellschaft, Mannheim
              Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with
              English language translation. (6)

10.6          General Business Conditions with regards to Commitment Letter from
              Commerzbank, Akteingesellschaft, Mannheim Branch to IXYS
              Semiconductor GmbH, dated July 28, 2000, with English language translation. (6)

27.1          Financial Data Schedule.

(1) Filed as an Annex or Exhibit to the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (Registration No. 333-57003) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-4/A (Registration No. 333-57003), filed June 29, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.

(4) Filed as an Exhibit to Form 8-A/A, filed September 15, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference.

(6) Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Registration No. 333-46028), filed October 23, 2000 and incorporated herein by reference.