Form 10-Q
period 2000-12-31
IXYS CORP /DE/
filed 2001-02-14
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                FOR THE PERIOD
                            ENDED DECEMBER 31, 2000

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                           FROM ________ TO ________

                       COMMISSION FILE NUMBER 000-26124

                               IXYS CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                77-0140882
     (State or other jurisdiction             (IRS Employer identification
          of incorporation or                               No.)
              organization)

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

                               Yes  [X]  No  [_]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 8, 2001, WAS 26,622,678.

                               IXYS CORPORATION

                                    INDEX

PART 1 - FINANCIAL INFORMATION...........................................................................         1
     ITEM 1. FINANCIAL STATEMENTS........................................................................         1
         CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................         1
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................................         2
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.......................................         4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................         6
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................         7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS......................................................................................        12
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF RISK............................................        16
PART II - OTHER INFORMATION..............................................................................        17
     ITEM 1. LEGAL PROCEEDINGS...........................................................................        17
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................        18
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................................................        18
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................        18
     ITEM 5. OTHER INFORMATION...........................................................................        19
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................................        19
SIGNATURES...............................................................................................        20

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                     March 31,          December 31,
                                                                                       2000                 2000
                                                                                -----------------    -----------------
                                    ASSETS                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents.................................................       $  9,759          $  48,020
     Accounts receivable, net..................................................         16,863             24,204
     Inventories, net..........................................................         21,477             29,313
     Other current assets......................................................            585                321
     Deferred income taxes.....................................................          1,627              1,627
                                                                                      --------          ---------
         Total current assets..................................................         50,311            103,485

     Plant and equipment, net..................................................         10,175             11,820
     Goodwill and other intangible assets, net.................................            231              2,185
     Other assets..............................................................          1,546              3,483
     Deferred income taxes.....................................................            782                782
                                                                                      ========          =========
         Total assets..........................................................       $ 63,045          $ 121,755
                                                                                      ========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized leases.....................................       $  1,365              1,618
     Current portion of notes payable to bank..................................          2,789                426
     Accounts payable..........................................................          5,467              7,305
     Accrued expenses and other liabilities....................................         10,345             13,943
                                                                                      --------          ---------

         Total current liabilities.............................................         19,966             23,292
     Notes payable to bank, net of current portion.............................          5,544                 87
     Capitalized lease obligations, net of current portion.....................          1,783              2,935
     Pension liabilities.......................................................          4,855              4,832
                                                                                      --------          ---------
         Total liabilities.....................................................         32,148             31,146

Commitment and contingencies (Note 9)

Preferred Stock, $0.01 par value:
     Authorized: 5,000,000 shares; none issued.................................             --                 --
Common stock, $0.01 par value:.................................................
     Authorized: 40,000,000 shares; issued and outstanding: 26,486,601
     shares on December 31, 2000 and 24,008,166 shares on March 31, 2000.......            240                265
     Additional paid-in capital................................................         43,204             92,617
     Notes receivable from stockholders........................................           (861)              (823)
     Comprehensive income......................................................         (1,988)            (1,522)
     (Accumulated deficit) / retained earnings.................................         (9,698)                72
                                                                                      --------          ---------

         Total stockholders' equity............................................         30,897             90,609
                                                                                      --------          ---------

         Total liabilities and stockholders' equity............................       $ 63,045          $ 121,755
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

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                         -------------------------
                                                                                          1999              2000
                                                                                         -------           -------
                                                                                                (Unaudited)
Net Revenues....................................................................         $19,592           $29,188
Cost of goods sold..............................................................          12,654            17,991
                                                                                         -------           -------

     Gross profit...............................................................           6,938            11,197

Operating expenses:
     Research, development and engineering......................................           1,130             1,715
     Selling, general and administrative........................................           2,751             3,702
     Amortization of intangibles................................................             116                58
                                                                                         -------           -------

         Total operating expenses...............................................           3,997             5,475
                                                                                         -------           -------

Operating income................................................................           2,941             5,722
Other expense...................................................................             (45)             (260)
                                                                                         -------           -------
Income before income tax provision..............................................           2,896             5,462
Provision for income tax........................................................          (1,107)           (2,074)
                                                                                         -------           -------

Net income......................................................................         $ 1,789           $ 3,388
                                                                                         =======           =======

Net income per share - basic....................................................         $  0.07           $  0.13
                                                                                         =======           =======

Weighted average shares used in per share calculation - basic...................          23,970            25,971
                                                                                         =======           =======

Net income per share - diluted..................................................         $  0.07           $  0.12
                                                                                         =======           =======

Weighted average shares used in per share calculation - diluted.................          24,938            28,703
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

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                                                 Nine Months Ended
                                                                                                    December 31,
                                                                                           -----------------------------
                                                                                                1999            2000
                                                                                           -------------    ------------
                                                                                                    (Unaudited)
Net Revenues.................................................................                    $54,081         $79,381
Cost of goods sold...........................................................                     35,161          50,316
                                                                                           -------------    ------------
Gross profit.................................................................                     18,920          29,065

Operating expenses:
     Research, development and engineering...................................                      3,500           4,096
     Selling, general and administrative.....................................                      8,074           9,941
     Amortization of intangibles.............................................                        347             366
                                                                                           -------------    ------------
Total operating expenses.....................................................                     11,921          14,403
                                                                                           -------------    ------------
Operating income.............................................................                      6,999          14,662
Other income (expense).......................................................                       (144)          1,089
                                                                                           -------------    ------------
Income before income tax provision...........................................                      6,855          15,751
Provision for income tax.....................................................                     (2,332)         (5,981)
                                                                                           -------------    ------------
Net income...................................................................                    $ 4,523         $ 9,770
                                                                                           =============    ============
Net income per share - basic.................................................                    $  0.19         $  0.39
                                                                                           =============    ============
Weighted average shares used in per share calculation - basic................                     23,958          25,182
                                                                                           =============    ============
Net income per share - diluted...............................................                    $  0.18         $  0.35
                                                                                           =============    ============
Weighted average shares used in per share calculation - diluted..............                     24,810          27,884
                                                                                           =============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                    -------------------------------
                                                                                       1999               2000
                                                                                    --------------   --------------
                                                                                             (Unaudited)
Net Income.................................................................                 $1,789           $3,388
Other comprehensive income, net of tax:
Foreign currency translation adjustments...................................                   (281)             615
                                                                                    --------------   --------------
Comprehensive income.......................................................                 $1,508           $4,003
                                                                                    ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                                ----------------------------------
                                                                                       1999               2000
                                                                                ----------------    --------------
                                                                                             (Unaudited)
Net Income.................................................................              $ 4,523            $ 9,770
Other comprehensive income, net of tax:
Foreign currency translation adjustments...................................               (1,110)               289
                                                                                ----------------    ---------------
Comprehensive income.......................................................              $ 3,413            $10,059
                                                                                ================    ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          Nine Months Ended
                                                                                            December 31,
                                                                                     ---------------------------
                                                                                        1999             2000
                                                                                     ----------       ----------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.......................................................................    $    4,523       $    9,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation and amortization...............................................         2,252            2,471
     Provision for bad debts.....................................................         1,915            1,602
     Provision for excess and obsolete inventory.................................           802            1,153
     Loss on foreign currency translation........................................            39              454
Changes in operating assets and liabilities:
     Accounts receivable.........................................................        (4,880)          (8,805)
     Inventories.................................................................          (330)          (8,787)
     Prepaid expenses and other current assets...................................          (128)             228
     Other assets................................................................            91           (1,941)
     Accounts payable............................................................        (1,262)           1,657
     Accrued expenses and other liabilities......................................         1,526           (2,394)
     Income tax payable..........................................................             -            6,097
     Pension liabilities.........................................................           (14)              80
                                                                                     ----------       ----------
Net cash provided by operating activities........................................         4,534            1,585
                                                                                     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Directed Energy, Inc., net of cash acquired.......................             -              135
Purchase of plant and equipment..................................................        (1,877)          (4,232)
                                                                                     ----------       ----------
Net cash used in investing activities............................................        (1,877)          (4,097)
                                                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations..........................................           275            1,407
Proceeds from notes payable......................................................           264               37
Principal payments on capital lease obligations..................................             -                0
Repayment of notes payable to bank...............................................        (1,369)          (7,296)
Proceeds from secondary offering.................................................             0           46,320
Other............................................................................           381            3,118
                                                                                     ----------       ----------

Net cash provided by/(used) in financing activities..............................          (449)          43,586
                                                                                     ----------       ----------
Effect of foreign exchange rate fluctuations on cash and cash equivalents........        (1,752)          (2,813)
                                                                                     ----------       ----------

Net increase in cash and cash equivalents........................................           456           38,261
Cash and cash equivalents at beginning of period.................................         8,480            9,759
                                                                                     ----------       ----------

Cash and cash equivalents at end of period.......................................    $    8,936       $   48,020
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

                               IXYS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of IXYS Corporation ("IXYS" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 contained in the Company's Annual Report on Form 10-K, as amended. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

4.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require IXYS to recognize all derivatives on its balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. IXYS does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. IXYS does not expect this pronouncement to materially impact its financial position or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS 138 expands the scope exception in paragraph 10(b) of SFAS 133 for normal purchases and normal sales. The pronouncement is not expected to have a material impact on the financial position and results of operations of IXYS.

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

5.   Comprehensive Income

The only component of comprehensive income for the nine months ended December 31, 1999 and 2000 was the change in the cumulative translation adjustment.

6.   Inventories

Inventories consist of the following (in thousands):


                                          March 31,              December 31,
                                            2000                    2000
                                          --------               -----------
                                                                 (Unaudited)
Raw materials.........................    $  3,299               $     5,636
Work in progress......................      13,943                    17,993
Finished goods........................       9,159                    11,716
                                          --------               -----------
                                            26,401                    35,345
Less inventory reserve................      (4,924)                   (6,032)
                                          --------               -----------
                                          $ 21,477               $    29,313
                                          ========               ===========

7.   Common Stock

A two-for-one split of the Company's common stock was effected on August 10, 2000 and was applicable to stockholders of record on July 20, 2000. References to share and per share data in the accompanying Consolidated Financial Statements give effect to the stock split.

In October 2000, the Company completed a secondary public offering of 4,000,000 shares of the Company's common stock of which 2,000,000 shares were sold by the Company and the 2,000,000 shares were sold by selling stockholders. The public offering was completed as of October 27, 2000 and net proceeds to the Company were $45.5 million.

8.  Computation of Net Income (Loss) Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                                         Three Months Ended
                                                                                              December 31,
                                                                                       ---------------------------
                                                                                         1999               2000
                                                                                       -------             -------
                                                                                               (Unaudited)
Basic:

Weighted, average shares outstanding for the period.......................              23,970              25,971
                                                                                       -------             -------
Shares used in computing per share amounts................................              23,970              25,971
                                                                                       -------             -------
Net income available for common stockholders..............................             $ 1,789             $ 3,388
Net income available for common stockholders per share....................             $  0.07             $  0.13

Diluted:
Weighted, average shares outstanding for the period.......................              23,970              25,971
Net effective dilutive stock options and warrants based on the treasury
stock method using average market price..................................                  968               2,732
                                                                                       -------             -------
Shares used in computing per share amounts................................              24,938              28,703
                                                                                       -------             -------
Net income available for common stockholders..............................             $ 1,789             $ 3,388
Net income per share available for common stockholders....................             $  0.07             $  0.12

                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                       ---------------------------
                                                                                        1999                2000
                                                                                       -------             -------
                                                                                               (Unaudited)
Basic:

Weighted, average shares outstanding for the period.......................              23,958              25,182
                                                                                       -------             -------
Shares used in computing per share amounts................................              23,958              25,182
                                                                                       -------             -------
Net income available for common stockholders..............................             $ 4,523             $ 9,770
Net income available for common stockholders per share....................             $  0.19             $  0.39

Diluted:
Weighted, average shares outstanding for the period.......................              23,958              25,182
Net effective dilutive stock options and warrants based on the treasury
stock method using average market price..................................                  852               2,702
                                                                                       -------             -------
Shares used in computing per share amounts................................              24,810              27,884
                                                                                       -------             -------
Net income available for common stockholders..............................             $ 4,523             $ 9,770
Net income per share available for common stockholders....................             $  0.18             $  0.35


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

On September 20, 2000, IXYS counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on IXYS' operating results. The Company's insurance carrier has deposited the payment into escrow, pending final approval. The settlement is subject to the preparation and execution of definitive settlement agreements acceptable to all parties and submission of the documents to the court for its preliminary approval. If preliminary approval is granted, the settlement would be further subject to the final approval of the court following a period for comments by class members. There can be no assurance that IXYS will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

On June 22, 2000, International Rectifier Corporation ("International Rectifier") filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe at least five identified U.S. patents owned by International Rectifier. International Rectifier has since notified IXYS that it no longer contends that IXYS infringes one of those patents (US Patent No. 4,705,759), but has also expanded its allegations of infringement to embrace all of IXYS' power MOSFETs and IGBTs having "elongated octagonal" cells, "non-symmetrical cluster" cells, or "cross" cells. These designations cover most of IXYS' power MOSFET and IGBT products sold in the United States.


International Rectifier's complaint against IXYS alleges that the Company's infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin IXYS from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (contended to be 6.5% of net sales) on the products that IXYS sells which are claimed to infringe International Rectifier's patents.

International Rectifier also seeks to have the claimed damages trebled. IXYS has answered the complaint, denied any infringement and has asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached IXYS on several occasions and requested that the Company enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. IXYS has declined to do so, based upon the Company's belief that IXYS' products do not infringe the International Rectifier patents. The suit is in discovery, and it is IXYS' intent to vigorously contest the claims of International Rectifier. International Rectifier has also informed IXYS that it intends to seek a preliminary injunction against the alleged infringement. While IXYS believes its defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, any damages or injunction awarded by the court could be materially adverse to IXYS' financial condition and results of operations.

International Rectifier also contends that IXYS' importation and sale of products in the United States made from wafers manufactured for IXYS by Samsung Electronics Co., Ltd. ("Samsung") is in violation of an injunction entered against Samsung. International Rectifier recently served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction entered against Samsung for the manufacture of IXYS' design parts, the making, using, offering for sale or selling in or importing into the United States of IXYS' design parts manufactured by Samsung which infringe on International Rectifier's US Patent No. 4959699 and an appropriate fine. Samsung contends that IXYS is contractually obligated under the terms of its wafer supply agreement with Samsung to defend Samsung against the claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is currently considering Samsung's request in light of the terms of the wafer supply agreement. In the event IXYS is obligated to defend and indemnify Samsung, an adverse outcome resulting in damages or an injunction awarded by the court could be materially adverse to IXYS' financial condition and results of operations.

In November 2000, IXYS filed a lawsuit for patent infringement against International Rectifier in the County Court of Mannheim, Germany. The lawsuit charges International Rectifier with infringing at least two of IXYS' German patents, patent DP 3468783 and patent DP 3127457. The patents cover key design features of IXYS proprietary integrated power module technology, which the lawsuit alleges International Rectifier has been infringing in products sold in Germany. The lawsuit seeks damages and an injunction prohibiting the continued infringement by International Rectifier.

International Rectifier originally had until January 4, 2001 to file a response. This response date has been delayed to February 8, 2001, upon the request of International Rectifier. The hearing of the case is set for March 23, 2001.

Discussions of additional details relating to the above-described legal proceedings may be found in IXYS' prior SEC filings and reports.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in our Annual Report on Form 10-K, as amended, which has been filed with the Securities and Exchange Commission (the "SEC"). Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as we sell products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which our semiconductors are suited; the level of utilization of our production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for us; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in our filings with the SEC on Form 10-K, as amended.

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

On October 27, 2000, we completed this public offering. The shares were offered at an offering price of $24.50 per share, and the net proceeds from the offering were approximately $45.5 million after deducting the underwriters discounts and commissions and estimated offering expenses of approximately $800,000. We used or expect to use the net proceeds from this offering for the repayment of existing bank debt, the purchase of wafer fabrication, assembly and test equipment, the possible acquisition of or investment in complementary products, businesses or technologies and working capital and general corporate purposes. IXYS management will have broad discretion in applying a substantial portion of the net proceeds from the offering. Pending such application, the net proceeds from the offering are invested in investment grade, interest bearing instruments.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended December 31, 2000

Net Revenues. Net revenues for the three months ended December 31, 2000 were $29.2 million, an increase of 49% from the $19.6 million reported in the same period of the prior fiscal year. Net revenues for the nine months ended December 31, 2000 were $79.4 million, an increase of 47% from the $54.1 million reported in the same period of the prior fiscal year. International net revenues were $12.3 million, or 42% of total net revenues, for the three month period ended December 31, 2000, as compared to $9.9 million, or 51% of total net revenues, for the same period in the prior fiscal year. International net revenues were $34.7 million, or 44% of total net revenues, for the nine month period ended December 31, 2000, as compared to $27.4 million, or 50% of total net revenues, for the same period in the prior fiscal year. The increases in net revenues in both the three month and nine month periods were primarily attributable to an increase in unit sales volume, partially offset by a slight decrease in average selling prices. We believe that the increase in unit sales volume was largely attributable to increased demands for power conversion systems for communications infrastructure applications.

Gross Profit. Gross profit for the three months ended December 31, 2000 was $11.2 million, or 38.4% of net revenues, as compared to $6.9 million, or 35.4% of net revenues, for the same period of the prior fiscal year. Gross profit for the nine months ended December 31, 2000 was $29.1 million, or 36.6% of net revenues, as compared to $18.9 million, or 35.0% of net revenues, for the same period of the prior fiscal year. The increase was primarily due to an increase in manufacturing efficiencies as units sold increased by approximately 73.6% and 70.3% for the three and nine month periods respectively, partially offset by a decline in average selling prices of 14.2% and 13.8% for the three and nine month periods respectively.

Research, Development and Engineering. R&D expenses were $1.7 million, or 5.9% of net revenues, in the three months ended December 31, 2000, compared to $1.1 million, or 5.8% of net revenues, in the same period of the prior fiscal year. R&D expenses were $4.1 million, or 5.2% of net revenues, in the nine months ended December 31, 2000, compared to $3.5 million, or 6.5% of net revenues, in the same period of the prior fiscal year. The slight dollar increase in R&D expenses reflects the increase in R&D projects undertaken.

Selling, General and Administrative. SG&A expenses increased to approximately $3.8 million, or 12.9% of net revenues, in the three months ended December 31, 2000, compared to $2.8 million, or 14.6% of net revenues, in the same period of the prior fiscal year. SG&A expenses increased to approximately $10.3 million, or 13.0% of net revenues, in the nine months ended December 31, 2000, compared to $8.4 million, or 15.6% of net revenues, in the same period of the prior fiscal year. The dollar increase in SG&A expenses in both the three month and nine month periods relative to the same periods of the prior fiscal year were primarily related to increased selling costs on the higher revenues. The declining percentages in both the three month and nine month periods relative to the same periods of the prior fiscal year were primarily the result of SG&A expenses increasing less rapidly than net revenues between the comparative periods.

Other Income (Expense), Net. Other income (expense), net, including effects of foreign currency transactions, decreased to ($260,000) during the three months ended December 31, 2000, compared to ($45,000) in the same period of the prior fiscal year. Other income (expense), net, including effects of foreign currency transactions, increased to $1,089,000 during the nine months ended December 31, 2000, compared to ($144,000) in the same period of the prior fiscal year. The decrease in income (expense), net, during the three month period ended December 31, 2000 relative to the same period of the prior fiscal year was caused primarily by expenses associated with ongoing legal activities. The increase in income (expense), net, during the nine month period ended December 31, 2000 relative to the same period of the prior fiscal year was caused primarily by a one time payment for a technology licensing agreement, partially offset by accruals of anticipated legal expenses and write offs of foreign currency translations.

Provision for Income Taxes. Our effective tax rate was 38% for the three months ended December 31, 2000, as compared to 38% in the same period of the prior fiscal year. Our effective tax rate was 38% for the nine months ended December 31, 2000, as compared to 34% in the same period of the prior fiscal year. The effective tax rate in the nine month period ended December 31, 2000 relative to the same period in the prior fiscal year increased as a result of the exhaustion of all net operating loss carryforwards in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through the sale of equity, lease financing and bank borrowings. As of December 31, 2000, total cash and cash equivalents were $48.0 million, a total increase of $ 38.2 million from total cash and cash equivalents of $9.8 million at March 31, 2000. The increase in cash and cash equivalents was due to cash received from a secondary offering completed in October 2000.

Net cash used in operating activities was $1.6 million for the nine month period ended December 31, 2000, compared to $4.5 million in the same period of the prior fiscal year. Working capital increased to $79.9 million at December 31, 2000, compared to $ 29.8 million at March 31, 2000.

There are two line of credit facilities available to us. In the United States, we have a line of credit with a U.S. bank that consists of a $5.0 million commitment amount that is available through December 2000. The line bears interest at the bank's prime rate (9.5% at December 31, 2000). The line is collateralized by certain assets and contains certain general and financial covenants. At December 31, 2000, we had no amount owed against such line of credit.

In Germany, at December 31, 2000, we had a line of credit with a German bank that consisted of a $5.0 million commitment amount without any outstanding balance. This line supports a letter of credit facility. At December 31, 2000, we had drawn $4.1 million against such line of credit.

In July 2000, a German bank issued to us a commitment letter for DM 7.5 million ($3.3 million) equipment lease facility. Our existing equipment leases (DM 6.6 million at December 31, 2000) are charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

In July 2000, under the same commitment letter discussed above, the bank also committed to loan to us up to DM 9.9 million ($4.4 million) for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. We have not drawn any amounts under this commitment. The security interest of the bank under the equipment lease facility also secures this line.

Our accounts receivable at December 31, 2000 were $24.2 million, an increase of 23.7% as compared to September 30, 2000. Our inventories at December 31, 2000 were $29.3 million, an increase of 17.6% as compared to September 30, 2000. Net plant and equipment at December 31, 2000 were $11.8 million, an increase of 5.7% as compared to September 30, 2000.

We believe that the cash generated from operations and banking facilities, together with the net proceeds of our secondary public offering, will be sufficient to meet our cash requirements for at least the next 18 months. From time to time, we consider acquisitions and strategic investments. To the extent that our available funds are insufficient to meet our capital requirements, we will be required to raise additional funds. There can be no assurance that additional financing will be available on acceptable terms. The lack of such financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require IXYS to recognize all derivatives on its balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial statements.

In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not expect this pronouncement to materially impact our financial position or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS 138 expands the scope exception in paragraph 10(b) of SFAS 133 for normal purchases and normal sales. The pronouncement is not expected to have a material impact on our financial position and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On August 12, 1996, IXYS and Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased our common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

On February 9, 1998 the Court certified a class consisting only of California purchasers of our stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Court granted this motion on April 28, 1999.

On May 19, 1998, the law firm that filed the Bulwa, et al. action described above filed an additional securities class action lawsuit against us, Michael Gulett, Robert McClelland, Richard A. Veldhouse and Chiang Lam, this time in the United States District Court for the Northern District of California. The complaint alleged violations of section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Commission Rule 10b-5 and section 20(a) of the Exchange Act. Plaintiff alleged the same class and the same substantive factual allegations that are contained in the Bulwa, et al. action as amended. Defendants responded to the complaint on July 27, 1998 by filing a motion to dismiss the complaint for failure to state claims upon which relief can be granted and for various pleading inadequacies. In lieu of opposing the motion, plaintiff filed a first amended complaint. Defendants renewed their motion to dismiss, and on January 20, 1999 the Court issued an order granting the motion and dismissing plaintiff's action and entered judgment thereon. On February 3, 1999, the Court entered an amended judgment clarifying that the judgment is with prejudice. On March 12, 1999, plaintiff filed a notice of appeal. Plaintiff then agreed to dismiss the appeal in exchange for defendants' agreement not to seek to recover defendants' costs incurred in responding to the appeal and agreement not to pursue any action against the plaintiff for having filed the action. The appeal was dismissed with prejudice on October 25, 1999.

On September 20, 2000, our counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on our operating results. Our insurance carrier has deposited the payment into escrow, pending final approval. The settlement is subject to the preparation and execution of definitive settlement agreements acceptable to all parties and submission of the documents to the court for its preliminary approval. If preliminary approval is granted, the settlement would be further subject to the final approval of the court following a period for comments by class members. There can be no assurance that we will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

On June 22, 2000, International Rectifier Corporation ("International Rectifier") filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe at least five identified U.S. patents owned by International Rectifier. International Rectifier has since notified us that it no longer contends that we infringe one of those patents (US Patent No. 4,705,759), but has also expanded its allegations of infringement to embrace all our power MOSFETs and IGBTs having "elongated octagonal" cells, "non-symmetrical cluster" cells, or "cross" cells. These designations cover most of our power MOSFET and IGBT products sold in the United States.

International Rectifier's complaint against us alleges that our infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (contended to be 6.5% of net sales) on the products that we sell which are claimed to infringe International Rectifier's patents.

International Rectifier also seeks to have the claimed damages trebled. We have answered the complaint, denied any infringement and have asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. We have declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The suit is in discovery, and it is our intent to vigorously contest the claims of International Rectifier. International Rectifier has also informed us that it intends to seek a preliminary injunction against the alleged infringement. While we believe our defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, any damages or injunction awarded by the court could be materially adverse to our financial condition and results of operations.

International Rectifier also contends that our importation and sale of products in the United States made from wafers manufactured for us by Samsung Electronics Co., Ltd. ("Samsung") is in violation of an injunction entered against Samsung. International Rectifier recently served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction entered against Samsung for the manufacture of IXYS' design parts, the making, using, offering for sale or selling in or importing into the United States of IXYS' design parts manufactured by Samsung which infringe on International Rectifier's US Patent No. 4959699 and an appropriate fine. Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are currently considering Samsung's request in light of the terms of the wafer supply agreement. In the event we are obligated to defend and indemnify Samsung, an adverse outcome resulting in damages or an injunction awarded by the court could be materially adverse to our financial condition and results of operations.

In November 2000, we filed a lawsuit for patent infringement against International Rectifier in the County Court of Mannheim, Germany. The lawsuit charges International Rectifier with infringing at least two of our German patents, patent DP 3468783 and patent DP 3127457. The patents cover key design features of our proprietary integrated power module technology, which the lawsuit alleges International Rectifier has been infringing in products sold in Germany. The lawsuit seeks damages and an injunction prohibiting the continued infringement by International Rectifier.

International Rectifier originally had until January 4, 2001 to file a response. This response date has been delayed to February 8, 2001, upon the request of International Rectifier. The hearing of the case is set for March 23, 2001.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Stockholders of the Company was held on December 11, 2000.

(b) At the Annual Meeting, the stockholders (i) elected each of the persons identified below to serve as director of the Company until the next Annual Meeting of the Stockholders or until his successor is elected (the "Director Proposal"); (ii) approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to an aggregate of 80,000,000 shares (the "Amendment Proposal"); and (iii) ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year 2001 (the "Auditor Proposal").

       There were 26,461,539 shares of common stock outstanding as of October 31, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 24,784,567 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

(c)    PROPOSAL 1:  THE DIRECTOR PROPOSAL

                                 VOTES IN FAVOR        VOTES WITHHELD

             Arnold Agbayani        24,757,813             26,754
             Donald Feucht          24,656,831            127,736
             Andreas Hartmann       24,757,809             26,758
             S. Joon Lee            24,757,143             27,424
             Samuel Kory            24,657,527            127,040
             Nathan Zommer          24,757,805             26,762

       PROPOSAL 2:  THE AMENDMENT PROPOSAL

             VOTES IN FAVOR         24,320,639
             VOTES AGAINST             454,131
             ABSTENTIONS                 9,797
             NO VOTE                         0
             NOT VOTED               1,676,972

       PROPOSAL 3:  THE AUDITOR PROPOSAL

             VOTES IN FAVOR         24,768,016
             VOTES AGAINST              10,289
             ABSTENTIONS                 6,262
             NO VOTE                         0
             NOT VOTED               1,676,972

ITEM 5.  OTHER INFORMATION.

None.

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

                               IXYS CORPORATION

                               By: /s/ Arnold Agbayani
                                   -------------------

                                   Arnold Agbayani, Vice President of
                                   Finance and Administration and Chief
                                   Financial Officer
                                   (Principal Financial Officer)

Date:  February 14, 2001

                                 Exhibit Index

Exhibit No.    Description
------------   -----------------------------------------------------------------
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