Form 10-K405
period 2001-03-31
IXYS CORP /DE/
filed 2001-06-28
CIK 945699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

    For the fiscal year ended March 31, 2001

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

                                      None
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 2001, was approximately $131,158,292.* The number of shares of the Registrant's Common Stock outstanding as of June 11, 2001 is 26,696,510.
--------
* Based on a closing price of $12.85 per share of the Registrant's Common Stock on June 11, 2001 held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 11, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IXYS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

    ITEM 1.  IXYS BUSINESS..............................................     1

             RISK FACTORS...............................................    11

    ITEM 2.  PROPERTIES.................................................    20

    ITEM 3.  LEGAL PROCEEDINGS..........................................    20

    ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS........    22

                                 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS........................................    23

    ITEM 6.  SELECTED FINANCIAL DATA....................................    23

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    25

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.......................................................    29

    ITEM 8.  FINANCIAL STATEMENTS.......................................    31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    55

                                 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    55

    ITEM 11. EXECUTIVE COMPENSATION.....................................    56

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    59

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    60

                                 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    62

   This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders and other factors discussed below and under the caption "Risk Factors." IXYS disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

                                     PART I

ITEM 1. IXYS BUSINESS

General

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

   Our power semiconductor products have historically been divided into two primary categories, power metal oxide semiconductor, or MOS, transistors and bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2001, power semiconductors constituted approximately 92% of our revenues, which included 49%. from power MOS transistors and 43% from bipolar products. We also sell gallium arsenide products, which has become a primary product category. In addition to power semiconductors, we manufacture our proprietary direct copper bond, or DCB, substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. We also sell integrated circuits, or ICs, that have applications associated with power management, and high speed, high density static random access memory, or SRAM, products.

   Our products are used primarily to control electricity in:

  . power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for communications infrastructure applications such as wireless base stations, network servers and telecommunication switching stations;

  . motor drives for industrial applications such as industrial transportation, robotics and process control equipment; and

  . medical electronics for sophisticated applications, such as defibrillators and medical imaging.

   We design our products primarily for industrial and business applications, rather than for use in personal computers, mobile phones or other household appliances.

   In fiscal year 2001, we sold our products to over 2,000 customers worldwide. Our major customers include ASCOM, Still, Siemens, Guidant, Medtronics, Tyco, Modular Power, Antec, Delta Electronics and Huawei. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, General Motors, Hewlett-Packard, IBM, Motorola and Nokia.

Industry Background

   Demand for electricity in the 21st century is forecasted to increase faster than demand for other forms of energy. The worldwide demand for electrical energy is currently increasing due to:

  . proliferation of technology driven products that require electricity, including computers, telecommunications equipment and the infrastructure to support portable electronics;

  . increased use of electronic content in traditional products such as airplanes, automobiles and home appliances;

  . increased use of automation and electrical processes in industry and mass transit systems; and

  . penetration of technology into developing countries.

   Not only is demand increasing, but the requirements for electricity are also changing. Electronic products in all markets are becoming increasingly sophisticated, offering more "intelligence" through the use of microprocessors and additional components. For example, the Information Technology Industry Council reports that computers represented 13% of U.S. electrical consumption in 1998, versus only 6% in 1994. The increasing complexity of such products requires more precisely regulated power quality and greater power reliability. In addition, the increasing costs of electricity, coupled with governmental regulations and environmental concerns, have caused an increased demand for energy efficiency.

   Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

  . convert or "rectify" alternating current, or AC, power delivered by electrical utilities to direct current, or DC, power which is required by most electronic equipment;

  . convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

  . invert DC power to high frequency AC power to permit the processing of power using substantially smaller electronic components; or

  . rectify high frequency AC power from switch-mode power supplies to meet the specific DC voltage required by an application.

   The more sophisticated the end product, the greater its need for specially formatted, finely regulated power, and the greater its need for a high performance power semiconductor. According to the Digital Power Report, less than 15% of the world's electricity is currently switched by power semiconductors, but this percentage is expected to grow significantly to meet the need for higher quality power.

   Power semiconductors improve system efficiency and reliability by processing and converting electrical energy into more usable, higher quality power. Specifically, power semiconductors are used primarily in controlling energy in power conversion systems, including switch mode power supplies, or SMPS, and uninterruptible power supplies, or UPS, and motor drive controls. Switch mode power supplies efficiently convert power to meet the specific voltage requirements of an application, such as communications equipment. Uninterruptible power supplies provide a short term backup of electricity in the event of power failure. Motor drive controls regulate the voltage, current and frequency of power to a motor.

Market Size and Trends

   Statistics published by the Semiconductor Industry Association in June 2000 projected that the worldwide market for all power semiconductors, including discrete and integrated circuits, will grow at a 20% compound annual growth rate, from $10.5 billion in 1999 to $18.1 billion in 2002. Based on this same data, we believe the specific markets we serve will grow even faster, at a 25% compound annual growth rate, from $7.6 billion in 1999 to $14.9 billion in 2002.

   The primary markets we serve are characterized by complex technological development and higher power level requirements. We believe the following key trends are driving the demand for our products:

   Growth in communications devices and infrastructure. The worldwide communications industry has experienced rapid growth in recent years, fueled largely by growth in the Internet, deregulation, competition, privatization and other technological advances, including the convergence of voice, video and data communication. The proliferation of electronic devices and the infrastructure to support them is resulting in increasing power level requirements and the demand for greater power reliability.

   Increased demand for energy efficiency in motor drives. Electronic motors consume approximately one-half of the world's electricity. Due to costs and complexity, motor controls that permit variable speed operation, which in turn reduce energy consumption, have been predominantly used only in higher end applications. However, recent advancements in power management enable more cost effective, variable speed motor controls, which enhance energy efficiency and improve performance in a wide range of industrial and commercial applications, such as heating, ventilation and air conditioning systems.

   Emergence of new applications in medical electronics. Continued advancements in medical technologies are resulting in more sophisticated medical electronic devices. Power semiconductors can greatly reduce the size of equipment and improve the precision of medical measurements and functionality. For example, power semiconductors have enabled cardiac defibrillators to become much smaller and more portable, improving the ability to install these devices in more non-medical establishments, such as airplanes and office buildings.

   Development of new technologies for power management. New technologies such as the use of radio frequency, or RF, for nontraditional power applications are opening new markets for power semiconductors. For example, RF based semiconductor production equipment is migrating to high frequency power MOS transistors from traditional RF tubes. Additionally, material science developments, such as gallium arsenide, are enabling the production of higher power density power management products, such as those required for wireless base stations.

   Demand for increasing power density. The need for higher levels of power in end use applications is causing purchasers of power semiconductors to demand more power for their applications from the same physical space. In the communications industry, the growth in bandwidth demands is requiring communications equipment providers to add more equipment or more powerful equipment to confined spaces in highly populated areas. As a result, power semiconductor manufacturers are being required to design and produce products that enable their customers to expand power levels without expanding product footprints, or maintaining levels of power while shrinking product footprints.

Our Strategy

   Since our inception, we have focused on meeting the needs of the high power, high performance segment of the power semiconductor market. We intend to continue building a leading position within our targeted segment of this market by pursuing the following strategies:

   Maintain technological focus on high power, high performance market. Our technological expertise enables us to focus on the high power, high performance power semiconductor market. Due to technological complexities, fewer industry players compete in this market, resulting in a more favorable competitive environment for us. We believe our technological expertise differentiates us from most of our competitors. This expertise encompasses a wide range of scientific disciplines and technical capabilities, including physics, mechanical engineering, chemistry, circuit design, material science and packaging. Using our technological expertise, we continually strive to introduce innovative products. For example, we have recently brought to market a gallium arsenide rectifier, one use of which will permit increased power density in wireless base stations.

   Target rapid growth opportunities within the high power, high performance market. We select the specific markets where we intend to compete by evaluating their potential growth, our ability to establish an advantage based upon our technological capabilities and the performance of competing products. For example, to capitalize on the power density and switching speed of our products, we have entered the telecommunications and data communications segments of the communications infrastructure market. These segments include applications for wireless base stations, internet servers for co-location facilities and storage area networks.

   Continue to diversify markets, customers and products. We believe that diversifying the markets and customers we serve and the products we produce enables us to minimize the traditional cyclical effects of the semiconductor industry on our business. We have a significant market presence in Europe, North America and Asia, the three principal geographic markets for high performance power semiconductors. Moreover, our products are used in a broad range of applications, from communications infrastructure to industrial automation to medical electronics, thereby reducing our reliance on customers from any particular industry. Our product line spans a broad range of functionality and price, which allows us to provide an appropriate solution to most of our customers' power semiconductor needs. This product diversity permits our customers to reduce the number of their suppliers by enabling them to purchase a substantial portion of their power semiconductor needs from us.

   Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments. For example, through the acquisition of Directed Energy, Inc. in May 2000, we added scientific expertise and additional products related to laser diode drivers, high voltage pulse generators and modulators. We also believe there are significant opportunities to capitalize on our extensive distribution system and market additional products to many of our 2,000 customers.

   Collaborate with select companies on product development. We seek to enter into collaborative arrangements with existing and potential customers in attractive end user markets in order to optimize our products for their use. We believe that our ability to provide technical assistance to these companies in the design of their hardware and software systems encourages the incorporation of our products in their devices. For example, we partnered with manufacturers of portable defibrillators at an early stage in the development of this market, and we have become a leading supplier of power semiconductors for these devices. In addition, we have had over 200 design wins in each of the last three years.

   Optimize mix between internal and external manufacturing. We intend to continue using both internal wafer fabrication facilities and our external foundry relationships. We also seek to balance our product assembly through multiple sourcing relationships. We believe these strategies enable us to maximize our manufacturing efficiency and flexibility. We also believe that our internal manufacturing capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process and product innovations through close collaboration between our design and process engineers. Our alliances with external foundries and assembly subcontractors allow us to substantially reduce capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal facilities alone.

Products

   Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2001, power semiconductors constituted approximately 92% of our revenues, which included 49% from power MOS transistors and 43% from bipolar products. In fiscal year 2000, power semiconductors constituted approximately 92% of our revenues, which included 45% from power MOS transistors and 47% from bipolar products. In fiscal year 1999, power semiconductors constituted approximately 91% of our revenues, which included 43% from power MOS transistors and 48% from bipolar products. We sell gallium arsenide products, which has become a primary product category. In addition to power semiconductors, we manufacture our proprietary DCB substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. We also sell ICs that have applications associated with power management, and high speed, high density SRAM products.

 Power MOS Transistors

   Power MOS transistors offer significant price/performance benefits over traditional bipolar transistors. Power MOS transistors operate at much greater switching speeds, allowing the design of smaller and less costly end products, primarily due to the smaller and less expensive peripheral components required at higher switching frequencies. Power MOS transistors are activated by voltage rather than current, so they require less external circuitry to operate, making them more compatible with IC controls. Power MOS transistors also offer more reliable long term performance and are more rugged than traditional bipolar transistors, permitting them to better withstand adverse operating conditions. Our power MOS transistors consist of power MOSFETs and IGBTs.

   Power MOSFETs. A power MOSFET, or metal oxide semiconductor field effect transistor, is a switch controlled by voltage at its gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.

   Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 60 to 1,100 volts. Our power MOSFETs have on state resistance among the lowest available for a given die size and voltage. Lower on state resistance results in increased efficiency of a power semiconductor device. We believe that as the power requirements of workstations, servers and other computers increase as the result of larger and more powerful microprocessors, disk drives and CD/ROMs, the designers of power supplies will increasingly demand higher power density. MOSFETs accommodate this need by providing higher power without increasing the physical size of the power supply incorporated into the equipment.

   IGBTs. IGBTs, or insulated gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them a more cost effective device compared to power MOSFETs for high energy applications. The principal tradeoff of IGBTs compared to power MOSFETs is the switching speed of IGBTs, which is slower than that of power MOSFETs. IGBTs are seldom used in applications where very fast switching is required, including SMPS operating at speeds over 150 kilohertz.

   Since inception, we have been a leader in the development of IGBTs for high voltage applications. In 1986, we introduced the first 800 volt, 50 amp device into the market. Our current products are focused on voltage applications ranging from 300 volts to 2,000 volts. Our IGBTs are used principally in AC motor drives and defibrillators.

 Bipolar Products

   Bipolar products are also used to process electricity, but are activated by current rather than voltage. Bipolar products are capable of switching electricity at substantially higher power levels than power MOS transistors. However, switching speeds of bipolar products are slower than those of power MOS transistors, and as a result, bipolar products are preferred where very high power is required. Our bipolar products consist of rectifiers and thyristors.

   Rectifiers. Rectifiers convert AC power to DC power and are used primarily in input and output rectification and inverters. Our rectifiers are used in DC and AC motor drives, power supplies, lighting and heating controls and welding equipment.

   A subset of our rectifier product group is a very fast switching device known as a FRED, or fast recovery epitaxial diode. FREDs limit spikes in voltage across the power switch to reduce power dissipation and electromagnetic interference. Our FREDs are used principally in AC motor drives and power supplies.

   Thyristors. Thyristors are switches that can be turned on by a controlled signal and turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high voltage, low frequency AC applications because their on state resistance is lower than the on state resistance of power MOSFETs and IGBTs. Our thyristors are used in motor drives, defibrillators, power supplies, lighting and heating controls and welding.

 Gallium Arsenide Products

   We began to sell gallium arsenide products in fiscal year 2000. Our first gallium arsenide product was a Schottky rectifier, useful for high power density applications, such as power supplies for wireless communications base stations. Gallium arsenide offers higher frequency and higher temperature operation, enabling substantially greater power density than silicon-based solutions.

 Other Products

   We manufacture our proprietary DCB substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost effectively provides excellent thermal transfer while maintaining high electrical isolation. This technology addresses thermal fatigue and die cracking problems encountered by manufacturers of power semiconductor modules utilizing traditional copper base plates.

   We also market ICs that have applications associated with power semiconductors, such as high voltage current regulators, motion controllers, digital pulse width modulators and power MOSFET/IGBT drivers. Additionally, we manufacture and sell laser diode drivers, high voltage pulse generators and modulators and sell synchronous and asynchronous SRAMs, a legacy product from the Paradigm merger. Our SRAMs are available in a variety of configurations and commercial and industrial temperature range versions.

Customers and Applications

   Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. The following table summarizes the primary categories of uses for power semiconductors, our products used in each category, the end user applications served by these products and our representative customers for each category.

              IXYS
Category      Products   End User Applications             Selected Customers
--------      --------   ---------------------             ------------------
Power
 Conversion
 Systems      FREDs      SMPS and UPS for:                 Alpha Technologies
              IGBTs      . Wireless base stations          ASCOM
              Modules    . Internet co-location facilities Delta Electronics
              MOSFETs    . Storage area networks           Emerson Electric
              Rectifiers RF generators                     Tyco
                                                           Power-One
                                                           Schneider Group
                                                           Transistor Devices

Motor Drives  FREDs      Industrial transportation         Emerson Electric
              IGBTs      Robotics                          Eurotherm
              Modules    Process control equipment         Rockwell International
              MOSFETs    Machine tools                     Siemens
              Thyristors Electric vehicles                 Still

Medical
 Electronics  IGBTs      Defibrillators                    Agilent Technologies
              MOSFETs    Medical imaging devices           Guidant
              Thyristors Laser power supplies              Medtronic

   We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules. These customers include Infineon, International Rectifier, Powersem and Tyco.

Sales and Marketing

   We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors managed through our Santa Clara, California and Lampertheim, Germany offices. As of March 31, 2001, we employed 22 people in sales and marketing and customer support and service and used 17 sales representative organizations and six distributors in North America and 14 sales representative organizations and 44 distributors in the rest of the world. Sales to distributors accounted for approximately 41% of net revenues in fiscal year 1999, 42% of net revenues in fiscal year 2000 and 43% of net revenues in fiscal year 2001.

   In fiscal year 2001, North American sales represented approximately 40%, and international sales represented approximately 60%, of our net revenues. Of our international sales, approximately 70% were derived from sales in Europe and the Middle East and approximately 30% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2001. For financial information about segments and geographic areas for each of our last three fiscal years, see Item 8--Financial Statements, Note 14, Segment and Geographic Information.

   We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. Additionally, we participate in industry trade shows on a regular basis. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

   We believe that we successfully compete in the power semiconductor market because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power IGBTs, IGBT modules and DCB substrates. While the time from initiation of design to volume production of new power semiconductors products often takes 18 months or longer, our power semiconductors have a product lifetime exceeding an average of 10 years. Our research and development expenses were approximately $4.2 million in fiscal year 1999, $4.7 million in fiscal year 2000 and $6.1 million in fiscal year 2001. As of March 31, 2001, we employed 40 people in engineering and research and development activities.

   We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

  . increasing the voltage operating range of our MOS and bipolar products;

  . developing new gallium arsenide products;

  . developing higher power IGBT modules;

  . developing a complete range of high voltage, bipolar MOS products;

  . improving our multiple die module assembly technology; and

  . expanding our line of power management IC products.

   Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies.

   Our research and development efforts also include participation in technology collaborations with universities and research institutions. These technology collaborations allow research and development activities that would otherwise require potentially cost prohibitive capital expenditures since the necessary capital equipment is often available at research institutes and universities. Through these technology collaborations, we believe we are able to maximize our range of research and development activities without diffusing the focus of our internal research and development work.

Patents

   As of March 31, 2001, we held 143 patents, including 60 that were issued in the U.S. and 83 that were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.

   While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations, are of greater competitive significance.

Manufacturing and Facilities

   The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and by utilizing external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas, wafer fabrication, assembly and test.

   Wafer Fabrication. We own an approximately 170,000 square foot manufacturing facility in Lampertheim, Germany at which we fabricate all of our bipolar products. We also fabricate our 1,600 volt and higher power MOS devices at this facility in order to protect our process technologies. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.

   In addition to maintaining our own fabrication facility, we have established alliances with selected foundries for wafer fabrication. This approach allows us to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal foundries alone. We retain the flexibility to shift the production of our products to different or additional foundries for cost or performance reasons. Our product designs enable the production of our devices at multiple foundries using well established and cost effective processes.

   We relied on external foundries for approximately 57% of our wafer fabrication requirements in fiscal year 2001, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which provide substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

   Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in IC manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate leading edge ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or than the cost of current equipment applying the latest technology. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of ICs.

   Assembly. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures, termed packages, that make them useable in a circuit. Discrete manufacturing involves the assembly and packaging of single die devices. Module manufacturing involves the assembly of multiple devices within a single package. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer's printed circuit boards.

   Most of our wafers are sent to independent subcontract assembly facilities. We have equipment at, or manufacturing supply arrangements with, assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Approximately 60% of our products are assembled at external assembly facilities, and the remainder are assembled in our Lampertheim facility.

   Test. Generally, each die on our wafers is electrically tested for performance after wafer fabrication. Following assembly, our products are returned to Santa Clara, California or Lampertheim, Germany for testing and final inspection prior to shipment to customers. We lease an approximately 20,000 square foot facility in Santa Clara, which also houses our corporate offices. We test substantially all of our IGBTs, power MOSFETs and ICs in Santa Clara and test our bipolar and custom MOS modules in Lampertheim.

Competition

   The power semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

  . product quality, reliability and performance;

  . product features;

  . timely delivery of products;

  . price;

  . breadth of product line;

  . design and introduction of new products; and

  . technical support and service.

   We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary competitors include Advanced Power Technology, Fuji, International Rectifier, Infineon, On Semiconductor, Semikron International, Powerex, STMicroelectronics, Siemens and Toshiba.

Backlog

   At March 31, 2001, our backlog of orders was approximately $49.5 million, as compared with $27.4 million at March 31, 2000. We reasonably expect our backlog of orders at March 31, 2001 to be filled within the current fiscal year. Backlog represents firm orders anticipated to be shipped within the next
12 months. Our business and, to a large extent, that of the entire semiconductor industry is characterized by short term order and shipment schedules. Because orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues.

Employees

   At March 31, 2001, we employed 461 employees, of whom 40 were primarily engaged in engineering and research and development activities, 22 in marketing, sales and customer support, 374 in manufacturing and 25 in administration and finance. Of these employees, 54 hold engineering or science degrees, including 11 Ph.D.s. Certain employees at our Lampertheim facility are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

                                  RISK FACTORS

   In addition to the other information on this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. You should carefully consider the risks described below before making an investment decision. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and our financial condition. The trading price of our common stock could decline at any time due to any of these risks, and you could lose all or part of your investment.

Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.

   Our operating results may fluctuate significantly. Some of the factors that may affect our quarterly and annual results are:

  . the reduction, rescheduling or cancellation of orders by customers;

  . fluctuations in timing and amount of customer requests for product shipments;

  . the cyclicality of the semiconductor industry;

  . fluctuations in our manufacturing yields and significant yield losses;

  . availability of production capacity;

  . changes in the mix of products that our customers purchase;

  . competitive pressures on selling prices;

  . the amount and timing of costs associated with product warranties and returns;

  . the amount and timing of investments in research and development;

  . market acceptance of our products;

  . changes in our product distribution channels and the timeliness of receipt of distributor resale information;

  . the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

  . difficulties in forecasting demand for our products and the planning and managing of inventory levels.

   As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this prospectus, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

The semiconductor industry is cyclical, and an industry downturn could adversely affect our operating results.

   In the past, business conditions in the semiconductor industry have rapidly changed from periods of strong demand to periods of weak demand. Any future downturn in the industry could harm our business and cause our operating results to suffer. The industry is characterized by:

  . periods of overcapacity and production shortages;

  . cyclical demand for semiconductors;

  . changes in product mix in response to changes in demand;

  . variations in manufacturing costs and yields;

  . rapid technological change and the introduction of new products;

  . significant price erosion; and

  . significant expenditures for capital equipment and product development.

Our ability to sustain growth levels may be adversely affected by the recent slowdown in the U.S. economy.

   Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have recently seen some weakness develop in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, which have been affected by the recent slowdown in the U.S. economy. If the economic slowdown continues, our business, financial condition and results of operations may be adversely affected.

We may not be able to acquire additional production capacity to meet the present or future demand for our products.

   The semiconductor industry has been characterized by periodic limitations on production capacity. Our current customer demand exceeds our ability to manufacture internally or externally products to meet this demand. If we are unable to increase our production capacity to meet demand, some of our customers may seek other sources of supply or our future growth may be limited.

We depend on external foundries to manufacture many of our products.

   Fifty-seven percent of our revenues in fiscal year 2001 came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with four wafer foundries, two of which produce substantially all of the wafers that we purchase from external foundries. Samsung Electronics' facility in Kiheung, South Korea is our principal external foundry. Our relationships with our external foundries do not guarantee prices, delivery or lead times, or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry's available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain additional foundry capacity as required, our relationships with our customers could be harmed and our revenues would likely be reduced. Moreover, even if we are able to secure additional foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

  . the lack of control over delivery schedules;

  . the unavailability of, or delays in obtaining access to, key process technologies;

  . limited control over quality assurance, manufacturing yields and production costs; and

  . potential misappropriation of our intellectual property.

   Our requirements typically represent a small portion of the total production of the external foundries that manufacture our wafers and products. We cannot be certain these external foundries will continue to devote resources to the production of our wafers and products or continue to advance the process design technologies on which the manufacturing of our products is based. These circumstances could harm our ability to deliver our products on time or increase our costs.

Our success depends on our ability to efficiently manufacture our products.

   We manufacture our products in facilities that are owned and operated by us, as well as by using external wafer foundries and independent subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous die on each wafer could be nonfunctional as a result of, among other factors:

  . minute levels of contaminants in the manufacturing environment;

  . defects in the masks used to print circuits on a wafer;

  . manufacturing equipment failure; or

  . wafer breakage.

   For these and other reasons, we could experience a decrease in manufacturing yields. Additionally, as we increase our manufacturing output, we may also experience a decrease in manufacturing yields. As a result, we may not be able to cost effectively expand our production capacity in a timely manner.

We could be harmed by litigation involving patents and other intellectual property rights.

   As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although none of our patents or other intellectual property rights has been successfully challenged to date, we have been sued on occasion for purported patent infringement. For example, we have recently been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. International Rectifier has asked the court to enjoin us from continuing infringement and to award treble damages against us for the infringement of International Rectifier's patents. We have denied infringement of International Rectifier's patents and have asserted affirmative defenses to its claims, but the outcome of this litigation remains uncertain to us. See
Item 3--Legal Proceedings.

   Additionally, in the future, we could be accused of infringing the intellectual property rights of other third parties. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. We cannot be certain that any future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted or that assertions of infringement, if proven to be true, will not harm our business.

   In the event of any adverse ruling in any intellectual property litigation, including the pending litigation with International Rectifier, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse decision in the International Rectifier litigation or any other infringement could materially and adversely affect our financial condition and results of operations.

   Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.

We may not be able to protect our intellectual property rights adequately.

   Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology.

   More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

Our international operations expose us to material risks.

   During fiscal year 2001, our product sales by region were 40% in North America, 42.6% in Europe and the Middle East and 17.4% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and contract with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

  . foreign currency fluctuations;

  . changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

  . trade restrictions;

  . transportation delays;

  . work stoppages; and

  . economic or political instability.

   Our sales of products manufactured in our Lampertheim facility are denominated in German marks, as are our costs at that facility. Fluctuations in the value of the German mark against the U.S. dollar could have a significant impact on our balance sheet and results of operations, including our net income. We currently do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

   In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws regarding the manufacture and sale of our products in the U.S. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in these foreign countries.

Our revenues are dependent upon our products being designed into our customers' products.

   Some of our new products are incorporated into customers' products or systems at the design stage. The value of any design win largely depends upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. We may not achieve design wins or our design wins may not result in future revenues.

Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of revenues.

   The time from initiation of design to volume production of new power semiconductor products often takes 18 months or longer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which may last an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

Our backlog may not result in future revenues.

   Our business is characterized by short term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without penalty to the customer. As a result, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenues, could harm our results of operations.

The markets in which we participate are intensely competitive.

   Certain of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

  . product quality, reliability and performance;

  . product features;

  . timely delivery of products;

  . price;

  . breadth of product line;

  . design and introduction of new products; and

  . technical support and service.

   In addition, our competitors or customers may offer new products based on new technologies, industry standards or end user or customer requirements, including products that have the potential to replace, or provide lower cost or higher performance alternatives to, our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

   Our primary competitors include Advanced Power Technology, Fuji, International Rectifier, Infineon, On Semiconductor, Semikron International, Powerex, STMicroelectronics, Siemens and Toshiba. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage.

We rely on our distributors and sales representatives to sell many of our products.

   A substantial majority of our products are sold through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. At March 31, 2001, one distributor accounted for approximately 13% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

Our future success depends in on the continued service of our management and key engineering personnel and our ability to identify, hire and retain additional personnel.

   Our success depends, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our President and Chief Executive Officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants.

   There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. Competition is especially intense in the Silicon Valley, where our U.S. design facility is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave our company at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Our dependence on independent subcontractors to assemble and test our products subjects us to a number of risks, including an inadequate supply of products and higher materials costs.

   We depend on independent subcontractors for the assembly and testing of our products. During fiscal year 2001, the majority of our products were assembled by independent subcontractors. Our reliance on these subcontractors involves the following significant risks:

  . reduced control over delivery schedules and quality;

  . the potential lack of adequate capacity during periods of excess demand;

  . difficulties selecting and integrating new subcontractors;

  . limited warranties by subcontractors or other vendors on products supplied to us;

  . potential increases in prices due to capacity shortages and other factors; and

  . potential misappropriation of our intellectual property.

   These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships.

   In addition, we use a limited number of subcontractors to assemble a significant portion of our products. If one or more of these subcontractors experience financial, operational, production or quality assurance difficulties, we could experience a reduction or interruption in supply. Although we believe alternative subcontractors are available, our operating results could temporarily suffer until we engage one or more of those alternative subcontractors.

We depend on others to supply us with wafers and other raw materials.

   We do not have long term supply agreements with the companies that supply us with silicon wafers. Any of these suppliers could reduce or terminate our wafer supply at any time. Our reliance on a limited number of suppliers also involves other risks, including reduced control over wafer prices, timely delivery, and product reliability and quality.

Our markets are subject to technological change; therefore, our success depends on our ability to develop and introduce new products.

   The markets for our products are characterized by:

  . changing technologies;

  . changing customer needs;

  . frequent new product introductions and enhancements;

  . increased integration with other functions; and

  . product obsolescence.

   To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost effective and timely manner and continue to expand our technical and design expertise.

Our operating expenses are relatively fixed, and we may order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

   Our operating expenses are relatively fixed, and, therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections.

   We also typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our external suppliers and foundries, we may order materials or production in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write downs if expected orders fail to materialize.

Periods of rapid growth and expansion could continue to place a significant strain on our resources, including our employee base.

   To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems. In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally. Presently, we are upgrading our enterprise resource planning software to integrate our operations worldwide. The conversion process is complex and requires, among other things, that data from our existing system be made compatible with the upgraded system. During the transition to this upgrade, we could experience delays in ordering materials, inventory tracking problems and other inefficiencies, which could cause delays in shipments of products to our customers.

   Future growth will also require us to successfully hire, train, motivate and manage our employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. We may not be able to effectively manage the growth and evolution of our current business.

We may not be successful in our future acquisitions.

   We have in the past and may in the future make acquisitions. These acquisitions involve numerous risks, including:

  . diversion of management's attention;

  . failure to retain key personnel of the acquired business;

  . amortization of acquired intangible assets, which could depress future earnings;

  . customer dissatisfaction or performance problems with an acquired company;

  . the cost associated with acquisitions and the integration of acquired operations; and

  . assumption of known or unknown liabilities or other unanticipated events or circumstances.

   We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

Regulations may adversely affect our ability to sell our products.

   Power semiconductors with operating voltages above 40 volts are subject to regulations intended to address the safety, reliability and quality of the products. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory recognition for voltage isolation and fire hazard tests. Sales of power semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer than that required for U.S. approval, and the requirements may differ.

   In addition, approximately 13% of our revenues in fiscal year 2001 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

   Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

Business interruptions may damage our facilities or those of our suppliers.

   Our operations are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our corporate headquarters in California is located near major earthquake fault lines and has experienced earthquakes in the past. California is also currently experiencing shortages of electrical power and is subject to power outages. If power outages occur, our ability to conduct administrative matters and test our products could be seriously impaired, which could harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

   In addition, some of our suppliers are located in California and are subject to the same earthquake and power outage risks. A fire, major earthquake or other natural disaster near one or more of our facilities or those of our major suppliers could disrupt our operations and those of our suppliers, which could in turn limit the supply of our products and harm our business.

We may be affected by environmental laws and regulations.

   We are subject to a variety of laws, rules and regulations in the United States and in Germany related to the use, storage, handling, discharge and disposal of certain chemicals and gases used in our manufacturing process. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Our failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations.

We face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects.

   Approximately 13% of our net revenues in fiscal year 2001 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

Our stock price is volatile.

   The market price of our common stock has fluctuated significantly to date. See Item 5--Market for Registrant's Common Stock and Related Stockholder Matters. The future market price of our common stock may also fluctuate significantly due to:

  . variations in our actual or expected quarterly operating results;

  . announcements or introductions of new products;

  . technological innovations by our competitors or development setbacks by us;

  . conditions in the communications and semiconductor markets;

  . the commencement or adverse outcome of litigation;

  . changes in analysts' estimates of our performance or changes in analysts' forecasts regarding our industry, competitors or customers;

  . announcements of merger or acquisition transactions; or

  . general economic and market conditions.

   In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies. These fluctuations have often been unrelated or disproportionate to the operating performance of companies in our industry, and could harm the market price of our common stock.

ABB and Nathan Zommer own a controlling interest in our common stock.

   Asea Brown Boveri Aktiengesellschaft (ABB) and Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially own, collectively, approximately 56.9% of our outstanding shares of common stock. As a result, ABB and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of our company, which may reduce the market price of our common stock. See Item 12--Security Ownership of Certain Beneficial Owners and Management.

The anti-takeover provisions of our certificate of incorporation and of the Delaware General Corporation Law may delay, defer or prevent a change of control.

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

   Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it more difficult for our company to be acquired without the consent of our board of directors and management.

ITEM 2. PROPERTIES

   Our administrative, marketing, development and manufacturing facilities are located in Santa Clara, California and Lampertheim, Germany. The Santa Clara facility consists of approximately 20,000 square feet under a lease that expires in January 31, 2004. We have an option to extend the lease for five years. The base rent under this lease is approximately $330,000 per year. The Lampertheim facility, which we own, consists of approximately 170,000 square feet. We believe that our current facilities will be adequate through at least fiscal year 2002 and that suitable additional space will be available in the future as needed on commercially reasonably terms.

ITEM 3. LEGAL PROCEEDINGS

   On August 12, 1996, we, along with Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased our common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

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

   On September 20, 2000, our counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on our operating results. Our insurance carrier has deposited the payment into escrow, pending final approval. The settlement was preliminarily approved by the Court on February 20, 2001. At that time, the Court also directed Notice of Pendency and Settlement of Class Action and Settlement Hearing Date for Final Approval of Settlement. The settlement is subject to final approval, which hearing on the Motion for Final Approval of Settlement is scheduled for July 2, 2001. There can be no assurance that we will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

   On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; 5,008,725; 5,130,767; 4,642,666; and 4,705,759).
International Rectifier has since notified us that it no longer contends that we infringe two of those patents (US Patents Nos. 4,705,759 and 4,642,666), and has refined its allegations of infringement to embrace all our power MOSFETs and IGBTs having "elongated octagonal" cells or "non-symmetrical cluster" cells. These designations cover many of our power MOSFET and IGBT products sold in the United States.

   International Rectifier's complaint against us alleges that our infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (contended to be 6.5% of net sales) on the products that we sell, which are claimed to infringe International Rectifier's patents.

   International Rectifier also seeks to have the claimed damages trebled. We have answered the complaint, denied any infringement and have asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. We have declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In May 2001, the Court also granted motions for summary judgment dismissing our second and eighth affirmative defenses, relating to our contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung. Samsung fabricates IXYS-designed wafers for us in Korea. It is our intent to vigorously contest the claims of International Rectifier. While we believe our defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, any damages or injunction awarded by the court could be materially adverse to our financial condition and results of operations.

   International Rectifier also contends that our importation of IXYS-designed MOSFET products into the United States having the "elongated octagonal" cells or "non-symmetrical cluster" cells manufactured for us by Samsung Electronics Co., Ltd. ("Samsung") is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve us. In February 2001, International Rectifier served Samsung and us with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for our importation into the United States of parts designed by us and manufactured by Samsung that infringe claim 1 of International Rectifier's US Patent No. 4,959,699 and an appropriate fine. Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are currently considering Samsung's request in light of the terms of the wafer supply agreement. While we believe that neither we nor Samsung are or could be in violation of the injunction for various reasons we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the Court stated interim rulings that we are bound by the Samsung injunction, and that we and Samsung attempted to subvert the injunction by having us take delivery outside the United States of products designed by us and made by Samsung, but deferred decision as to whether we and Samsung violated the injunction until after a decision on the infringement issue in International Rectifier v. IXYS. We believe the court's interim rulings are in error, and may bring an interim appeal, rather than await a final ruling on the ultimate issue of contempt. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to defend and indemnify Samsung, any damages or injunction awarded by the Court could be materially adverse to our financial condition and results of operations.

   In November 2000, we filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of our German patents. These patents cover key design features of our proprietary integrated power module technology, which the lawsuit alleged International Rectifier had been infringing in products sold in Germany. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier.

   International Rectifier originally had until January 4, 2001 to file a response. This response date was delayed to February 8, 2001, upon the request of International Rectifier. On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to us information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to us by International Rectifier. In June 2001, International Rectifier notified us that it plans to appeal the judgment. Notwithstanding any appeal, we may preliminarily enforce this judgment if we pay DM 1,040,000 as a form of bond to be held by the Court. The funds held by the Court will be returned to us if final adjudication is in our favor, or will offset any costs that may need to be paid if final adjudication is not in our favor.

   On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert is expected to submit written comments in June 2001, and the Monza court is expected to render a judgment a few weeks thereafter.

   Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock trades publicly on the Nasdaq National Market under the symbol SYXI. Prior to August 21, 2000, our common stock traded on the Nasdaq Small Cap Market. As of May 31, 2001, there were approximately 190 holders of record of our common stock.

   The table below sets forth the range of quarterly high and low sales prices for our common stock on the Nasdaq Stock Market, as adjusted for our two-for-one stock split completed on August 10, 2000.

                                                                   High   Low
                                                                  ------ ------
     Fiscal Year ended March 31, 2000
     First Quarter............................................... $ 2.44 $ 1.25
     Second Quarter..............................................   4.25   2.00
     Third Quarter...............................................   3.63   1.53
     Fourth Quarter..............................................  10.59   2.94
                                                                   High   Low
                                                                  ------ ------
     Fiscal Year ended March 31, 2001
     First Quarter............................................... $34.50 $ 4.66
     Second Quarter..............................................  45.38  20.50
     Third Quarter...............................................  29.75  11.00
     Fourth Quarter..............................................  27.75  11.53

   We do not currently pay cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

   You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 1999, 2000 and 2001 and the balance sheet data as of March 31, 2000 and 2001 are derived from our consolidated financial statements that are included in this annual report. The statements of operations data for the years ended March 31, 1997 and 1998 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

                   IXYS Selected Consolidated Financial Data
                    (in thousands, except per share amount)

                            2001        2000     1999      1998        1997
                          --------     -------  -------  --------    --------
Statement of Operations
 Data:
Net revenues............  $111,389     $76,627  $66,523  $ 56,856    $ 55,322
Cost of goods sold......    69,967      49,290   44,939    38,048      34,158
                          --------     -------  -------  --------    --------
Gross profit............    41,422      27,337   21,584    18,808      21,164
                          --------     -------  -------  --------    --------
Operating expenses:
  Research, development
   and engineering......     6,081       4,668    4,196     3,329       3,015
  Selling, general and
   administrative.......    13,959      11,450    9,855     8,384       8,950
  Writeoff of goodwill
   and in process
   research and
   development..........     -            -      10,401     -           -
  Total operating
   expenses.............    20,040      16,118   24,452    11,713      11,965
                          --------     -------  -------  --------    --------
Operating income
 (loss).................    21,382      11,219   (2,868)    7,095       9,199
                          --------     -------  -------  --------    --------
Interest income
 (expense)..............     1,030        (417)    (993)     (431)       (116)
Gain (loss) on foreign
 currency transactions..       119         184       37       183        (246)
Other (expense) income,
 net....................      (623)(1)    (199)     669     3,466(2)     (484)
                          --------     -------  -------  --------    --------
Income (loss) before
 (provision) benefit for
 income taxes...........    21,908      10,787   (3,155)   10,313       8,353
(Provision) benefit for
 income taxes...........    (8,321)     (3,888)  (2,083)   (4,229)     (3,946)
                          --------     -------  -------  --------    --------
Net income (loss).......  $ 13,587     $ 6,899  $(5,238) $  6,084    $  4,407
                          ========     =======  =======  ========    ========
Net income (loss) per
 share--basic(4)........  $   0.54     $  0.29  $ (0.28) $   0.80    $   0.71
                          ========     =======  =======  ========    ========
Weighted average shares
 used in per share
 calculation--basic(4)..    25,239      23,970   18,746     7,576       6,186
                          ========     =======  =======  ========    ========
Net income (loss) per
 share--diluted(4)......  $   0.49     $  0.28  $ (0.28) $   0.26    $   0.18
                          ========     =======  =======  ========    ========
Weighted average shares
 used in per share
 calculation--
 diluted(4).............    27,774      24,826   18,746    23,352      24,095
                          ========     =======  =======  ========    ========
Selected Operating Data:
Gross profit margin.....      37.2%       35.7%    32.4%     33.1%       38.3%
Depreciation and
 amortization...........  $  3,409     $ 3,352  $ 2,614  $  1,525    $    969

Balance Sheet Data:
Cash and cash
 equivalents............  $ 44,795     $ 9,455  $ 7,087  $  9,644    $  6,640
Working capital.........    82,007      30,345   24,409    13,834      19,660
Total assets............   127,414      63,045   57,100    54,340      39,410
Total long-term
 obligations............     8,307      12,182   13,794    40,807(3)   43,643(3)
Total stockholders'
 equity (deficit).......    92,724      30,897   25,720   (11,956)    (17,129)

--------
(1) Includes a $3.0 million gain, which was composed of a one time payment for a technology license.
(2) Includes $3.7 million of income from a settlement of patent litigation.
(3) Includes mandatory redeemable convertible preferred stock with par value of $0.01 per share at the amounts of $28,256 for fiscal year 1998 and $37,556 for the fiscal year 1997.
(4) Shares used in per share calculation in fiscal years 1997 through 1999 have been restated to reflect our shares outstanding as a result of the Paradigm merger. In the Paradigm merger, each outstanding share was converted into
    0.057842 shares.

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

   We were founded in 1983. In 1989, we acquired from ABB our semiconductor operation in Lampertheim, Germany, now called IXYS Semiconductor GmbH. This acquisition provided us with a strong foothold in Europe.

   In 1995, we reincorporated in Delaware. Also in 1995, ABB converted approximately $10.5 million in debt owed to it by us into our capital stock. In January 1998, we purchased the Lampertheim facility, which had previously been leased from ABB.

   In September 1998, IXYS Corporation merged with Paradigm Technology, a Delaware corporation that designed and marketed SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued its common stock in exchange for all outstanding shares of our capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company, and the historic accounting records of IXYS became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation."

   In May 2000, we acquired Directed Energy, which gave us added scientific expertise and additional products related to laser diode drives, high voltage pulse generators and modulators. In connection with this acquisition, we issued 250,370 shares of our common stock to the former shareholders of Directed Energy.

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

   In fiscal year 2001, North American sales represented approximately 40%, and international sales represented approximately 60%, of our net revenues. Of our international sales, approximately 70% were derived from sales in Europe and the Middle East and approximately 30% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2001. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

   We relied on external foundries for approximately 57% of our wafer fabrication requirements in fiscal year 2001, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

Results of Operations--Years Ended March 31, 2001 and March 31, 2000

   Net Revenues. Net revenues for fiscal year 2001 were $111.4 million, a 45.4% increase from net revenues of $76.6 million in fiscal year 2000. International net revenues were $66.8 million for fiscal year 2001, or 60.0% of net revenues, as compared to $47.6 million for fiscal year 2000, or 62.2% of net revenues. The increase is primarily related to an approximately 60.1% increase in units shipped in fiscal year 2001 as compared to fiscal year 2000, offset by approximately 9.2% decrease in average selling prices across our product line. We believe that the increase in unit sales volume was largely attributable to increased demand for power conversion systems for communications infrastructure applications.

   Gross Profit. Gross profit was $41.4 million, or 37.2% of net revenues in fiscal year 2001, as compared to $27.3 million, or 35.7% of net revenues, in fiscal year 2000. The increase in margins was primarily due to increases in manufacturing efficiencies.

   Research, Development and Engineering. During fiscal year 2001, research, development and engineering ("R&D") expense was $6.1 million, or 5.5% of net revenues, as compared to $4.7 million, or 6.1% of net revenues, in fiscal year 2000. The dollar increase was due to higher engineering headcount in fiscal year 2001, as well as an increase in the number of R&D projects. As a percentage of revenues, R&D expense decreased as a result of such expense increasing at a relatively slower rate than revenues.

   Selling, General and Administrative. During fiscal year 2001, selling, general and administrative ("SG&A") expense was $14.0 million, or 12.6% of net revenues, as compared to $11.5 million, or 15.0% of net revenues, in fiscal year 2000. The dollar amount increase reflects an increase in expenses to support a higher revenue level.

   Writeoff of Goodwill and In-Process R&D. There was no writeoff of goodwill and in-process R&D in fiscal years 2001 or 2000.

   Interest Income (Expense). During fiscal year 2001, interest income was $1.0 million, as compared to interest expense of $(417,000) in fiscal year 2000. The increase is mainly due to interest received from the investment of the net proceeds from our secondary public offering.

   Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in fiscal year 2001 was $(504,000), as compared to $ (15,000) in fiscal year 2000.

   Provision For Income Taxes. The fiscal year 2001 provision for income taxes reflects an effective tax rate of 38% in fiscal year 2001, as compared to the fiscal year 2000 provision of 36%.

Results of Operations--Years Ended March 31, 2000 and March 31, 1999

   Net Revenues. Net revenues for fiscal year 2000 were $76.6 million, a 15.2% increase from net revenues of $66.5 million in fiscal year 1999. International net revenues were $47.6 million for fiscal year 2000, or 62.1% of net revenues, as compared to $42.8 million for fiscal year 1999, or 64.4% of net revenues. The increase is primarily related to an approximately 7% increase in units shipped in fiscal year 2000 as compared to fiscal year 1999, and an approximately 8% increase in average selling prices across our product line. We believe that the increase in unit sales volume was largely attributable to increased demand for power conversion systems for communications infrastructure applications.

   Gross Profit. Gross profit was $27.3 million, or 35.7% of net revenues in fiscal year 2000, as compared to $21.6 million, or 32.4% of net revenues, in fiscal year 1999. The increase in margins was primarily due to higher average selling prices relating to increased demand for our products and greater revenue earned during the year.

   Research, Development and Engineering. During fiscal year 2000, R&D expense was $4.7 million, or 6.1% of net revenues, as compared to $4.2 million, or 6.3% of net revenues, in fiscal year 1999. The dollar increase was due to higher engineering headcount in fiscal year 2000, as well as an increase in the number of R&D projects. As a percentage of revenues, R&D expense decreased as a result of such expense increasing at a relatively slower rate than revenues.

   Selling, General and Administrative. During fiscal year 2000, SG&A expense was $11.5 million, or 15% of net revenues, as compared to $9.9 million or 14.9% of net revenues, in fiscal year 1999. The increase of $1.6 million was attributable to increased operations.

   Writeoff of Goodwill and In-Process R&D. In fiscal year 2000, there was no writeoff of goodwill and in-process R&D. In fiscal year 1999, there was a $10.4 million writeoff of goodwill and in-process R&D related to the Paradigm merger.

   Interest Expense. During fiscal year 2000, interest expense was $417,000, as compared to $993,000 in fiscal year 1999. The decrease is due to lower interest rates for the year as well as repayment of loans throughout fiscal year 2000.

   Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in fiscal year 2000 was $(15,000), as compared to $706,000 in fiscal year 1999.

   Provision For Income Taxes. The fiscal year 2000 provision for income taxes reflects an effective tax rate of 36% in fiscal year 2000, as compared to the fiscal year 1999 provision for an effective income tax rate of 29%, excluding the effect of a $10.4 million nondeductible writeoff related to our merger with Paradigm.

Liquidity and Capital Resources

   As of March 31, 2001, cash and cash equivalents were $44.8 million, an increase of $35.3 million from cash and cash equivalents of $9.5 million at March 31, 2000, which was an increase of $ 2.4 million from cash and cash equivalents of $7.1 million at March 31, 1999. The increase in cash and cash equivalents from fiscal years 2000 to 2001 was primarily due to the $45.3 million in net proceeds received from the sale of our common stock in connection with an underwritten follow-on public offering in October 2000. The increase in cash and cash equivalents from fiscal years 1999 to 2000 was primarily due to cash generated from operations.

   Cash flows from operating activities. Net cash provided by operating activities in fiscal year 2001 was $1.4 million, which represents a decrease of $3.7 million from $5.1 million in fiscal year 2000, despite the increase of $6.7 million in net income from $6.9 million in fiscal year 2000 to $13.6 million in fiscal year 2001. The decrease in net cash provided by operating activities was primarily attributable to both larger levels of inventory on hand and increased accounts receivables as a result of increased sales.

   Cash flows from investing activities. Net cash used in investing activities in fiscal year 2001 was $4.1 million. We invested $4.3 million for plant and equipment purchases to increase capacity in order to meet increased demand.

   Cash flows from financing activities. During fiscal year 2001, net cash provided by financing activities was $38.5 million, which was mainly due to the $45.3 million in net proceeds received from the sale of our common stock in connection with an underwritten follow-on public offering in October 2000, offset primarily by repayment of $6.4 million in bank debt.

   In January 1998, we entered into a loan agreement with a German bank to finance the acquisition of the Lampertheim facility from ABB, a stockholder. The loan was for the total amount of DM 13,250,000 at an annual interest rate of 5.40%, payable in monthly installments of DM 125,226. We paid off this loan in December 2000.

   There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through September 2001. The line bears interest at the bank's prime rate (8.0% at March 31, 2001). The line is collateralized by certain assets and contains certain general and financial covenants. At March 31, 2001, we had drawn $700,000 against such line of credit.

   We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2001. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At March 31, 2001, we had a drawn $54,000 against such line of credit.

   In Germany, at March 31, 2001, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility. In August 2000, we paid in full another line of credit with a German bank for DM 1.5 million.

   In July 2000, a German bank issued to us a commitment letter for a DM 7.5 million equipment lease facility. Our existing equipment leases, DM 3.0 million at March 31, 2001, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

   In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to us up to DM 9.9 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2001, we had drawn DM 676,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

   Our accounts receivable at March 31, 2001 were $26.3 million, an increase of 55.6% as compared to $16.9 million at March 31, 2000. Our inventories at March 31, 2001 were $34.0 million, an increase of 58.1% as compared to $21.5 million at March 31, 2000. Net plant and equipment at March 31, 2001 were
$14.0 million, an increase of 37.2% as compared to $10.2 million at March 31, 2000.

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

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value and requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges are recognized in correct earnings along with the change in the fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges are recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges are recognized in current earnings.

   In June 1999, FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not expect this pronouncement to materially impact our financial position or results of operations.

   We adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," provisions in this reporting period, which did not an impact on our financial statements.

Selected Quarterly Financial Data (unaudited)

   The following table sets forth our unaudited consolidated statement of operations for each of the eight quarterly periods ended March 31, 2001. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                                              Three Months Ended
                          -------------------------------------------------------------------------------------------
                          March 31, December 31, September 30, June 30, March 31, December 31, September 30, June 30,
                            2001        2000         2000        2000     2000        1999         1999        1999
                          --------- ------------ ------------- -------- --------- ------------ ------------- --------
                                                 (in thousands, except for per share amounts)
Statement of Operations
and Other Data:
 Net revenues...........   $32,008    $29,188       $26,919    $23,274   $22,186    $19,952       $17,417    $17,072
 Gross Margin...........    12,358     11,197         9,648      8,221     8,417      6,938         6,340      5,642
 Operating expenses.....     5,637      5,475         4,732      4,196     4,197      3,997         3,855      4,068
 Income (loss) from
  operations............     6,720      5,722         4,916      4,025     4,220      2,941         2,485      1,574
 Income (loss) before
  provision for income
  taxes.................     6,157      5,462         4,332      5,958     3,932      2,896         2,414      1,545
  Net income (loss).....     3,817      3,388         2,688      3,694     2,376      1,789         1,571      1,162
 Diluted earnings (loss)
  per share.............   $  0.13    $  0.12       $  0.10    $  0.15   $  0.09    $  0.07       $  0.06    $  0.05
Shares used in per share
 calculation--diluted...    28,436     28,703        27,461     24,390    25,408     24,938        24,758     23,950

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

   Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in its investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

   Investments in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

   Foreign Currency Risk. International revenues from our foreign subsidiaries were approximately 44.1% of total revenues. International sales are made mostly from our German subsidiary and are typically denominated in the local currency of Germany. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiaries use their respective local currencies as their functional currency.

   Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

   Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of our foreign subsidiaries in order to centralize foreign exchange risk with our parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our company in fiscal year 2001 resulted in a gain of approximately $119,000.

ITEM 8. FINANCIAL STATEMENTS

   Our financial statements and supplementary data required by this Item are set forth at the pages indicated in the accompanying index. The Selected Quarterly Financial Data has been included at Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                IXYS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
   Report of PricewaterhouseCoopers LLP, Independent Accountants.........  32
   Audited Consolidated Financial Statements
     Consolidated Balance Sheets as of March 31, 2001 and 2000...........  33
     Consolidated Statement of Operations for the years ended March 31,
      2001, 2000 and 1999................................................  34
     Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2001, 2000 and 1999................................  35
     Consolidated Statement of Stockholders' Equity for the years ended
      March 31, 2001, 2000 and 1999......................................  36
     Consolidated Statements of Cash Flows for the years ended March 31,
      2001, 2000 and 1999................................................  37
     Notes to Consolidated Financial Statements..........................  38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors IXYS Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
May 21, 2001

                                IXYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 44,795  $ 9,455
  Restricted cash...........................................      387      304
  Accounts receivable, net of allowance for doubtful
   accounts of $2,823 in 2001 and $1,427 in 2000............   26,303   16,863
  Inventories, net..........................................   34,035   21,477
  Prepaid expenses..........................................      309      585
  Deferred income taxes.....................................    2,561    1,627
                                                             --------  -------
    Total current assets....................................  108,390   50,311
Plant and equipment, net....................................   13,960   10,175
Other assets................................................    4,749    1,777
Deferred income taxes.......................................      315      782
                                                             --------  -------
      Total assets.......................................... $127,414  $63,045
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease obligations.......... $  1,737  $ 1,365
  Current portion of notes payable to bank..................      754    2,789
  Accounts payable..........................................   10,649    5,467
  Accrued expenses and other liabilities....................   13,243   10,345
                                                             --------  -------
    Total current liabilities...............................   26,383   19,966
Notes payable to bank, net of current portion...............    -        5,544
Capitalized lease obligations, net of current portion.......    3,425    1,783
Pension liabilities.........................................    4,882    4,855
                                                             --------  -------
      Total liabilities.....................................   34,690   32,148

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.01 par value:
  Authorized: 5,000,000 shares; none issued and
   outstanding..............................................    -         -
Common stock, $0.01 par value:
  Authorized: 80,000,000 shares
  Issued and outstanding: 26,662,132 shares in 2001 and
   24,048,768 shares in 2000................................      267      240
Additional paid-in capital..................................   91,873   43,204
Notes receivable from stockholders..........................     (823)    (861)
Retained earnings/(Accumulated deficit).....................    3,889   (9,698)
Accumulated other comprehensive loss........................   (2,482)  (1,988)
                                                             --------  -------
Stockholders' equity........................................   92,724   30,897
                                                             --------  -------
      Total liabilities and stockholders' equity............ $127,414  $63,045
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Year Ended March 31,
                                                   --------------------------
                                                     2001     2000     1999
                                                   --------  -------  -------
Net revenues...................................... $111,389  $76,627  $66,523
Cost of goods sold................................   69,967   49,290   44,939
                                                   --------  -------  -------
    Gross profit..................................   41,422   27,337   21,584
                                                   --------  -------  -------
Operating expenses:
  Research, development and engineering...........    6,081    4,668    4,196
  Selling, general and administrative.............   13,959   11,450    9,855
  Writeoff of goodwill and in-process research and
   development....................................    -         -      10,401
                                                   --------  -------  -------
    Total operating expenses......................   20,040   16,118   24,452
                                                   --------  -------  -------
Operating income (loss)...........................   21,382   11,219   (2,868)
Interest income...................................    1,504     -        -
Interest expense..................................     (474)    (417)    (993)
Gain on foreign currency transactions.............      119      184       37
Other (expense) income............................     (623)    (199)     669
                                                   --------  -------  -------
Income (loss) before income tax provision.........   21,908   10,787   (3,155)
Provision for income tax..........................   (8,321)  (3,888)  (2,083)
                                                   --------  -------  -------
Net income (loss)................................. $ 13,587  $ 6,899  $(5,238)
                                                   ========  =======  =======
Net income (loss) per share--basic................ $   0.54  $  0.29  $ (0.28)
                                                   ========  =======  =======
Weighted average shares used in per share
 calculation--basic...............................   25,239   23,970   18,746
                                                   ========  =======  =======
Net income (loss) per share--diluted.............. $   0.49  $  0.28  $ (0.28)
                                                   ========  =======  =======
Weighted average shares used in per share
 calculation--diluted.............................   27,774   24,826   18,746
                                                   ========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                        Year Ended March 31,
                                                      ------------------------
                                                       2001     2000    1999
                                                      ------- -------- -------
Net income (loss).................................... $13,587 $  6,899 $(5,238)
Other comprehensive income (loss):
  Foreign currency translation adjustments...........   (494)  (1,824)     570
                                                      ------- -------- -------
  Comprehensive income (loss)........................ $13,093 $  5,075 $(4,668)
                                                      ======= ======== =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                      Notes       Retained    Accumulated
                                        Additional  Receivable   Earnings/       Other         Total
                                         Paid-In       from     (Accumulated Comprehensive Stockholders'
                          Shares Amount  Capital   Stockholders   Deficit)       Loss         Equity
                          ------ ------ ---------- ------------ ------------ ------------- -------------
Balance, March 31,
 1998...................   8,354  $ 84   $   983      $(936)      $(11,359)     $  (734)     $(11,962)
Exercise of stock
 options................      12   -          17        -            -             -               17
Exercise of warrants....   1,786    18      -           -            -             -               18
Conversion of preferred
 stock..................  12,938   129    37,427        -            -             -           37,556
Issuance of common
 stock..................     884     9     4,750        -            -             -            4,759
Foreign currency
 translation
 adjustment.............    -      -        -           -            -              570           570
Net loss................    -      -        -           -           (5,238)        -           (5,238)
                          ------  ----   -------      -----       --------      -------      --------
Balances, March 31,
 1999...................  23,974   240    43,177       (936)       (16,597)        (164)       25,720
Exercise of stock
 options................      50   -          27        -            -             -               27
Exercise of warrants....      24   -        -           -            -             -             -
Payment on notes
 receivable from
 stockholders...........    -      -        -            75          -             -               75
Foreign currency
 translation
 adjustment.............    -      -        -           -            -           (1,824)       (1,824)
Net income..............    -      -        -           -            6,899         -            6,899
                          ------  ----   -------      -----       --------      -------      --------
Balances, March 31,
 2000...................  24,048   240    43,204       (861)        (9,698)      (1,988)       30,897
Exercise of stock
 options................     213     2       406        -            -             -              408
Issuance of common stock
 for the acquisition of
 Directed Energy........     250     3     2,797        -            -             -            2,800
Issuance of common stock
 under the Employee
 Stock Purchase Plan....      55     1       237        -            -             -              238
Exercise of warrants....      96     1       (1)        -            -             -             -
Payment on notes
 receivable from
 stockholders...........    -      -        -            38          -             -               38
Foreign currency
 translation
 adjustments............    -      -        -           -            -            (494)         (494)
Issuance of Common Stock
 from secondary offering
 at $24.50 per share,
 net of issuance cost of
 $1,070.................   2,000    20    45,230        -            -             -           45,250
Net income..............    -      -        -           -           13,587         -           13,587
                          ------  ----   -------      -----       --------      -------      --------
Balances March 31,
 2001...................  26,662  $267   $91,873      $(823)      $  3,889      $(2,482)     $ 92,724
                          ======  ====   =======      =====       ========      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                IXYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income (loss)................................. $ 13,587  $ 6,899  $(5,238)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................    3,409    3,352    2,614
  Provision for doubtful accounts..................    1,416      852       42
  Provision for excess and obsolete inventories....    1,854     (668)   1,367
  Writeoff of goodwill and in-process research and
   development.....................................        -        -   10,401
  (Gain) loss on disposal of fixed assets..........       (8)      12        -
  (Loss) gain on foreign currency transactions.....       72     (929)     255
  Deferred income taxes............................     (466)     247      600
 Changes in operating assets and liabilities(1):
  Accounts receivable..............................  (11,311)  (6,779)  (2,290)
  Inventories......................................  (14,992)  (1,699)  (5,657)
  Prepaid expenses and other current assets........      257     (567)    (514)
  Other assets.....................................     (972)     (73)  (1,213)
  Accounts payable.................................    5,348      566     (178)
  Accrued expenses and other liabilities...........    2,805    3,915      151
  Pension liabilities..............................      373        -      275
                                                    --------  -------  -------
   Net cash provided by operating activities.......    1,372    5,128      615
                                                    --------  -------  -------
Cash flows used in investing activities:
 Purchases of plant and equipment..................   (4,262)  (1,775)  (3,722)
 Proceeds from sale of plant and equipment.........      163       42        -
                                                    --------  -------  -------
   Net cash used in investing activities...........   (4,099)  (1,733)  (3,722)
                                                    --------  -------  -------
Cash flows from financing activities:
 Proceeds from capital lease obligations...........    1,044      402    2,143
 Restricted cash decrease (increase)...............      (83)   1,089     (443)
 Principal payments on capital lease obligations...   (2,017)    (214)    (303)
 Repayment of notes payable to bank................   (6,379)  (1,418)       -
 Proceeds from secondary offering..................   45,250        -        -
 Proceeds from notes receivables...................       38       75        -
 Proceeds from issuance of common stock under the
  employee stock purchase plan.....................      238        -        -
 Proceeds from exercise of stock options...........      408       28        -
 Other.............................................        -        -     (977)
                                                    --------  -------  -------
   Net cash provided by (used in) financing
    activities.....................................   38,499      (38)     420
                                                    --------  -------  -------
Effect of foreign exchange rate fluctuations on
 cash and cash equivalents.........................     (432)    (989)     130
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   35,340    2,368   (2,557)
Cash and cash equivalents at beginning of year.....    9,455    7,087    9,644
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $ 44,795  $ 9,455  $ 7,087
                                                    ========  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest.......... $    388  $   467  $   979
 Cash paid during the period for income taxes......    6,704    2,701    2,739
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Purchase of fixed assets under capital lease......    3,277    1,296      129
 Conversion of mandatorily convertible preferred
  stock............................................        -        -   37,556
 Common stock issued for Paradigm assets...........        -        -    4,740
 Common stock issued for Directed Energy, net
  assets...........................................    2,800        -        -

--------
(1) Excludes effects of foreign exchange rate fluctuation.

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

Foreign Currency Translation:

   The local currency is considered to be the functional currency of IXYS' wholly owned subsidiaries, IXYS Semiconductor GmbH ("IXYS GmbH"), IXYS CH GmbH ("IXYS CH") and IXYS Berlin GmbH ("IXYS Berlin"). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

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

Plant and Equipment:

   Plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for buildings. Upon disposal, the assets and related accumulated depreciation are removed from IXYS' accounts and the resulting gains or losses are reflected in the statements of operations. IXYS' policy is to regularly review the carrying value of specialized assets to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

   The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of depreciated cost or fair market value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Recoverability of an asset is measured by comparison of its carrying amount to future net cash flows that the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets.

Product Warranty:

   Expected future product warranty expense is recorded when the product is sold.

Revenue Recognition:

   Revenue from power semiconductor product sales is recognized upon shipment, if payment is reasonably assured, and is reflected net of an allowance for estimated returns and discounts. In general, IXYS' sales to distributors are made under agreements allowing certain rights of return and price protection on products unsold by the distributors. Based upon its operating history, as well as the terms of such arrangements, IXYS believes it is able to make reasonable estimates of returns and price protections.

   IXYS adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" provisions in this reporting period, which did not have an impact on the Company's financial statements.

Advertising:

   IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $379,000, $392,000, and
$413,000 respectively.

                                IXYS CORPORATION

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

Other Assets-Goodwill and Other Intangible Assets:

   Goodwill and other intangible assets arose from the Paradigm merger in the amount of approximately $9,908,000. IXYS assesses the recoverability of intangible assets when there are indicators of an impairment of value. IXYS then determines whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Accordingly, IXYS wrote off approximately $1,463,000 of intangible assets and $7,752,000 of goodwill in the fourth quarter of fiscal year 1999 to reflect an impairment in the value of intangible assets and goodwill associated with the acquisition. The anticipated cash flows related to the related products indicated that the recoverability of those assets was not reasonably assured.

Acquisition of Directed Energy, Inc.:

   On May 16, 2000, the Company completed the acquisition of Directed Energy, Inc. in a stock-for-stock acquisition. In connection with the acquisition, the Company issued 250,370 shares of the Company's common stock in exchange for all the issued and outstanding capital stock of Directed Energy, Inc. The shares issued in the transaction reflect a total purchase price of $2.8 million.

   The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price of $2.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of May 16, 2000. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $2.32 million was allocated to goodwill and it is being amortized over its estimated useful life of 10 years. The effects of the acquisition on the Company's financial statements are not material.

Net Income (Loss) Per Share:

   Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of options or other securities into common stock. Diluted net loss per share for fiscal year 1999 does not include the effect of 704,894 common equivalent shares because their effect would have been anti-dilutive.

Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value and requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair

                                IXYS CORPORATION
value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges are recognized in correct earnings along are change in the fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges are recognized in current earnings.

   In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133 SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. IXYS does not expect this pronouncement to materially impact the financial position or results of operations.

Comprehensive Income:

   IXYS adopted SFAS No. 130, "Accounting for Comprehensive Income," during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. IXYS' change in the cumulative translation adjustment represent the only component of comprehensive income which is excluded from net income for 2001 and prior years. IXYS' comprehensive income has been presented in the consolidated financial statements.

Business Risks:

   Dependence on Third Parties for Wafer Fabrication and Assembly: IXYS manufactures approximately 50% of its wafers, an integral component of its products, in its wholly owned facility in Germany. IXYS purchases the remaining 50% of its wafers from other suppliers. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS' business, financial condition and results of operations would be materially and adversely affected.

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

Concentration of Credit Risk:

   IXYS invests its excess cash primarily in short-term time deposit accounts with a major German bank and money market accounts with a U.S. bank. Additionally, IXYS invests in commercial papers with financial institutions that management believes to be creditworthy. These securities typically mature within ninety days or less and bear minimal credit risk. IXYS has not experienced any losses on such investments.

                                IXYS CORPORATION

   IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material.

   At March 31, 2001, one customer accounted for 13% of accounts receivable. At March 31, 2000, one customer accounted for 11% of accounts receivable.

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

Fair Value of Financial Instruments:

   Carrying amounts of certain of IXYS' financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes payable to bank and notes receivable from shareholders approximate fair value.

   The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates.

Stock-Based Compensation Plans:

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

3. INVENTORIES:

   Inventories consist of the following (in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
     Raw materials.............................................. $ 3,888 $ 2,253
     Work in process............................................  21,114  11,582
     Finished goods.............................................   9,033   7,642
                                                                 ------- -------
                                                                 $34,035 $21,477
                                                                 ======= =======

                                IXYS CORPORATION

4. PLANT AND EQUIPMENT:

   Plant and equipment consists of the following (in thousands):

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
     Buildings............................................. $  4,806  $  4,950
     Equipment--owned......................................   17,876    14,774
     Equipment--capital leases.............................   10,801     7,524
     Leasehold improvements................................      129        38
                                                            --------  --------
                                                              33,612    27,286
     Accumulated depreciation--owned plant and equipment...  (13,189)  (12,015)
     Accumulated amortization--capital leases..............   (6,463)   (5,096)
                                                            --------  --------
                                                            $ 13,960  $ 10,175
                                                            ========  ========

   Depreciation and amortization expense for fiscal years ended March 31, 2001, 2000 and 1999 amounted to $3,216,000, $3,352,000 and $2,614,000, respectively.

5. ACCRUED EXPENSES AND OTHER LIABILITIES:

   Accrued expenses and other liabilities consist of the following (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
     Accrued compensation...................................... $ 2,465 $ 1,651
     Warranty and other accrual................................     692     410
     Income taxes..............................................   5,500   4,434
     Accrued liabilities.......................................   3,316   3,418
     Other.....................................................   1,270     432
                                                                ------- -------
                                                                $13,243 $10,345
                                                                ======= =======

6. BORROWING ARRANGEMENTS:

   IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5.0 million. The loan bears interest at the bank's prime rate 8.0% at March 31, 2001, payable monthly, and matures in September 2001. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2001, IXYS has drawn $700,000 against the loan.

   IXYS has another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2001. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At March 31, 2001, IXYS had a drawn $54,000 against such line of credit.

   In Germany, at March 31, 2001, IXYS had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility. In August 2000, IXYS paid in full another line of credit with a German bank for DM 1.5 million.

                                IXYS CORPORATION

   In July 2000, a German bank issued to IXYS a commitment letter for a DM 7.5 million equipment lease facility. IXYS' existing equipment leases, DM 3.0 million at March 31, 2001, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

   In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS up to DM 9.9 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2001, IXYS had drawn DM 676,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

7. COMMITMENTS AND CONTINGENCIES:

Commitments:

   IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2001 at interest rates of 6.5% to 10.2%.

   IXYS rents certain of its facilities under operating leases which expire in 2004. IXYS is responsible for insurance and property taxes.

   Future minimum lease payment under capital and operating leases are (in thousands):

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
     Fiscal year ending March 31,
       2002.................................................. $ 2,162   $  434
       2003..................................................   1,679      455
       2004..................................................   1,429      412
       2005..................................................     551      124
     Thereafter..............................................       8      128
                                                              -------   ------
     Total minimum payments..................................   5,829   $1,553
                                                                        ======
     Less: interest..........................................    (667)
                                                              -------
                                                                5,162
     Less: current portion...................................  (1,737)
                                                              -------
     Long-term lease obligation.............................. $ 3,425
                                                              =======

   Rent expense for fiscal years ended March 31, 2001, 2000 and 1999 amounted to $2,023,000, $388,000 and $358,000, respectively.

   As of March 31, 2001, 2000 and 1999, IXYS had cash deposits with a financial institution of $387,000 $304,000 and $1,393,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit.

   On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 31, 2001, the line of credit was $5.0 million.

                                IXYS CORPORATION

Litigation:

   On August 12, 1996, IXYS, along with Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") was named (along with others subsequently dismissed from the case) as defendants in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

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

   On September 20, 2000, IXYS' counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on IXYS' operating results. IXYS' insurance carrier has deposited the payment into escrow, pending final approval. The settlement was preliminarily approved by the Court on February 20, 2001. At that time, the Court also directed Notice of Pendency and Settlement of Class Action and Settlement Hearing Date for Final Approval of Settlement. The settlement is subject to final approval, which hearing on the Motion for Final Approval of Settlement is scheduled for July 2, 2001. There can be no assurance that IXYS will be successful in the defense of the remaining state court lawsuit should the tentative settlement not be finalized.

   On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS' products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; 5,008,725; 5,130,767; 4,642,666; and 4,705,759).
International Rectifier has since notified IXYS that it no longer contends that IXYS infringes two of those patents (US Patents Nos. 4,705,759 and 4,642,666), and has refined its allegations of infringement to embrace all IXYS' power MOSFETs and IGBTs having "elongated octagonal" cells or "non-symmetrical cluster" cells. These designations cover many of IXYS' power MOSFET and IGBT products sold in the United States.

   International Rectifier's complaint against IXYS alleges that IXYS' infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin IXYS from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (contended to be 6.5% of net sales) on the products that IXYS sells, which are claimed to infringe International Rectifier's patents.

   International Rectifier also seeks to have the claimed damages trebled. IXYS has answered the complaint, denied any infringement and have asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached IXYS on several occasions and requested that IXYS enter into royalty-bearing license agreements with International Rectifier, covering the technology identified in its patents. IXYS has declined to do so, based upon IXYS' belief that its products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the Court

                                IXYS CORPORATION
vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In May 2001, the Court also granted motions for summary judgment dismissing IXYS' second and eighth affirmative defenses, relating to its contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung. Samsung fabricates IXYS-designed wafers for IXYS in Korea. It is IXYS' intent to vigorously contest the claims of International Rectifier. While IXYS believes its defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, any damages or injunction awarded by the court could be materially adverse to IXYS' financial condition and results of operations.

   International Rectifier also contends that IXYS' importation of IXYS-designed MOSFET products into the United States having the "elongated octagonal" cells or "non-symmetrical cluster" cells manufactured for IXYS by Samsung Electronics Co., Ltd. ("Samsung") is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve IXYS. In February 2001, International Rectifier served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for IXYS' importation into the United States of parts designed by IXYS and manufactured by Samsung that infringe claim 1 of International Rectifier's US Patent No. 4,959,699 and an appropriate fine. Samsung contends that IXYS is contractually obligated under the terms of IXYS' wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is currently considering Samsung's request in light of the terms of the wafer supply agreement. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS-designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the Court stated interim rulings that IXYS is bound by the Samsung injunction, and that IXYS and Samsung attempted to subvert the injunction by having IXYS take delivery outside the United States of products designed by IXYS and made by Samsung, but deferred decision as to whether IXYS and Samsung violated the injunction until after a decision on the infringement issue in International Rectifier v. IXYS. IXYS believes the court's interim rulings are in error, and may bring an interim appeal, rather than await a final ruling on the ultimate issue of contempt. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages or injunction awarded by the Court could be materially adverse to IXYS' financial condition and results of operations.

   In November 2000, IXYS filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of IXYS' German patents. These patents cover key design features of IXYS' proprietary integrated power module technology, which the lawsuit alleged International Rectifier had been infringing in products sold in Germany. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier.

   International Rectifier originally had until January 4, 2001 to file a response. This response date was delayed to February 8, 2001, upon the request of International Rectifier. On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS' favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS' German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to IXYS information about its previous sales activity, offers of sales, advertisements, production costs and profits

                                IXYS CORPORATION
concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to IXYS by International Rectifier. In June 2001, International Rectifier notified IXYS that it plans to appeal the judgment. Notwithstanding any appeal, IXYS may preliminarily enforce this judgment if IXYS pays DM 1,040,000 as a form of bond to be held by the Court. The funds held by the Court will be returned to IXYS if final adjudication is in IXYS' favor, or will offset any costs that may need to be paid if final adjudication is not in IXYS' favor.

   On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS' European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS' patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert is expected to submit written comments in June 2001, and the Monza court is expected to render a judgment a few weeks thereafter.

   Discussions of additional details relating to the above-described legal proceedings may be found in IXYS' prior SEC filings and reports.

8. COMMON STOCK:

   A two-for-one split of IXYS' common stock was effected on August 10, 2000 and was applicable to stockholders of record on July 20, 2000. Reference to share and per share data in the accompanying consolidated financial statements give effect to the stock split.

Warrants:

   IXYS has outstanding warrants as follows:

                                                  Number of
                                                 Shares Under
                                                 the Warrants  Exercise Price
                                                 ------------ -----------------
   June 2002...... Convertible into common stock       266    $225.00 per share
   April 2001..... Convertible into common stock   206,267    $  0.43 per share

Stock Purchase and Stock Option Plans:

   IXYS has the 1999 Non-Employee Directors' Equity Incentive Plan and the 1999 Equity Incentive Plan (the "Plans") under which incentive stock options may be granted not less than 85% of fair market value at the time of grant. The options once granted expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. The 1994 Stock Option Plan was terminated in May 1999.

                                IXYS CORPORATION

   Stock option activity under the Plans is summarized below (in thousands, except share data):

                                              Options Outstanding         Weighted
                              Shares    --------------------------------  Average
                            Available   Number of    Exercise             Exercise
                            for Grant    Shares        Price      Total    Price
                            ----------  ---------  ------------- -------  --------
   Balances, March 31,
    1998...................     85,914    549,830  $ 0.01-$ 3.81 $ 1,425   $ 2.59
   New authorized..........    230,520      -            -          -        -
   Options granted.........   (199,800)   213,132  $ 0.08-$ 1.86     348   $ 1.64
   Options exercised.......     -         (50,258) $ 0.01-$ 0.43      (2)  $ 0.04
   Options canceled........      7,810     (7,810) $        0.08      (1)  $ 0.08
   Options expired.........    (93,682)     -      $        0.71     251   $ 0.71
                            ----------  ---------                -------
   Balances, March 31,
    1999...................     30,762    704,894  $ 0.01-$ 3.81 $ 2,021   $ 2.87
   New authorized..........  5,000,000      -            -          -        -
   Options granted......... (2,790,000) 2,790,000  $ 2.13-$ 3.63   8,674   $ 3.11
   Options exercised.......     -         (51,034) $ 0.01-$ 1.30     (32)  $ 0.63
   Options canceled........    150,000   (150,000) $        2.13    (318)  $ 2.12
                            ----------  ---------                -------
   Balances, March 31,
    2000...................  2,390,762  3,293,860  $ 0.01-$ 3.81 $10,345   $ 3.14
   Options granted.........   (178,300)   178,300  $19.00-$29.50   4,308   $24.16
   Options exercised.......    213,342   (213,342) $ 0.01-$ 4.44    (408)  $ 1.91
   Options canceled........     73,420    (73,420) $ 0.01-$ 3.63    (222)  $ 3.02
                            ----------  ---------                -------
   Balances, March 31,
    2001...................  2,499,224  3,185,398  $0.01-$ 29.50 $14,023   $ 4.40
                            ==========  =========                =======

   The following table summarizes information about stock options outstanding at March 31, 2001:

                Options Outstanding                         Options Exercisable
   -----------------------------------------------------    ------------------------
                                Weighted       Weighted                   Weighted
                                 Average       Average                    Average
    Exercise     Number of     Contractual     Exercise     Number of     Exercise
    Prices        Shares          Life          Price        Shares        Price
   ---------     ---------     -----------     --------     ---------     --------
    $ 0.01          24,274        2.35          $ 0.01         24,274      $ 0.01
      0.08             850        7.40            0.08            850        0.08
      1.30          14,340        0.73            1.30         14,340        1.30
      1.69         147,600        7.59            1.69         61,500        1.69
      2.13         960,000        8.60            2.13        640,001        2.13
      2.16          53,980        5.10            2.16         53,980        2.16
      3.08         173,526        5.10            3.08        173,526        3.08
      3.46          93,702        5.10            3.46         93,702        3.46
      3.63       1,538,826        8.80            3.63      1,090,002        3.63
     19.00          74,300        9.70           19.00          -           19.00
     20.90          20,000        9.70           20.90          -           20.90
     29.50          84,000        9.40           29.50          -           29.50
                 ---------                                  ---------
                 3,185,398        8.30          $ 4.40      2,152,175      $ 2.98
                 =========                                  =========

   Expired options in fiscal year 1999 represents options under IXYS' pre-merger 1989 Stock Option Plan, which was assumed by Paradigm in connection with the Paradigm merger.

   Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in fiscal years 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, IXYS' net income (loss)

                                IXYS CORPORATION
and net income (loss) per share for fiscal years 2001, 2000 and 1999 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         Year Ended March 31,
                                                        ----------------------
                                                         2001    2000   1999
                                                        ------- ------ -------
   Net income (loss)--as reported...................... $13,587 $6,899 $(5,238)
                                                        ======= ====== =======
   Net income (loss)--pro forma........................ $12,106 $6,146 $(5,285)
                                                        ======= ====== =======
   Net income (loss) per share--basic--as reported..... $  0.54 $ 0.29 $ (0.28)
                                                        ======= ====== =======
   Net income (loss) per share--basic--pro forma....... $  0.48 $ 0.26 $ (0.28)
                                                        ======= ====== =======
   Net income (loss) per share--diluted--as reported... $  0.49 $ 0.28 $ (0.28)
                                                        ======= ====== =======
   Net income (loss) per share--diluted--pro forma..... $  0.44 $ 0.25 $ (0.28)
                                                        ======= ====== =======

   In future years, annual compensation expense will vary relative to the vesting of options granted in those future years.

   The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               Year Ended March 31,
                                   --------------------------------------------
                                        2001           2000           1999
                                   -------------- -------------- --------------
   Risk-free interest rate........ 5.35% to 5.99% 5.95% to 6.65% 4.33% to 5.67%
   Expected term..................        4 years        4 years        4 years
   Volatility.....................           142%            91%            83%
   Dividend yield.................             0%             0%             0%

   No dividend yield is assumed as IXYS has not paid dividends and has no plans to do so.

   The weighted average expected life was calculated based on the vesting period and the expected life at the date of the grant. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the fiscal years ended March 31, 2001, 2000 and 1999 were $24.16, $6.68, $1.74, respectively.

   IXYS has sold 3,908,095 shares of common stock to certain members of IXYS' management under a restricted stock purchase agreement subject to IXYS' right of repurchase, which lapses ratably over five years. The shares were purchased through recourse promissory notes at a purchase price of $0.22 per share. Interest is due on the notes at a rate of 5.79% per annum, with the balance outstanding due in full November 2000. At March 31, 2001 2000, and 1999, zero shares, zero shares and 72,550 shares of common stock were subject to IXYS' right of repurchase, respectively.

   In May 1999, the Company approved the 1999 Employee Stock Purchase Plan ("Purchase Plan") and terminated all prior Paradigm employee stock purchase plans. There are 500,000 shares of common stock reserved for issuance under the Purchase Plan. As of March 31, 2001, there were 55,325 purchases made under the Purchase Plan.

                                IXYS CORPORATION

9. EMPLOYEE SAVINGS AND RETIREMENT PLAN:

   IXYS has a 401(k) plan, known as the "IXYS Corporation and Subsidiary Employee Savings and Retirement Plan." Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately. For the years ended March 31, 2001, 2000 and 1999, IXYS contributed $168,000, $129,000 and $113,000, respectively.

10. RELATED PARTY TRANSACTIONS:

   ABB is a principal stockholder of IXYS. In fiscal year 2001, 2000 and 1999 IXYS generated revenues of $707,000, $653,000 and $1,077,000 respectively from sales of products to ABB and to ABB's affiliates for use as components in their products.

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

   Pension expense for the defined benefit pension plan was as follows (in thousands):

Net Period Pension Cost:

   The net periodic pension expense for 2001 and 2000 included the following components:

                                                                 Year Ended
                                                                 March 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
                                                               (in thousands)
   Service cost............................................... $ 99  $107  $ 94
   Interest cost on projected benefit obligation..............  286   279   340
   Expected return on plan assets.............................  (30)  (28)  (31)
   Amortization of prior service cost.........................    1     1     1
   Recognized actuarial loss..................................    5    12   -
                                                               ----  ----  ----
   Net periodic pension expense............................... $361  $371  $404
                                                               ====  ====  ====

                                IXYS CORPORATION

Funded Status:

                                                               Year Ended
                                                                March 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                             (in thousands)
   Change in benefit obligation
     Benefit obligation at the beginning of year............ $ 5,417  $ 5,284
     Service cost...........................................      94       99
     Interest cost..........................................     286      279
     Actuarial loss (gain)..................................     (25)       5
     Benefits paid..........................................    (167)    (161)
     Foreign currency translation adjustment................    (240)     (89)
                                                             -------  -------
     Benefit obligation at the end of the year.............. $ 5,365  $ 5,417
                                                             =======  =======

                                                               Year Ended
                                                                March 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                             (in thousands)
   Change in plan assets
     Fair value of plan assets at the beginning of the
      year.................................................. $   560  $   585
     Actual return on plan assets...........................      28       24
     Employer contribution..................................      46      187
     Benefits paid..........................................     (27)    (161)
     Foreign currency translation adjustment................     (27)     (75)
                                                             -------  -------
     Fair value of plan assets at the end of the year....... $   580  $   560
                                                             =======  =======

                                                             As of March 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                             (in thousands)
   Status of plan
     Plan obligations in excess of plan assets.............. $(4,785) $(4,857)
     Unrecognized net obligation (asset) at transition......      10       13
     Net (gains)/losses.....................................    (107)     (11)
                                                             -------  -------
     Accrued benefit........................................ $(4,882) $(4,855)
                                                             =======  =======

                                                               Year Ended
                                                                March 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                             (in thousands)
   Reconciliation of funded status
     Accrued pension cost at March 31....................... $(4,855) $(5,388)
     Net period pension cost................................    (361)    (371)
     Cash contribution......................................     187      204
     Foreign currency translation adjustment................     147      700
                                                             -------  -------
     Accrued pension cost at March 31....................... $(4,882) $(4,855)
                                                             =======  =======

                                IXYS CORPORATION

                                                                         Year
                                                                         Ended
                                                                       March 31,
                                                                       ---------
                                                                       2001 2000
                                                                       ---- ----
   Assumptions
     Discount rate....................................................  6%   6%
     Expected long-term rate of return on assets......................  5%   5%
     Salary scale.....................................................  3%   3%

12. INCOME TAXES:

   Income (loss) before income tax provision consists of the following (in thousands):

                                                      Year Ended March 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
   Domestic......................................... $20,086  $ 9,149  $(3,260)
   International....................................   1,822    1,638      105
                                                     -------  -------  -------
                                                     $21,908  $10,787  $(3,155)
                                                     =======  =======  =======

   IXYS' provision for income taxes consists of the following (in thousands):

                                                      Year Ended March 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
   Current:
     Federal........................................ $ 6,200  $ 2,867  $  (234)
     State..........................................   1,270      643       40
     Foreign........................................     777      672       44
                                                     -------  -------  -------
                                                       8,247    4,182     (150)
                                                     -------  -------  -------
   Deferred:
     Federal........................................    -        (220)   2,042
     State..........................................     132      (74)     191
     Foreign........................................     (58)    -        -
                                                     -------  -------  -------
                                                          74     (294)   2,233
                                                     -------  -------  -------
       Total income tax provision/(benefit)......... $ 8,321  $ 3,888  $ 2,083
                                                     =======  =======  =======

   IXYS' effective tax rate differs from the statutory federal income tax rate for the years ended March 31, 2001, 2000 and 1999 as shown in the following table:

                                                                2001  2000  1999
                                                                ----  ----  ----
   Statutory federal income tax (benefit) rate.................  35%   34%  (34)%
   State taxes, net of federal tax benefit.....................   4     4     4
   Foreign taxes at higher rates...............................  -      1     1
   Acquired technology.........................................  -     -     94
   Other.......................................................  (1)   (3)    1
                                                                ---   ---   ---
   Effective tax rate..........................................  38%   36%   66%
                                                                ===   ===   ===

   The effective tax rate of 66% in fiscal year 1999 includes the one-time non-tax deductible write-off of $10.4 million in connection with the Paradigm merger. Without the write-off, tax rate would approximate 29%.

                               IXYS CORPORATION

   The components of net deferred income tax assets are as follows (in thousands):

                                                                   2001   2000
                                                                  ------ ------
   Deferred tax assets:
     Other liabilities and accruals.............................. $2,561 $  905
     Depreciable assets..........................................    315  1,380
     Alternative minimum tax carryforward........................   -       124
                                                                  ------ ------
       Net deferred tax asset.................................... $2,876 $2,409
                                                                  ====== ======

13. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

   Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                        Year Ended March 31,
                                                       ----------------------
                                                        2001    2000   1999
                                                       ------- ------ -------
   BASIC:
     Weighted-average shares..........................  25,239 23,970  18,746
                                                       ======= ====== =======
     Net income (loss)................................ $13,587 $6,899 $(5,238)
                                                       ======= ====== =======
     Net income (loss) per share...................... $  0.54 $ 0.29 $ (0.28)
                                                       ======= ====== =======
   DILUTED:
     Weighted-average shares..........................  25,239 23,970  18,746
     Common equivalent shares from stock options and
      warrants........................................   2,535    856    -
                                                       ------- ------ -------
     Shares used in per share calculation.............  27,774 24,826  18,746
                                                       ======= ====== =======
     Net income (loss)................................ $13,587 $6,899 $(5,238)
                                                       ======= ====== =======
     Net income (loss) per share...................... $  0.49 $ 0.28 $ (0.28)
                                                       ======= ====== =======

14. SEGMENT AND GEOGRAPHIC INFORMATION:

   IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies
(SMPS)) and medical electronics. IXYS' sales by major geographic area (based on destination) were as follows:

                                                         Year Ended March 31,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
   North America:
     United States.................................... $ 44,634 $28,987 $23,734
                                                       -------- ------- -------
       Total North America............................ $ 44,634 $28,987 $23,734
   Europe and the Middle East.........................   46,488  36,463  36,054
   Japan..............................................      861     569     480
   Asia Pacific.......................................   19,406  10,608   6,255
                                                       -------- ------- -------
       Total.......................................... $111,389 $76,627 $66,523
                                                       ======== ======= =======

   For the financial year ended March 31, 2000, a single customer contributed to 11% of IXYS' sales. There was no single end customer providing more than 10% of IXYS' sales for years ended March 31, 2001 and 1999.

                                IXYS CORPORATION

   IXYS' foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany and IXYS CH in Switzerland. Sales and net income of IXYS CH, which was established in fiscal year 2001, were not significant and are combined with German operations. The following table summarizes the sales, income and total assets of IXYS' U.S. and Foreign operations (in thousands):

                                                         Year Ended March 31,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
   Sales:
     Foreign.......................................... $ 49,172 $38,272 $36,534
     IXYS U.S.........................................   62,217  38,355  29,989
                                                       -------- ------- -------
                                                       $111,389 $76,627 $66,523
                                                       ======== ======= =======
   Net Income (Loss):
     Foreign.......................................... $  4,514 $   925 $(1,438)
     IXYS U.S.........................................    9,073   5,974  (3,800)
                                                       -------- ------- -------
                                                       $ 13,587 $ 6,899 $(5,238)
                                                       ======== ======= =======
   Total Assets:
     Germany.......................................... $ 26,716 $21,056 $26,503
     Switzerland......................................    7,229    -       -
     IXYS U.S.........................................   93,469  41,989  30,597
                                                       -------- ------- -------
                                                       $127,414 $63,045 $57,100
                                                       ======== ======= =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth as of April 15, 2001, the names, ages and positions of our directors, executive officers and other key employees:

      Name                     Age                   Position
      ----                     ---                   --------
 Nathan Zommer...............   53 Chairman of the Board, President and Chief
                                   Executive Officer
 Arnold P. Agbayani..........   56 Senior Vice President, Finance and
                                   Administration, Chief Financial Officer,
                                   Secretary and Director
 Peter H. Ingram.............   53 President, IXYS Europe
 Kevin McDonough.............   50 Senior Vice President, U.S. Operations
 Andreas Sperner.............   45 Vice President, Sales and Marketing, Europe
 Clifford Knudsen............   59 Vice President, Sales, North America
 Kent Paris..................   60 Vice President, Sales, Far East and Canada
 Donald L. Feucht............   66 Director
 Andreas Hartmann............   57 Director
 Samuel Kory.................   57 Director
 S. Joon Lee.................   61 Director

   Nathan Zommer. Dr. Zommer, our founder, has served as a member of our board of directors since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since March 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

   Arnold P. Agbayani. Mr. Agbayani has served as our Vice President, Finance and Administration and Chief Financial Officer, Secretary and Director since 1993. From 1989 to 1993, he served as our Controller. Prior to joining us, Mr. Agbayani held various financial positions with National Semiconductor, Fairchild Camera and Instruments, ATARI and Frito-Lay. Mr. Agbayani received his B.S. in Finance and an M.B.A. from Roosevelt University of Chicago.

   Peter H. Ingram. Mr. Ingram has served as our Vice President of European Operations since 1994. From 1989 to 1995, he served as our Director of Wafer Fab Operations. Mr. Ingram worked with the semiconductor operations of ABB from 1982 until we acquired those operations in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

   Kevin McDonough. Mr. McDonough has served as our Vice President of U.S. Operations since 1999. From 1998 to 1999, he served as our Director of Quality Assurance and Product Engineering, and from 1990 to 1994, he served as our Director of Operations and Quality Assurance. From 1995 to 1998, Mr. McDonough served as Manager of Wafer Fab Foundries for Advanced Micro Devices. Mr. McDonough received his B.S. in Science from the University of California at Davis and his M.B.A. from Oregon State University.

   Andreas Sperner. Mr. Sperner has served as our Vice President, Sales and Marketing, Europe since 1997. From 1993 to 1997, he served as our Director of Sales and Marketing. Mr. Sperner received his degree in Engineering from the Technical College in West Berlin.

   Clifford Knudsen. Mr. Knudsen has served as our Vice President of North American Sales since May 2000. From 1992 to 2000, he served as our Director of Area Sales. Mr. Knudsen received a B.S. in Electrical Engineering and an M.S. in Electrical Engineering from the New Jersey Institute of Technology and his M.B.A. in Marketing from Rutgers University.

   Kent Paris. Mr. Paris has served as our Vice President, Sales, Far East and Canada since June 2000. From 1997 to June 2000, he served as our Director, Sales, Far East and Canada. From 1993 to 1997, Mr. Paris served as Sales Manager of Advanced Power Technology. Mr. Paris received his M.B.A. from Wichita State University.

   Donald L. Feucht. Dr. Feucht has served as a member of our board of directors since July 2000. From 1992 until his retirement in 1998, Dr. Feucht served as Vice President for Operations for Associated Western Universities. He was employed as a Program Management Specialist for EG&G Rocky Flats, Inc. from 1990 until 1992. Prior to 1990, Dr. Feucht served in several positions with the National Renewable Energy Laboratory (NREL) including Deputy Director. Prior to joining NREL, he served as Professor of Electrical Engineering and Associate Dean at Carnegie-Mellon University. Dr. Feucht received his B.S. degree in Electrical Engineering from Valparaiso University. He holds M.S. and Ph.D. degrees in Electrical Engineering from Carnegie Mellon University.

   Andreas Hartmann. Mr. Hartmann has served as a member of our board of directors since November 1998. Since 1990, he has served as Assistant General Counsel and Vice President of ABB. Mr. Hartmann received his degree in law from Erlangen Nurnberg University in 1970 and his degree in law from the Ministry of Justice of the State of Bavaria in 1973.

   Samuel Kory. Mr. Kory has served as a member of our board of directors since November 1999. In 1988, he founded Samuel Kory Associates, a management consulting firm. Since founding the firm, Mr. Kory has served as the firm's sole proprietor and principal as well as a consultant for the firm. Mr. Kory received his B.S.M.E. from Pennsylvania State University in 1965.

   S. Joon Lee. Dr. Lee has served as a member of our board of directors since July 2000. Since 1990, Mr. Lee has served as President of Omni Electronics. Dr. Lee also served as President of Adaptive Logic from 1991 until 1996. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

ITEM 11. EXECUTIVE COMPENSATION

Director and Executive Compensation

   Each director receives $1,000 for each meeting of the board he attends and $500 for each committee meeting he attends if it is not conducted within 48 hours of a board meeting. Additionally, directors are reimbursed for certain expenses in connection with attendance at our board and committee meetings and are reimbursed for expenses incurred in preparing their personal income tax returns and estate planning matters. Our 2000 Non-Employee Directors' Equity Incentive Plan, effective during fiscal year 2001, provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by our board. These options vest over a period of time, to be determined in each case by our board, so long as the optionee remains a non-employee director. Each director currently receives an option to acquire 30,000 shares upon becoming a member of our board of directors. Each director may also receive a loan from us for up to $100,000, payable in three years from the date of issuance, for use in exercising his options or paying taxes in connection with such exercise of options.

   The following table sets forth certain compensation awarded or paid by us during the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 to our President and Chief Executive Officer and our other executive officers who earned more than $100,000 during fiscal year 2001. These people are referred to in this report as our named executive officers.

                           Summary Compensation Table

                                                      Other Annual Securities
   Name and Principal                                 Compensation Underlying     All Other
        Position         Year Salary     Bonus ($)(1)    ($)(2)    Options (#) Compensation ($)
   ------------------    ---- -------    ------------ ------------ ----------- ----------------
Nathan Zommer........... 2001 285,000      214,000       16,038       20,000         2,100
 President and Chief     2000 375,420(3)   124,300       15,605      240,000         2,110(4)
 Executive Officer       1999 200,004      257,700       16,597       31,300        11,607(5)

Arnold P. Agbayani...... 2001 160,000      118,000       15,583       10,000         4,330(6)
 Vice President, Finance
 and                     2000 189,190(3)    48,000       12,693       20,000         2,830(4)
 Administration, Chief
 Financial               1999 128,004      171,600       15,238       17,400        10,229(7)
 Officer and Secretary

Peter H. Ingram......... 2001 161,466       22,240        4,560         -             -
 Vice President,         2000 154,578       19,294        1,752       90,000          -
 European Operations     1999 153,961       25,851        6,893       12,200          -

Kevin McDonough......... 2001 127,000       15,000        7,200         -             -
 Vice President,         2000 120,346        3,000         -         120,000          -
 U.S. Operations         1999 110,822        3,000         -           4,300          -

--------
(1) Represents annual bonus earned for performance in the specified fiscal year.
(2) Represents car allowance.
(3) Includes retroactive payments made during fiscal year 2000 attributable to base salary increases in fiscal year 1999.
(4) Represents premiums paid for group term life insurance.
(5) Includes $2,110 premiums paid for group term life insurance and $9,497 tax gross-up paid by us.
(6) Includes $2,830 premiums paid for group term life insurance and $1,500 for tax planning and preparation paid by us.
(7) Includes $2,830 premiums paid for group term life insurance and $7,399 tax gross-up paid by us.

                       Option Grants In Last Fiscal Year

                                                                       Potential
                                                                   Realizable Value
                                                                   at Assumed Annual
                                                                    Rates of Stock
                            # of    % of Total Exercise                  Price
                         Securities  Options    Price              Appreciation for
                         Underlying Granted in   Per                   Term (3)
                          Options     Fiscal    Share   Expiration -----------------
          Name            Granted    Year (1)   ($)(2)     Date       5%       10%
          ----           ---------- ---------- -------- ---------- -------- --------
Nathan Zommer...........   20,000      17.8     20.90    12/11/10  $263,340 $664,620
 President and Chief
 Executive Officer

Arnold P. Agbayani......   10,000       8.9     19.00    12/11/10  $119,700 $302,100
 Vice President,
 Finance and
 Administration,
 Chief Financial Officer
 and Secretary

Peter H. Ingram.........     -          -         -         -         -        -
 Vice President,
 European Operations

Kevin McDonough.........     -          -         -         -         -        -
 Vice President, U.S.
 Operations

--------
(1) Based on an aggregate of 112,300 options granted to employees and consultants of our company in fiscal year 2001 including the named executive officers.

(2) Exercise prices are equal to the closing price of our common stock on the Nasdaq National Market on the date of grant, except Mr. Zommer's option was priced 10% above such closing price.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values

   The following table sets forth information with respect to the number of securities underlying unexercised options held by the named executive officers as of March 31, 2001 and the value of unexercised in-the-money options as of March 31, 2001.

                                                      Number of
                                                Securities Underlying     Value of Unexercised
                           Number              Unexercised Options at     In-The-Money Options
                          of Shares   Value      March 31, 2001 (#)     at March 31, 2001 ($)(2)
                          Acquired   Realized ------------------------- -------------------------
          Name           on Exercise  ($)(1)  Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- -------- ----------- ------------- ----------- -------------
Nathan Zommer...........   17,352    298,003    377,916      363,300     4,836,867    4,622,110
 President and
 Chief Executive Officer

Arnold P. Agbayani......      114      1,790     95,026       53,400     1,218,238      599,198
 Vice President, Finance
 and Administration,
 Chief Financial Officer
 and Secretary

Peter H. Ingram.........    9,832     58,908     81,276      153,200     1,046,158    1,940,484
 Vice President,
 European Operations

Kevin McDonough.........      -         -        54,300      194,300       703,751    2,433,451
 Vice President, U.S.
 Operations

--------
(1) The value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price.
(2) The valuations are based on the fair market value of our common stock on March 30, 2001 of $15.75 minus the exercise price of the options.

Employment Contracts

   We entered into an employment agreement, dated as of January 1, 1995, with Dr. Nathan Zommer, our Chief Executive Officer. The agreement provides for, among other things, salaries, bonuses and car allowances as determined by our board of directors. Under the terms of the agreement, we agree to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if we terminate Dr. Zommer's employment without cause, Dr. Zommer shall be entitled to receive as severance his monthly salary, incremented one month per year of service to us, to a maximum of twelve months. The agreement also provides Dr. Zommer with a paid annual physical exam and the limited services of a financial advisor.

   The agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Dr. Zommer's annual bonus is 40% of his base salary, which was increased to $285,000. In addition, he is eligible for an incentive bonus of three times his base annual salary in the event of certain transactions significantly affecting us, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Dr. Zommer is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares.

   We entered into an employment agreement, dated as of January 1, 1995, with Mr. Arnold P. Agbayani, our Chief Financial Officer. The agreement provides for, among other things, salaries, bonuses and car allowances as determined by our board of directors. Under the terms of the agreement, we agree to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if we terminate Mr. Agbayani's employment without cause, Mr. Agbayani shall be entitled to receive as severance his monthly salary, incremented one month per year of service to us, to a maximum of twelve months. The agreement also provides Mr. Agbayani with a paid annual physical exam and the limited services of a financial advisor.

   The agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Mr. Agbayani's annual bonus is 30% of his base salary, which was increased to $160,000. In addition, he is eligible for an incentive bonus of three times his annual base salary in the event of certain transactions significantly affecting us, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Mr. Agbayani is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares.

Compensation Committee Interlocks and Insider Participation

   The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on our compensation committee. We do not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 2001, the Compensation Committee was comprised entirely of non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information regarding the beneficial ownership of our common stock as of June 11, 2001 with respect to:

  . each person or group of affiliated persons known to us to own beneficially more than 5% of the outstanding shares of common stock;

  . each of our directors;

  . each of the executive officers named in the summary compensation table;
    and

  . all directors and executive officers as a group.

   Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 11, 2001 and not subject to repurchase as of that date, are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Applicable percentage ownership on the following table is based on 26,696,510 shares of common stock outstanding as of June 11, 2001.

                                                          Number of Percentage
            Beneficial Owner                               Shares   Ownership
            ----------------                              --------- ----------
   Entities Affiliated with ABB(1)....................... 8,173,303   30.6%
    Gottlieb-Daimler
    Strasse 8
    68165 Mannheim
    Germany

   Nathan Zommer(2)...................................... 7,125,251    26.3
    3540 Bassett Street
    Santa Clara, Ca 95054

   Arnold P. Agbayani(3).................................   627,122     2.3

   Peter H. Ingram(4)....................................   466,480     1.7

   Kevin McDonough(5)....................................    80,383      *

   Donald L. Feucht(6)...................................     3,000      *

   Andreas Hartmann(7)...................................         0      *

   Samuel Kory(6)........................................    11,100      *

   S. Joon Lee(6)........................................     3,000      *

   All directors and executive officers as a group (8
    persons)(8).......................................... 8,316,336    30.3

--------
 *   Represents less than 1%.
(1) Includes 7,393,763 shares held by ABB and 779,540 shares held by ASEA Brown Boveri Inc. Mr. Hartmann is a Vice President of ABB. Mr. Hartmann disclaims beneficial ownership of the ABB Shares and does not have voting or investment power with respect to the ABB Shares.
(2) Includes an aggregate of 5,200 shares held in trusts for Dr. Zommer's children. Also includes 433,741 shares Dr. Zommer has the right to acquire pursuant to options exercisable within 60 days of June 11, 2001.
(3) Includes 103,376 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of June 11, 2001.
(4) Includes 99,326 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of June 11, 2001.
(5) Includes 79,375 shares Mr. McDonough has the right to acquire pursuant to options exercisable within 60 days of June 11, 2001.
(6) Represents shares the individual has the right to acquire pursuant to options exercisable within 60 days of June 11, 2001.
(7) Mr. Hartmann is a Vice President of ABB. Mr. Hartmann disclaims beneficial ownership of the ABB Shares and does not have voting or investment power with respect to the ABB Shares.
(8) See footnotes 2 through 7 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On September 14, 1995, our board of directors authorized stock grants, made pursuant to certain stock purchase agreements, to Dr. Zommer and Messrs. Agbayani and Ingram and Mr. Richard Fassler, the former Vice President, Sales and Marketing who left the Company in January 2000. In connection with these stock grants, an aggregate of 7,410,134 shares of our common stock were granted to these individuals. The shares were paid for with recourse promissory notes in an aggregate principal amount of $832,716 and are currently fully vested. Messrs. Fassler and Ingram have paid their promissory notes in full. The note terms provide that between September 15, 2003 and September 15, 2005, quarterly installments of principal and accrued interest are due, and all principal of the notes, plus accrued interest, is due and payable September 15, 2005. The notes bear interest at a rate of 6.25% per annum compounded annually. In the event Dr. Zommer or Mr. Agbayani sells shares of our common stock currently held by him, a mandatory prepayment in an amount equal to 30.0% of the net sale proceeds is due from him. In the event of termination of employment, any unpaid principal and interest become due and payable. In the event of a change of control, as defined in the notes, the notes mature within 12 months, provided the change in control occurs before September 15, 2004.

   In November 1996, we loaned approximately $75,000 to Dr. Zommer, in exchange for a promissory note bearing a simple interest rate of 8.25% per annum. The principal amount of the loan, plus any interest thereon, is due and payable no later than November 12, 2001. In the event of Dr. Zommer's voluntary termination or his termination for cause, the loan will be due and payable one year from the date of his termination.

   ABB is a principal stockholder of our company. In fiscal year 2001, we generated revenues of $707,000 from sales of products to ABB and to ABB's affiliates for use as components in their products.

   We have entered into indemnity agreements with our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as officers or directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

     (1) Financial Statements.

                                                                          Page
                                                                          ----
     Report of PricewaterhouseCoopers LLP, Independent Accountants.......  32
     Consolidated Balance Sheets as of March 31, 2001 and 2000...........  33
     Consolidated Statement of Operations for the years ended March 31,
      2001, 2000 and 1999................................................  34
     Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2001, 2000 and 1999................................  35
     Consolidated Statement of Stockholders' Equity for the years ended
      March 31, 2001, 2000 and 1999......................................  36
     Consolidated Statements of Cash Flows for the years ended March 31,
      2001, 2000 and 1999................................................  37
     Notes to Consolidated Financial Statements..........................  38

     (2) Financial statements schedules.

Valuation and Qualifying Accounts and Reserve (in thousands)

                                Balance at                           Balance
                                beginning   Additions/  Translation  at end
                                of period  (Deductions) Adjustment  of period
                                ---------- ------------ ----------- ---------
     Allowance for doubtful
      accounts:
       Year ended March 31,
        2001...................   $1,427      $1,416        (20)     $2,823
       Year ended March 31,
        2000...................   $  600      $  852        (25)     $1,427
       Year ended March 31,
        1999...................   $  558      $   42         -       $  600

     (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
   2.1   Agreement and Plan of Merger and Reorganization, dated as of March 6,
         1998 and amended April 10, 1998 and May 29, 1998, among Paradigm
         Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation
         (filed on July 10, 1998 as Annex A to the Joint Proxy
         Statement/Prospectus forming part of the Registration Statement on
         Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).

   3.1 Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001.

   3.2   Amended and Restated Bylaws of the Registrant (filed on February 16,
         1999 as Exhibit 3.1 to the Quarterly Report on Form 10-Q (No. 000-
         26124) and incorporated herein by reference).

  10.1*  First Amended Executive Employment Agreement, dated as of July 1,
         1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as
         Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form
         S-4 of Paradigm Technology, Inc., (No. 333-57003) ("Amendment No. 2 to the S-4") and incorporated herein by reference).

  10.2*  First Amended Executive Employment Agreement, dated as of July 1,
         1998, by and between IXYS and Arnold Agbayani. (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the S-4 and incorporated herein by reference).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.3    Wafer Foundry Agreement, dated as of June 21, 1995, as amended on
         March 28, 1996 and March 13, 1998, by and between IXYS and Samsung
         Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment
         No. 1 the Registration Statement on Form S-4 of Paradigm Technology,
         Inc. (No. 333-57003) ("Amendment No. 1 to the S-4") and incorporated herein by reference).

 10.4    Lampertheim Contractual Purchase Deed and Conveyance, dated as of
         February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment
         No. 1 to the S-4 and incorporated herein by reference).

 10.5 Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29,
         1998 as Exhibit 10.5 to Amendment No. 1 to the S-4 and incorporated herein by reference).

 10.6 Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit
         10.6 to Amendment No. 1 to the S-4 and incorporated herein by reference).

 10.7*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Nathan Zommer.

 10.8*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Arnold Agbayani.

 10.9*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Andreas Hartmann.

 10.10*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Samuel Kory.

 10.11*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Kevin McDonough.

 10.12*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Peter Ingram.

 10.13*  Indemnity Agreement, dated August 4, 2000, by and between IXYS and
         Donald L. Feucht.

 10.14*  Indemnity Agreement, dated August 4, 2000, by and between IXYS and S.
         Joon Lee.

 10.15*  The Paradigm 1994 Stock Option Plan, as amended (filed on February 16,
         1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-
         26124) and incorporated herein by reference).

 10.16*  The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit
         10.10 to the Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

 10.17*  The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as
         Exhibit 10.11 to the Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

 10.18*  The IXYS 1999 Non-Employee Directors' Equity Incentive Plan (filed on
         July 8, 1999 as Exhibit 10.12 to the Report on Form 10-K (No. 001-
         14165) and incorporated herein by reference).

 10.19   Amendment of Lease by and between Mission West Properties, L.P. and
         IXYS Corporation, dated as of September 30, 1998 (filed on July 8,
         1999 as Exhibit 10.13 to the Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

 10.20   Registration and Stockholder Rights Agreement, by and between IXYS,
         Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23,
         1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

 10.21* Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment
         No. 3 to the Registration Statement on Form S-3 (No. 333-46028)
         ("Amendment No. 3 to the S-3") and incorporated herein by reference).

 10.22* Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment
         No. 3 to the S-3 and incorporated herein by reference).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.23*  Amended and Restated Pledge Agreement, dated September 15, 2000, by
         Nathan Zommer and acknowledged and agreed to by IXYS Corporation
         (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the
         S-3 and incorporated herein by reference).

 10.24* Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment
         No. 3 to the S-3 and incorporated herein by reference).

 10.25   Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim
         Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to
         Amendment No. 3 to the S-3 and incorporated herein by reference).

 10.26   General Business Conditions with regard to Commitment Letter from
         Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor
         GmbH, dated July 28, 2000, with English language translation (filed on
         October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).

 10.27 General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank,
         Aktiengesellschaft, Mannheim Branch, with English language translation
         (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the
         S-3 and incorporated herein by reference).

 23.1    Consent of PricewaterhouseCoopers LLP.

 24.1 Power of Attorney (included in the signature page of this Report on Form 10-K).

--------
* Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K.

   On January 18, 2001, we filed a Current Report of Form 8-K to report that we announced financial results for the three-month period ended December 31, 2000. We filed a copy of our press release as an exhibit to this 8-K report and included condensed consolidated balance sheets as of March 31, 2000 and December 31, 2000 and condensed consolidated statements of operations for the three months ended December 31, 1999 and 2000.

   (c) Exhibits.

   The exhibits required by this item to be filed as exhibits to this Form 10-K are listed in the Exhibit Index and are incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2001

                                          IXYS Corporation

                                                  /s/ Nathan Zommer
                                          By: _________________________________
                                                       Nathan Zommer
                                             President, Chief ExecutiveOfficer
                                                       and Chairman

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

          Signature                         Title                     Date
 --------------------------- ----------------------------------   -------------

                             President, Chief Executive Officer   June 28, 2001
   /s/ Nathan Zommer          and Chairman
 ___________________________  (Principal Executive Officer) and
        Nathan Zommer         Director

                             Senior Vice President, Finance &     June 28, 2001
 /s/ Arnold P. Agbayani       Administration and Chief
 ___________________________  Financial Officer (Principal
     Arnold P. Agbayani       Financial Officer)

    /s/ Samuel Kory                                               June 28, 2001
 ___________________________
         Samuel Kory         Director

  /s/ Andreas Hartmann                                            June 28, 2001
 ___________________________
      Andreas Hartmann       Director

  /s/ Donald L. Feucht                                            June 28, 2001
 ___________________________
      Donald L. Feucht       Director

    /s/ S. Joon Lee                                               June 28, 2001
 ___________________________
         S. Joon Lee         Director

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement and Plan of Merger and Reorganization, dated as of March 6,
         1998 and amended April 10, 1998 and May 29, 1998, among Paradigm
         Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation
         (filed on July 10, 1998 as Annex A to the Joint Proxy
         Statement/Prospectus forming part of the Registration Statement on
         Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).

  3.1 Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001.

  3.2    Amended and Restated Bylaws of the Registrant (filed on February 16,
         1999 as Exhibit 3.1 to the Quarterly Report on Form 10-Q (No. 000-
         26124) and incorporated herein by reference).

 10.1*   First Amended Executive Employment Agreement, dated as of July 1,
         1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as
         Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form
         S-4 of Paradigm Technology, Inc., (No. 333-57003) ("Amendment No. 2 to the S-4") and incorporated herein by reference).

 10.2*   First Amended Executive Employment Agreement, dated as of July 1,
         1998, by and between IXYS and Arnold Agbayani. (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the S-4 and incorporated herein by reference).

 10.3    Wafer Foundry Agreement, dated as of June 21, 1995, as amended on
         March 28, 1996 and March 13, 1998, by and between IXYS and Samsung
         Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment
         No. 1 the Registration Statement on Form S-4 of Paradigm Technology,
         Inc. (No. 333-57003) ("Amendment No. 1 to the S-4") and incorporated herein by reference).

 10.4    Lampertheim Contractual Purchase Deed and Conveyance, dated as of
         February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment
         No. 1 to the S-4 and incorporated herein by reference).

 10.5 Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29,
         1998 as Exhibit 10.5 to Amendment No. 1 to the S-4 and incorporated herein by reference).

 10.6 Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit
         10.6 to Amendment No. 1 to the S-4 and incorporated herein by reference).

 10.7*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Nathan Zommer.

 10.8*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Arnold Agbayani.

 10.9*   Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Andreas Hartmann.

 10.10*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Samuel Kory.

 10.11*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Kevin McDonough.

 10.12*  Indemnity Agreement, dated November 20, 1999, by and between IXYS and
         Peter Ingram.

 10.13*  Indemnity Agreement, dated August 4, 2000, by and between IXYS and
         Donald L. Feucht.

 10.14*  Indemnity Agreement, dated August 4, 2000, by and between IXYS and S.
         Joon Lee.

 10.15*  The Paradigm 1994 Stock Option Plan, as amended (filed on February 16,
         1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-
         26124) and incorporated herein by reference).

 10.16*  The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit
         10.10 to the Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.17*  The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as
         Exhibit 10.11 to the Report on Form 10-K (No. 001-14165) and
         incorporated herein by reference).

 10.18*  The IXYS 1999 Non-Employee Directors' Equity Incentive Plan (filed on
         July 8, 1999 as Exhibit 10.12 to the Report on Form 10-K (No. 001-
         14165) and incorporated herein by reference).

 10.19   Amendment of Lease by and between Mission West Properties, L.P. and
         IXYS Corporation, dated as of September 30, 1998 (filed on July 8,
         1999 as Exhibit 10.13 to the Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

 10.20   Registration and Stockholder Rights Agreement, by and between IXYS,
         Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23,
         1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

 10.21* Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment
         No. 3 to the Registration Statement on Form S-3 (No. 333-46028)
         ("Amendment No. 3 to the S-3") and incorporated herein by reference).

 10.22* Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment
         No. 3 to the S-3 and incorporated herein by reference).

 10.23*  Amended and Restated Pledge Agreement, dated September 15, 2000, by
         Nathan Zommer and acknowledged and agreed to by IXYS Corporation
         (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the
         S-3 and incorporated herein by reference).

 10.24* Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS
         Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment
         No. 3 to the S-3 and incorporated herein by reference).

 10.25   Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim
         Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to
         Amendment No. 3 to the S-3 and incorporated herein by reference).

 10.26   General Business Conditions with regard to Commitment Letter from
         Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor
         GmbH, dated July 28, 2000, with English language translation (filed on
         October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).

 10.27 General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank,
         Aktiengesellschaft, Mannheim Branch, with English language translation
         (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the
         S-3 and incorporated herein by reference).

 23.1    Consent of PricewaterhouseCoopers LLP.

 24.1 Power of Attorney (included in the signature page of this Report on Form 10-K).

--------
* Management contract or compensatory plan or arrangement.