Form 10-Q
period 2001-06-30
IXYS CORP /DE/
filed 2001-08-14
CIK 945699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                 FOR THE PERIOD
                              ENDED JUNE 30, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                           FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-26124

                                IXYS CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   77-0140882
      (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

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

                                 Yes [X] No [_]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF AUGUST 6, 2001, WAS 26,727,212.

                               IXYS CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION...................................................................        1
     ITEM 1. FINANCIAL STATEMENTS................................................................        1
             CONDENSED CONSOLIDATED BALANCE SHEETS...............................................        1
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.....................................        2
             CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME............................        3
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................        4
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................        5
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS........................................................................       11
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.............................       14
PART II - OTHER INFORMATION......................................................................       15
     ITEM 1. LEGAL PROCEEDINGS...................................................................       15
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................       17
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................       17
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................       17
     ITEM 5. OTHER INFORMATION...................................................................       17
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................................       17
SIGNATURES.......................................................................................       18

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               IXYS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                              ASSETS                                   June 30,          March 31,
                                                                         2001               2001
                                                                      ------------     -----------
                                                                       (unaudited)

Current assets:
 Cash and cash equivalents.........................................   $     40,126     $    44,795
 Restricted cash...................................................            404             387
 Accounts receivable, net of allowance for doubtful accounts
  of $2,226 at June 30, 2001 and $2,823 at March 31, 2001..........         23,774          26,303
 Inventories, net..................................................         37,126          34,035
 Prepaid expenses..................................................            323             309
 Deferred income taxes.............................................          2,561           2,561
                                                                      ------------     -----------
      Total current assets.........................................        104,314         108,390

Plant and equipment, net...........................................         14,767          13,960
Other assets.......................................................          4,971           4,749
Deferred income taxes..............................................            315             315
                                                                      ------------     -----------
     Total assets..................................................   $    124,367     $   127,414
                                                                      ============     ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capitalized lease obligations..................   $      1,512     $     1,737
 Current portion of notes payable to bank..........................            706             754
 Accounts payable..................................................          6,898          10,649
 Accrued expenses and other liabilities............................         11,646          13,243
                                                                      ------------     -----------
  Total current liabilities........................................         20,762          26,383

Capitalized lease obligations, net of current portion..............          4,118           3,425
Pension liabilities................................................          4,764           4,882
                                                                      ------------     -----------
   Total liabilities...............................................         29,644          34,690
                                                                      ------------     -----------
Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.01 par value:
 Authorized: 5,000,000 shares; none issued and outstanding.........              -               -
Common stock, $0.01 par value:
 Authorized: 80,000,000 shares
 Issued and outstanding: 26,730,515 shares at June 30, 2001 and
  26,662,132 shares at March 31, 2001..............................            267             267
Additional paid-in capital.........................................   $     92,211     $    91,873
Notes receivable from stockholders.................................           (823)           (823)
Retained earnings..................................................          5,475           3,889
Accumulated other comprehensive loss...............................         (2,407)         (2,482)
                                                                      ------------     -----------
   Total stockholders' equity......................................         94,723          92,724
                                                                      ------------     -----------

    Total liabilities and stockholders' equity.....................   $    124,367     $   127,414
                                                                      ============     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                    2001        2000
                                                                                ----------    --------
                                                                                       (unaudited)
Net revenues..............................................................      $   25,605       $   23,274
Cost of goods sold........................................................          17,299           15,053
                                                                                ----------       ----------
          Gross profit....................................................           8,306            8,221
                                                                                ----------       ----------
Operating expenses:
  Research, development and engineering...................................           1,181            1,164
  Selling, general and administrative.....................................           3,477            3,032
                                                                                ----------       ----------
          Total operating expenses........................................           4,658            4,196
                                                                                ----------       ----------
Operating income..........................................................           3,648            4,025
Interest income...........................................................             341              113
Interest expense..........................................................            (195)             (65)
Other (expense) income....................................................          (1,238)           1,885
                                                                                ----------       ----------
Income before income tax provision........................................           2,556            5,958
Provision for income tax..................................................            (970)          (2,264)
                                                                                ----------       ----------
Net income................................................................      $    1,586       $    3,694
                                                                                ==========       ==========
Net income per share--basic...............................................      $     0.06       $     0.15
                                                                                ==========       ==========
Weighted average shares used in per share calculation--basic..............          26,690           23,984
                                                                                ==========       ==========
Net income per share--diluted.............................................      $     0.05       $     0.14
                                                                                ==========       ==========
Weighted average shares used in per share calculation--diluted............          29,180           26,407
                                                                                ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                 ---------------------
                                                                                    2001        2000
                                                                                 ---------   ---------
                                                                                      (unaudited)
Net income...............................................................        $   1,586   $   3,694
Other comprehensive income (loss):
   Foreign currency translation adjustments..............................               75        (111)
                                                                                 ---------   ---------
      Comprehensive income...............................................        $   1,661   $   3,583
                                                                                 =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                          ------------------------
                                                                                             2001             2000
                                                                                          -------          -------
                                                                                                 (unaudited)
Cash flows from operating activities:
   Net income....................................................................         $ 1,586          $ 3,694
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..............................................             874              819
      Provision for doubtful accounts............................................            (151)             847
      Provision for excess and obsolete inventory................................             786              103
      Gain on disposal of assets.................................................              (5)               -
   Changes in operating assets and liabilities (1):
      Accounts receivable........................................................           2,299             (276)
      Inventories................................................................          (4,282)          (2,289)
      Prepaid expenses and other current assets..................................             (16)          (1,028)
      Other assets...............................................................            (373)             768
      Accounts payable...........................................................          (3,580)            (447)
      Accrued expenses and other liabilities.....................................            (419)           1,710
      Pension liabilities........................................................              54               29
      Loss on foreign currency transactions......................................            (159)            (439)
                                                                                          -------          -------
         Net cash (used in) provided by operating activities.....................          (3,386)           3,491
                                                                                          -------          -------
Cash flows used in investing activities:
   Increase in restricted cash...................................................             (17)               -
   Cash acquired in acquisition of Directed Energy...............................               -              135
   Proceeds from disposal of assets..............................................               5                -
   Purchase of plant and equipment...............................................            (638)          (1,546)
                                                                                          -------          -------
         Net cash used in investing activities...................................            (650)          (1,411)
                                                                                          -------          -------
Cash flows from financing activities:
   Proceeds from capital lease obligations.......................................              75              671
   Principal payments on capital lease obligations...............................            (672)               -
   Repayment of notes payable to bank............................................             (48)             (91)
   Proceeds from exercise of options.............................................             169              162
   Proceeds from issuance of shares under ESPP...................................             194                -
                                                                                          -------          -------
      Net cash (used in) provided by financing activities........................            (282)             742
                                                                                          -------          -------
Effect of foreign exchange rate fluctuations on cash and cash equivalents........            (351)             311
                                                                                          -------          -------
Net (decrease) increase in cash and cash equivalents.............................          (4,669)           3,133
Cash and cash equivalents at beginning of period.................................          44,795            9,759
                                                                                          -------          -------
Cash and cash equivalents at end of period.......................................         $40,126          $12,892
                                                                                          =======          =======

---------------
(1) Excludes effects of foreign exchange rate fluctuation.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IXYS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Condensed Consolidated Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation ("IXYS" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.   Foreign Currency Translation

          The local currency is considered to be the functional currency of the operations of IXYS' foreign subsidiaries, IXYS Semiconductor GmbH ("IXYS GmbH"), IXYS Berlin GmbH ("IXYS Berlin") and IXYS CH GmbH ("IXYS CH"). Accordingly, assets and liabilities are translated at the exchange rate in effect at period-end and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS' foreign subsidiaries into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

3.   Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require IXYS to recognize all derivatives on the balance sheet at fair value and requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges are recognized in correct earnings along with changes in the fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges are recognized in current earnings.

          In June 1999, FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of SFAS No. 133 did not have a material effect on IXYS' financial position or results of operations.

          In July 2001, FASB adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

          Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting; use of the pooling-of-interest method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in the entity's statement of financial position on that date, regardless of when those assets were initially recognized. IXYS is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

4.  Comprehensive Income

     IXYS adopted SFAS No. 130, "Accounting for Comprehensive Income," during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. IXYS' change in the cumulative translation adjustment represent the only component of comprehensive income which is excluded from net income for 2001 and prior years. IXYS' comprehensive income has been presented in the condensed consolidated financial statements.

5.  Inventories

     Inventories consist of the following (in thousands):

                                                  June 30,    March 31,
                                                    2001         2001
                                                 ----------- -----------
                                                 (unaudited)
Raw materials............................        $ 4,500        $ 3,888
Work in process..........................         21,684         21,114
Finished goods...........................         10,942          9,033
                                                 -------        -------
     Total...............................        $37,126        $34,035
                                                 =======        =======

6.  Common Stock

     A two-for-one split of IXYS' common stock was effected on August 10, 2000 and was applicable to stockholders of record on July 20, 2000. References to share and per share data in the accompanying condensed consolidated financial statements give effect to the stock split.

7.  Computation of Net Income Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                                       Three Months Ended
                                                                                           June 30,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   --------          --------
                                                                                           (unaudited)
BASIC:
   Weighted, average shares outstanding for the period...................            26,690            23,984
                                                                                   --------          --------
   Shares used in computing per share amounts............................            26,690            23,984
                                                                                   --------          --------
   Net income available for common stockholders..........................           $ 1,586           $ 3,694
                                                                                   ========          ========
   Net income available for common stockholders per share................           $  0.06           $  0.15
                                                                                   ========          ========
DILUTED:
   Weighted, average shares outstanding for the period...................            26,690            23,984
   Net effective dilutive stock options and warrants based on treasury
    stock method using average market price..............................             2,490             2,423
                                                                                   --------          --------
   Shares used in computing per share amounts............................            29,180            26,407
                                                                                   --------          --------
   Net income available for common stockholders..........................           $ 1,586           $ 3,694
                                                                                   ========          ========
   Net income per share available for common stockholders................           $  0.05           $  0.14
                                                                                   ========          ========
   Total common stock equivalents excluded from
    the computation of earnings per share as
    their effect was anti-dilutive.......................................               179                 -
                                                                                   ========          ========

8.  Segmental Information

     Based on the criteria set forth in Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS' net revenues by major geographic area (based on destination) were as follows:

                                                                                      Three Months Ended
                                                                                             June 30,
                                                                                    ---------------------
                                                                                      2001         2000
                                                                                    --------     --------
                                                                                          (unaudited)
United States............................................................          $  8,516      $  8,430
Europe and the Middle East...............................................            12,613        10,825
Japan....................................................................               334           164
Asia Pacific.............................................................             4,142         3,855
                                                                                   --------      --------
         Total...........................................................          $ 25,605      $ 23,274
                                                                                   ========      ========

     IXYS' foreign operations consist mostly of foreign subsidiaries in Germany. The following table summarizes the net revenue, net income and total assets of IXYS' U.S. and foreign operations (in thousands):

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2001          2000
                                                                                 --------      --------
                                                                                       (unaudited)
Net Revenue:
   Foreign...............................................................        $ 13,390      $ 11,188
   U.S...................................................................          12,215        12,086
                                                                                 --------      --------
         Total...........................................................        $ 25,605      $ 23,274
                                                                                 ========      ========
Net Income:
   Foreign...............................................................        $    323      $    293
   U.S...................................................................           1,263         3,401
                                                                                 --------      --------
         Total...........................................................        $  1,586      $  3,694
                                                                                 ========      ========

                                                                                 June 30,      March 31,
                                                                                   2001          2001
                                                                                -----------   ----------
                                                                                (unaudited)
Total Assets:
   Germany...............................................................       $ 24,565        $ 25,193
   Switzerland...........................................................          5,527           7,229
   U.S...................................................................         94,275          94,992
                                                                                --------        --------
         Total...........................................................       $124,367        $127,414
                                                                                ========        ========

9.  Commitments and Contingencies

    Legal Proceedings

     On August 12, 1996, IXYS, along with Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") was named (along with others subsequently dismissed from the case) as a defendant in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased IXYS' common stock between November

20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

     On February 9, 1998 the Santa Clara County Court certified a class consisting only of California purchasers of IXYS' stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Santa Clara County Court granted this motion on April 28, 1999.

     On September 20, 2000, IXYS' counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on IXYS' operating results. IXYS' insurance carrier has deposited the payment into escrow, pending final approval. The settlement was preliminarily approved by the Santa Clara County Court on February 20, 2001. At that time, the Santa Clara County Court also directed Notice of Pendency and Settlement of Class Action and Settlement Hearing Date for Final Approval of Settlement. There were no objections to the settlement and only one individual opted out of the settlement. The Santa Clara County Court approved the settlement at a hearing on the Motion for Final Approval of Settlement on July 2, 2001. The individual defendants were dismissed with prejudice. There can be no assurance that IXYS will be successful in the defense of a newly filed lawsuit should the individual that opted out file suit.

     On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS' products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; No. 5,008,725; No. 5,130,767; No. 4,642,666; and
No. 4,705,759). International Rectifier has since notified IXYS that it no longer contends that IXYS infringes two of those patents (U.S. Patents No. 4,705,759 and No. 4,642,666), and has refined its allegations of infringement to embrace all of IXYS' power MOSFETs and IGBTs having "elongated octagonal" cells or "non-symmetrical cluster" cells. These designations cover many of IXYS' power MOSFET and IGBT products sold in the United States.

     International Rectifier's complaint against IXYS contends that IXYS' alleged infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin IXYS from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (presently contended to be 6.5% of IXYS' net sales) of products that are claimed to infringe International Rectifier's patents.

     International Rectifier also seeks to have the claimed damages trebled. IXYS has answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. IXYS also contends that a reasonable royalty for these patents would be much less than 6.5%. In prior years, International Rectifier has approached IXYS on several occasions and requested that IXYS enter into royalty-bearing license agreements with International Rectifier, under its patents. IXYS has declined to do so, based upon IXYS' belief that its products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In July 2001, in view of other soon-to-be-issued claims that International Rectifier proposes to add to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of September 24, 2001, and set a new pre-trial conference date of October 15, 2001.

     In May 2001, the U.S. District Court also granted motions for summary judgment dismissing IXYS' second and eighth affirmative defenses, relating to its contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung Electronics Co., Ltd. ("Samsung"). Samsung fabricates IXYS-designed wafers for IXYS in Korea. In July 2001, the U.S. District Court also granted motions for summary judgment, dismissing IXYS' affirmative defense that the claims of U.S. Patent No. 4,959,699 are invalid for non-compliance with the so-called "written description" requirement of Section 112 of the Patent Statute, finding that IXYS' power MOSFET devices having cells shaped like elongated octagons or non-symmetrical clusters infringe claim 1 of U.S. Patent No. 4,959,699 and denying IXYS' countermotions on the same or similar issues. IXYS expects to appeal these rulings. It remains IXYS' intent to vigorously contest the claims of International Rectifier. While IXYS believes its defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to IXYS' financial condition and results of operations.

     International Rectifier also contends that IXYS' importation of IXYS-designed MOSFET products into the United States having the "elongated octagonal" cells or "non-symmetrical cluster" cells manufactured for IXYS by Samsung is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve IXYS. In February 2001, International Rectifier served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for IXYS' importation into the United States of parts designed by IXYS and manufactured for IXYS by Samsung that infringe claim 1 of International Rectifier's U.S. Patent No. 4,959,699 and an appropriate fine. Samsung contends that IXYS is contractually obligated under the terms of IXYS' wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is considering Samsung's request in light of the terms of the wafer supply agreement. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS' designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the U.S. District Court stated interim rulings that IXYS is bound by the Samsung injunction, and that IXYS and Samsung attempted to subvert the injunction by having IXYS take delivery outside the United States of products designed by IXYS and made by Samsung, but deferred decision as to whether IXYS and Samsung violated the injunction until after a decision on the infringement issue in International Rectifier v. IXYS. IXYS expects to appeal these rulings. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages or injunction awarded by the U.S. District Court could be materially adverse to IXYS' financial condition and results of operations.

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

     International Rectifier originally had until January 4, 2001 to file a response. This response date was delayed to February 8, 2001, upon the request of International Rectifier. On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS' favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS' German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to IXYS information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to IXYS by International Rectifier. International Rectifier has appealed the judgment to the Court of Appeals in Karlsruhe and currently has until August 9, 2001, to deliver a statement of appeal. Notwithstanding this appeal, IXYS is currently enforcing this judgment; in order to do so IXYS was required to pay DM 1,040,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to IXYS if final adjudication is in its favor, or will offset any costs that may need to be paid if final adjudication is not in its favor. International Rectifier has begun to disclose information to IXYS pursuant to the judgment.

     On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS' European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS' patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in IXYS' favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, IXYS is permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. IXYS has started to focus on the merits of the law suit. It could be as long as several years before a judgment on the merits is rendered.

     Discussions of additional details relating to the above-described legal proceedings may be found in IXYS' prior SEC filings and reports.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in our Annual Report on Form 10-K that has been filed with the Securities and Exchange Commission (the "SEC"). Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

  In September 1998, IXYS Corporation merged with Paradigm Technology, a Delaware corporation that designed and marketed SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued its common stock in exchange for all outstanding shares of our capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company, and the historical accounting records of IXYS became those of the combined company. Accordingly, Paradigm formally changed its name to "IXYS Corporation."

  In May 2000, we acquired Directed Energy, which gave us added scientific expertise and additional products related to laser diode drives, high voltage pulse generators and modulators. In connection with this acquisition, we issued 250,370 shares of our common stock to the former shareholders of Directed Energy in a transaction that was accounted for under the purchase method.

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

  In the three month period ended June 30, 2001, North American sales represented approximately 33.3%, and international sales represented approximately 66.7%, of our net revenues. Of our international sales, approximately 73.8% were derived from sales in Europe and the Middle East and approximately 26.2% were derived from sales in Asia. No single end customer accounted for more than 10.0% of our net revenues in the three month period ended June 30, 2001. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

  We relied on external foundries for approximately 45.0% of our wafer fabrication requirements in the three month period ended June 30, 2001, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

Results of Operations--Three Month Periods Ended June 30, 2001 and June 30, 2000

  Net Revenues. Net revenues in the three month period ended June 30, 2001 were $25.6 million, a 10.0% increase from net revenues of $23.3 million in the three month period ended June 30, 2000. International net revenues were $17.1 million in the three month period ended June 30, 2001, or 66.7% of net revenues, as compared to $14.8 million, or 63.8% of net revenues, in the three month period ended June 30, 2000. The increase in net revenues is primarily related to an approximately 20.7% increase in units shipped in the three month period ended June 30, 2001, as compared to the three month period ended June 30, 2000, offset by an approximately 8.9% decrease in average selling prices across our product line. We believe that the increase in unit sales volume was largely attributable to increased demand for power conversion systems for communications infrastructure applications.

  Gross Profit. Gross profit was $8.3 million, or 32.4% of net revenues, in the three month period ended June 30, 2001, as compared to $8.2 million, or 35.3% of net revenues, in the three month period ended June 30, 2000. The decrease in margins was primarily due to an 8.9% decrease in average selling prices from the three month period ended June 30, 2000, as well as relatively constant cost per unit.

  Research, Development and Engineering. During the three month period ended June 30, 2001, research, development and engineering ("R&D") expense was $1.2 million, or 4.6% of net revenues, as compared to $1.2 million, or 5.0% of net revenues, in the three month period ended June 30, 2000. The absolute dollar amount of R&D expenses remained relatively fixed between the three month period ended June 30, 2001 and the three month period ended June 30, 2000.

  Selling, General and Administrative. During the three month period ended June 30, 2001, selling, general and administrative ("SG&A") expense was $3.5 million, or 13.6% of net revenues, as compared to $3.0 million, or 13.0% of net revenues, in the three month period ended June 30, 2000. The absolute dollar amount increase in expenses was caused primarily by higher consulting expenses incurred in the three month period ended June 30, 2001, as compared to the three month period ended June 30, 2000.

  Interest Income (Expense), Net. During the three month period ended June 30, 2001, interest income (expense), net was $146,000, as compared to interest income (expense), net of $48,000 in the three month period ended June 30, 2000. The increase is mainly due to interest received from the investment of the net proceeds from our secondary public offering which was completed in October 2000.

  Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in the three month period ended June 30, 2001 was $1.2 million of other expense, as compared to $1.9 million of other income in the three month period ended June 30, 2000. The decrease in other income (expense), net is primarily due to legal fees of $1.1 million incurred in the three month period ending June 30, 2001, contrasted with a $1.8 million gain from a one time licensing fee in the three month period ending June 30, 2000.

  Provision For Income Taxes. The provision for income taxes in the period ended June 30, 2001, reflects an effective tax rate of 38.0%, which has not changed from the same period in the prior fiscal year.

Liquidity and Capital Resources

  As of June 30, 2001, cash and cash equivalents were $40.1 million, a decrease of $4.7 million from cash and cash equivalents of $44.8 million at March 31, 2001. The decrease in cash and cash equivalents was primarily due to cash used in operations.

  Cash flows from operating activities. Net cash used in operating activities in the three month period ended June 30, 2001 was $3.4 million, which represents a decrease of $6.9 million from net cash provided by operating activities of $3.5 million in the three month period ended June 30, 2000. The increase in net cash used in operating activities was primarily attributable to both larger levels of inventory on hand and increased accounts receivables as a result of increased sales.

  Cash flows from investing activities. Net cash used in investing activities in the three month period ended June 30, 2001 was $0.7 million, a decrease of $0.7 million from $1.4 million in the three month period ended June 30, 2000. This decrease in net cash used in investing activities is primarily due to a lower level of capital expenditure.

  Cash flows from financing activities. During the three month period ended June 30, 2001, net cash used in financing activities was $0.3 million, a decrease of $1.0 million from net cash provided by financing activities of $0.7 million during the three month period ended June 30, 2000. The decrease in net cash used in financing activities is primarily due to principal repayment of capital lease obligations.

  There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which is available through September 2001. The line bears interest at the bank's prime rate (6.75% at June 30, 2001). The line is collateralized by certain assets and contains certain general and financial covenants. At June 30, 2001, we had drawn $700,000 against such line of credit.

  We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2001. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At June 30, 2001, we had a drawn $5,600 against such line of credit.

  In Germany, at June 30, 2001, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

  A German bank issued to us a commitment letter for a DM 7.5 million equipment lease facility. Our existing equipment leases, DM 4.7 million at June 30, 2001, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

  In the same commitment letter discussed above, the bank also committed to issue a credit line to us up to DM 9.9 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At June 30, 2001, we had drawn DM 643,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

  Our accounts receivable at June 30, 2001 were $ 23.8 million, a decrease of 9.6% as compared to $26.3 million at March 31, 2001. Our inventories at June 30, 2001 were $37.1 million, an increase of 9.1% as compared to $34.0 million at March 31, 2001. Net plant and equipment at June 30, 2001 were $14.8 million, an increase of 5.8% as compared to $14.0 million at March 31, 2001.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value and requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge are valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges are recognized in correct earnings along with changes in the fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges are recognized in current earnings.

     In June 1999, FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of SFAS did not have a material effect on our financial position or results of operations.

     In July 2001, FASB adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

     Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting; use of the pooling-of-interest method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in the entity's statement of financial position on that date, regardless of when those assets were initially recognized. We are currently assessing, but have not yet determined, the impact of SFAS No. 142 on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     There has been no change to the quantitative and qualitative disclosures of market risk made in our Report on Form 10-K for the fiscal year ended March 31, 2001.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 12, 1996, we, along with Robert McClelland, Richard A. Veldhouse and Chiang Lam (the "Paradigm Defendants") were named (along with others subsequently dismissed from the case) as a defendant in a purported class action (entitled Bulwa et al. v. Paradigm Technology, Inc. et al., Santa Clara County Superior Court Case No. CV759991) brought on behalf of stockholders who purchased our common stock between November 20, 1995 and March 22, 1996 (the "Class Period"), prior to the Paradigm merger. The complaint asserted violations of California Corporations Code sections 25400 and 25500 ("Sections 25400 and 25500") along with other causes of action that have been dismissed.

     On February 9, 1998 the Santa Clara County Court certified a class consisting only of California purchasers of our stock during the Class Period. Following the California Supreme Court decision in Diamond Multimedia Systems, Inc. v. Superior Court, 19 Cal. 4th 1036 (1999), plaintiffs moved to modify the prior class certification ruling to include also non-California purchasers. The Santa Clara County Court granted this motion on April 28, 1999.

     On September 20, 2000, our counsel and counsel for the plaintiffs reached a tentative agreement to settle the class action lawsuit in exchange for the payment of $900,000, which amount is fully covered by insurance. Accordingly, this contemplated settlement agreement would have no impact on our operating results. Our insurance carrier has deposited the payment into escrow, pending final approval. The settlement was preliminarily approved by the Santa Clara County Court on February 20, 2001. At that time, the Santa Clara County Court also directed Notice of Pendency and Settlement of Class Action and Settlement Hearing Date for Final Approval of Settlement. There were no objections to the settlement and only one individual opted out of the settlement. The Santa Clara County Court approved the settlement at a hearing on the Motion for Final Approval of Settlement on July 2, 2001. The individual defendants were dismissed with prejudice. There can be no assurance that we will be successful in the defense of a newly filed lawsuit should the individual that opted out file suit.

     On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; No. 5,008,725; No. 5,130,767; No. 4,642,666; and
No. 4,705,759). International Rectifier has since notified us that it no longer contends that we infringe two of those patents (U.S. Patents No. 4,705,759 and No. 4,642,666), and has refined its allegations of infringement to embrace all of our power MOSFETs and IGBTs having "elongated octagonal" cells or "non-symmetrical cluster" cells. These designations cover many of our power MOSFET and IGBT products sold in the United States.

     International Rectifier's complaint against us contends that our alleged infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (presently contended to be 6.5%) of our net sales of products that are claimed to infringe International Rectifier's patents.

     International Rectifier also seeks to have the claimed damages trebled. We have answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. We also contend that a reasonable royalty for these patents would be much less than 6.5%. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, under its patents. We have declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In July 2001, in view of other soon-to-be-issued claims that International Rectifier proposes to add to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of September 24, 2001, and set a new pre-trial conference date of October 15, 2001.

     In May 2001, the U.S. District Court also granted motions for summary judgment dismissing our second and eighth affirmative defenses, relating to our contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung Electronics Co., Ltd. ("Samsung"). Samsung fabricates

IXYS-designed wafers for us in Korea. In July 2001, the U.S. District Court also granted motions for summary judgment, dismissing our affirmative defense that the claims of U.S. Patent No. 4,959,699 are invalid for non-compliance with the so-called "written description" requirement of Section 112 of the Patent Statute, finding that IXYS' power MOSFET devices having cells shaped like elongated octagons or non-symmetrical clusters infringe claim 1 of U.S. Patent No. 4,959,699 and denying our countermotions on the same or similar issues. We expect to appeal these rulings. It remains our intent to vigorously contest the claims of International Rectifier. While we believe our defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

     International Rectifier also contends that our importation of IXYS-designed MOSFET products into the United States having the "elongated octagonal" cells or "non-symmetrical cluster" cells manufactured for us by Samsung is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve us. In February 2001, International Rectifier served Samsung and us with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for our importation into the United States of parts designed by us and manufactured for us by Samsung that infringe claim 1 of International Rectifier's U.S. Patent No. 4,959,699 and an appropriate fine. Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are considering Samsung's request in light of the terms of the wafer supply agreement. While we believe that neither we nor Samsung are or could be in violation of the injunction for various reasons we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the U.S. District Court stated interim rulings that we are bound by the Samsung injunction, and that we and Samsung attempted to subvert the injunction by having us take delivery outside the United States of products designed by us and made by Samsung, but deferred decision as to whether we and Samsung violated the injunction until after a decision on the infringement issue in International Rectifier v. IXYS. We expect to appeal these rulings. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to defend and indemnify Samsung, any damages or injunction awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

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

     International Rectifier originally had until January 4, 2001 to file a response. This response date was delayed to February 8, 2001, upon the request of International Rectifier. On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to us information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to us by International Rectifier. International Rectifier has appealed the judgment to the Court of Appeals in Karlsruhe and currently has until August 9, 2001 to deliver a statement of appeal. Notwithstanding this appeal, we are currently enforcing this judgment; in order to do so we were required to pay DM 1,040,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to us if final adjudication is in our favor, or will offset any costs that may need to be paid if final adjudication is not in our favor. International Rectifier has begun to disclose information to us pursuant to the judgment.

     On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in our favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, we are permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. We have started to focus on the merits of the law suit. It could be as long as several years before a judgment on the merits is rendered.

     Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Index to Exhibits.

     (b) The Company filed a Current Report on Form 8-K on May 14, 2001 to announce financial results for the three month period and fiscal year ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IXYS CORPORATION

                                   By: /s/ Arnold P. Agbayani
                                   --------------------------

                                   Arnold P. Agbayani,
                                   Senior Vice President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial Officer)

Date: August 14, 2001

                                 Exhibit Index

Exhibit No.  Description
-----------  -----------

3.1          Amended and Restated Certificate of Incorporation of the
             Registrant. (1)

3.2          Amended and Restated Bylaws of the Registrant.

__________
(1) Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.