Form 10-Q
period 2001-09-30
IXYS CORP /DE/
filed 2001-11-14
CIK 945699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2001

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                            FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-26124

                                IXYS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  77-0140882
     (State or other jurisdiction of          (IRS Employer identification No.)
     incorporation or organization)


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

                            Yes    X     No __________
                                -------

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 7, 2001 WAS 26,775,699.

                                IXYS CORPORATION

                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------

PART I - FINANCIAL INFORMATION. .................................................................     1
       ITEM 1.    FINANCIAL STATEMENTS ..........................................................     1
                  CONDENSED CONSOLIDATED BALANCE SHEETS .........................................     1
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................     2
                  CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME ......................     3
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................     4
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..........................     5
       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS .................................................................     9
       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK .......................    13

PART II - OTHER INFORMATION .....................................................................    14
       ITEM 1.    LEGAL PROCEEDINGS. ............................................................    14
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .....................................    16
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ...............................................    16
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ..........................    16
       ITEM 5.    OTHER INFORMATION. ............................................................    16
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..............................................    16

SIGNATURES ......................................................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IXYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                               September 30,      March 31,
                                                                                                   2001              2001
                                                                                               -------------     ----------
                                        ASSETS                                                 (unaudited)
Current assets:
  Cash and cash equivalents ................................................................    $  39,842        $  44,795
  Restricted cash .........................................................................           337              387
  Accounts receivable, net of allowance for doubtful accounts
    of $2,626 at September 30, 2001 and $2,823 at March 31, 2001 ...........................       20,869           26,303
  Inventories, net .........................................................................       40,144           34,035
  Prepaid expenses .........................................................................          266              309
  Deferred income taxes. ...................................................................        2,561            2,561
                                                                                                ---------        ---------
        Total current assets ...............................................................      104,019          108,390

Plant and equipment, net  ..................................................................       15,729           13,960
Other assets ...............................................................................        5,227            4,749
Deferred income taxes ......................................................................          315              315
                                                                                                ---------        ---------
            Total assets ...................................................................    $ 125,290        $ 127,414
                                                                                                =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capitalized lease obligations .........................................    $   1,765        $   1,737
  Current portion of notes payable to bank .................................................          800              754
  Accounts payable .........................................................................        5,577           10,649
  Accrued expenses and other liabilities ...................................................        9,508           13,243
                                                                                                ---------        ---------
        Total current liabilities ..........................................................       17,650           26,383
Capitalized lease obligations, net of current portion ......................................        4,923            3,425
Pension liabilities ........................................................................        5,235            4,882
                                                                                                ---------        ---------
            Total liabilities. .............................................................       27,808           34,690
                                                                                                ---------        ---------
Commitments and contingencies (Note 9)

Stockholders' Equity
  Preferred stock, $0.01 par value:
    Authorized: 5,000,000 shares; none issued and outstanding ..............................           --               --
  Common stock, $0.01 par value:
    Authorized:  80,000,000 shares; 26,785,520 shares issued and outstanding at September 30, 2001 and 26,662,132 shares issued and
    outstanding at March 31, 2001 ..........................................................          268              267
  Additional paid-in capital ...............................................................       92,342           91,873
  Notes receivable from stockholders .......................................................         (823)            (823)
  Retained earnings ........................................................................        6,516            3,889
  Accumulated other comprehensive loss .....................................................         (821)          (2,482)
                                                                                                ---------        ---------
        Total stockholders' equity .........................................................       97,482           92,724
                                                                                                ---------        ---------
            Total liabilities and stockholders' equity .....................................    $ 125,290        $ 127,414
                                                                                                =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              Three Months Ended             Six Months Ended
                                                                 September 30,                 September 30,
                                                             2001            2000           2001           2000
                                                           ---------      ---------       --------      ----------
                                                                  (unaudited)                   (unaudited)
Net revenues .............................................  $20,739         $26,919        $46,344        $50,193
Cost of goods sold .......................................   13,706          17,271         31,005         32,325
                                                            -------         -------        -------        -------

        Gross profit .....................................    7,033           9,648         15,339         17,868
                                                            -------         -------        -------        -------
Operating expenses:
 Research, development and engineering ...................    1,238           1,217          2,419          2,381
 Selling, general and administrative .....................    3,069           3,515          6,546          6,546
                                                            -------         -------        -------        -------

        Total operating expenses .........................    4,307           4,732          8,965          8,927
                                                            -------         -------        -------        -------

Operating income .........................................    2,726           4,916          6,374          8,941
Interest income ..........................................      399             145            740            235
Interest expense .........................................      (48)            (63)          (243)          (129)
Other (expense) income ...................................   (1,397)           (666)        (2,635)         1,243
                                                            -------         -------        -------        -------

Income before income tax provision .......................    1,680           4,332          4,236         10,290
Provision for income tax .................................     (639)         (1,644)        (1,609)        (3,908)
                                                            -------         -------        -------        -------

Net income ...............................................  $ 1,041         $ 2,688        $ 2,627        $ 6,382
                                                            =======         =======        =======        =======

Net income per share-basic ...............................  $  0.04         $  0.11        $  0.10        $  0.26
                                                            =======         =======        =======        =======
Weighted average shares used in per share
 calculation--basic ......................................   26,755          24,425         26,734         24,302
                                                            =======         =======        =======        =======

Net income per share-diluted .............................  $  0.04         $  0.10        $  0.09        $  0.24
                                                            =======         =======        =======        =======
Weighted average shares used in per share
 calculation--diluted ....................................   28,837          27,461         28,915         27,075
                                                            =======         =======        =======        =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                              Three Months Ended        Six Months Ended
                                                                 September 30,            September 30,
                                                              2001          2000      2001            2000
                                                            ----------   ---------  ---------       --------
                                                                  (unaudited)              (unaudited)
Net income .................................................  $1,041       $2,688    $2,627          $6,382
Other comprehensive income (loss):
 Foreign currency translation adjustments ..................   1,587         (144)    1,661            (326)
                                                              ------       ------    ------          ------
       Comprehensive income ................................  $2,628       $2,544    $4,288          $6,056
                                                              ======       ======    ======          ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                         2001           2000
                                                                                       ---------     ---------
                                                                                             (unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................................   $ 2,627       $ 6,382
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization.......................................................     1,755         2,128
 Provision for doubtful accounts.....................................................        --         1,194
 Provision for excess and obsolete inventory.........................................     1,308           689
 (Gain) loss on foreign currency transitions.........................................      (407)          148
Changes in operating assets and liabilities:
 Accounts receivable.................................................................     5,783        (4,671)
 Inventories.........................................................................    (6,939)       (5,194)
 Prepaid expenses ...................................................................        46           420
 Other assets........................................................................      (362)          (53)
 Accounts payable....................................................................    (5,233)          452
 Accrued expenses and other liabilities..............................................    (2,879)        3,022
 Pension liabilities.................................................................       169            56
                                                                                        -------       -------
        Net cash (used in) provided by operating activities..........................    (4,132)        4,573
                                                                                        -------       -------

   CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease in restricted cash..........................................................        50            --
Acquisition of Directed Energy, net of cash acquired.................................        --           135
Purchase of plant and equipment......................................................      (731)       (3,566)
                                                                                        -------       -------
        Net cash used in investing activities........................................      (681)       (3,431)
                                                                                        -------       -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations..............................................        76           386
Principal payments on capital lease obligations......................................    (1,206)          951
Proceeds from notes payable from bank................................................        46            --
Repayment of notes payable to bank...................................................        (2)         (899)
Proceeds from exercise of options....................................................       328           194
Proceeds from issuance of common stock ..............................................       194            41
                                                                                        -------       -------
        Net cash (used in) provided by financing activities .........................      (564)          673
                                                                                        -------       -------

Effect of foreign exchange rate fluctuations on cash and cash
  equivalents........................................................................       424           431
                                                                                        -------       -------

Net (decrease) increase in cash and cash equivalents.................................    (4,953)        2,246
Cash and cash equivalents at beginning of period.....................................    44,795         9,759
                                                                                        -------       -------

Cash and cash equivalents at end of period...........................................   $39,842       $12,005
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

2.   Foreign Currency Translation

The local currency is considered to be the functional currency of the operations of IXYS' foreign subsidiaries. Accordingly, assets and liabilities are translated at the exchange rate in effect at period end, and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS' foreign subsidiaries into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

3.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") adopted the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. IXYS does not expect the adoption of SFAS No. 144 to have a material impact on its financial position and results of operations.

4.   Inventories

Inventories consist of the following (in thousands):

                                                    September 30,   March 31,
                                                        2001          2001
                                                    -------------   ---------
                                                     (unaudited)

     Raw materials .............................      $  4,027       $  3,888
     Work in process ...........................        25,133         21,114
     Finished goods ............................        10,984          9,033
                                                       -------        -------

     Total .....................................       $40,144        $34,035
                                                       =======        =======

5. Computation of Net Income Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

                                                                   Three Months Ended                  Six Months Ended
                                                                      September 30,                      September 30,
                                                                 2001              2000             2001              2000
                                                               --------          --------         --------          --------
                                                                       (unaudited)                        (unaudited)
BASIC:
Weighted, average shares outstanding for the period ...          26,755            24,425           26,734            24,302
                                                               --------          --------         --------          --------
Shares used in computing per share amounts ............          26,755            24,425           26,734            24,302
                                                               --------          --------         --------          --------
Net income available for common stockholders ..........        $  1,041          $  2,688         $  2,627          $  6,382
                                                               ========          ========         ========          ========
Net income available for common stockholders per
   share ..............................................        $   0.04          $   0.11         $   0.10          $   0.26
                                                               ========          ========         ========          ========

DILUTED:
Weighted, average shares outstanding for the period ...          26,755            24,425           26,734            24,302
Net effective dilutive stock options and warrants
   based on treasury stock method using average
   market price .......................................           2,082             3,036            2,181             2,773
                                                               --------          --------         --------          --------
Shares used in computing per share amounts ............          28,837            27,461           28,915            27,075
                                                               --------          --------         --------          --------
Net income available for common stockholders ..........        $  1,041          $  2,688         $  2,627          $  6,382
                                                               ========          ========         ========          ========
Net income per share available for common
   stockholders .......................................        $   0.04          $   0.10         $   0.09          $   0.24
                                                               ========          ========         ========          ========

6. Segmental Information

IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS' net revenues by major geographic area (based on destination) were as follows:

                                                                   Three Months Ended                  Six Months Ended
                                                                      September 30,                      September 30,
                                                                 2001              2000             2001              2000
                                                               --------          --------         --------          --------
                                                                       (unaudited)                        (unaudited)
United States .........................................        $  7,584          $ 10,987         $ 16,099          $ 19,417
Europe and the Middle East ............................          10,129            10,742           22,741            21,567
Japan .................................................             188               195              522               359
Asia Pacific ..........................................           2,838             4,995            6,982             8,850
                                                               --------          --------         --------          --------

         Total ........................................        $ 20,739          $ 26,919         $ 46,344          $ 50,193
                                                               ========          ========         ========          ========

IXYS' foreign operations consist mostly of foreign subsidiaries in Germany. The following tables summarizes the net revenue, net income and total assets of IXYS' U.S. and foreign operations (in thousands):

   Net Revenue and Net Income by Geographic Location (Origin)

                                                              Three Months Ended                  Six Months Ended
                                                                 September 30,                      September 30,
                                                            2001             2000               2001          2000
                                                          --------         --------           --------      --------
                                                                 (unaudited)                        (unaudited)
Net Revenue:
   Foreign ...........................................    $ 10,873         $ 11,227           $ 24,263      $ 22,415
   U.S. ..............................................       9,866           15,692             22,081        27,778
                                                          --------         --------           --------      --------

         Total .......................................    $ 20,739         $ 26,919           $ 46,344      $ 50,193
                                                          ========         ========           ========      ========

Net Income:
   Foreign ...........................................    $   (574)        $    359           $   (251)     $    652
   U.S. ..............................................       1,615            2,329              2,878         5,730
                                                          --------         --------           --------      --------

         Total .......................................    $  1,041         $  2,688           $  2,627      $  6,382
                                                          ========         ========           ========      ========

   Total Assets by Geographic Location

                                                     September 30,     March 31,
                                                         2001             2001
                                                     -------------     ---------
                                                      (unaudited)
   Total Assets:
      Germany ....................................   $      32,845     $  25,193
      Switzerland ................................           5,783         7,229
      U.S. .......................................          86,662        94,992
                                                     -------------     ---------
         Total ...................................   $     125,290     $ 127,414
                                                     =============     =========

7. Commitments and Contingencies

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

International Rectifier also seeks to have the claimed damages trebled. IXYS has answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. IXYS also contends that a reasonable royalty for these patents would be much less than 6.5%. In prior years, International Rectifier has approached IXYS on several occasions and requested that IXYS enter into royalty-bearing license agreements with International Rectifier, under its patents. IXYS has declined to do so, based upon IXYS' belief that its products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In view of other newly issued claims that International Rectifier added to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of November 5, 2001, and set a new pre-trial conference date of November 26, 2001.

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

International Rectifier also contends that IXYS' importation of IXYS- designed MOSFET products into the United States having the "elongated octagonal" cells or "non-symmetrical cluster" cells manufactured for IXYS by Samsung is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve IXYS. In February 2001, International Rectifier served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for IXYS' importation into the United States of parts designed by IXYS and manufactured for IXYS by Samsung that infringe claim 1 of International Rectifier's U.S. Patent No. 4,959,699 and an appropriate fine. Samsung contends that IXYS is contractually obligated under the terms of IXYS' wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is considering Samsung's request in light of the terms of the wafer supply agreement. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS' designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the U.S. District Court stated interim rulings that IXYS is bound by the Samsung injunction, and that IXYS and Samsung attempted to subvert the injunction by having IXYS take delivery outside the United States of products designed by IXYS and made by Samsung, but deferred decision as to whether IXYS and Samsung violated the injunction until after a decision on the infringement issue in International Rectifier v. IXYS. IXYS expects to appeal these rulings. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages or injunction awarded by the U.S. District Court could be materially adverse to IXYS' financial condition and results of operations.

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

On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS' favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS' German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to IXYS information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to IXYS by International Rectifier. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe, and a hearing on this appeal has been set for February 13, 2002. Notwithstanding this appeal, IXYS is currently enforcing this judgment; in order to do so IXYS was required to pay DM 1,040,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to IXYS if final adjudication is in its favor, or will offset any costs that may need to be paid if final adjudication is not in its favor. International Rectifier has begun to disclose information to IXYS pursuant to the judgment.

On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS' European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS' patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in IXYS' favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, IXYS is permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. The first hearing on the merits of the law suit is scheduled for December 12, 2001. It could be as long as several years before a judgment on the merits is rendered.

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

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions; fluctuations in currency exchange ratios as we sell products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which our semiconductors are suited; the level of utilization of our production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for us; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors' actions; and other risk factors described in our filings with the SEC on Form 10-K.

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

In the three month period ended September 30, 2001, revenues derived from sales in the United States represented approximately 36.6%, and revenue derived from sales outside the United States represented approximately 63.4%, of our total net revenues. In the six month period ended September 30, 2001, revenues derived from sales in the United States represented approximately 34.7%, and revenue derived from sales outside the United States represented approximately 65.3%, of our total net revenues. Of our international net revenue, in the three month period ended September 30, 2001, approximately 77.0% was derived from sales in Europe and the Middle East and approximately 23.0% was derived from sales in Asia, and in the six month period ended September 30, 2001, approximately 75.2% was derived from sales in Europe and the Middle East and approximately 24.8% was derived from sales in Asia.

Revenue recorded by our foreign subsidiaries was $10.9 million in the three month period ended September 30, 2001, or 52.4% of our total net revenues, as compared to $11.2 million, or 41.7% of our total net revenues, in the three month period ended September 30, 2000. Revenue recorded by our foreign subsidiaries was $24.3 million in the six month period ended September 30, 2001, or 52.4% of our total net revenues, as compared to $22.4 million, or 44.7% of our total net revenues in the six month period ended September 30, 2000.

We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

We relied on external foundries for approximately 45.0% of our wafer fabrication requirements in both the three month period and the six month period ended September 30, 2001. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung

Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

Results of Operations-Three Month and Six Month Periods Ended September 30, 2001 and September 30, 2000

Net Revenues. Net revenues in the three month period ended September 30, 2001 were $20.7 million, a 23.0% decrease from net revenues of $26.9 million in the three month period ended September 30, 2000. Net revenues in the six month period ended September 30, 2001 were $46.3 million, a 7.7% decrease from net revenues of $50.2 million in the six month period ended September 30, 2000. The decrease in net revenues in both the three month period and the six month period ended September 30, 2001, as compared to the respective periods in the prior fiscal year, is primarily related to 10.0 % decrease in units shipped in the three month period ended September 30, 2001, as compared to the three month period ended September 30, 2000, and an approximately 3.8% increase in units shipped in the six month period ended September 30, 2001, as compared to the six month period ended September 30, 2000, offset by an approximately 14.4% decrease in average selling prices across our product line in the three month period ended September 30, 2001 and an approximately 11.0% decrease in average selling prices across our product line in the six month period ended September 30, 2001, as compared to the respective periods in the prior fiscal year.

Gross Profit. Gross profit was $7.0 million, or 33.9% of net revenues, in the three month period ended September 30, 2001, as compared to $9.6 million, or 35.8% of net revenues, in the three month period ended September 30, 2000. Gross profit was $15.3 million, or 33.1% of net revenues, in the six month period ended September 30, 2001, as compared to $17.9 million, or 35.6% of net revenues, in the six month period ended September 30, 2000. The decrease in margins in both the three month period and the six month period ended September 30, 2001, as compared to the respective periods in the prior fiscal year, was primarily due to a 14.4% decrease in average selling prices from the three month period ended September 30, 2000 and an 11.0% decrease in average selling prices from the six month period ended September 30, 2000, as well as a change in the mix of products sold.

Research, Development and Engineering. During the three month period ended September 30, 2001, and the three month period ended September 30, 2000, research, development and engineering ("R&D") expense was $1.2 million for each respective period, representing 6% of net revenues in the three month period ended September 30, 2001, as compared to 4.5% of net revenues in the three month period ended September 30, 2000. During the six month period ended September 30, 2001, and the six month period ended September 30, 2000, research, development and engineering ("R&D") expense was $2.4 million for each respective period, representing 5.2% of net revenues in the six month period ended September 30, 2001, as compared to 4.7% of net revenues in the six month period ended September 30, 2000. The absolute dollar amount of R&D expenses remained relatively flat between the three month period and six month period ended September 30, 2001 and the respective three month period and six month period ended September 30, 2000.

Selling, General and Administrative. During the three month period ended September 30, 2001, selling, general and administrative ("SG&A") expense was $3.1 million, or 14.8% of net revenues, as compared to $3.5 million, or 13.1% of net revenues, in the three month period ended September 30, 2000. During the six month period ended September 30, 2001, SG&A expense was $6.5 million, or 14.1% of net revenues, as compared to $6.5 million, or 13.0% of net revenues, in the six month period ended September 30, 2000. The absolute dollar amount of SG&A expenses remained relatively flat between the three month period and six month period ended September 30, 2001 and the respective three month period and six month period ended September 30, 2000.

Interest Income (Expense), Net. During the three month period ended September 30, 2001, interest income, net was $351,000, as compared to interest income, net of $81,800 in the three month period ended September 30, 2000. During the six month period ended September 30, 2001, interest income, net was $497,000, as compared to interest income, net of $106,000 in the six month period ended September 30, 2000. The increase in interest income, net in the three month period and the six month period ended September 30, 2001, relative to the same periods in the prior fiscal year, is mainly due to interest received from the investment of the net proceeds from our secondary public offering which was completed in October 2000.

Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in the three month period ended September 30, 2001 was $1.4 million of other expense, as compared to $700,000 of other expense in the three month period ended September 30, 2000. Other income (expense), net, including gain on foreign currency transactions, in the six month period ended September 30, 2001 was $2.6 million of other expense, as compared to $1.2 million of other income in the six month period ended September 30, 2000. The decrease in other income (expense), net in the three month period and the six month period ended September 30, 2001, relative to the same periods in the prior fiscal year, is primarily due to legal expenses of $1.1 million for the three month period and $2.5 million for the six month period ended September 30, 2001.

Provision For Income Taxes. The provision for income taxes in the three month period and the six month period ended September 30, 2001, reflects an effective tax rate of 38.0%, which has not changed from the same periods in the prior fiscal year.

Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents were $39.8 million, a decrease of $5.0 million from cash and cash equivalents of $44.8 million at March 31, 2001. The decrease in cash and cash equivalents was primarily due to cash used in operations.

Cash flows from operating activities. Net cash used in operating activities in the six month period ended September 30, 2001 was $4.1 million, which represents a decrease of $8.7 million from net cash provided by operating activities of $4.6 million in the six month period ended September 30, 2000. The decrease in net cash provided by operating activities was primarily attributable to larger levels of inventory on hand.

Cash flows from investing activities. Net cash used in investing activities in the six month period ended September 30, 2001 was $675,000, a decrease of $2.8 million from $3.4 million in the six month period ended September 30, 2000. The decrease in net cash used in investing activities is primarily due to a lower level of capital expenditure.

Cash flows from financing activities. During the six month period ended September 30, 2001, net cash used in financing activities was $564,000, a decrease of $1.2 million from net cash provided by financing activities of $673,000 during the six month period ended September 30, 2000. The increase in net cash used in financing activities is primarily due to principal repayment of capital lease obligations.

There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which was available through September 2002. The line bears interest at the bank's prime rate (6.0% at September 30, 2001). The line is collateralized by certain assets and contains certain general and financial covenants. At September 30, 2001, we had drawn $700,000 against such line of credit.

We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which was available through September 2002. The line bears interest at a fixed rate of 4.0%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At September 30, 2001, we had a drawn $100,000 against such line of credit.

In Germany, at September 30, 2001, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

A German bank issued to us a commitment letter for a DM 7.5 million equipment lease facility. Our existing equipment leases, DM 3.1 million at September 30, 2001, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

In the same commitment letter discussed above, the bank also committed to issue a credit line to us up to DM 9.9 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At September 30, 2001, we had drawn DM 610,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

Our accounts receivable at September 30, 2001 were $20.9 million, a decrease of 20.7% as compared to $26.3 million at March 31, 2001. Our inventories at September 30, 2001 were $40.1 million, an increase of 17.9% as compared to $34.0 million at March 31, 2001. Net plant and equipment at September 30, 2001 were $15.7 million, an increase of 12.7% as compared to $14.0 million at March 31, 2001.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") adopted the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

Interest Rate Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Currency Risk.

International revenues from our foreign subsidiaries were approximately 52.4% of total revenues. International sales are made mostly from our German subsidiary and are typically denominated in the local currency of Germany. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiaries use their respective local currencies as their functional currency.

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

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; No. 5,008,725; No. 5,130,767; No. 4,642,666; and No. 4,705,759).
International Rectifier has since notified us that it no longer contends that we infringe two of those patents (U.S. Patents No. 4,705,759 and No. 4,642,666), and has refined its allegations of infringement to embrace all of our power MOSFETs and IGBTs having "elongated octagonal" cells or "non- symmetrical cluster" cells. These designations cover many of our power MOSFET and IGBT products sold in the United States.

International Rectifier's complaint against us contends that our alleged infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of unspecified, actual monetary damages, but no less than a reasonable royalty (presently contended to be 6.5% of our net sales) of products that are claimed to infringe International Rectifier's patents.

International Rectifier also seeks to have the claimed damages trebled. We have answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. We also contend that a reasonable royalty for these patents would be much less than 6.5%. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, under its patents. We have declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In view of other newly issued claims that International Rectifier added to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of November 5, 2001, and set a new pre-trial conference date of November 26, 2001.

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

On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to DM 500,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to us information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to us by International Rectifier. International Rectifier has appealed the judgment to the Court of Appeals in Karlsruhe, and a hearing on this appeal has been set for February 13, 2002. Notwithstanding this appeal, we are currently enforcing this judgment; in order to do so we were required to pay DM 1,040,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to us if final adjudication is in our favor, or will offset any costs that may need to be paid if final adjudication is not in our favor. International Rectifier has begun to disclose information to us pursuant to the judgment.

On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in our favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, we are permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. The first hearing on the merits of the law suit is scheduled for December 12, 2001. It could be as long as several years before a judgment on the merits is rendered.

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

    (b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IXYS CORPORATION

                                 By: /s/ Arnold P. Agbayani
                                 -------------------------------------------
                                 Arnold P. Agbayani, Senior Vice President of
                                 Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2001

                                  EXHIBIT INDEX

Exhibit No.             Description
--------------------    --------------------------------------------------------

3.1                     Amended and Restated Certificate of Incorporation of the
                        Registrant. (1)

3.2                     Amended and Restated Bylaws of the Registrant. (2)

(1) Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.