Form 10-Q
period 2001-12-31
IXYS CORP /DE/
filed 2002-02-14
CIK 945699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 FOR THE PERIOD
                             ENDED DECEMBER 31, 2001

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

                            Yes    X      No
                               --------      ----------

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 11, 2002 WAS 26,830,381.

                                IXYS CORPORATION
                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION .............................................................       1
         ITEM 1.  FINANCIAL STATEMENTS .....................................................       1
                  CONDENSED CONSOLIDATED BALANCE SHEETS ....................................       1
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ..........................       2
                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) .........       3
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................       4
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .....................       5
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ....................................................      10
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK ..................      15
PART II. OTHER INFORMATION .................................................................      16
         ITEM 1.  LEGAL PROCEEDINGS ........................................................      16
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................      17
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................................      17
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................      18
         ITEM 5.  OTHER INFORMATION ........................................................      18
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................................      18
SIGNATURES .................................................................................      19


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IXYS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                               December 31,        March 31,
                                                                                  2001               2001
                                                                              -------------      -------------
                                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ........................................       $      42,294      $      44,795
     Restricted cash ..................................................                 370                387
     Accounts receivable, net of allowance for doubtful
       accounts of $2,827 at December 31, 2001 and $2,823
       at March 31, 2001 ..............................................              13,917             26,303
     Inventories ......................................................              40,928             34,035
     Prepaid expenses .................................................                 220                309
     Deferred income taxes.............................................               2,561              2,561
                                                                              -------------      -------------
         Total current assets .........................................             100,290            108,390
                                                                              -------------      -------------
     Plant and equipment, net .........................................              15,329             13,960
     Other assets .....................................................               4,958              4,749
     Deferred income taxes ............................................                 315                315
                                                                              -------------      -------------
              Total assets ............................................       $     120,892      $     127,414
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized lease obligations .................       $       1,881      $       1,737
     Current portion of notes payable to bank .........................                 800                754
     Accounts payable .................................................               3,216             10,649
     Accrued expenses and other liabilities ...........................               8,281             13,243
                                                                              -------------      -------------
         Total current liabilities ....................................              14,178             26,383
                                                                              -------------      -------------
     Capitalized lease obligations, net of current portion ............               4,967              3,425
     Pension liabilities ..............................................               5,293              4,882
                                                                              -------------      -------------
              Total liabilities .......................................              24,438             34,690
                                                                              -------------      -------------
     Commitments and contingencies (Note 7)

     Stockholders' equity:
       Preferred stock, $0.01 par value:
         Authorized: 5,000,000 shares; none issued and outstanding ....                  --                 --
       Common stock, $0.01 par value:
         Authorized:  80,000,000 shares; 26,796,488
             issued and 26,731,488 outstanding at
             December 31, 2001 and 26,662,132 shares
             issued and outstanding at March 31, 2001 .................                 268                267
     Additional paid-in capital .......................................              92,535             91,873
     Notes receivable from stockholders ...............................                (823)              (823)
     Retained earnings ................................................               6,409              3,889
     Accumulated other comprehensive loss .............................              (1,490)            (2,482)
                                                                              -------------      -------------
                                                                                     96,899             92,724
     Less cost of treasury stock: 75,000 common shares
        at December 31, 2001 and 0 common shares at March 31, 2000 ....                 445                 --
                                                                              -------------      -------------
         Total stockholders' equity ...................................              96,454             92,724
                                                                              -------------      -------------
              Total liabilities and stockholders' equity ..............       $     120,892      $     127,414
                                                                              =============      =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                        Three Months Ended                  Nine Months Ended
                                                           December 31,                       December 31,
                                                   --------------------------         ---------------------------
                                                     2001              2000              2001             2000
                                                   ---------        ---------         ---------         ---------
                                                            (unaudited)                        (unaudited)
Net revenues ...................................   $  16,082        $  29,188         $  62,427         $  79,381
Cost of goods sold .............................      11,132           17,991            42,139            50,316
                                                   ---------        ---------         ---------         ---------
         Gross profit ..........................       4,950           11,197            20,288            29,065
                                                   ---------        ---------         ---------         ---------
Operating expenses:
    Research, development and engineering ......       1,429            1,715             3,848             4,096
    Selling, general and administrative ........       2,916            3,760             9,461            10,307
                                                   ---------        ---------         ---------         ---------
         Total operating expenses ..............       4,345            5,475            13,309            14,403
                                                   ---------        ---------         ---------         ---------
Operating income ...............................         605            5,722             6,979            14,662

    Interest income ............................         110              447               726                --
    Interest expense ...........................          --               --                --              (128)
    Other (expense) income .....................        (885)            (707)           (3,640)            1,217
                                                   ---------        ---------         ---------         ---------
Income (loss) before income tax provision ......        (170)           5,462             4,065            15,751
Provision (benefit) for income tax .............         (65)           2,074             1,545             5,981
                                                   ---------        ---------         ---------         ---------
Net income (loss) ..............................   $    (105)       $   3,388         $   2,520         $   9,770
                                                   =========        =========         =========         =========

Net income (loss) per share-basic ..............   $   (0.00)       $    0.13         $    0.09         $    0.39
                                                   ---------        ---------         ---------         ---------
Weighted average shares used in per share
    calculation--basic .........................      26,728           25,971            26,696            25,182
                                                   ---------        ---------         ---------         ---------
Net income (loss) per share-diluted ............   $   (0.00)       $    0.12         $    0.09         $    0.35
                                                   ---------        ---------         ---------         ---------
Weighted average shares used in per share
    calculation--diluted .......................      26,728           28,703            28,993            27,884
                                                   =========        =========         =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                        Three Months Ended             Nine Months Ended
                                                            December 31                   December 31
                                                   --------------------------    ---------------------------
                                                     2001              2000         2001             2000
                                                   ---------        ---------    ---------         ---------
                                                           (unaudited)                   (unaudited)
Net income (loss) .............................    $    (105)       $   3,388    $   2,520         $   9,770
Other comprehensive income (loss):
    Foreign currency translation adjustments ..       (2,311)             615          992               289
                                                   ---------        ---------    ---------         ---------
Comprehensive income (loss) ...................    $  (2,416)       $   4,003    $   3,512         $  10,059
                                                   =========        =========    =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                IXYS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                              December 31,
                                                                                        -------------------------
                                                                                          2001             2000
                                                                                        --------         --------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................     $  2,520         $  9,770
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................        2,617            2,471
    Provision for doubtful accounts ...............................................           (4)           1,602
    Write down of excess and obsolete inventories .................................        1,138            1,153
    (Gain) loss on foreign currency transactions ..................................       (1,137)             454
Changes in operating assets and liabilities:
    Accounts receivable ...........................................................       12,402           (8,805)
    Inventories ...................................................................       (7,992)          (8,787)
    Prepaid expenses ..............................................................           93              228
    Other assets ..................................................................         (325)          (1,941)
    Accounts payable ..............................................................       (7,497)           1,657
    Accrued expenses and other liabilities ........................................       (3,454)           3,703
    Pension liabilities ...........................................................          408               80
                                                                                        --------         --------
         Net cash (used in) provided by operating activities ......................       (1,231)           1,585
                                                                                        --------         --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease in restricted cash .......................................................           17               --
Acquisition of Directed Energy, net of cash acquired ..............................           --              135
Purchase of plant and equipment ...................................................       (1,175)          (4,232)
                                                                                        --------         --------
         Net cash used in investing activities ....................................       (1,158)          (4,097)
                                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations ...........................................          372            1,407
Principal payments on capital lease obligations ...................................       (1,327)              --
Proceeds from notes payable from bank .............................................          457               37
Repayment of notes payable to bank. ...............................................          (54)          (7,296)
Stock repurchase ..................................................................         (384)              --
Proceeds from secondary offering ..................................................           --           46,320
Others ............................................................................          675            3,118
                                                                                        --------         --------
         Net cash (used in) provided by financing activities ......................         (261)          43,586
                                                                                        --------         --------
Effect of foreign exchange rate fluctuations on cash and cash equivalents .........          149           (2,813)

Net (decrease) increase in cash and cash equivalents ..............................       (2,501)          38,261
Cash and cash equivalents at beginning of period ..................................       44,795            9,759
                                                                                        --------         --------
Cash and cash equivalents at end of period ........................................     $ 42,294         $ 48,020
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

3.   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SSFAS No. No.
141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SSFAS No. No. 142). SSFAS No. NO. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SSFAS No. No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of SFAS No. 141 will not have any material effect on our results of operations or financial position.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. IXYS' adoption date will be April 1, 2002. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $232,000 annually for goodwill currently recognized.

As required by SFAS No. 142, IXYS will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, IXYS will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS No. 142 transitional goodwill impairment test, IXYS will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. IXYS will then have up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company will then perform the second step of the transitional impairment test. If necessary, in the second step, IXYS will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. IXYS will record a transitional impairment loss for the excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value. SFAS No. 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.

In connection with the SFAS No. 142 indefinite-lived intangible asset impairment test, IXYS will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess.

IXYS has not yet determined the impact of the provisions of the impairment test under SFAS No. 142 on its results of operations and financial position; however, the possibility exists that the Company will incur a significant transitional impairment loss. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's income statement during the quarter ending September 30, 2002.

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

4.   Inventories

Inventories consist of the following (in thousands):


                                                December 31,          March 31,
                                                    2001                2001
                                                -----------         ------------
                                                           (unaudited)
Raw materials ...........................       $     5,103         $      3,888
Work in process .........................            25,077               21,114
Finished goods ..........................            10,748                9,033
                                                -----------         ------------
         Total ..........................       $    40,928         $     34,035
                                                ===========         ============

5.   Computation of Net Income (Loss) Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Diluted net loss per share does not include the weighted average effect of potential common shares, including options and warrants to purchase common stock because the effect is anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):


                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                   --------------------------      ---------------------------
                                                     2001              2000           2001             2000
                                                   ---------        ---------      ---------         ---------
                                                            (unaudited)                     (unaudited)
BASIC:
Weighted, average shares outstanding for
   the period ..................................      26,728           25,971         26,696            25,182
                                                   ---------        ---------      ---------         ---------
Shares used in computing per share amounts .....      26,728           25,971         26,696            25,182
                                                   ---------        ---------      ---------         ---------
Net income (loss) available for common
   stockholders ................................   $    (105)       $   3,388      $   2,520         $   9,770
                                                   ---------        ---------      ---------         ---------
Net income (loss) per share available for
   common stockholders .........................   $   (0.00)       $    0.13      $    0.09         $    0.39
                                                   ---------        ---------      ---------         ---------
DILUTED:
Weighted, average shares outstanding for
   the period ..................................      26,728           25,971         26,761            25,182
Net effective dilutive stock options and
   warrants based on treasury stock
   method using average market price ...........          --            2,732          2,232             2,702
                                                   ---------        ---------      ---------         ---------
Shares used in computing per share amounts .....      26,728           28,703         28,993            27,884
                                                   ---------        ---------      ---------         ---------
Net income (loss) available for common
   stockholders ................................   $    (105)       $   3,388      $   2,520         $   9,770
                                                   ---------        ---------      ---------         ---------
Net income (loss) per share available for
   common stockholders .........................   $   (0.00)       $    0.12      $    0.09         $    0.35
                                                   ---------        ---------      ---------         ---------


6.   Segmental Information

IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS' net revenues by major geographic area (based on destination) were as follows:


                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                   December 31,
                                                   --------------------------     ---------------------------
                                                      2001             2000          2001              2000
                                                   ---------        ---------     ---------         ---------
                                                            (unaudited)                    (unaudited)
North America ................................     $   5,905        $  11,772     $  21,618         $  30,373
Europe and the Middle East ...................         7,998           11,934        30,068            33,939
Japan ........................................           214              301           778               756
Asia Pacific .................................         1,758            4,759         9,043            13,466
Others .......................................           207              422           930               847
                                                   ---------        ---------     ---------         ---------
         Total ...............................     $  16,082        $  29,188     $  62,437         $  79,381
                                                   =========        =========     =========         =========

IXYS' foreign operations consist mostly of foreign subsidiaries in Germany. The following tables summarizes the net revenue, net income and total assets of IXYS' U.S. and foreign operations (in thousands):

Net Revenue by Geographic Location (Origin)

                                                       Three Months Ended               Nine Months Ended
                                                          December 31,                     December 31,
                                                   --------------------------      ---------------------------
                                                     2001              2000           2001              2000
                                                   ---------        ---------      ---------         ---------
                                                            (unaudited)                     (unaudited)
Net Revenue:
U.S. .........................................     $   7,726        $  16,895      $  31,815         $  44,675
Germany ......................................         8,356           12,293         32,622            34,706
                                                   ---------        ---------      ---------         ---------
         Total ...............................     $  16,082        $  29,188      $  64,437         $  79,381
                                                   =========        =========      =========         =========

Tangible Long-lived Assets by Geographic Location

                                                  December 31,       March 31,
                                                      2001              2000
                                                  ------------      ----------
                                                           (unaudited)
Total Assets:
Germany                                           $     36,593      $   26,716
Switzerland                                              5,740           7,229
U.S.                                                    76,608          91,342
                                                  ------------      ----------
         Total                                    $    118,941      $  125,287
                                                  ============      ==========

7.   Commitments and Contingencies

Legal Proceedings

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS' products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; No. 5,008,725; No. 5,130,767; No. 4,642,666; and No.
4,705,759). International Rectifier has since notified IXYS that it no longer contends that IXYS infringes two of those patents (U.S. Patents No. 4,705,759 and No. 4,642,666), and has refined its allegations of infringement to embrace all of IXYS' power MOSFETs and IGBTs having "elongated" cells. This designation covers many of IXYS' power MOSFET and IGBT products sold in the United States.

International Rectifier's complaint against IXYS contends that IXYS' alleged infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin IXYS from further infringement and requests an award of actual monetary damages on sales of products that are claimed to infringe International Rectifier's patents.

International Rectifier also seeks to have the damages trebled. IXYS has answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached IXYS on several occasions and requested that IXYS enter into royalty-bearing license agreements with International Rectifier, under its patents. IXYS has declined to do so, based upon IXYS' belief that its products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In view of other newly issued claims that International Rectifier added to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of November 5, 2001, and set a new pre-trial conference date of November 26, 2001. At the pre-trial conference, the Court set trial for February 26, 2002. Recently, on its own initiative, the Court continued that trial date to April 30, 2002.

In May 2001, the U.S. District Court also granted motions for summary adjudication dismissing IXYS' second and eighth affirmative defenses, relating to its contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung Electronics Co., Ltd. ("Samsung"). Samsung fabricates IXYS-designed wafers for IXYS in Korea. In July 2001, the U.S. District Court also granted motions for summary adjudication, dismissing IXYS' affirmative defense that the claims of U.S. Patent No. 4,959,699 are invalid for non-compliance with the so-called "written description" requirement of Section 112 of the Patent Statute, finding that IXYS' power MOSFET devices having "elongated" cells infringe claim 1 of U.S. Patent No. 4,959,699 and denying IXYS' countermotions on the same or similar issues. Since that time, the Court has granted International Rectifier's motions for summary adjudication on all of IXYS' remaining affirmative defenses asserting patent invalidity. IXYS expects to appeal at least some of these rulings. It remains IXYS' intent to vigorously contest the claims of International Rectifier. While IXYS believes its defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to IXYS' financial condition and results of operations.

International Rectifier also contends that IXYS' importation of IXYS- designed MOSFET products into the United States having the "elongated" cells manufactured for IXYS by Samsung is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve IXYS. In February 2001, International Rectifier served Samsung and IXYS with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for IXYS' importation into the United States of parts designed by IXYS and manufactured for IXYS by Samsung that infringe claim 1 of International Rectifier's U.S. Patent No. 4,959,699 and an appropriate fine. Samsung contends that IXYS is contractually obligated under the terms of IXYS' wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is considering Samsung's request in light of the terms of the wafer supply agreement. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS' designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the U.S. District Court remarked that IXYS is bound by the Samsung injunction, and that IXYS and Samsung attempted to subvert the injunction by having IXYS take delivery outside the United States of products designed by IXYS and made by Samsung, but deferred decision as to whether IXYS and Samsung are in contempt. IXYS expects to appeal any ruling of contempt. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages or injunction awarded by the U.S. District Court could be materially adverse to IXYS' financial condition and results of operations.

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

On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS' favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS' German patents, and imposed a fine of up to (euro) 256,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to IXYS information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to IXYS by International Rectifier. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. A hearing on this appeal had been set for February 13, 2002 and subsequently postponed by the Court of Appeals until March 27, 2002. Notwithstanding this appeal, IXYS is currently enforcing this judgment; in order to do so IXYS was required to pay
(EUR) 532,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to IXYS if final adjudication is in its favor, or will offset any costs that may need to be paid if final adjudication is not in its favor. International Rectifier has begun to disclose information to IXYS pursuant to the judgment. While IXYS believes the Court of Appeals in Karlsruhe will uphold the judgment against International Rectifier, there can be no assurance of a favorable outcome. IXYS does not believe that an adverse ruling by the Court of Appeals in Karlsruhe would have a significant negative impact on the results of operations, financial performance or liquidity of IXYS.

On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS' European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS' patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in IXYS' favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, IXYS is permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. The first hearing on the merits of the law suit is scheduled for December 12, 2001. It could be as long as several years before a judgment on the merits is rendered. While IXYS believes its claims against International rectifier are meritorious, there can be no assurance of a favorable outcome. IXYS does not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on the results of operations, financial performance or liquidity of IXYS.

Discussions of additional details relating to the above-described legal proceedings may be found in IXYS' prior SEC filings and reports.

8.   Subsequent events

On December 27, 2001, IXYS entered into a credit facility with Westcode Semiconductors Limited, a UK-based power semiconductor manufacturer, whereby IXYS agreed to loan Westcode up to approximately (GBP) 1,000,000 in connection with a proposal made by IXYS to acquire all of the outstanding equity interests of Westcode. On January 22, 2002, IXYS acquired Westcode for approximately $9,000,000 in cash. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The impact of these and other factors on our revenues and operating results in any future period cannot be forecast with certainty. Our expense levels are based, in part, on our expectations as to future revenues. Because our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, our backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause our net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of our expenses varies with its revenues.

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

On December 27, 2001, we entered into a credit facility with Westcode Semiconductors Limited, a UK-based power semiconductor manufacturer, whereby we agreed to loan Westcode up to approximately (GBP) 1,000,000 in connection with a proposal made by us to acquire all of the outstanding equity interests of Westcode. Subsequent to December 31, 2001, Westcode drew down approximately
(GBP) 700,000 under the credit facility. On January 22, 2002, we acquired Westcode for approximately $9,000,000 in cash.

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

In the three month period ended December 31, 2001, revenues derived from sales in North America represented approximately 36.7%, and revenue derived from sales outside North America represented approximately 63.3%, of our total net revenues. In the nine month period ended December 31, 2001, revenues derived from sales in North America represented approximately 34.6%, and revenue derived from sales outside North America represented approximately 65.4%, of our total net revenues. Of our international net revenue, in the three month period ended December 31, 2001, approximately 80.6% was derived from sales in Europe and the Middle East and approximately 19.4% was derived from sales in Asia, and in the nine month period ended December 31, 2001, approximately 75.9% was derived from sales in Europe and the Middle East and approximately 24.1% was derived from sales in Asia.

Revenue recognized by our foreign subsidiaries was $8.4 million in the three month period ended December 31, 2001, or 52.0% of our total net revenues, as compared to $12.3 million, or 42.1% of our total net revenues, in the three month period ended December 31, 2000. Revenue recognized by our foreign subsidiaries was $32.6 million in the nine month period ended December 31, 2001, or 52.3% of our total net revenues, as compared to $34.7 million, or 43.7% of our total net revenues in the nine month period ended December 31, 2000.

We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

We relied on external foundries for approximately 47% of our wafer fabrication requirements in both the three month period and the nine month period ended December 31, 2001. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics' facility located in Kiheung, South Korea. Our relationship with Samsung extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

Results of Operations-Three Month and Nine Month Periods Ended December 31, 2001 and December 31, 2000

Net Revenues. Net revenues in the three month period ended December 31, 2001 were $16.1 million, a 44.9% decrease from net revenues of $29.2 million in the three month period ended December 31, 2000. Net revenues in the nine month period ended December 31, 2001 were $62.4 million, a 21.4% decrease from net revenues of $79.4 million in the nine month period ended December 31, 2000. The decrease in net revenues in both the three month period and the nine month period ended December 31, 2001, as compared to the respective periods in the prior fiscal year, is primarily related to a 39.9% decrease in units shipped in the three month period ended December 31, 2001, as compared to the three month period ended December 31, 2000, and an approximately 12.1% decrease in units shipped in the nine month period ended December 31, 2001, as compared to the nine month period ended December 31, 2000, as well as an 8.3% decrease in average selling prices across our product line in the three month period ended December 31, 2001 and an approximately 10.5% decrease in average selling prices across our product line in the nine month period ended December 31, 2001, as compared to the respective periods in the prior fiscal year.

Gross Profit. Gross profit was $5.0 million, or 30.8% of net revenues, in the three month period ended December 31, 2001, as compared to $11.2 million, or 38.4% of net revenues, in the three month period ended December 31, 2000. Gross profit was $20.3 million, or 32.5% of net revenues, in the nine month period ended December 31, 2001, as compared to $29.1 million, or 36.6% of net revenues, in the nine month period ended December 31, 2000. The decrease in margins in both the three month period and the nine month period ended December 31, 2001, as compared to the respective periods in the prior fiscal year, was primarily due to a 8.3% decrease in average selling prices from the three month period ended December 31, 2000, partially offset by a $124,000 reversal of accruals for contingencies that did not materialize, and a 10.5% decrease in average selling prices from the nine month period ended December 31, 2000, as well as a change in the mix of products sold.

Research, Development and Engineering. During the three month period ended December 31, 2001, research, development and engineering ("R&D") expense was $1.4 million, or 8.9% of net revenues, as compared to $1.7 million, or 5.9% of net revenues, in the three month period ended December 31, 2000. During the nine month period ended December 31, 2001, research, development and engineering ("R&D") expense was $3.8 million, or 6.2% of net revenues, as compared to $4.1 million, or 5.2% of net revenues, in the nine month period ended December 31, 2000. The absolute decrease in the R&D expenses between the three month period and nine month period ended December 31, 2001 and the respective three month period and nine month period ended December 31, 2000 is primarily due to fewer research and development projects.

Selling, General and Administrative. During the three month period ended December 31, 2001, selling, general and administrative ("SG&A") expense was $2.9 million, or 18.1% of net revenues, as compared to $3.8 million, or 12.9% of net revenues, in the three month period ended December 31, 2000. During the nine month period ended December 31, 2001, SG&A expense was $9.5 million, or 15.2% of net revenues, as compared to $10.3 million, or 13.0% of net revenues, in the nine month period ended December 31, 2000. The dollar amount of SG&A expenses decreased between the three month period and nine month period ended December 31, 2001 and the respective three month period and nine month period ended December 31, 2000. This decrease, which included $150,000 reversal of accruals for contingencies that were no longer warranted, was primarily caused by a decrease in selling expenses due to lower net revenues in the three month period and nine month period ended December 31, 2001 as compared to the same three month and nine month periods of the prior fiscal year, partially offset by increased consulting expenses.

Interest Income (Expense), Net. During the three month period ended December 31, 2001, interest income, net was $110,000, as compared to interest income, net of $447,000 in the three month period ended December 31, 2000. During the nine month period ended December 31, 2001, interest income, net was $726,000, as compared to interest expense, net of $128,000 in the nine month period ended December 31, 2000. The decrease in interest income, net in the three month period ended December 31, 2001, relative to the same period in the prior fiscal year, is mainly due to a decrease in the interest rate resulting in a decrease in interest received from the investment of the net proceeds from our secondary public offering which was completed in October 2000. The increase in interest income, net in the nine month period ended December 31, 2001, relative to the same period in the prior fiscal year, is mainly due to interest received from the investment of the net proceeds from our secondary public offering which was completed in October 2000.

Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in the three month period ended December 31, 2001 was $885,000 of other expense, as compared to $707,000 of other expense in the three month period ended December 31, 2000. Other income (expense), net, including gain on foreign currency transactions, in the nine month period ended December 31, 2001 was $3.6 million of other expense, as compared to $1.1 million of other income in the nine month period ended December 31, 2000. The increase in other income (expense), net in the three month period and the nine month period ended December 31, 2001, relative to the same periods in the prior fiscal year, is primarily due to legal expenses of $874,000 million for the three month period and $3.5 million for the nine month period ended December 31, 2001.

Provision For Income Taxes. The provision for income taxes in the three month period and the nine month period ended December 31, 2001, reflects an effective tax rate of 38.0%, which has not changed from the same periods in the prior fiscal year.

Liquidity and Capital Resources

As of December 31, 2001, cash and cash equivalents were $42.3 million, a decrease of $2.5 million from cash and cash equivalents of $44.8 million at March 31, 2001. The decrease in cash and cash equivalents was primarily due to cash used in operations.

Cash flows from operating activities. Net cash used in operating activities in the nine month period ended December 31, 2001 was $1.2 million, which represents a decrease of $2.8 million from net cash provided by operating activities of $1.6 million in the nine month period ended December 31, 2000. The decrease in net cash provided by operating activities was primarily attributable to lower net income for the nine month period ended December 31, 2001.

Cash flows from investing activities. Net cash used in investing activities in the nine month period ended December 31, 2001 was $1.2 million, a decrease of $2.9 million from net cash used in investing activities of $4.1 million in the nine month period ended December 31, 2000. The decrease in net cash used in investing activities is primarily due to a lower level of capital expenditure, especially in our German subsidiary.

Cash flows from financing activities. During the nine month period ended December 31, 2001, net cash used in financing activities was $261,000, a decrease of $43.8 million from net cash provided by financing activities of $43.6 during the nine month period ended December 31, 2000. The decrease in net cash provided by financing activities is primarily because our secondary public offering was completed in October 2000; no comparable offering was done in the nine month period ended December 31, 2001.

There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which was available through September 2002. The line bears interest at the bank's prime rate (4.75% at December 31, 2001). The line is collateralized by certain assets and contains certain general and financial covenants. At December 31, 2001, we had drawn $700,000 against such line of credit.

In Germany, at December 31, 2001, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

A German bank issued to us a commitment letter for a (EUR) 3.8 million equipment lease facility. Our existing equipment leases, (EUR) 2.5 million at December 31, 2001, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to (EUR) 0.5 million deposited with the bank.

In the same commitment letter discussed above, the German bank also committed to issue a credit line to us up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At December 31, 2001, we had drawn (EUR) 302,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

compared to $34.0 million at March 31, 2001. Net plant and equipment at December 31, 2001 were $15.3 million, an increase of 9.8% as compared to $14.0 million at March 31, 2001.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SSFAS No. No.
141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SSFAS No. No. 142). SSFAS No. NO. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SSFAS No. No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of SFAS No. 141 will not have any material effect on our results of operations or financial position.

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. Our adoption date will be April 1, 2002. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $232,000 annually for goodwill currently recognized.

As required by SFAS No. 142, we will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS No. 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We will then have up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we will then perform the second step of the transitional impairment test. If necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. We will record a transitional impairment loss for the excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value. SFAS No. 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.

In connection with the SFAS No. 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

We have not yet determined the impact of the provisions of the impairment test under SFAS No. 142 on our results of operations and financial position; however, the possibility exists that we will incur a significant transitional impairment loss. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our income statement during the quarter ending September 30, 2002.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

Foreign Currency Risk.

International revenues from our foreign subsidiaries were approximately 52.3% of total revenues. International sales are made mostly from our German subsidiary and are typically denominated in the euro. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiaries use their respective local currencies as their functional currency.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States, including but not limited to four specified power MOSFET parts, infringe five identified U.S. patents owned by International Rectifier (U.S. Patents No. 4,959,699; No. 5,008,725; No. 5,130,767; No. 4,642,666; and No. 4,705,759).
International Rectifier has since notified us that it no longer contends that we infringe two of those patents (U.S. Patents No. 4,705,759 and No. 4,642,666), and has refined its allegations of infringement to embrace all of our power MOSFETs and IGBTs having "elongated" cells. This designation covers many of our power MOSFET and IGBT products sold in the United States.

International Rectifier's complaint against us contends that our alleged infringement of International Rectifier's patents has been and continues to be willful and deliberate, seeks to enjoin us from further infringement and requests an award of actual monetary damages on sales of products that are claimed to infringe International Rectifier's patents.

International Rectifier also seeks to have the damages trebled. We have answered the complaint, denied any infringement and asserted that International Rectifier's patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit, and that International Rectifier's claims are barred by reason of the doctrines of estoppel and laches. In prior years, International Rectifier has approached us on several occasions and requested that we enter into royalty-bearing license agreements with International Rectifier, under its patents. We have declined to do so, based upon our belief that our products do not infringe the International Rectifier patents. The case had been scheduled for trial on June 12, 2001. In May 2001, however, in view of newly issued patent claims added to the case by International Rectifier, the U.S. District Court vacated the trial date, set a new discovery cut-off date of July 16, scheduled a further pre-trial conference for August 6, 2001, and deferred setting a new trial date. In view of other newly issued claims that International Rectifier added to the case, the U.S. District Court vacated the prior dates, set a new discovery cut-off date of November 5, 2001, and set a new pre-trial conference date of November 26, 2001. At the pre-trial conference, the Court set trial for February 26, 2002. Recently, on its own initiative, the Court continued that trial date to April 30, 2002.

In May 2001, the U.S. District Court also granted motions for summary adjudication dismissing our second and eighth affirmative defenses, relating to our contentions that certain of the patent claims are invalid over a prior invention by Dr. Jean Hoerni, and that claims for alleged infringement by certain products have been released in a settlement between International Rectifier and Samsung Electronics Co., Ltd. ("Samsung"). Samsung fabricates IXYS-designed wafers for us in Korea. In July 2001, the U.S. District Court also granted motions for summary adjudication, dismissing our affirmative defense that the claims of U.S. Patent No. 4,959,699 are invalid for non-compliance with the so-called "written description" requirement of Section 112 of the Patent Statute, finding that IXYS' power MOSFET devices having "elongated" cells infringe claim 1 of U.S. Patent No. 4,959,699 and denying our countermotions on the same or similar issues. Since that time, the Court has granted International Rectifier's motions for summary adjudication on all of our remaining affirmative defenses asserting patent invalidity. We expect to appeal at least some of these rulings. It remains our intent to vigorously contest the claims of International Rectifier. While we believe our defenses to these various claims are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

International Rectifier also contends that our importation of IXYS-designed MOSFET products into the United States having the "elongated" cells manufactured for us by Samsung is in violation of a consent decree and injunction entered against Samsung in another lawsuit that did not involve us. In February 2001, International Rectifier served Samsung and us with a Post-Judgment Ex Parte Application for OSC Re Contempt seeking, among other things, an enforcement of the injunction for our importation into the United States of parts designed by us and manufactured for us by Samsung that infringe claim 1 of International Rectifier's U.S. Patent No. 4,959,699 and an appropriate fine. Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are considering Samsung's request in light of the terms of the wafer supply agreement. While we believe that neither we nor Samsung are or could be in violation of the injunction for various reasons we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. Argument in this matter was held May 18, 2001, at which time the U.S. District Court remarked that we are bound by the Samsung injunction, and that we and Samsung attempted to subvert the injunction by having us take delivery outside the United States of products designed by us and made by Samsung, but deferred decision as to whether we and Samsung are in contempt. We expect to appeal any ruling of contempt. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to defend and indemnify Samsung, any damages or injunction awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

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

On March 23, 2001, a public hearing took place in Mannheim, Germany and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier's managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to us information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier's infringing practices, as calculated by the information to be provided to us by International Rectifier. International Rectifier has appealed the judgment to the Court of Appeals in Karlsruhe, and a hearing on this appeal has been set for February 13, 2002. Notwithstanding this appeal, we are currently enforcing this judgment; in order to do so we were required to pay
(EUR)532,000 as a form of bond to be held by the County Court of Mannheim. The funds held by the County Court of Mannheim will be returned to us if final adjudication is in our favor, or will offset any costs that may need to be paid if final adjudication is not in our favor. International Rectifier has begun to disclose information to us pursuant to the judgment. While we believe the Court of Appeals in Karlsruhe will uphold the judgment against International Rectifier, there can be no assurance of a favorable outcome. An adverse outcome could be materially adverse to our financial condition and results of operations. We do not believe that an adverse ruling by the Court of Appeals in Karlsruhe would have a significant negative impact on our results of operations, financial performance or liquidity.

On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier's arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in our favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, we are permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. The first hearing on the merits of the law suit is scheduled for December 12, 2001. It could be as long as several years before a judgment on the merits is rendered. While we believe our claims against International rectifier are meritorious, there can be no assurance of a favorable outcome. An adverse outcome could be materially adverse to our financial condition and results of operations. We do not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on our results of operations, financial performance or liquidity.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Stockholders of the Company was held on November 16, 2001.

     (b) At the Annual Meeting, the stockholders (i) elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person's successor is elected (the "Director Proposal") and (ii) ratified the appointment of PriceWaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2002 (the "Auditor Proposal").

     (c) PROPOSAL 1: THE DIRECTOR PROPOSAL

         Director                           Votes in Favor      Votes Withheld
         ----------------------            ----------------   ------------------
         Arnold Agbayani                      17,148,014           976,303
         Donald Feucht                        18,019,988           104,329
         Andreas Hartmann                     17,780,107           344,210
         S. Joon Lee                          18,093,466            30,851
         Samuel Kory                          18,019,942           104,375
         Nathan Zommer                        17,147,932           976,385


         PROPOSAL 2: THE AUDITOR PROPOSAL

         Votes in Favor                       18,037,569
         Votes Against                            82,780
         Abstentions                               3,968
         Broker Non-Votes                              0


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Index to Exhibits.

     (b) On October 25, 2001, the Company filed an 8-K to report the issuance of a press release announcing the financial results for the three and six month periods ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IXYS CORPORATION

                                   By: /s/ Arnold P. Agbayani
                                   --------------------------------------------

                                   Arnold P. Agbayani, Senior Vice President of
                                   Finance and Administration and Chief
                                   Financial Officer (Principal Financial
                                   Officer)


Date: February 14, 2002

                                  EXHIBIT INDEX

                                                                                               Sequential Page
Exhibit Number   Description of Exhibit                                                            Number
--------------   -------------------------------------------------------------------------    -----------------
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