Form 10-K
period 2002-03-31
IXYS CORP /DE/
filed 2002-06-28
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

COMMISSION FILE NUMBER 001-14165

IXYS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3187233 (I.R.S. Employer Identification No.)

3540 Bassett Street
Santa Clara, California 95054-2704
(Address of principal executive offices and zip code)

(408) 982-0700
(Registrant’s telephone number, including area code))

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendments to this Annual Report on Form 10-K. Yes [X] No [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 19, 2002, was approximately $80,037,356.* The number of shares of the Registrant’s Common Stock outstanding as of June 19, 2002 is 26,298,578.

      * Based on a closing price of $6.35 per share of the Registrant’s Common Stock on June 19, 2002 held by executive officers and directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 19, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2002

i.

     This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, the outcome of pending litigation and the acquisition of Clare, Inc., a Massachusetts corporation (“Clare”). These forward-looking statements are based on IXYS’ current expectations, estimates and projections about IXYS’ industry, management’s beliefs, and certain assumptions made by IXYS. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders, successful integration of the Clare business and other factors discussed below and under the caption “Risk Factors.” IXYS disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

ii.

PART I

ITEM 1.  IXYS BUSINESS

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

     In September 1998, we merged with Paradigm Technology, a Delaware corporation that designed and marketed SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued us common stock in exchange for all outstanding shares of our capital stock. At the conclusion of the merger, our stockholders held approximately 96% of the combined company, and the historical accounting records of IXYS became those of the combined company. Accordingly, Paradigm formally changed its name to “IXYS Corporation.”

     In May 2000, we acquired Directed Energy, which gave us added scientific expertise and additional products related to laser diode drives, high voltage pulse generators and modulators. In connection with this acquisition, we issued 250,370 shares of our common stock to the former shareholders of Directed Energy in a transaction that was accounted for under the purchase method.

     On January 22, 2002, we acquired Westcode Semiconductors Limited, a UK-based power semiconductor manufacturer, for approximately $9.0 million in cash.

     On June 10, 2002, we completed the acquisition of Clare, Inc., a provider of high-voltage analog and mixed-signal semiconductor integrated packages and discrete components for use in electronic communications, computer, and industrial equipment. In connection with this acquisition, we issued approximately 4.89 million shares of IXYS common stock to the holders of outstanding shares of Clare common stock and assumed options to purchase approximately 1.0 million shares of IXYS common stock.

     Our power semiconductor products have historically been divided into two primary categories, power metal oxide semiconductor, or MOS, transistors and bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2002, power semiconductors constituted approximately 93% of our revenues, which included 39% from power MOS transistors and 54% from bipolar products. We also sell gallium arsenide products, which has become a primary product category. In addition to power semiconductors, we manufacture our proprietary direct copper bond, or DCB, substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. We also sell integrated circuits, or ICs, that have applications associated with power management, and high speed, high density static random access memory, or SRAM, products.

     IXYS’ products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for communications infrastructure applications such as wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications such as industrial transportation, robotics and process control equipment; and

1.

•	medical electronics for sophisticated applications, such as defibrillators and medical imaging.

     We design our products primarily for industrial and business applications, rather than for use in personal computers, mobile phones or other household appliances. In fiscal year 2002, we sold our products to over 2,000 customers worldwide. Our major customers include ASCOM, Still, Siemens, Guidant, Medtronics, Tyco, Aztec, Delta Electronics and Huawei. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, General Motors, Hewlett-Packard, IBM, Motorola and Nokia.

Industry Background

     Demand for electricity in the 21st century is forecasted to increase faster than demand for other forms of energy. The worldwide demand for electrical energy is currently increasing due to:

•	proliferation of technology driven products that require electricity, including computers, telecommunications equipment and the infrastructure to support portable electronics;

•	increased use of electronic content in traditional products such as airplanes, automobiles and home appliances;

•	increased use of automation and electrical processes in industry and mass transit systems; and

•	penetration of technology into developing countries.

     Not only is demand increasing, but the requirements for electricity are also changing. Electronic products in all markets are becoming increasingly sophisticated, offering more “intelligence” through the use of microprocessors and additional components. For example, the Information Technology Industry Council reported that computers represented 13% of U.S. electrical consumption in 1998, versus only 6% in 1994. The increasing complexity of such products requires more precisely regulated power quality and greater power reliability. In addition, the increasing costs of electricity, coupled with governmental regulations and environmental concerns, have caused an increased demand for energy efficiency.

     Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert or “rectify” alternating current, or AC, power delivered by electrical utilities to direct current, or DC, power which is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power using substantially smaller electronic components; or

•	rectify high frequency AC power from switch-mode power supplies to meet the specific DC voltage required by an application.

     The more sophisticated the end product, the greater the need for specially formatted, finely regulated power, and the greater the need for a high performance power semiconductor. According to the Digital Power Report, less than 15% of the world’s electricity is currently switched by power semiconductors, but this percentage is expected to grow significantly to meet the need for higher quality power.

     Power semiconductors improve system efficiency and reliability by processing and converting electrical energy into more usable, higher quality power. Specifically, power semiconductors are used primarily in controlling energy in power conversion systems, including switch mode power supplies, or SMPS, and uninterruptible power

2.

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

     Increased demand for energy efficiency in motor drives. Electronic motors consume approximately one-half of the world’s electricity. Due to costs and complexity, motor controls that permit variable speed operation, which in turn reduce energy consumption, have been predominantly used only in higher end applications. However, recent advancements in power management enable more cost effective, variable speed motor controls, which enhance energy efficiency and improve performance in a wide range of industrial and commercial applications, such as heating, ventilation and air conditioning systems.

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

IXYS’ Strategy

     Since our inception, we have focused on meeting the needs of the high power, high performance segment of the power semiconductor market. We intend to continue building a leading position within our targeted segment of this market by pursuing the following strategies:

     Maintain technological focus on high power, high performance market. Our technological expertise enable us to focus on the high power, high performance power semiconductor market. Due to technological complexities, fewer industry players compete in this market, resulting in a more favorable competitive environment for us. We believe our technological expertise differentiates us from most of our competitors. This expertise encompasses a wide range of scientific disciplines and technical capabilities, including physics, mechanical engineering, chemistry, circuit design, material science and packaging. Using our technological expertise, we continually strive to introduce

3.

innovative products. For example, we have recently brought to market a gallium arsenide rectifier, one use of which will permit increased power density in wireless base stations, as well as higher current gallium arsenide products for surface mount packages.

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

     Continue to diversify markets, customers and products. We believe that diversifying the markets and customers we serve and the products we produce enables us to minimize the traditional cyclical effects of the semiconductor industry on our business. We have a significant market presence in Europe, North America and Asia, the three principal geographic markets for high performance power semiconductors. Moreover, our products are used in a broad range of applications, from communications infrastructure to industrial automation to medical electronics, thereby reducing our reliance on customers from any particular industry. Our product line spans a broad range of functionality and price, which allows us to provide an appropriate solution to most of our customers’ power semiconductor needs. This product diversity permits our customers to reduce the number of their suppliers by enabling them to purchase a substantial portion of their power semiconductor needs from us.

     Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments. For example, through the acquisition of Directed Energy, Inc. in May 2000, we added scientific expertise and additional products related to laser diode drivers, high voltage pulse generators and modulators. Through the acquisition of Westcode Semiconductors Limited, a UK-based power semiconductor manufacturer, in January 2002, we added a portfolio of very high power semiconductor products that will supplement our existing product line. Westcode’s products are used in a variety of applications including induction heating, welding, motion controls (AC and DC drives), traction, electric vehicles and HVDC. Through the acquisition of Clare we expect to expand our product offerings into the semiconductor segment of the market for small signal relays. Clare’s semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and including product applications such as 56K PCMCIA modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. We also believe there are significant opportunities to capitalize on our extensive distribution system and market additional Clare products to many of our 2,000 customers.

     Collaborate with select companies on product development. We seek to enter into collaborative arrangements with existing and potential customers in attractive end user markets in order to optimize our products for their use. We believe that our ability to provide technical assistance to these companies in the design of their hardware and software systems encourages the incorporation of our products in their devices. For example, we partnered with manufacturers of portable defibrillators at an early stage in the development of this market, and we have become a leading supplier of power semiconductors for these devices. In addition, we have had over 300 design wins in each of the last three years.

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

4.

Products

     Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2002, power semiconductors constituted approximately 93% of our revenues, which included 39% from power MOS transistors and 54% from bipolar products. In fiscal year 2001, power semiconductors constituted approximately 92% of our revenues, which included 49% from power MOS transistors and 43% from bipolar products. In fiscal year 2000, power semiconductors constituted approximately 92% of our revenues, which included 45% from power MOS transistors and 47% from bipolar products. We also sell gallium arsenide products, which has become a primary product category. In addition to power semiconductors, we manufacture our proprietary Direct Copper Bond (“DCB”) substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. We also sell ICs that have applications associated with power management, and high speed, high density SRAM products.

     Power MOS Transistors.

     Power MOS transistors offer significant price/performance benefits over traditional bipolar transistors. Power MOS transistors operate at much greater switching speeds, allowing the design of smaller and less costly end products, primarily due to the smaller and less expensive peripheral components required at higher switching frequencies. Power MOS transistors are activated by voltage rather than current, so they require less external circuitry to operate, making them more compatible with ICs controls. Power MOS transistors also offer more reliable long term performance and are more rugged than traditional bipolar transistors, permitting them to better withstand adverse operating conditions. Our power MOS transistors consist of power MOSFETs and IGBTs.

     Power MOSFETs.

     A power MOSFET, or metal oxide semiconductor field effect transistor, is a switch controlled by voltage at our gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.

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

5.

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

     Rectifiers

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

     Thyristors

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

     Gallium Arsenide Products

     IXYS began to sell gallium arsenide products in fiscal year 2000. Our first gallium arsenide product was a Schottky rectifier, useful for high power density applications, such as power supplies for wireless communications base stations. Gallium arsenide offers higher frequency and higher temperature operation, enabling substantially greater power density than silicon-based solutions.

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

     We also markets ICs that have applications associated with power semiconductors, such as high voltage current regulators, motion controllers, digital pulse width modulators and power MOSFET/IGBT drivers. Additionally, we manufacture and sell laser diode drivers, high voltage pulse generators and modulators and sell synchronous and asynchronous SRAMs, a legacy product from the Paradigm merger. Our SRAMs are available in a variety of configurations and commercial and industrial temperature range versions.

Customers and Applications

     Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. The following table summarizes the primary categories of uses for power semiconductors, our products used in each category, the end user applications served by these products and our representative customers for each category.

6.

Category	IXYS Products	End User Applications	Selected Customers

Power Conversion Systems	FREDs IGBTs Modules MOSFETs Rectifiers	SMPS and UPS for: Wireless base stations Internet co-locator facilities Storage Area Networks RF Generators	Alpha Technologies ASCOM Delta Electronics Emerson Electric Tyco Power-One Schneider Group

Motor Drives	FREDs IGBTs Modules MOSFETs Thyristors	Industrial transportation Robotics Process control equipment Machine tools Electric vehicles	Emerson Electric Eurotherm Rockwell International Siemens Still

Medical Electronics	IGBTs MOSFETs Thyristors	Defibrillators Medical imaging devices Laser power supplies	Philips Guidant Medtronic

     We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules. These customers include Infineon, International Rectifier, Powersem and Tyco.

Sales and Marketing

     We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors managed through our Santa Clara, California, Lampertheim, Germany and Chippenham, UK offices. As of March 31, 2002, we employed 37 people in sales and marketing and customer support and service and used 15 sales representative organizations and six distributors in North America and 38 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 42% of net revenues in fiscal year 2000, 43% of net revenues in fiscal year 2001 and 41% of net revenues in fiscal year 2002.

     In fiscal year 2002, North American sales represented approximately 32.9%, and international sales represented approximately 67.1%, of our net revenues. Of our international sales in fiscal year 2002, approximately 77.9% were derived from sales in Europe and the Middle East and approximately 22.1% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2002. For financial information about geographic areas for each of our last three fiscal years, see our Audited Consolidated Financial Statements, Note 13, Segment and Geographic Information provided elsewhere in this Annual Report on Form 10-K. We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. Additionally, we participate in industry trade shows on a regular basis. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

     We believe that we successfully compete in the power semiconductor market because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power IGBTs, IGBT modules and DCB substrates. While the time from initiation of design to volume production of new power semiconductors products often takes 18 months or longer, our power semiconductors have a product lifetime exceeding an average of 10 years. Our research and development expenses were approximately $4.7 million in fiscal year 2000, $6.1 million in fiscal year 2001 and $5.7 million in fiscal year 2002. As of March 31, 2002, we employed 73 people in engineering and research and development activities.

7.

     We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	increasing the voltage operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing higher power IGBT modules;

•	developing a complete range of high voltage, bipolar MOS products;

•	improving our multiple die module assembly technology; and

•	expanding our line of power management ICs products.

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

Patents

     As of March 31, 2002, we held 72 issued patents, of which 42 that were issued in the U.S. and 30 were issued in international jurisdictions. As of March 31, 2002, we also held 61 pending patents, of which 28 were pending in the U.S. and 33 were pending in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.

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

     Wafer Fabrication.

     We own an approximately 170,000 square foot manufacturing facility in Lampertheim, Germany at which we fabricate all of our bipolar products, and an approximately 100,000 square foot manufacturing facility in Chippenham, England where we fabricate the majority of our very high power devices. We also fabricate our 1,600 volt and higher power MOS devices in Lampertheim, Germany in order to protect our process technologies. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively

8.

on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.

     In addition to maintaining our own fabrication facilities, we have established alliances with selected foundries for wafer fabrication. This approach allows us to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal foundries alone. We retain the flexibility to shift the production of our products to different or additional foundries for cost or performance reasons. Our product designs enable the production of our devices at multiple foundries using well established and cost effective processes.

     We relied on external foundries for approximately 44% of our wafer fabrication requirements in fiscal year 2002, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which provide substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 17 years. We provide our foundries forecasts for wafer fabrication six months in advance and makes firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

     Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in ICs manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate leading edge ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or than the cost of current equipment applying the latest technology. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of ICs.

     Assembly.

     Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures, termed packages, that make them useable in a circuit. Discrete manufacturing involves the assembly and packaging of single die devices. Module manufacturing involves the assembly of multiple devices within a single package. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer’s printed circuit boards.

     Most of our wafers are sent to independent subcontract assembly facilities. We have equipment at, or manufacturing supply arrangements with, assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Approximately 61% of our products are assembled at external assembly facilities, and the remainder are assembled in our Lampertheim facility.

     Test.

     Generally, each die on our wafers is electrically tested for performance after wafer fabrication. Following assembly, our products are returned to Santa Clara, California or Lampertheim, Germany for testing and final inspection prior to shipment to customers. We lease an approximately 20,000 square foot facility in Santa Clara, which also houses our corporate offices. We test substantially all of our IGBTs, power MOSFETs and ICs in Santa Clara and tests our bipolar and custom MOS modules in Lampertheim.

Competition

     The power semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

     •   product quality, reliability and performance;

     •   product features;

9.

     •   timely delivery of products;

     •   price;

     •   breadth of product line;

     •   design and introduction of new products; and

     •   technical support and service.

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

Backlog

     At March 31, 2002, our backlog of orders was approximately $31.1 million, as compared with $49.5 million at March 31, 2001. We reasonably expect our backlog of orders at March 31, 2002 to be filled within the current fiscal year. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire semiconductor industry is characterized by short term order and shipment schedules. Because orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues.

Employees

     At March 31, 2002, we employed 626 employees, of whom 73 were primarily engaged in engineering and research and development activities, 37 in marketing, sales and customer support, 476 in manufacturing and 40 in administration and finance. Of these employees, 70 hold engineering or science degrees, including 16 Ph.D.s. Certain employees at our Lampertheim facility and our Chippenham facility are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Acquisition of Clare, Inc.

     On June 10, 2002, we completed our acquisition of Clare, Inc. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of our common stock, resulting in the issuance of approximately 4.89 million shares of our common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of our common stock. The acquisition was intended to qualify as a tax-free reorganization.

10.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. You should carefully consider the risks described below before making an investment decision. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and its financial condition. The trading price of our common stock could decline at any time due to any of these risks, and you could lose all or part of your investment. References to “the combined organization” in this section entitled “Risk Factors” refer to IXYS and Clare, Inc. as a combined entity following the proposed merger between the two companies, as more fully described under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Events.”

     Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.

     Our operating results may fluctuate significantly. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	the cyclical nature of the semiconductor industry;

•	fluctuations in our manufacturing yields and significant yield losses;

•	availability of production capacity;

•	changes in the mix of products that our customers purchase;

•	competitive pressures on selling prices;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of investments in research and development;

•	market acceptance of our products;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels.

     As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

The semiconductor industry is cyclical, and an industry downturn could adversely affect our operating results.

     Business conditions in the semiconductor industry have rapidly changed from periods of strong demand. The industry is characterized by:

11.

•	periods of overcapacity and production shortages;

•	cyclical demand for semiconductors;

•	changes in product mix in response to changes in demand;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products;

•	significant price erosion; and

•	significant expenditures for capital equipment and product development.

     These factors could harm our business and cause our operating results to suffer.

Our ability to grow and sustain growth levels may be adversely affected by the recent slowdown in the U.S. economy.

     Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, which have been affected by the recent slowdown in the U.S. economy. If the economic slowdown continues, our business, financial condition and results of operations may be adversely affected.

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

We may not be successful in our acquisitions.

     We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of IXYS’ ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	failure to successfully integrate the research and development, sales and marketing efforts of an acquired company with our own;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate systems, policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

12.

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

     We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

IXYS could be harmed by litigation involving patents and other intellectual property rights.

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although none of our patents or other intellectual property rights has been successfully challenged to date, we have been sued on occasion for purported patent infringement. For example, we have recently been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. International Rectifier has asked the court to enjoin us from continuing infringement and to award treble damages against us for the infringement of International Rectifier’s patents. We have denied infringement of International Rectifier’s patents and have asserted affirmative defenses to our claims. The U.S. District Court has dismissed our affirmative defenses and granted International Rectifier’s motion for summary adjudication on the issue of infringement of three International Rectifier patents. Trial on the remaining issues is scheduled to commence on July 30, 2002. In addition, the U.S. District Court has issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly-infringing products. IXYS has appealed the injunction, and the United States Court of Appeals for the Federal Circuit has stayed the injunction pending further review. We intend to appeal the U.S. District Court’s rulings, and to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “IXYS Business — Legal Proceedings” provided elsewhere in this Item 1 to the Annual Report on Form 10-K.

     Additionally, in the future, we could be accused of infringing the intellectual property rights of other third parties. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. No assurance can be provided that any future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted or that assertions of infringement, if proven to be true, will not harm our business.

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

We depend on external foundries to manufacture many of our products.

     Forty-four percent of our revenues in fiscal year 2002 came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with four wafer foundries, two of which produce substantially all of the wafers that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

     Our relationships with our external foundries do not guarantee prices, delivery or lead times, or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain additional foundry capacity

13.

as required, our relationships with our customers could be harmed and our revenues would likely be reduced. Moreover, even if we are able to secure additional foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

•	the lack of control over delivery schedules;

•	the unavailability of, or delays in obtaining access to, key process technologies;

•	limited control over quality assurance, manufacturing yields and production costs; and

•	potential misappropriation of our intellectual property.

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

Our success depends on our ability to manufacture our products efficiently.

     We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and independent subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous die on each wafer could be nonfunctional as a result of, among other factors:

•	minute levels of contaminants in the manufacturing environment;

•	defects in the masks used to print circuits on a wafer;

•	manufacturing equipment failure; or

•	wafer breakage.

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

14.

Our international operations expose us to material risks.

     During fiscal year 2002, our product sales by region were approximately 32.9% in North America, approximately 52.3% in Europe and the Middle East and approximately 14.8% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	transportation delays; work stoppages; and

•	economic or political instability.

     Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds and Euros. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant impact on our balance sheet and results of operations, including our net income. We currently do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

     In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws regarding the manufacture and sale of our products in the U.S. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in these foreign countries.

Our revenues are dependent upon our products being designed into our customers’ products.

     Some of our new products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the commercial success of the customer’s product and on the extent to which the design of the customer’s electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. We may not achieve design wins or our design wins may not result in future revenues.

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

15.

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

     The markets in which we participate are intensely competitive.

     Certain of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

•	product quality, reliability and performance;

•	product features;

•	timely delivery of products;

•	price;

•	breadth of product line;

•	design and introduction of new products; and

•	technical support and service.

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

     At March 31, 2002, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

16.

Our future success depends on the continued service of management and key engineering personnel and our ability to identify, hire and retain additional personnel.

     Our success depends, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our president and chief executive officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. Competition is especially intense in the Silicon Valley, where our U.S. design facility is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

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

Our stock price is volatile.

     The market price of our common stock has fluctuated significantly to date. See “Item 5 — Market for Registrant’s Common Equity and Related Stockholders Matters” provided elsewhere in this Annual Report on Form 10-K. The future market price of our common stock may also fluctuate significantly due to:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in the communications and semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial or analysts; or

•	general economic and market conditions.

17.

     In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies. These fluctuations have often been unrelated or disproportionate to the operating performance of companies in our industry, and could harm the market price of our common stock.

Our dependence on independent subcontractors to assemble and test our products subject us to a number of risks, including an inadequate supply of products and higher materials costs.

     We depend on independent subcontractors for the assembly and testing of our products. During fiscal year 2002, the majority of our products were assembled by independent subcontractors. Our reliance on these subcontractors involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of excess demand;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties by subcontractors or other vendors on products supplied to us;

•	potential increases in prices due to capacity shortages and other factors; and

•	potential misappropriation of our intellectual property.

     These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships.

     In addition, we use a limited number of subcontractors to assemble a significant portion of our products. If one or more of these subcontractors experiences financial, operational, production or quality assurance difficulties, we could experience a reduction or interruption in supply. Although we believe alternative subcontractors are available, our operating results could temporarily suffer until our engages one or more of those alternative subcontractors.

Our markets are subject to technological change and our success depends on our ability to develop and introduce new products.

     The markets for our products are characterized by:

•	changing technologies;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	product obsolescence.

     To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost effective and timely manner and continue to expand our technical and design expertise. Failure to do so could cause us to lose our competitive position and seriously impact our future revenues.

Our operating expenses are relatively fixed, and we may order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

18.

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

     In addition, approximately 15% of our revenues in fiscal year 2002 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

     Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

Business interruptions may damage our facilities or those of our suppliers.

     Our operations are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and does not have backup generators. Our corporate headquarters in California is located near major earthquake fault lines and has experienced earthquakes in the past. California also has recently been subject to shortages of electrical power and is subject to power outages. If power outages occur, our ability to conduct administrative matters and test our products could be seriously impaired, which could harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

19.

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

     Approximately 15% of our net revenues in fiscal year 2002 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

ABB AG and Nathan Zommer, Ph.D. own a controlling interest in our common stock.

     ABB AG and Nathan Zommer, Ph.D., our president and chief executive officer, collectively beneficially own, as of June 19, 2002, and assuming the issuance of the approximately 4.89 million shares of IXYS common stock to be issued in connection with our acquisition of Clare, Inc., approximately 42.4% of the outstanding shares of our common stock. As a result, ABB AG and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management” provided elsewhere in this Annual Report on Form 10-K.

The anti-takeover provisions of our amended and restated certificate of incorporation and of the Delaware General Corporation Law may delay, defer or prevent a change of control.

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

     Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it more difficult for us to be acquired without the consent of our board of directors and management.

20.

ITEM 2.  PROPERTIES

     IXYS’ administrative, marketing, development and manufacturing facilities are located in Santa Clara, California, Lampertheim, Germany and Chippenham, England. The Santa Clara facility consists of approximately 20,000 square feet under a lease that expires January 31, 2004. We have an option to extend the lease for five years. The base rent under this lease is approximately $330,000 per year. The Lampertheim facility, which we own, consists of approximately 170,000 square feet. The Chippenham facility consists of approximately 100,000 square feet under a lease that expires December 19, 2022. The base rent under this lease is approximately $327,000 per year. We believe that our current facilities will be adequate through at least fiscal year 2003 and that suitable additional space will be available in the future as needed on commercially reasonably terms.

21.

ITEM 3.  LEGAL PROCEEDINGS

     On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against us contend that our alleged infringement of International Rectifier’s patents has been and continues to be willful and deliberate. The complaint seeks to enjoin us from further infringement and requests an award of actual monetary damages on sales of products that are claimed to infringe International Rectifier’s patents. International Rectifier also seeks to have the damages trebled.

     We answered the complaint, denying any infringement and asserting that the International Rectifier patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit. We also contended that International Rectifier’s claims are barred by reason of the doctrines of estoppel and laches. Trial in this case had been originally scheduled for June 12, 2001; however, the U.S. District Court has repeatedly continued the trial date, which is currently set for July 30, 2002.

     The U.S. District Court has also granted motions for summary adjudication dismissing all of our affirmative defenses and decided that certain of our power MOSFETs and IGBTs infringe certain claims of each of International Rectifier’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. Furthermore, on May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On motion by us, the United States Court of Appeals for the Federal Circuit stayed the injunction, pending further review.

     International Rectifier also contends that our importation into the United States of certain IXYS-designed MOSFET products manufactured for us by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party (the “Samsung Injunction”). In February 2001, International Rectifier served Samsung and us with a Post-Judgment Ex Parte Application for Order to Show Cause Re Contempt seeking, among other things, an enforcement of the Samsung Injunction enjoining our importation into the United States of the allegedly-infringing products, and an appropriate fine. We responded by filing a motion requesting clarification of the Samsung Injunction, or if the Samsung Injunction is construed to cover our products, modification of the Samsung Injunction to exclude IXYS devices. Argument concerning the Order to Show Cause was held in May 2001, at which time the U.S. District Court remarked that we were bound by the Samsung Injunction, and that we and Samsung were attempting to subvert the Samsung Injunction by having us take delivery outside the United States of the allegedly-infringing products. At that time, the U.S. District Court deferred a decision as to whether we and Samsung were in contempt. In March 2002, no decision having been reached on its earlier motion, we renewed and amended our motion to clarify, modify or vacate the Samsung Injunction as to IXYS devices. On March 19, 2002, the U.S. District Court adopted and entered Interim Findings of Fact and Conclusions of Law that decided, among other things, that we were bound by, and IXYS devices are not excepted from, the Samsung Injunction. On April 1, 2002, the U.S. District Court denied our renewed motion to clarify, modify or vacate the Samsung Injunction. We immediately appealed each of these rulings to the Court of Appeals for the Federal Circuit and requested a stay of the Samsung Injunction as to IXYS devices pending outcome of these appeals. The Court of Appeals for the Federal Circuit granted the motion to stay the Samsung Injunction pending further review, and on June 12, 2002, entered a ruling on the merits of the request for stay of injunction, granting our motion to stay pending appeal.

     It remains our intent to continue to contest the claims of International Rectifier vigorously. Furthermore, we expect to appeal any ruling of contempt. While we believe our defenses to the various claims and our arguments on appeal are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

     In response to International Rectifier’s claims, Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are

22.

considering Samsung’s request in light of the terms of the wafer supply agreement between us and Samsung. While we believe that neither IXYS nor Samsung is or could be in violation of the injunction for various reasons we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to defend and indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to our financial condition and results of operations.

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

     On March 23, 2001, a public hearing took place in Mannheim, Germany, and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to us information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices, as calculated by the information to be provided to us by International Rectifier. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. Subsequent to a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in our favor and the judgment entered by the County Court of Mannheim is now final. Notwithstanding this appeal, IXYS had begun enforcing the judgment of the County Court of Mannheim; in order to do so IXYS was required to pay (EUR) 532,000 as a form of bond to be held by the County Court of Mannheim. In lieu of the bond, the court accepted a bank guarantee. Although International Rectifier has a right to appeal the ruling of the Appeals Court in Karlsruhe, the bond may be returned to IXYS and IXYS may continue to enforce the judgment of the County Court of Mannheim. International Rectifier has also begun to disclose information to IXYS pursuant to the judgment for purposes of calculating our damages award.

     On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier’s arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in our favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, we are permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. Hearings on the merits of the law suit were held on December 12, 2001, January 24 2002 and February 21, 2002. It could be as long as several years before a judgment on the merits is rendered.

     While we believe our claims against International Rectifier in the Civil Court of Monza, Italy are meritorious, there can be no assurance of a favorable outcome. We do not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on our results of operations, financial performance or liquidity.

23.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

24.

PART  II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     IXYS’ common stock has been trading on The Nasdaq National Market under the symbol “SYXI” since August 21, 2000. Prior to August 21, 2000, our common stock traded on The Nasdaq SmallCap Market. The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by The Nasdaq National Market since August 21, 2000, and for all periods prior to that date the high and low sale prices per share of our common stock as reported by The Nasdaq SmallCap Market:

	High	Low

Fiscal year ending March 31, 2002
First Quarter	$19.45	$10.20
Second Quarter	$15.30	$4.27
Third Quarter	$8.20	$5.13
Fourth Quarter	$12.55	$7.25
Fiscal year ending March 31, 2001
First Quarter	$34.50	$4.66
Second Quarter	$45.38	$20.50
Third Quarter	$29.75	$11.00
Fourth Quarter	$27.75	$11.53

     IXYS completed a two-for-one stock split of its common stock on August 10, 2000. Share prices have been adjusted to give effect to the stock split.

Dividends

     To date, IXYS has never declared or paid cash dividends.

Securities Authorized for Issuance under IXYS Equity Compensation Plans

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	3,758,845	$5.05	2,749,276
Equity compensation plans not approved by security holders	—	—	—

Total	3,758,845	$5.05	2,749,276

25.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2002, 2001 and 2000 and the balance sheet data as of March 31, 2002 and 2001 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 1999 and 1998 and the balance sheet data as of March 31, 2000, 1999 and 1998 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,

	2002	2001		2000	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$82,821	$111,389		$76,627	$66,523	$56,856
Cost of goods sold	56,918	69,967		49,290	44,939	38,048

Gross profit	25,903	41,422		27,337	21,584	18,808

Operating expenses:
Research, development and engineering	5,728	6,081		4,668	4,196	3,329
Selling, general and administrative	12,884	13,959		11,450	9,855	8,384
Writeoff of goodwill and in process research and development	—	—		—	10,401	—

Total operating expenses	18,612	20,040		16,118	24,452	11,713

Operating income (loss)	7,291	21,382		11,219	(2,868)	7,095

Interest income (expense), net	1,318	1,030		(417)	(993)	(431)
Gain (loss) on foreign currency transactions	(46)	119		184	37	183
Other (expense) income, net	(5,441)	(623	)(1)	(199)	669	3,466 (2)

Income (loss) before provision for income taxes	3,122	21,908		10,787	(3,155)	10,313
Provision for income taxes	(1,184)	(8,321)		(3,888)	(2,083)	(4,229)

Net income (loss)	$1,938	$13,587		$6,899	$(5,238)	$6,084

Net income (loss) per share — basic(3)	$0.07	$0.54		$0.29	$(0.28)	$0.80

Weighted average shares used in per share calculation — basic(3)	26,745	25,239		23,970	18,746	7,576

Net income (loss) per share — diluted(3)	$0.07	$0.49		$0.28	$(0.28)	$0.26

Weighted average shares used in per share calculation — diluted(3)	29,004	27,774		24,826	18,746	23,352

26.

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(in thousands)
Selected Operating Data:
Gross profit margin	31.3%	37.2%	35.7%	32.4%	33.1%
Depreciation and amortization	$5,835	$3,409	$3,352	$2,614	$1,525

	March 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,111	$44,795	$9,455	$7,087	$9,644
Working capital	81,399	82,007	30,345	24,409	13,834
Total assets	124,560	127,414	63,045	57,100	54,340
Total long-term obligations	12,261	8,307	12,182	13,794	40,807	(4)
Total stockholders’ equity (deficit)	95,219	92,724	30,897	25,720	(11,956)

(1)	Includes a $2.5 million net gain, which was comprised of a one-time payment for a technology license.

(2)	Includes $3.7 million of income from a settlement of patent litigation.

(3)	Shares used in per share calculation in fiscal years 1997 through 1999 have been restated to reflect IXYS shares outstanding as a result of the Paradigm merger, as described in the IXYS Annual Report on Form 10-K for the period ended March 31, 2001. In the Paradigm merger, each outstanding share was converted into 0.057842 shares.

(4)	Includes mandatory redeemable convertible preferred stock with par value of $0.01 per share at the amounts of $28,256 for fiscal year 1998.

27.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In September 1998, IXYS Corporation merged with Paradigm Technology, a Delaware corporation that designed and marketed SRAM products, in a transaction accounted for as a reverse merger. In the merger, Paradigm issued its common stock in exchange for all outstanding shares of our capital stock. At the conclusion of the merger, IXYS stockholders held approximately 96% of the combined company, and the historic accounting records of IXYS became those of the combined company. Accordingly, Paradigm formally changed its name to “IXYS Corporation.”

     In May 2000, we acquired Directed Energy, which gave us added scientific expertise and additional products related to laser diode drives, high voltage pulse generators and modulators. In connection with this acquisition, we issued 250,370 shares of our common stock to the former shareholders of Directed Energy.

     On June 10, 2002, we completed the acquisition of Clare, Inc., a provider of high-voltage analog and mixed-signal semiconductor integrated packages and discrete components for use in electronic communications, computer, and industrial equipment. In connection with this acquisition, we issued approximately 4.89 million shares of IXYS common stock to the holders of outstanding shares of Clare common stock and assumed options to purchase approximately 1.0 million shares of IXYS common stock. The acquisition will be accounted for under the purchase method of accounting.

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

     In fiscal year 2002, North American sales represented approximately 32.9%, and international sales represented approximately 67.1%, of our net revenues. Of our international sales, approximately 77.9% were derived from sales in Europe and the Middle East and approximately 22.1% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2002. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

     We relied on external foundries for approximately 44% of our wafer fabrication requirements in fiscal year 2002, and our utilization of external foundries is expected to grow. We have arrangements with four external wafer foundries, two of which produce substantially all of the wafers provided to us by external foundries. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 18 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

28.

Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for IXYS include inventories, valuation of plant, equipment and intangible assets, revenue recognition and other independent subcontractors, accounting for legal contingencies, and accounting for income taxes.

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve to eighteen months. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position.

     Valuation of Plant, Equipment, and Intangible Assets. We evaluate the recoverability of our plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of When Certain Events or Circumstances Indicate that the Carrying Amount Might Not be Recoverable.” This standard requires recognition of impairment of long-lived assets other than goodwill in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment evaluations involve management estimates of the useful lives of assets and future cash flows from such assets. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

     Revenue Recognition. We recognize revenue from product sales upon shipment provided that we have received a customer executed purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Specifically, our management must make estimates of potential future product returns and allowance for so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns discounts and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our warranty reserve is established based on our best estimate, based on historical experience, of the amounts necessary to repair or replace our product during the warrant period, which is generally one year. While we believe that our warranty reserve is adequate and the judgment applied is appropriate, such amounts estimated to repair or replace our product could differ materially from what will actually transpire in the future.

     Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as pensions or capital leases, for tax and accounting purposes. These differences result in differed tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

29.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

     Net Revenues. Net revenues for fiscal year 2002 were $82.8 million, a 25.6% decrease from net revenues of $111.4 million in fiscal year 2001. International net revenues were $55.6 million for fiscal year 2002, or 67.1% of net revenues, as compared to $66.8 million for fiscal year 2001, or 60.0% of net revenues.

     The decrease in net revenues for fiscal year 2002 from fiscal year 2001 is primarily related to an approximately 18.1% decrease in units shipped in fiscal year 2002 as compared to fiscal year 2001 and an approximately 14.9% decrease in average selling prices across our product lines. We believe that the decrease in unit sales volume was largely attributable to decreased demand for power conversion systems for communications infrastructure applications.

     Net revenues for fiscal year 2001 were $111.4 million, a 45.4% increase from net revenues of $76.6 million in fiscal year 2000. International net revenues were $66.8 million for fiscal year 2001, or 60.0% of net revenues, as compared to $47.6 million for fiscal year 2000, or 62.2% of net revenues.

     The increase in net revenues for fiscal year 2001 from fiscal year 2000 is primarily related to an approximately 60.1% increase in units shipped in fiscal year 2001 as compared to fiscal year 2000, offset by approximately 9.2% decrease in average selling prices across our product line. We believe that the increase in unit sales volume was largely attributable to increased demand for power conversion systems for communications infrastructure applications.

     Gross Profit. Gross profit was $25.9 million, or 31.3% of net revenues in fiscal year 2002, as compared to $41.4 million, or 37.2% of net revenues, in fiscal year 2001. The decrease in margins was primarily due to a 14.9% decrease in average selling price as well as a change in the mix of product sold.

     Gross profit was $41.4 million, or 37.2% of net revenues in fiscal year 2001, as compared to $27.3 million, or 35.7% of net revenues, in fiscal year 2000. The increase in margins was primarily due to increases in manufacturing efficiencies.

     Research, Development and Engineering. During fiscal year 2002, research, development and engineering (“R&D”) expense was $5.7 million, or 6.9% of net revenues, as compared to $6.1 million, or 5.5% of net revenues, in fiscal year 2001. The dollar decrease was due to a fewer number of research and development projects. As a percentage of revenues, R&D expense increased as a result of such expenses decreasing at a relatively slower rate than revenues.

     During fiscal year 2001, research, development and engineering (“R&D”) expense was $6.1 million, or 5.5% of net revenues, as compared to $4.7 million, or 6.1% of net revenues, in fiscal year 2000. The dollar increase was due to higher engineering headcount in fiscal year 2001, as well as an increase in the number of R&D projects. As a percentage of revenues, R&D expense decreased as a result of such expense increasing at a relatively slower rate than revenues

     Selling, General and Administrative. During fiscal year 2002, selling, general and administrative (“SG&A”) expense was $12.9 million, or 15.6% of net revenues, as compared to $14.0 million, or 12.5% of net revenues, in fiscal year 2001. The dollar amount decrease, which included a $150,000 reversal of accruals for contingencies that were resolved, reflects a decrease in expenses to support a lower revenue level.

30.

     During fiscal year 2001, selling, general and administrative (“SG&A”) expense was $14.0 million, or 12.6% of net revenues, as compared to $11.5 million, or 15.0% of net revenues, in fiscal year 2000. The dollar amount increase reflects an increase in expenses to support a higher revenue level.

     Interest Income (Expense). During fiscal year 2002, interest income was $1.4 million, as compared to of $1.0 million in fiscal year 2001. The increase is mainly due to interest received from the investment of the net proceeds from our secondary public offering during the whole fiscal year 2002.

     During fiscal year 2001, interest income was $1.0 million, as compared to interest expense of $(417,000) in fiscal year 2000. The increase is mainly due to interest received from the investment since October 2000 of the net proceeds from our secondary public offering.

     Other Income (Expense), Net. Other income (expense), net, including gain on foreign currency transactions, in fiscal year 2002 was $(5.5 million) as compared to $(504,000) in fiscal year 2001. The increase in other expense is mainly due to litigation defense costs of $4.6 million.

     Other income (expense), net, including gain on foreign currency transactions, in fiscal year 2001 was $(504,000), as compared to $(15,000) in fiscal year 2000 and included net litigation settlements of $2.5 million offset by litigation defense costs of $3.2 million.

     Provision For Income Taxes. The fiscal year 2002 provision for income taxes reflects an effective tax rate of 38% in fiscal year 2002, which remained unchanged from fiscal 2001.

     The fiscal year 2001 provision for income taxes reflects an effective tax rate of 38% in fiscal year 2001, as compared to the fiscal year 2000 provision of 36%.

Liquidity and Capital Resources

     Cash and Cash Equivalents. As of March 31, 2002, cash and cash equivalents were $32.1 million, a decrease of $12.7 million from cash and cash equivalents of $44.8 million at March 31, 2001, which was an increase of $35.3 million from cash and cash equivalents of $9.5 million at March 31, 2000. The decrease in cash and cash equivalents from fiscal years 2001 to 2002 was related to the acquisition of additional manufacturing equipment and cash used in the acquisition of Westcode. The increase in cash and cash equivalents from fiscal years 2000 to 2001 was primarily due to the $45.3 million in net proceeds received from the sale of our common stock in connection with an underwritten follow-on public offering in October 2000.

     Cash flows from operating activities. Net cash provided by operating activities in fiscal year 2002 was $1.2 million, which represents an increase of $12,000 from $1.2 million in fiscal year 2001. The increase in net cash provided by operating activities was primarily attributable to the liquidation of receivables, in the normal course of business, offset by decreases in accounts payable and accrued liabilities.

     Cash flows from investing activities. Net cash used in investing activities in fiscal year 2002 was $16.0 million. We invested $7.5 million for plant and equipment purchases to increase capacity in order to meet increased demand. In addition, we invested $8.6 million in the acquisition of Westcode Semiconductors Limited.

     Cash flows from financing activities. During fiscal year 2002, net cash provided by financing activities was $4.0 million, which was mainly due to proceeds from capital lease obligations.

     There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through September 2002. The line bears interest at the bank’s prime rate (4.5% at March 31, 2002). The line is collateralized by certain assets and contains certain general and financial covenants. At March 31, 2002, we had drawn $700,000 against such line of credit.

31.

     We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2002. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At March 31, 2002, there were no amounts being drawn against such line of credit.

     In Germany, at March 31, 2002, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

     In July 2000, a German bank issued to us a commitment letter for a (EUR) 3.8 million equipment lease facility. Our existing equipment leases, (EUR) 5.9 million at March 31, 2002, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to $512,000 deposited with the bank.

     In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to us up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2002, we had drawn $542,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

     In December 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006. Our accounts receivable at March 31, 2002 were $16.7 million, a decrease of 36.5% as compared to $26.3 million at March 31, 2001. Our inventories at March 31, 2002 were $46.3 million, an increase of 36.0% as compared to $34.0 million at March 31, 2001. Net plant and equipment at March 31, 2002 were $19.2 million, an increase of 37.8% as compared to $14.0 million at March 31, 2001.

     As of March 31, 2002, we had $32.1 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

     Details of IXYS’ contractual obligations and commitments as of March 31, 2002 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Line of Credit	$700	$700	$—	$—	$—
Term Loan	118	—	—	118	—
Capital Lease Obligations	7,840	2,673	4,590	577	—
Operating Leases	2,499	691	1,453	355	—
Purchase Obligations	1,680	1,680	—	—	—

Total Contractual Cash Obligations	$12,837	5,744	6,043	1,050	—

On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 2002, the line of credit was $5.0 million.

32.

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of SFAS No. 141 will not have a material effect on our results of operations or financial position.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. Our adoption date for SFAS No. 142 was April 1, 2002. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, ceased. As a result of the elimination of this amortization, other expense will decrease by approximately $232,000 annually for goodwill currently recognized.

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

     In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for the disposition of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.

33.

Selected Quarterly Financial Data (unaudited)

     The following supplemental financial information should be read in conjunction with IXYS’ financial statements and the related notes thereto, as well as IXYS Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The information regarding the quarters within the fiscal year ended March 31, 2002 and 2001 has been derived from IXYS’ unaudited financial statements incorporated by reference into this Annual Report on Form 10-K and, in the opinion of the management of IXYS, reflects all adjustments necessary for a fair presentation of the financial condition at such date and the results of operations for such periods. Historical results are not necessarily indicative of the results to be obtained in the future.

FISCAL YEAR ENDED MARCH 31, 2002

	Three Months Ended

	March 31	December 31	September 30	June 30

	(in thousands, except per share amounts)
Net revenues	$20,395	$16,082	$20,739	$25,605
Gross profit	5,615	4,950	7,033	8,306
Operating income	5,616	605	2,726	3,648
Net income (loss)	$(584)	$(105)	$1,041	$1,586
Basic net income (loss) per share applicable to common stockholder	$(0.02)	$0.00	$0.04	$0.06
Diluted net income per share applicable to common stockholders	$(0.02)	$0.00	$0.04	$0.05
Weighted average shares used in per share calculation
Basic	26,771	26,728	26,755	26,690
Diluted	26,771	26,728	28,837	29,180

FISCAL YEAR ENDED MARCH 31, 2001

	Three Months Ended

	March 31	December 31	September 30	June 30

	(In thousands, except per share amounts)
Net revenues	$32,008	$29,188	$26,919	$23,274
Gross profit	12,357	11,197	9,648	8,221
Operating income	6,720	5,722	4,916	4,025
Net income	$3,817	$3,388	$2,688	$3,694
Basic net income per share applicable to common stockholder	$0.15	$0.13	$0.11	$0.15
Diluted net income per share applicable to common stockholder	$0.13	$0.12	$0.10	$0.14
Weighted average shares used in per share calculation
Basic	26,000	25,971	24,425	23,984
Diluted	28,436	28,708	27,461	26,407

34.

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

     We are exposed to short-term fluctuations in interest rates as our line of credit in the US has a variable interest rate. An increase in interest rates would have an adverse impact on our interest expense. For example, under the current drawing on the line of credit, a 10% increase in interest rates would increase interest expense by $70,000.

     Foreign Currency Risk.

     International revenues from our foreign subsidiaries were approximately 52.7% of total revenues in fiscal year 2002. International sales are made mostly from our German subsidiary and are typically denominated in the euro. Our German subsidiary also incurs most of its expenses in the local currency. Our foreign subsidiaries use their respective local currencies as their functional currency.

     Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

35.

ITEM 8.  FINANCIAL STATEMENTS

     Our financial statements and supplementary data required by this Item are set forth at the pages indicated in the accompanying index. The Selected Quarterly Financial Data has been included at Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IXYS CORPORATION

36.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors IXYS Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of IXYS’ management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/   PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
May 20, 2002, except for Note 14 as to which the date is June 12, 2002

37.

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$32,111	$44,795
Restricted cash	205	387
Accounts receivable, net of allowance for doubtful accounts of $1,045 in 2002 and $2,823 in 2001	16,697	26,303
Inventories	46,317	34,035
Prepaid expenses	596	309
Deferred income taxes	2,553	2,561

Total current assets	98,479	108,390
Plant and equipment, net	19,238	13,960
Other assets	4,828	4,749
Deferred income taxes	2,015	315

Total assets	$124,560	$127,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,391	$1,737
Current portion of notes payable to bank	700	754
Accounts payable	5,606	10,649
Accrued expenses and other liabilities	8,383	13,243

Total current liabilities	17,080	26,383
Capitalized lease obligations, net of current portion	4,770	3,425
Loan payable	118	—
Pension liabilities	7,373	4,882

Total liabilities	29,341	34,690

Commitments and contingencies (Note 6)

Stockholders Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares issued and outstanding: 26,902,192 shares in 2002 and 26,662,132 shares in 2001	268	267
Additional paid-in capital	92,785	91,873
Notes receivable from stockholders	(853)	(823)
Retained earnings	5,827	3,889
Accumulated other comprehensive loss	(2,363)	(2,482)
Less cost of treasury stock: 75,000 common shares in 2002 and 0 common shares in 2001 respectively	(445)	—

Stockholders’ equity	95,219	92,724

Total liabilities and stockholders’ equity	$124,560	$127,414

The accompanying notes are an integral part of these consolidated financial statements.

38.

IXYS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,

	2002	2001	2000

Net revenues	$82,821	$111,389	$76,627
Cost of goods sold	56,918	69,967	49,290

Gross profit	25,903	41,422	27,337

Operating expenses:
Research, development and engineering	5,728	6,081	4,668
Selling, general and administrative	12,884	13,959	11,450

Total operating expenses	18,612	20,040	16,118

Operating income	7,291	21,382	11,219
Interest income	1,509	1,504	—
Interest expense	(191)	(474)	(417)
Other income (expense):
Gain (loss) on foreign currency transactions	(46)	119	184
Litigation defense costs	(4,635)	(3,258)	—
Litigation settlements	—	2,520	—
Other income (expense)	(806)	115	(199)

Income before income tax provision	3,122	21,908	10,787
Provision for income tax	(1,184)	(8,321)	(3,888)

Net income	$1,938	$13,587	$6,899

Net income per share—basic	$0.07	$0.54	$0.29

Weighted average shares used in per share calculation—basic	26,745	25,239	23,970

Net income per share—diluted	$0.07	$0.49	$0.28

Weighted average shares used in per share calculation—diluted	29,004	27,774	24,826

The accompanying notes are an integral part of these consolidated financial statements.

39.

IXYS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,

	2002	2001	2000

Net income	$1,938	$13,587	$6,899
Other comprehensive income (loss):
Foreign currency translation adjustments	119	(494)	(1,824)

Comprehensive income	$2,057	$13,093	$5,075

The accompanying notes are an integral part of these consolidated financial statements.

40.

IXYS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

				Notes	Retained	Accumulated
			Additional	Receivable	Earnings/	Other	Total
			Paid-In	from	(Accumulated	Comprehen-	Stockholders
	Shares	Amount	Capital	Stockholders	Deficit)	sive Loss	Equity

Balances, March 31, 1999	23,974	$240	$43,177	$(936)	$(16,597)	$(164)	$25,720
Exercise of stock options	50	—	27	—	—	—	27
Exercise of warrants	24	—	—	—	—	—	—
Payment of notes receivable from stockholders	—	—	—	75	—	—	75
Foreign currency translations adjustment	—	—	—	—	—	(1,824)	(1,824)
Net income	—	—	—	—	6,899	—	6,899

Balances, March 31, 2000	24,048	240	43,204	(861)	(9,698)	(1,988)	30,897
Exercise of stock options	213	2	406	—	—	—	408
Issuance of common stock for the acquisition of Directed Energy	250	3	2,797	—	—	—	2,800
Issuance of common stock under the Employee Stock Purchase Plan	55	1	237	—	—	—	238
Exercise of warrants	96	1	(1)	—	—	—	—
Payment on notes receivable from stockholders	—	—	—	38	—	—	38
Foreign currency translation adjustments	—	—	—	—	—	(494)	(494)
Issuance of Common Stock from secondary offering at $24.50 per share, net of issuance cost of $1,070	2,000	20	45,230	—	—	—	42,250
Net income	—	—	—	—	13,587	—	13,587

Balances, March 31, 2001	26,662	267	91,873	(823)	3,889	(2,482)	92,724
Exercise of stock options	196	2	598	—	—	—	600
Issuance of common stock under the Employee Stock Purchase Plan	44	—	313	—	—	—	313
Repurchase of common stock	(75)	(1)	(444)	—	—	—	(445)
Issuance of notes receivable	—	—	—	(30)	—	—	(30)
Foreign currency translation adjustments	—	—	—	—	—	119	119
Net income	—	—	—	—	1,938	—	1,938

Balances, March 31, 2002	26,827	$268	$92,340	$(853)	$5,827	$(2,363)	$95,219

The accompanying notes are an integral part of these consolidated financial statements.

41.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$1,938	$13,587	$6,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,835	3,409	3,352
Provision for accounts receivable reserves	7,029	6,101	852
Provision for excess and obsolete inventories	790	1,854	(668)
(Gain) loss on disposal of fixed assets	287	(8)	12
(Loss) gain on foreign currency transactions	(355)	[63 ]	(929)
Deferred income taxes	861	(466)	247
Changes in operating assets and liabilities
Accounts receivable	6,445	(15,996)	(6,779)
Inventories	(8,574)	(14,992)	(1,699)
Prepaid expenses and other current assets	(71)	257	567)
Other assets	251	(972)	(73)
Accounts payable	(7,356)	5,348	566
Accrued expenses and other liabilities	(5,603)	2,805	3,915
Pension liabilities	(252)	373	—

Net cash provided by operating activities	1,225	1,237	5,128

Cash flows used in investing activities:
Purchases of plant and equipment	(7,502)	(4,262)	(1,775)
Acquisition of Directed Energy Inc., net of cash acquired	—	135	—
Acquisition of Westcode Semiconductor, Inc., net of cash acquired	(8,529)	—	—
Proceeds from sale of plant and equipment	6	163	42

Net cash used in investing activities	(16,025)	(3,964)	(1,733)

Cash flows from financing activities:
Proceeds from capital lease obligations	4,249	1,044	402
Restricted cash decrease (increase)	182	(83)	1,089
Principal payments on capital lease obligations	(2,734)	(2,017)	(214)
Repayment of notes payable to bank	(54)	(6,379)	(1,418)
Proceeds from secondary offering	—	45,250	—
Proceeds from notes receivables	99	38	75
Proceeds from issuance of common stock under the employee stock purchase plan	313	238	—
Proceeds from exercise of stock options	600	408	28
Purchase of treasury stock	(445)	—	—

Net cash provided by (used in) financing activities	2,210	38,499	(38)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(94)	(432)	(989)

Net increase (decrease) in cash and cash equivalents	(12,684)	35,340	2,368
Cash and cash equivalents at beginning of year	44,795	9,455	7,087

Cash and cash equivalents at end of year	$32,111	$44,795	$9,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$191	$388	$467
Cash paid during the period for income taxes	3,694	6,704	2,701
Supplemental Schedule of Noncash Investing and Financing Activities:
Purchase of fixed assets under capital lease	621	3,277	1,296
Conversion of mandatorily convertible preferred stock	—	—	—
Common stock issued for Paradigm assets	—	—	—
Common stock issued for Directed Energy, net assets	—	2,800	—

The accompanying notes are an integral part of these consolidated financial statements.

42.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF IXYS:

     IXYS Corporation (“IXYS” or the “Registrant”) designs, develops and markets power semiconductors, digital and analog Integrated Circuits (ICs), and high speed, high density Static Random Access Memory (SRAM). Power semiconductors are used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS’ power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS’ target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on higher power semiconductors. IXYS sells power semiconductors, including power MOSFETs, insulated gate bipolar transistors (IGBTs), thyristors (silicon controlled rectifiers or “SCRs”) and rectifiers, including fast recovery epitaxial diodes (FREDs). SRAM products are for uses in telecommunication devices, workstations and high performance PCs to OEMs and distributors in the United States, Europe and the Far East.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:

     The consolidated financial statements include the accounts of IXYS and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from IXYS’ estimates.

     Foreign Currency Translation:

     The local currency is considered to be the functional currency of IXYS’ wholly owned subsidiaries, IXYS Semiconductor GmbH (“IXYS GmbH”), IXYS CH GmbH (“IXYS CH”), IXYS Berlin GmbH (“IXYS Berlin”) and Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH, IXYS CH, IXYS Berlin and Westcode into U.S. dollars are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

     Cash Equivalents:

     IXYS considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.

43.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Reclassifications:

     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

     Inventories:

     Inventories, consisting primarily of bipolar devices, transistors, diodes and integrated circuits for furnished goods and wafers, are stated at the lower of cost or market value. Cost is determined on a standard cost basis which approximates actual costs determined on a first-in, first-out (FIFO) method.

     Plant and Equipment:

     Plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for buildings. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’ accounts and the resulting gains or losses are reflected in the statements of operations. IXYS’ policy is to regularly review the carrying value of specialized assets to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

     Impairment of Long Lived Assets

     IXYS reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of depreciated cost or fair market value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Recoverability of an asset is measured by comparison of its carrying amount to future undiscounted net cash flows that the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets.

     Revenue Recognition:

     Revenue from power semiconductor product sales is recognized upon shipment, provided that a customer signed purchase order was received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical returns discounts, current economic trends and changes in customer demand. Reserves for warranties are recorded at the time of shipment for amounts necessary to replace or repair products during the warranty period, which is generally one year.

     Advertising:

     IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2002, 2001 and 2000 was $299,000, $379,000 and $392,000, respectively.

     Research and Development:

     Research and development costs are charged to operations as incurred.

44.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Income Taxes:

     IXYS’ provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Other Income and Expense

     Other income and expense primarily consists of legal expenses, gains and losses on foreign currency transactions and gains and losses on sales of fixed assets.

     Net Income Per Share:

     Basic earnings per share is computed by dividing net income by the weighted- average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of options or other securities into common stock. Diluted net income per share for fiscal years 2002, 2001 and 2000 do not include the effect of 207,800, 178,300, and 704,894 common equivalent shares, respectively, because their effect would have been anti-dilutive.

     Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of SFAS No. 141 will not have a material effect on IXYS’ results of operations or financial position.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. IXYS’ adoption date will be April 1, 2002. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $232,000 annually for goodwill currently recognized.

     As required by SFAS No. 142, IXYS will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, IXYS will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS No. 142 transitional goodwill impairment test, IXYS will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, it will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. IXYS will then have up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, IXYS will then perform the second step of the transitional impairment test. If necessary, in the second step, IXYS will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. IXYS will record a transitional impairment loss for the excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value. SFAS No. 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.

     In connection with the SFAS No. 142 indefinite-lived intangible asset impairment test, IXYS will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts. If the carrying

45.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of an indefinite-lived intangible asset exceeds its fair value, IXYS will recognize an impairment loss in an amount equal to that excess.

     IXYS has not yet determined the impact of the provisions of the impairment test under SFAS No. 142 on its results of operations and financial position; management does expect the adoption of SFAS No. 142 to have a material impact on its financial position and results of operations.

     In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of long-lived Assets and Long-Lived Assets to be Disposed of” and Accounting Principles Board (APB) Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. IXYS does not expect the adoption of SFAS No. 144 to have a material impact on its financial position and results of operations.

     Comprehensive Income:

     IXYS adopted SFAS No. 130, “Accounting for Comprehensive Income,” during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. IXYS’ change in the cumulative translation adjustment represent the only component of comprehensive income which is excluded from net income for 2002 and prior years.

Business Risks:

     Dependence on Third Parties for Wafer Fabrication and Assembly:

     IXYS manufactures approximately 56% of its wafers, an integral component of its products, in its wholly owned facility in Germany. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’ business, financial condition and results of operations would be materially and adversely affected.

     Dependence on Suppliers:

     IXYS purchases silicon wafers from three vendors with whom IXYS does not have long term supply agreements. Any of these suppliers could eliminate or terminate IXYS’ supply of wafers at any time. IXYS’ reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

     Concentration of Credit Risk:

     IXYS invests its excess cash primarily in short-term time deposit accounts with a major German bank and money market accounts with a U.S. bank. Additionally, IXYS invests in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. IXYS has not experienced any losses on such investments.

46.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material.

     At March 31, 2002, no customer accounted for greater than 10% of accounts receivable. At March 31, 2001, one customer accounted for 13% of accounts receivable.

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

     Fair Value of Financial Instruments:

     Carrying amounts of certain of IXYS’ financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes and loans payable to bank and notes receivable from shareholders approximate fair value.

     Stock-Based Compensation Plans:

     IXYS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’ stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’ policy is to grant options with an exercise price equal to the quoted market price of IXYS’ stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

3.  ACQUISITIONS

     Westcode Semiconductors Limited

     On January 22, 2002, IXYS completed the acquisition of Westcode Semiconductor Limited (“Westcode”), a power semiconductor manufacturer based in the United Kingdom. Westcode manufactures high voltage power semiconductors. The primary reason for IXYS acquiring Westcode was to provide IXYS with access to higher voltage market segments especially in Europe and to acquire a skilled manufacturing workforce. The acquisition has been accounted for as a purchase with a total cost of $9,260,000, which consisted of cash consideration of $9,000,000 and $260,000 of direct transaction costs. In connection with the acquisition, IXYS has also assumed liabilities of $6,039,000. Westcode’s results of operations are included in the financial statements from the date of acquisition. Intangible assets acquired were not material. The assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

The total purchase price and the purchase price allocation of the Westcode acquisition were as follows (in thousands):

Cash consideration	$9,000
Direct costs of acquisition	260

Total purchase price	$9,260

47.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net assets, at fair value, acquired are as follows (in thousands):

Tangible assets acquired:
Current assets	$10,691
Property, plant and equipment	5,742

Total tangible assets:		$16,433
Prepaid expenses and deferred tax assets		2,529
Liabilities assumed:
Accounts payable and other current liabilities	(4,899)
Pension liabilities	(2,583)

Total liabilities assumed:		(7,482)

Net assets acquired, at fair value		11,480
Purchase Price		9,260

Excess of fair value of net assets acquired over purchase price		$2,220

     The excess of fair value of net assets acquired over costs has been allocated to proportionately reduce the fair values of plant and equipment and to recognize deferred taxes as follows (in thousands):

				Book value of
		As % of	Proportionate	plant and
	Fair Value	Total	allocation	equipment

Technical machinery and equipment	$5,505	95.9%	$(1,982)	$3,523
Transportation equipment and other	237	4.1%	(85)	152

Total plant and equipment	$5,742	100.0%	(2,067)	$3,675

Recognition of a deferred taxes:			(153)

Total allocation of excess of fair value of net assets acquired over costs:			$(2,220)

     Pro Forma Disclosure (in thousands, except per share data):

     The following unaudited proforma combined amounts give effect to the acquisitions of Westcode as if the acquisitions had occurred on March 31, 2000 and March 31, 2001. On a proforma basis, the results of operations of Westcode for the years ended December 31, 2000 and December 31, 2001 are consolidated with IXYS’ results for the years ended March 31, 2001 and March 31, 2002. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

48.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended March 31,

	2002	2001

	(unaudited)
Revenue	$109,719	$141,023
Net income	1,187	13,450
Net income per share — basic	0.04	0.53
Net income per share — diluted	0.04	0.48
Shares used in per share calculations:
Basic	26,745	25,239
Diluted	29,004	27,774

     Directed Energy, Inc.:

     On May 16, 2000, IXYS completed the acquisition of Directed Energy, Inc. in a stock-for-stock acquisition. In connection with the acquisition, IXYS issued 250,370 shares of IXYS’ common stock in exchange for all the issued and outstanding capital stock of Directed Energy, Inc. The shares issued in the transaction reflect a total purchase price of $2.8 million.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price of $2.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of May 16, 2000. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $2.32 million was allocated to goodwill and it is being amortized over its estimated useful life of 10 years. The effects of the acquisition on IXYS’ financial statements are not material.

4.  BALANCE SHEET DETAILS

     Accounts Receivable Movement (in thousands):

	Balance at
	beginning of	Additions /	Translation	Balance at
	period	(Deductions)	adjustments	end of period

Allowance for doubtful accounts
Year ended March 31, 2002	$2,823	$(1,776)	$(2)	$1,045
Year ended March 31, 2001	$1,427	$1,416	$(20)	$2,823
Year ended March 31, 2000	$600	$852	$(25)	$1,427

     Inventories:

     Inventories consist of the following (in thousands):

	March 31,

	2002	2001

Raw materials	$5,494	$3,888
Work in process	32,299	21,114
Finished goods	8,524	9,033

	$46,317	$34,035

49.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Plant and Equipment:

     Plant and equipment consists of the following (in thousands):

	March 31,

	2002	2001

Buildings	$4,297	$4,806
Equipment owned	26,275	17,876
Equipment capital leases	13,542	10,801
Leasehold improvements	70	129

	44,184	33,612
Accumulated depreciation—owned plant and equipment	(16,748)	(13,189)
Accumulated amortization—capital leases	(8,198)	(6,463)

	$19,238	$13,960

     Depreciation and amortization expense for fiscal years ended March 31, 2002, 2001 and 2000 amounted to $5,835,000, $3,409,000 and $3,352,000, respectively.

     Other Assets:

     Other assets consists of the following (in thousands):

	March 31,

	2002	2001

Loans	$2,760	$1,871
Goodwill	1,896	2,127
Other	172	751

	$4,828	$4,749

     Accrued Expenses and Other Liabilities:

     Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,

	2002	2001

Accrued compensation	$2,376	$2,465
Warranty	600	692
Income taxes	1,717	5,500
Other accrued goods and services	3,690	4,586

	$8,383	$13,243

5.  BORROWING ARRANGEMENTS:

     IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5.0 million. The loan bears interest at the bank’s prime rate 4.5% at March 31, 2002, payable monthly, and matures in September 2002. The loan is collateralized by certain assets and contains certain general and financial

50.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2002, IXYS has drawn $700,000 against the loan. IXYS has another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2002. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At March 31, 2002, there were no amounts being drawn down against such line of credit.

     In Germany, at March 31, 2001, IXYS had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility. In July 2000, a German bank issued to IXYS a commitment letter for a DM 7.5 million equipment lease facility. IXYS’ existing equipment leases, DM 3.0 million at March 31, 2002, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to DM 1.0 million deposited with the bank.

     In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS up to DM 9.9 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2002, IXYS had drawn DM 676,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

     In December 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

6.  COMMITMENTS AND CONTINGENCIES:

     Commitments:

     IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2002 at interest rates of 6.5% to 10.2%.

     IXYS rents certain of its facilities under operating leases which expire in 2004. IXYS is responsible for insurance and property taxes.

     Future minimum lease payment under capital and operating leases are (in thousands):

	Capital Leases	Operating Leases

Fiscal year ending March 31,
2003	$2,673	$691
2004	2,449	723
2005	1,654	375
2006	487	355
Thereafter	577	355

Total minimum payments	7,840	$2,499

Less: interest	679

	7,161
Less: current portion	(2,391)

Long-term lease obligation	$4,770

     Rent expense for fiscal years ended March 31, 2002, 2001 and 2000 amounted to $438,000, $378,000 and $388,000, respectively.

51.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of March 31, 2002, 2001 and 2000, IXYS had cash deposits with a financial institution of $205,000, $387,000 and $304,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit which is included in restricted cash on the Company's balance sheets.

     As of March 31, 2002, IXYS is committed to purchase $1.68 million of inventory from a supplier of IXYS.

     On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 31, 2002, the line of credit was $5.0 million.

Legal Proceedings

     On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’ products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contends that IXYS’ alleged infringement of International Rectifier’s patents has been and continues to be willful and deliberate. The complaint seeks to enjoin IXYS from further infringement and requests an award of actual monetary damages on sales of products that are claimed to infringe International Rectifier’s patents. International Rectifier also seeks to have the damages trebled.

     IXYS answered the complaint, denying any infringement and asserting that the International Rectifier patents are invalid and unenforceable for, among other reasons, failure of International Rectifier to properly disclose known prior art during its prosecution of the patents in suit. IXYS also contended that International Rectifier’s claims are barred by reason of the doctrines of estoppel and laches. Trial in this case had been originally scheduled for June 12, 2001; however, the U.S. District Court has repeatedly continued the trial date, which is currently set for July 30, 2002.

     The U.S. District Court has also granted motions for summary adjudication dismissing all of IXYS’ affirmative defenses and decided that certain of IXYS’ power MOSFETs and IGBTs infringe certain claims of each of International Rectifier’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.

     International Rectifier also contends that IXYS’ importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party (the “Samsung Injunction”). In February 2001, International Rectifier served Samsung and IXYS with a Post-Judgment Ex Parte Application for Order to Show Cause Re Contempt seeking, among other things, an enforcement of the Samsung Injunction enjoining IXYS’ importation into the United States of the allegedly-infringing products, and an appropriate fine. IXYS responded by filing a motion requesting clarification of the Samsung Injunction, or if the Samsung Injunction is construed to cover IXYS products, modification of the Samsung Injunction to exclude IXYS devices. Argument concerning the Order to Show Cause was held in May 2001, at which time the U.S. District Court remarked that IXYS was bound by the Samsung Injunction, and that IXYS and Samsung were attempting to subvert the Samsung Injunction by having IXYS take delivery outside the United States of the allegedly-infringing products. At that time, the U.S. District Court deferred a decision as to whether IXYS and Samsung were in contempt. In March 2002, no decision having been reached on its earlier motion, IXYS renewed and amended its motion to clarify, modify or vacate the Samsung Injunction as to IXYS devices. On March 19, 2002, the U.S. District Court adopted and entered Interim Findings of Fact and Conclusions of Law that decided, among other things, that IXYS is bound by, and IXYS devices are not excepted from, the Samsung Injunction. On April 1, 2002, the U.S. District Court denied IXYS’ renewed motion to clarify, modify or vacate the Samsung Injunction. IXYS immediately appealed each of these rulings to the Court of Appeals for the Federal Circuit and requested a stay of

52.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Samsung Injunction as to IXYS devices pending outcome of these appeals.

     It remains IXYS’ intent to continue to contest the claims of International Rectifier vigorously. Furthermore, IXYS expects to appeal any ruling of contempt. While IXYS believes its defenses to the various claims and its arguments on appeal are meritorious, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to IXYS’ financial condition and results of operations.

     In response to International Rectifier’s claims, Samsung contends that IXYS is contractually obligated under the terms of IXYS’ wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is considering Samsung’s request in light of the terms of the wafer supply agreement between IXYS and Samsung. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS’ designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to IXYS’ financial condition and results of operations.

     In November 2000, IXYS filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of IXYS’ German patents. These patents cover key design features of IXYS’ proprietary integrated power module technology, which the lawsuit alleged International Rectifier had been infringing in products sold in Germany. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier.

     On March 23, 2001, a public hearing took place in Mannheim, Germany, and International Rectifier did not deny making use of the above patents. On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS’ favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS’ German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. In addition, International Rectifier was ordered to disclose to IXYS information about its previous sales activity, offers of sales, advertisements, production costs and profits concerning the infringed patents. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices, as calculated by the information to be provided to IXYS by International Rectifier. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. Subsequent to a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in favor of IXYS and the judgment entered by the County Court of Mannheim is now final. Notwithstanding this appeal, IXYS had begun enforcing the judgment of the County Court of Mannheim; in order to do so IXYS was required to pay (EUR) 532,000 as a form of bond to be held by the County Court of Mannheim. In lieu of the bond, the court accepted a bank guarantee. Although International Rectifier has a right to appeal the ruling of the Appeals Court in Karlsruhe, the bond may be returned to IXYS and IXYS may continue to enforce the judgment of the County Court of Mannheim. International Rectifier has also begun to disclose information to IXYS pursuant to the judgment for purposes of calculating our damages award.

     On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS’ European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS’ patents and an injunction against further production of such modules by International Rectifier in Italy. At a hearing on March 8, 2001, the judge rejected International Rectifier’s arguments that the Monza tribunal was not competent to hear the case and nominated an expert to comment on the technical details of the alleged patent infringement. Following the scheduled submission of technical writs by the parties in May 2001, the expert submitted written comments in June 2001. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in IXYS’ favor with respect to certain

53.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, IXYS is permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. Hearings on the merits of the law suit were held on December 12, 2001, January 24 2002 and February 21, 2002. It could be as long as several years before a judgment on the merits is rendered.

     While IXYS believes its claims against International Rectifier in the Civil Court of Monza, Italy are meritorious, there can be no assurance of a favorable outcome. IXYS does not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on the results of operations, financial performance or liquidity of IXYS.

7.  COMMON STOCK:

     A two-for-one split of IXYS’ common stock was effected on August 10, 2000 and was applicable to stockholders of record on July 20, 2000. Reference to share and per share data in the accompanying consolidated financial statements give effect to the stock split.

     Warrants:

     IXYS has outstanding warrants exercisable for 266 shares of IXYS common stock, with an exercise price of $225.00 per share, all of which expire in June, 2002.

     Stock Purchase and Stock Option Plans:

     IXYS has the 1999 Non-Employee Directors’ Equity Incentive Plan and the 1999 Equity Incentive Plan (the “Plans”) under which incentive stock options may be granted not less than 85% of fair market value at the time of grant. The options once granted expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. The 1994 Stock Option Plan was terminated in May 1999.

     Stock option activity under the Plans is summarized below (in thousands, except share data):

		Options Outstanding			Weighted
	Shares				Average
	Available	Number			Exercise
	for Grant	of Shares	Exercise Price	Total	Price

Balances, March 31, 1999	30,762	704,894	$0.01-$3.81	$2,021	$2.87
New authorized	4,500,000	—	—	—	—
Options granted	(2,790,000)	2,790,000	$2.13-$3.63	8,674	$3.11
Options exercised	—	(51,034)	$0.01-$1.30	(32)	$0.63
Options canceled	150,000	(150,000)	$2.13	(318)	$2.12

Balances, March 31, 2000	1,890,762	3,293,860	$0.01-$3.81	$10,345	$3.14
New authorized	830,467
Options granted	(178,300)	178,300	$19.00-$29.50	4,308	$24.16
Options exercised	—	(213,342)	$0.01-$4.44	(408)	$1.91

54.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Options Outstanding			Weighted
	Shares				Average
	Available	Number			Exercise
	for Grant	of Shares	Exercise Price	Total	Price

Options canceled	73,420	(73,420)	$0.01-$3.63	(222)	$3.02

Balances, March 31, 2001	2,616,349	3,185,398	$0.01-$29.50	$14,023	$4.40

New authorized	901,621	—	—	—	—
Options granted	(782,800)	782,800	$6.60-$15.48	4,878	$7.14
Options exercised		(195,513)	$0.0085-$3.625	(600)	$3.12
Options canceled	14,106	(14,106)	$19.00	(268)	$19.00

Balances, March 31, 2002	2,749,276	3,758,579		$18,033	$4.84

     The following table summarizes information about stock options outstanding at March 31, 2002:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average	Number	Average
	Number	Contractual	Exercise	of	Exercise
Exercise Price	of Shares	Life	Price	Shares	Price

$0.01-0.01	3,470	1.6	$0.01	3,470	$0.01
0.08-0.08	232	6.4	0.08	232	0.08
1.69-2.34	1,037,253	7.5	2.18	671,733	2.18
3.46-4.00	1,857,024	7.3	3.65	882,024	3.65
6.60-7.26	652,800	9.6	6.76	0
15.48-20.90	123,800	8.8	18.45	17,915	$19.08
29.50-29.50	84,000	8.3	29.50	23,100	$29.50

0.01-29.50	3,758,579	7.8	$4.84	1,598,474	$3.57

     Expired options in fiscal year 2000 represents options under IXYS’ pre-merger 1989 Stock Option Plan, which was assumed by Paradigm in connection with the Paradigm merger.

     Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in fiscal years 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, IXYS’ net income and net income per share for fiscal years 2002, 2001 and 2000 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2002	2001	2000

Net income — as reported	$1,938	$13,587	$6,899

Net income — pro forma	$182	$12,106	$6,146

Net income per share — basic — as reported	$0.07	$0.54	$0.29

Net income per share — basic — pro forma	$0.01	$0.48	$0.26

Net income per share — diluted — as reported	$0.07	$0.49	$0.28

Net income per share — diluted — pro forma	$0.01	$0.44	$0.25

     In future years, annual compensation expense will vary relative to the vesting of options granted in those future years.

     The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

55.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31,

	2002	2001	2000

Risk-free interest rate	3.60% to 4.69%	5.35% to 5.99%	5.95% to 6.65%
Expected term	4 years	4 years	4 years
Volatility	103%	142%	91%
Dividend yield	0%	0%	0%

     No dividend yield is assumed as IXYS has not paid dividends and has no plans to do so.

     The weighted average expected life was calculated based on the vesting period and the expected life at the date of the grant. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the fiscal years ended March 31, 2002, 2001 and 2000 were $7.14, $24.16 and $6.68, respectively.

     IXYS has sold 3,908,095 shares of common stock to certain members of IXYS’ management under a restricted stock purchase agreement subject to IXYS’ right of repurchase, which lapses ratably over five years. The shares were purchased through recourse promissory notes at a purchase price of $0.22 per share. Interest is due on the notes at a rate of 5.79% per annum, with the balance outstanding due in full September 2005. At March 31, 2002, 2001 and 2000, zero shares, zero shares and zero shares of common stock were subject to IXYS’ right of repurchase, respectively.

     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and terminated all prior Paradigm employee stock purchase plans. There are 500,000 shares of common stock reserved for issuance under the Purchase Plan. During the year ended March 31, 2002, there were 44,547 purchases made under the Purchase Plan.

8.  EMPLOYEE SAVINGS AND RETIREMENT PLAN:

     IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately. For the years ended March 31, 2002, 2001 and 2000, IXYS contributed $168,000, $168,000 and $129,000, respectively.

9.  RELATED PARTY TRANSACTIONS:

     ABB is a principal stockholder of IXYS. In fiscal year 2002, 2001 and 2000 IXYS generated revenues of $808,000, $707,000 and $653,000, respectively from sales of products to ABB and to ABB’s affiliates for use as components in their products.

10.  PENSION PLANS:

     Employees of IXYS GmbH participate in a number of employee retirement plans, including a defined benefit pension plan, the benefits for which will be paid out of the general assets of IXYS GmbH, as well as other government sponsored retirement plans to which IXYS GmbH and eligible employees are required to contribute.

     In addition to providing income at retirement, many of these plans also provide survivor, termination and disability benefits. The defined benefits pension plan covers substantially all employees and benefits are based on years of service and the employees’ compensation.

     Pension expense for the defined benefit pension plan was as follows (in thousands):

Net Period Pension Cost:

     The net periodic pension expense for 2002, 2001 and 2000 included the following components:

56.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31,

	2002	2001	2000

	(in thousands)
Service cost	$214	$99	$107
Interest cost on projected benefit obligation	424	286	279
Expected return on plan assets	46	(30)	(28)
Amortization of prior service cost	—	1	1
Recognized actuarial loss	(280)	5	12

Net periodic pension expense	$404	$361	$371

Funded Status:

	Year Ended
	March 31,

	2002	2001

	(in thousands)
Change in benefit obligation
Benefit obligation at the beginning of year	$5,365	$5,417
Additional benefit obligation acquired during the year	13,648	—
Service cost	214	94
Interest cost	424	286
Plan participants contribution	23	—
Actuarial loss (gain)	(259)	(25)
Benefits paid	(252)	(167)
Foreign currency translation adjustment	449	(240)

Benefit obligation at the end of the year	$19,612	$5,365

	Year Ended
	March 31,

	2002	2001

	(in thousands)
Change in plan assets
Fair value of plan assets at the beginning of the year	$580	$560
Additional plan assets acquired during the year	11,077	—
Actual return on plan assets	298	28
Employer contribution	94	46
Plan participant contribution	23	—
Benefits paid	(91)	(27)
Foreign currency translation adjustment	(6)	(27)

Fair value of plan assets at the end of the year	$11,975	$580

	Year Ended
	March 31,

	2002	2001

	(in thousands)
Status of plan
Plan obligations in excess of plan assets	$(7,637)	$(4,785)
Unrecognized net obligation (asset) at transition	—	10
Net (gains)/losses	264	(107)

Accrued benefit	$(7,373)	$(4,882)

57.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31,

	2002	2001

	(in thousands)
Reconciliation of funded status
Accrued pension cost at March 31	$(4,882)	$(4,855)
Additional pension liability acquired during the year	(2,574)	—
Net period pension cost	(404)	(361)
Cash contribution	58	187
Foreign currency translation adjustment	177	147
Benefits paid	252	—

Accrued pension cost at March 31	$(7,373)	$(4,882)

	Year Ended March 31,

	2002	2001

	(in thousands)
Assumptions
Discount rate	6.00-6.10%	6%
Expected long-term rate of return on assets	5.03-7.50%	5%
Salary scale	3.00-3.50%	3%

11.  INCOME TAXES:

     Income (loss) before income tax provision consists of the following (in thousands):

	Year Ended March 31,

	2002	2001	2000

Domestic	$4,764	$20,086	$9,149
International	(1,642)	1,822	1,638

	$3,122	$21,908	$10,787

     IXYS’ provision for income taxes consists of the following (in thousands):

	Year Ended March 31,

	2002	2001	2000

Current:
Federal	$429	$6,200	$2,867
State	87	1,270	643
Foreign	(193)	777	672

	323	8,247	4,182

Deferred:
Federal	1,103	—	(220)
State	176	132	(74)
Foreign	(418)	(58)	—

	861	74	(294)

Total income tax provision	$1,184	$8,321	$3,888

58.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     IXYS’ effective tax rate differs from the statutory federal income tax rate for the years ended March 31, 2002, 2001 and 2000 as shown in the following table:

	2002	2001	2000

Statutory federal income tax (benefit) rate	35%	35%	34%
State taxes, net of federal tax benefit	4	4	4
Foreign taxes at higher rates	0	—	1
Other	(1)	(1)	(3)

Effective tax rate	38%	38%	36%

     The components of net deferred income tax assets are as follows (in thousands):

	2002	2001

Deferred tax assets:
Reserves	$869	$1,889
Other liabilities and accruals	1,684	672

Total short term deferred tax assets	2,553	2,561
Depreciable assets	(320)	315
Net operating loss carried forward	2,335	—

Net deferred tax asset	$4,568	$2,876

     As of March 31, 2002, the Company had net operating loss carryforwards of approximately $921,000 in Germany and $6,900,000 in the UK available to reduce its future foreign taxable income. These foreign net operating losses can be carried forward indefinitely. Under the foreign tax regulations the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Currently management has determined that no valuation allowance is required against its deferred tax assets as it is more likely than not that the deferred tax assets can be realized.

12.  COMPUTATION OF NET INCOME PER SHARE:

     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2002	2001	2000

Basic:
Weighted-average shares	26,745	25,239	23,970

Net income	$1,938	$13,587	$6,899

Net income per share	$0.07	$0.54	$0.29

Diluted:
Weighted-average shares	26,745	25,239	23,970
Common equivalent shares from stock options and warrants	2,259	2,535	856

Shares used in per share calculation	29,004	27,774	24,826

Net income	$1,938	$13,587	$6,899

Net income per share	$0.07	$0.49	$0.28

59.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SEGMENT AND GEOGRAPHIC INFORMATION:

     IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (UPS) and switch mode power supplies (SMPS)) and medical electronics. IXYS’ sales by major geographic area (based on destination) were as follows:

	Year Ended March 31,

	2002	2001	2000

North America	$27,224	$44,634	$28,987
Europe and the Middle East	43,291	46,488	36,463
Japan	1,284	861	569
Asia Pacific	11,022	19,406	10,608

Total	$82,821	$111,389	$76,627

     For the financial year ended March 31, 2001, a single customer contributed 11% of IXYS’ sales. There was no single end customer providing more than 10% of IXYS’ sales for years ended March 31, 2002 and 2000.

     IXYS’ foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany and IXYS CH in Switzerland. Sales and net income of IXYS CH, which was established in fiscal year 2002, were not significant and are combined with German operations. The following table summarizes the sales, income and long-lived assets of IXYS’ U.S. and Foreign operations (in thousands):

	Year Ended March 31,

	2002	2001	2000

Sales:
Foreign	$55,597	$49,172	$38,272
IXYS U.S.	27,224	62,217	38,355

	$82,821	$111,389	$76,627
Net Income:
Foreign	$(311)	$4,514	$925
IXYS U.S.	2,249	9,073	5,974

	$1,938	$13,587	$6,899

	March 31,

	2002	2001

Long Lived Assets:
Germany	$13,550	$11,945
Switzerland	2,543	2,395
IXYS U.S.	4,869	2,242
United Kingdom	1,208	—

	$22,170	$16,582

14.  SUBSEQUENT EVENTS

     On June 10, 2002, IXYS completed its acquisition of Clare, Inc. (“Clare”). In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of IXYS common stock, resulting in the issuance of approximately 4.89 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock. The acquisition was intended to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting.

     The estimated total purchase price which is preliminary and may be subject to change of the Clare merger is as follows (in thousands):

Value of IXYS common stock to be issued	$48,891
Value of IXYS options to be issued	7,393
Estimated direct merger costs	4,500

Total estimated purchase price	$60,784

     On May 21, 2002, the U.S. District Court hearing the International Rectifier litigation entered a permanent injunction, which became effective June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On motion by IXYS, the United States Court of Appeals for the Federal Circuit stayed the injunction, pending further review.

     The Court of Appeals for the Federal Circuit granted the motion to stay the Samsung Injunction pending further review, and on June 12, 2002, entered a ruling on the merits of the request for stay of injunction, granting IXYS’ motion to stay pending appeal.

60.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

62.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IXYS’ board of directors is currently comprised of seven directors. Following the merger with Clare, Inc., as more fully discussed under “Item 7. - Management’s Discussion of Financial Condition and Results of Operations - Recent Events,” Larry Mihalchik, the former president and chief executive officer of Clare, was appointed as a director of IXYS and as President of the Clare division. The directors and executive officers of IXYS, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2002.

Name	Age	Position(s)

Nathan Zommer	54	Chairman of the Board, President and Chief Executive Officer
Arnold P. Agbayani	56	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director
Larry L. Mihalchik	55	President of Clare Division and Director
Donald L. Feucht	68	Director
Andreas Hartmann	58	Director
Samuel Kory	58	Director
S. Joon Lee	62	Director
Peter H. Ingram	53	President of European Operations
Kevin McDonough	50	President of U.S. Operation

     Nathan Zommer. Dr. Zommer, our founder, has served as a Director since IXYS’ inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since March 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

     Arnold P. Agbayani. Mr. Agbayani has served as our Senior Vice President, Finance, Chief Financial Officer, Secretary and Director since 1993. From 1989 to 1993, he served as our Controller. Prior to joining IXYS, Mr. Agbayani held various financial positions with National Semiconductor, Fairchild Camera and Instruments, ATARI and Frito-Lay. Mr. Agbayani received his B.S. in Finance and an M.B.A. from Roosevelt University of Chicago.

     Larry L. Mihalchik. Mr. Mihalchik was appointed as a Director of IXYS and as President of our Clare Division upon the completion of the acquisition of Clare, Inc. Mr. Mihalchik served as the President and Chief Executive Officer of Clare, Inc. from February 1, 2001 until June 10, 2002. From January 2000 to February 1, 2001, Mr. Mihalchik was Chief Executive Officer and a member of the Board of Directors of Internet Commerce Services Corporation (iCOMS). Previously, Mr. Mihalchik served as President and Chief Executive Officer of Atex Media Solutions, Inc., a developer and integrator of complex publishing systems. Prior to joining Atex Media Solutions, Mr. Mihalchik served as Senior Vice President and Chief Financial Officer of M/A COM, a NYSE manufacturer of electronic components. Mr. Mihalchik received his B.A. in Business Administration from Westminster College with a concentration in Finance.

     Donald L. Feucht. Dr. Feucht has served as Director since July 2000. From 1992 until his retirement in 1998, Dr. Feucht served as Vice President for Operations for Associated Western Universities. He was employed as a Program Management Specialist for EG&G Rocky Flats, Inc. from 1990 until 1992. Prior to 1990, Dr. Feucht served in several positions with the National Renewable Energy Laboratory (NREL), including Deputy Director. Prior to joining NREL, he served as Professor of Electrical Engineering and Associate Dean at Carnegie-Mellon University. Dr. Feucht received his B.S. degree in Electrical Engineering from Valparaiso University and his M.S. and Ph.D. degrees in Electrical Engineering from Carnegie Mellon University.

63.

     Andreas Hartmann. Mr. Hartmann has served as a Director since November 1998. Since 1990, he has served as Assistant General Counsel and Vice President of ABB. Mr. Hartmann received his degree in law from Erlangen Nurnberg University in 1970 and his degree in Law from the Ministry of Justice of the State of Bavaria in 1973.

     Samuel Kory. Mr. Kory has served as a Director since November 1999. In 1988, he founded Samuel Kory Associates, a management consulting firm. Since founding the firm, Mr. Kory has served as the firm’s sole proprietor and principal as well as a consultant for the firm. Mr. Kory received his B.S.M.E. from Pennsylvania State University in 1965.

     S. Joon Lee. Dr. Lee has served as a Director since July 2000. Since 1990, Mr. Lee has served as President of Omni Electronics. Dr. Lee also served as President of Adaptive Logic from 1991 until 1996. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

     Peter H. Ingram. Mr. Ingram has served as our President of European Operations since 2000. From 1994 to 2000, he served as our Vice President of European Operations. From 1989 to 1995, he served as our Director of Wafer Fab Operations. Mr. Ingram worked with the semiconductor operations of ABB from 1982 until we acquired those operations in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

     Kevin McDonough. Mr. McDonough has served as our President of U.S. Operations since 2001. From 1999 to 2000, he served as our Vice President of U.S. Operations. From 1998 to 1999, he served as our Director of Quality Assurance and Product Engineering, and from 1990 to 1994, he served as our Director of Operations and Quality Assurance. From 1995 to 1998, Mr. McDonough served as Manager of Wafer Fab Foundries for Advanced Micro Devices. Mr. McDonough received his B.S. in Science from the University of California at Davis and his M.B.A. from Oregon State University.

64.

ITEM 11. EXECUTIVE COMPENSATION

     The following table presents a summary of the compensation paid by IXYS during the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 to our President and Chief Executive Officer and to our other executive officers whose annual salary and bonus exceeded $100,000 for services rendered to us in all capacities during such years. This compensation table excludes other compensation in the form of perquisites and other personal benefits to an executive officer where that compensation constituted less than 10% of his or her total annual salary and bonus in the fiscal year.

				Other Annual	Securities
			Bonus($)	Compensation	Underlying	All other
Name and Principal Position	Year	Salary($)	(1)	($)(2)	Options(#)	Compensation($)

Nathan Zommer	2002	315,962	114,000	15,136	160,000	30,615	(3)
President and Chief	2001	285,000	214,000	16,038	20,000	2,100
Executive Officer	2000	375,420	124,300	15,605	240,000	2,110
Arnold P. Agbayani	2002	176,154	48,000	15,630	95,000	19,417	(5)
Senior Vice President,	2001	160,000	118,000	15,583	10,000	4,330
Finance, and Chief Financial Officer	2000	189,190	48,000	12,693	20,000	2,830
Peter H. Ingram	2002	159,253	34,502	4,444	10,000	—
President, European Operations	2001	161,466	22,240	4,560	—	—
	2000	154,578	19,294	1,752	90,000	—
Kevin McDonough	2002	146,454	—	7,200	50,000	7,893	(6)
President, U.S. Operations	2001	127,000	15,000	7,200	—	—
	2000	120,346	3,000	—	120,000	—

(1)	Represents annual bonus earned for performance in the specified fiscal year.

(2)	Represents car allowance.

(3)	Includes $2,110 premiums paid for group term life insurance, $17,532 for tax equalization and 401(k) matching contributions of $10,973.

(4)	Includes retroactive payments made during fiscal year 2000 attributable to base salary increases in fiscal year 1999.

(5)	Includes $2,830 premiums paid for group term life insurance, $1,000 for tax planning and preparation paid by IXYS and $15,587 for tax equalization.

(6)	Includes 401(k) matching contributions of $7,893.

Option Grants in Last Fiscal Year

     The following table presents information for the fiscal year ended March 31, 2002 with respect to each grant of stock options to the executive officers named in the summary compensation table above.

					Potential Realizable Value at
	# of Securities	% of Total			Assumed Annual Rates of
	Underlying	Options	Exercise		Stock Price Appreciation for Term(3)
	Options	Granted in	Price Per	Expiration
Name	Granted(1)	Fiscal Year(2)	Share($)	Date	5%	10%

Nathan Zommer
President and Chief Executive Officer	160,000	23	7.26	11-15-11	731,808	1,846,944
Arnold P. Agbayani
Senior Vice President, Finance, and Chief Financial Officer	95,000	14	6.60	11-15-11	395,010	996,930
Peter H. Ingram
President, European Operations	10,000	2	6.60	11-15-11	41,580	104,940
Kevin McDonough
President, U.S. Operations	50,000	7	6.60	11-15-11	207,900	524,700

65.

(1)	Options granted to each individual were granted pursuant to the IXYS 1999 Equity Incentive Plan and are subject to the terms of such plan. Exercise prices for these options are equal to the closing price of IXYS’ common stock on the Nasdaq National Market on the date of grant, except Dr. Zommer’s options were priced 10% above such closing price.

(2)	Based on an aggregate of 682,800 options granted to employees and consultants of IXYS in fiscal year 2002 including the named executive officers.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent IXYS’ estimate or projection of the future price of its common stock.

Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-End Option Values

     The following table sets forth information with respect to the number of securities underlying unexercised options held by the named executive officers as of March 31, 2002 and the value of unexercised in-the-money options as of March 31, 2002.

			Number of Securities
	Number		Underlying Unexercised		Value of Unexercised In-
	of Shares		Options at March 31,		The Money Options at
	Acquired	Value	2002(#)		March 31, 2002($)(2)
	on	Realized
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Nathan Zommer President and Chief Executive Officer	5,090	94,941	535,606	340,520	4,778,954	2,403,135
Arnold P. Agbayani Senior Vice President, Finance and Chief Financial Officer	—	—	117,466	115,960	1,050,961	687,077
Peter H. Ingram President, European Operations	14,250	72,805	128,346	101,880	1,108,858	832,867
Kevin McDonough President, U.S. Operations	—	—	128,880	169,720	1,120,997	1,260,124

(1)	The value realized is based on the fair market value of IXYS’ common stock on the date of exercise minus the exercise price.

(2)	The valuations are based on the fair market value of IXYS’ common stock on March 31, 2002 of $11.69 minus the exercise price of the options.

Director Compensation

     Each of our non-employee directors except for Mr. Hartmann receives an annual retainer of $10,000 as well as $1,000 for each meeting of the board he attends and $600 for each committee meeting he attends. Additionally, each of our directors except for Mr. Hartmann is reimbursed for certain expenses in connection with attendance at our board and committee meetings and is reimbursed for expenses incurred in preparing their personal income tax returns and estate planning matters. Mr. Hartmann serves on our board of directors in accord with a consulting agreement between ABB and us and does not receive compensation from us for his service. IXYS 1999 Non-Employee Directors’ Equity Incentive Plan, effective during fiscal year 2002, provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by our board. These options vest over a period of time, to be determined in each case by the board, so long as the optionee remains a non-employee director. Each director currently receives an option to acquire 30,000 shares upon becoming a member of IXYS’ board of directors. Each director may also receive a loan from us for up to $100,000, payable in three years from the date of issuance, for use in exercising his options or paying taxes in connection with such exercise of options.

Employment Contracts and Change-In-Control Arrangements

     IXYS entered into an employment agreement, dated as of January 1, 1995, with Dr. Nathan Zommer, our Chief Executive Officer. The agreement provides for, among other things, salaries, bonuses and car allowances as

66.

determined by our board of directors. Under the terms of the agreement, IXYS agrees to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if IXYS terminates Dr. Zommer’s employment without cause, Dr. Zommer shall be entitled to receive as severance his monthly salary, incremented one month per year of service to us, to a maximum of twelve months. The agreement also provides Dr. Zommer with a paid annual physical exam and the limited services of a financial advisor.

     Dr. Zommer’s employment agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Dr. Zommer’s annual bonus is 40% of his base salary, which was increased to $285,000. In addition, he is eligible for an incentive bonus of three times his base annual salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Dr. Zommer is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares. Effective January 1, 2002, Dr. Zommer’s base salary was increased to $400,000.

     IXYS entered into an employment agreement, dated as of January 1, 1995, with Mr. Arnold P. Agbayani, our Chief Financial Officer. The agreement provides for, among other things, salaries, bonuses and car allowances as determined by our board of directors. Under the terms of the agreement, IXYS agrees to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provides that if IXYS terminates Mr. Agbayani’s employment without cause, Mr. Agbayani shall be entitled to receive as severance his monthly salary, incremented one month per year of service to us, to a maximum of twelve months. The agreement also provides Mr. Agbayani with a paid annual physical exam and the limited services of a financial advisor.

     Mr. Agbayani’s employment agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Mr. Agbayani’s annual bonus is 30% of his base salary, which was increased to $160,000. In addition, he is eligible for an incentive bonus of three times his annual base salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Mr. Agbayani is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares. Effective January 1, 2002, Mr. Agbayani’s base salary was increased to $220,000.

Compensation Committee Interlocks and Insider Participation

     The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on the company’s compensation committee. IXYS does not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 2002, the Compensation Committee was comprised entirely of non-employee directors.

67.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents, as of June 19, 2002, certain information known to IXYS regarding the beneficial ownership of our common stock by:

• each person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock;

• each of the directors of IXYS;

• each of the named executive officers; and

• directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of June 19, 2002. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

     The percentage of beneficial ownership for the following table is based on 31,166,765 shares of IXYS common stock which includes the 26,298,578 shares of IXYS common stock outstanding as of June 19, 2002, and the 4,887,847 shares of IXYS common stock we expect to issue in connection with the acquisition of Clare, Inc. Unless otherwise indicated, the address for each listed stockholder is: c/o IXYS Corporation, 3540 Bassett Street, Santa Clara, California 95054. To our knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Number of	Percentage
Beneficial Owner	Shares	Ownership

Nathan Zommer(1)	7,271,259	22.9%
Arnold P. Agbayani(2)	648,322	2.1
Peter H. Ingram(3)	506,330	1.6
Kevin McDonough(4)	143,909	*
Donald L. Feucht(5)	11,500	*
Andreas Hartmann(6)	0	*
Samuel Kory(7)	18,100	*
S. Joon Lee(8)	11,500	*
Larry L. Mihalchik(9)	63,888	*
Entities Affiliated with ABB(10) Gottlieb-Daimler Strasse 8 68165 Mannheim, Germany	6,090,778	19.6
All directors and executive officers as a group (9 persons)(11)	8,674,808	26.9%

*	Represents less than 1%.

(1)	Includes an aggregate of 12,700 shares held in trusts for Dr. Zommer’s children. Also includes 569,301 shares Dr. Zommer has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002, and 2,948 shares Dr. Zommer has a right to acquire in exchange for the 6,000 shares of Clare, Inc. common stock Dr. Zommer held at the time of the acquisition of Clare, Inc.

(2)	Includes 124,576 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

68.

(3)	Includes 139,176 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(4)	Includes 141,525 shares Mr. McDonough has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(5)	Consists of shares Mr. Feucht has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(6)	Mr. Hartmann is a Vice President of ABB. Mr. Hartmann disclaims beneficial ownership of the ABB Shares and does not have voting or investment power with respect to the ABB Shares.

(7)	Includes 9,850 shares Mr. Kory has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(8)	Consists of shares Mr. Lee has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(9)	Consists of shares Mr. Mihalchik has the right to acquire pursuant to options exercisable within 60 days of June 19, 2002.

(10)	Includes 6,041,839 shares held by ABB and 48,939 shares held by ASEA Brown Boveri Inc. Mr. Hartmann is a Vice President of ABB. Mr. Hartmann disclaims beneficial ownership of the ABB Shares and does not have voting or investment power with respect to the ABB Shares.

(11)	See footnotes 1 through 9 above.

69.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     Grants of Common Stock. On September 14, 1995, our board of directors authorized stock grants, made pursuant to certain stock purchase agreements, to Dr. Zommer and Messrs. Agbayani and Ingram and Mr. Richard Fassler, the former Vice President, Sales and Marketing, who left IXYS in January 2000. In connection with these stock grants, an aggregate of 7,410,134 shares of our common stock were granted to these individuals. The shares were paid for with recourse promissory notes in an aggregate principal amount of $832,716 and are currently fully vested. Messrs. Fassler and Ingram have paid their promissory notes in full. The note terms provide that between September 15, 2003 and September 15, 2005, quarterly installments of principal and accrued interest are due, and all principal of the notes, plus accrued interest, is due and payable September 15, 2005. The notes bear interest at a rate of 6.25% per annum compounded annually. In the event that either Dr. Zommer or Mr. Agbayani sell shares of IXYS common stock currently held by him, a mandatory prepayment in an amount equal to 30.0% of the net sale proceeds is due from him. In the event of termination of employment, any unpaid principal and interest become due and payable. In the event of a change of control, as defined in the notes, the notes mature within 12 months, provided the change in control occurs before September 15, 2004.

     Business Relationships with Principal Stockholders. ABB is a principal stockholder of IXYS. In fiscal year 2002, we generated revenues of $777,000 from sales of products to ABB and to ABB’s affiliates for use as components in their products.

     Indemnification Agreements of Directors and Executive Officers. IXYS has entered into indemnity agreements with our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as officers or directors.

     Interests of Mr. Mihalchik. We paid Mr. Mihalchik $279,500 upon completion of the acquisition of Clare, Inc. as consideration for his agreement not to compete with the business of the combined organization for three years following the termination of his employment with the combined organization. In addition, pursuant to his employment agreement with Clare, Inc., Mr. Mihalchik received $946,430 from the Clare Division of IXYS upon consummation of the acquisition of Clare, Inc. by IXYS.

70.

PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial statements schedules. The schedules required pursuant to this item are included elsewhere in this Annual Report on Form 10-K as part of the Notes to Consolidated Financial Statements under “Item 8 — Financial Statements.”

(3)	Exhibits.

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS, Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 6, 1998 and amended April 10, 1998 and May 29, 1998, among Paradigm Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation (filed on July 10, 1998 as Annex A to the Joint Proxy Statement/ Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-14165) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed on August 14, 2001 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.1	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).

10.2	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).

10.3	Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).

10.4	Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.5	Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.6	Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.7	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.8	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.9	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.10	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.11	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.12	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.13	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.14	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.15	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.16	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.17	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.18	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.19	Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.20	Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.21	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).

10.22	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.23	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.24	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.25	Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.26	General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.27	General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.28	Noncompetition Agreement, by and between IXYS Corporation and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.28 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

(b)	Reports on Form 8-K

     On January 11, 2002, we filed a Current Report on Form 8-K to report that on January 3, 2002, we announced that IXYS had made an offer to acquire for cash 100% of the equity of Westcode Semiconductors Limited, a UK-based power semiconductor company. We filed a copy of the press release announcing the offer as an exhibit to this 8-K report.

     On January 24, 2002, we filed a Current Report on Form 8-K to report that on January 22, 2002, IXYS had acquired, for approximately $9,000,000 in cash, 100% of the equity of Westcode Semiconductors Limited. We filed a copy of the press release announcing the acquisition as an exhibit to this 8-K report.

     On February 5, 2002, we filed a Current Report of Form 8-K to report that we announced financial results for the three-month period and the nine-month period ended December 31, 2000. We filed a copy of our press release as an exhibit to this 8-K report and included condensed consolidated balance sheets as of December 31, 2001 and March 31, 2001 condensed consolidated statements of operations for the three months and the nine months ended December 31, 2001 and 2000.

(c)	Exhibits.

     The exhibits required by this item to be filed as exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index and are incorporated herein by reference.

71.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2002

IXYS Corporation

By:	/s/ Nathan Zommer Nathan Zommer President, Chief Executive Officer and Chairman

72.

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	President, Chief Executive Officer and Chairman (Principal Executive Officer) and Director	June 28, 2002

/s/ Arnold P. Agbayani Arnold P. Agbayani	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2002

/s/ Samuel Kory Samuel Kory	Director	June 28, 2002

/s/ Andreas Hartmann Andreas Hartmann	Director	June 28, 2002

/s/ Donald L. Feucht Donald L. Feucht	Director	June 28, 2002

/s/ S. Joon Lee S. Joon Lee	Director	June 28, 2002

/s/ Larry L. Mihalchik Larry L. Mihalchik	Director	June 28, 2002

73.

Exhibit Index

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS, Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of March 6, 1998 and amended April 10, 1998 and May 29, 1998, among Paradigm Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation (filed on July 10, 1998 as Annex A to the Joint Proxy Statement/ Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-14165) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed on August 14, 2001 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.1	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).

10.2	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).

10.3	Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).

10.4	Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.5	Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.6	Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

10.7	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.8	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.9	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.10	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

74.

Exhibit
No.	Exhibit Title

10.11	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.12	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.13	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.14	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.15	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.16	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.17	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.18	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.19	Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

10.20	Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.21	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).

10.22	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.23	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.24	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.25	Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.26	General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).

10.27	General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).

75.

Exhibit
No.	Exhibit Title

10.28	Noncompetition Agreement, by and between IXYS Corporation and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.28 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP.

76.