Form 10-Q
period 2002-06-30
IXYS CORP /DE/
filed 2002-08-14
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-26124

IXYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0140882 (IRS Employer Identification No.)

3540 BASSETT STREET
SANTA CLARA, CALIFORNIA 95054-2704
(Address of principal executive offices and Zip Code)

(408) 982-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [_]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF AUGUST 12, 2002, WAS 31,826,692.

IXYS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,851	$32,111
Restricted cash	2,651	205
Accounts receivable, net of allowance for doubtful accounts of $1,875 at June 30, 2002 and $1,045 at March 31, 2002	23,086	16,697
Inventories	55,395	46,317
Prepaid expenses and other current assets	2,453	596
Deferred income taxes	2,810	2,553

Total current assets	129,246	98,479
Plant and equipment, net	34,267	19,238
Other assets	24,067	4,828
Deferred income taxes	2,463	2,015

Total assets	$190,043	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,795	$2,391
Current portion of notes payable to bank	769	700
Accounts payable	10,940	5,606
Accrued expenses and other liabilities	12,231	8,383

Total current liabilities	26,735	17,080
Capitalized lease obligations, net of current portion	5,687	4,770
Loan payable	136	118
Pension liabilities	8,422	7,373

Total liabilities	40,980	29,341

Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value: Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value: Authorized: 80,000,000 shares Issued and outstanding: 31,838,315 shares at June 30, 2002 and 26,827,192 shares at March 31, 2002	318	268
Additional paid-in capital	144,319	92,785
Notes receivable from stockholders	(853)	(853)
Retained earnings	5,113	5,827
Less cost of treasury stock: 75,000 shares at June 30, 2002 and at March 31, 2002	(445)	(445)
Accumulated other comprehensive income (loss)	611	(2,363)

Total stockholders’ equity	149,063	95,219

Total liabilities and stockholders’ equity	$190,043	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2002	2001

	(unaudited)
Net revenues	$27,437	$25,605
Cost of goods sold	19,978	17,299

Gross profit	7,459	8,306

Operating expenses:
Research, development and engineering	2,186	1,181
Selling, general and administrative	5,115	3,419
Amortization of acquired intangible assets and goodwill	90	58

Total operating expenses	7,391	4,658

Operating income	68	3,648
Interest income	203	341
Interest expense	(39)	(195)
Other (expense) income, net	(1,352)	(1,238)

Income (loss) before income tax provision (benefit)	(1,120)	2,556
Benefit from (provision for) income tax	406	(970)

Net income (loss)	$(714)	$1,586

Net income (loss) per share — basic	$(0.03)	$0.06

Weighted average shares used in per share calculation — basic	27,999	26,690

Net income (loss) per share — diluted	$(0.03)	$0.05

Weighted average shares used in per share calculation — diluted	27,999	29,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30,

	2002	2001

	(unaudited)
Net income (loss)	$(714)	$1,586
Other comprehensive income:
Foreign currency translation adjustments	2,974	75

Comprehensive income	$2,260	$1,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(714)	$1,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,409	816
Amortization of intangible assets and goodwill	90	58
Provision for doubtful accounts	291	(151)
Provision for excess and obsolete inventory	—	786
Gain on disposal of assets	—	(5)
Deferred income taxes	(660)	—
Loss on foreign currency transactions	38	(159)
Changes in operating assets and liabilities :
Accounts receivable	(1,307)	2,299
Inventories	2,185	(4,282)
Prepaid expenses and other current assets	(986)	(16)
Other assets	(889)	(373)
Accounts payable	1,246	(3,580)
Accrued expenses and other liabilities	(759)	(419)
Pension liabilities	123	54

Net cash provided by (used in) operating activities	67	(3,386)

Cash flows from investing activities:
Restricted cash	(114)	(17)
Net cash acquired in acquisition of Clare, Inc.	7,906	—
Cash received for tax refund claims acquired from Clare	2,500	—
Proceeds from disposal of assets	—	5
Purchase of plant and equipment	(63)	(638)

Net cash provided by (used in) investing activities	10,229	(650)

Cash flows from financing activities:
Proceeds from capital lease obligations	—	75
Principal payments on capital lease obligations	(722)	(672)
Repayment of notes payable to bank	—	(48)
Proceeds from exercise of options	68	169
Proceeds from issuance of shares under ESPP	112	194

Net cash used in financing activities	(542)	(282)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	986	(351)

Net increase (decrease) in cash and cash equivalents	10,740	(4,669)
Cash and cash equivalents at beginning of period	32,111	44,795

Cash and cash equivalents at end of period	$42,851	$40,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Effective as of the beginning of the first quarter of fiscal year 2003, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), “Business Combinations,” and SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of fiscal year 2003. All remaining and future acquired goodwill will be subject to impairment tests, annually or earlier if indicators of potential impairment exist, using a fair-value-based-approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the impairment of Disposal of Long-lived Assets.” In conjunction with the implementation of SFAS 142, the Company has completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no impairment. Had SFAS 142 been implemented at the beginning of the first quarter of fiscal year 2002, the pro forma effect of excluding goodwill amortization expense would have been as follows:

3 Months Ended
June 30, 2001

Reported net income	$ 1,586
Add back: Goodwill amortization	58

Pro forma net income	$ 1,644

Reported net income per share
Basic income per common share	$ 0.06
Diluted income per common share	$ 0.05
Add back: Goodwill amortization per share
Basic income per common share	$ 0.00
Diluted income per common share	$ 0.01
Pro forma net income per share
Basic income per common share	$ 0.06
Diluted income per common share	$ 0.06

2. Foreign Currency Translation

The local currency is considered to be the functional currency of IXYS’ wholly owned foreign subsidiaries. Accordingly, assets and liabilities are translated at the exchange rate in effect at period-end and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS’ foreign subsidiaries into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

3. Acquisition of Clare, Inc.

On June 10, 2002, IXYS completed its acquisition of Clare, Inc. (“Clare”). The acquisition of Clare was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of IXYS common stock, which will result in the issuance of approximately 4.9 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock, resulting in the assumption of options exercisable for approximately 1.0 million shares of IXYS Common Stock.

The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of IXYS options issued	3,676
Estimated direct merger costs	1,722

Total purchase price	$53,056

IXYS is in the process of determining the fair values of identifiable intangible assets acquired and plant and equipment. IXYS is in the process of determining reasonable replacement costs to determine the fair value of plant and equipment acquired. IXYS is further determining the benefits achievable from contractual agreements to determine their fair value at the acquisition date. Based on preliminary estimates and draft valuations, IXYS preliminarily allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets, short term	2,742
Plant and equipment	13,613
Other assets	111

	$41,327
Amortizable intangible assets:		Estimated useful lives

Contractual agreement	3,100	3 years
Core technology	2,700	5 to 6 years
Tradename / Trademarks	900	3 years
Other	440	3 months to 6 years

	7,140

Total assets acquired	48,467
Fair value of liabilities assumed	(7,941)

Net assets acquired	40,526
Goodwill	12,530

Total purchase price	$53,056

Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisitions had occurred on April 1, 2002 and 2001. On a pro forma basis, the results of operations of Clare for the three-month periods ended June 30, 2002 and 2001 are consolidated with IXYS results for the three-month periods ended June 30, 2002 and 2001. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results which may occur in the future.

	Three Months Ended
	June 30,

	2002	2001

Revenue	$33,893	$40,883
Net loss	(8,497)	(2,864)
Net loss per share — basic and diluted	$(0.00)	$(0.00)
Shares used in per share calculation	31,817	31,583

4. Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB)  issued SFAS No. 144, (SFAS 144) “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of long-lived Assets and Long-Lived Assets to be Disposed of” and Accounting Principles Board (APB) Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. IXYS has adopted SFAS No. 144 and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. IXYS will adopt SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. IXYS does not expect the adoption of SFAS No. 146 to have a material impact on its financial position and results of operations.

5. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2002	2002

	(unaudited)
Raw materials	$9,156	$5,494
Work in process	38,684	32,299
Finished goods	7,555	8,524

Total	$55,395	$46,317

     Other assets consist of the following (in thousands):

	June 30,	March 31,
	2002	2002

	(unaudited)
Loans	$2,277	$2,760
Goodwill and intangibles	21,476	1,896
Others	323	172

	$24,076	$4,828

6. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Dilutive net loss per share does not include the weighted average effect of potential common shares, including options and warrants to purchase common stock, because the effect is anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,

	2002	2001

	(unaudited)
BASIC:
Weighted, average shares outstanding for the period	27,999	26,690
Shares used in computing per share amounts	27,999	26,690
Net income (loss)	$(714)	$1,586
Net income (loss) per share	$(0.03)	$0.06
DILUTED:
Weighted, average shares outstanding for the period	27,999	26,690
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	2,490

Shares used in computing per share amounts	27,999	29,180

Net income (loss)	$(714)	$1,586

Net income (loss) per share	$(0.03)	$0.05

Total common stock equivalents excluded from the computation of earnings per share as their effect was anti-dilutive	208	179

7. Segmental Information

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining the information to be reported under SFAS 131 is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-makers are considered to be the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). The CEO and CFO review financial information for purposes of making operational decisions and assessing financial performance. IXYS’ chief decision makers currently review operating results on a consolidated basis only, and therefore believe that IXYS operates in one industry segment. Segment reporting based on product groups is impractical and not meaningful for management of the business and for disclosure. IXYS’ net revenue by major geographical area (based on destination) were as follows:

	Three Months Ended
	June 30

	2002	2001

	(in thousands)
	(unaudited)
Net revenues:
United States	$11,548	$8,516
Europe and Middle East	11,760	12,613
Japan	452	334
Asia Pacific	3,677	4,142

	$27,437	$25,605

IXYS’ foreign operations mainly consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode Semiconductors Limited in the United Kingdom. Sales and net income of IXYS CH were not significant and are combined with German operations. The following table summarizes the sales of IXYS’ U.S. and Foreign operations (in thousands):

	Three Months Ended

	June 30,

	2002	2001

	(in thousands)
Net revenues:
Foreign	$14,830	$13,390
United States	12,607	12,215

Total	$27,437	$25,605

	Three Months Ended

	June 30,

	2002	2001

	(in thousands)
Net income (loss):
Foreign	$(1,020)	$323
United States	306	1,263

Total	$(714)	$1,586

Tangible long-lived assets by geographical locations are as follows:

	June 30,	March 31,
	2002	2002

	(in thousands)
Germany	$15,183	$13,550
Switzerland	3,095	2,543
United States	15,952	4,869
United Kingdom	3,708	3,384

Total	$37,938	$24,346

8. Commitments and Contingencies

Legal Proceedings

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’ products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contended that IXYS’ alleged infringement of International Rectifier’s patents has been and continues to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’ power MOSFETs and IGBTs infringe certain claims of each of three International Rectifier U.S. patents.

On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit permanently granted IXYS’ motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that IXYS had shown a strong likelihood of success regarding its challenge to the U.S. District Court’s finding that IXYS infringes the International Rectifier patents.

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for IXYS’ alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS has been guilty of willful infringement. The U.S. District Court is considering International Rectifier’s motion for the damages to be increased to an aggregate amount up to three times the $9.1 million award, and attorney fees. In light of the Federal Circuit’s determination that IXYS has shown a strong likelihood of success regarding its challenge to the U.S. District Court’s finding of infringement, IXYS expects to ask the Federal Circuit to stay any damages judgments pending appeal.

International Rectifier also contends that IXYS’ importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party (the “Samsung Injunction”). International Rectifier sought enforcement of the Samsung Injunction against IXYS and Samsung, a contempt citation and a fine. The U.S. District Court deferred a decision about whether IXYS and Samsung were in contempt. On March 19, 2002, the U.S. District Court decided, among other things, that IXYS is bound by, and IXYS devices are not excepted from, the Samsung Injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung Injunction to IXYS.

It remains IXYS’ intent to continue to contest the claims of International Rectifier vigorously. Furthermore, IXYS expects to appeal any ruling of contempt. In light of the August 2, 2002 decision by the Federal Circuit, IXYS believes its defenses to the various claims and its arguments on appeal are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to IXYS’ financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

In response to International Rectifier’s claims, Samsung contends that IXYS is contractually obligated under the terms of IXYS’ wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. IXYS is considering Samsung’s request in light of the terms of the wafer supply agreement. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons IXYS believes to be meritorious, including an express reservation as to IXYS’ designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to defend and indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to IXYS’ financial condition and results of operations.

In November 2000, IXYS filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of IXYS’ German patents. These patents cover key design features of IXYS’ proprietary integrated power module technology. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier.

On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS’ favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS’ German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. After a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in favor of IXYS and the judgment entered by the County Court of Mannheim is now final. International Rectifier has a right to appeal the ruling of the Appeals Court in Karlsruhe.

On February 8, 2001, IXYS filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of IXYS’ European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on IXYS’ patents and an injunction against further production of such modules by International Rectifier in Italy. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in IXYS’ favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, IXYS is permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. Hearings on the merits of the law suit were held on December 12, 2001, January 24, 2002 and February 21, 2002. It could be as long as several years before a judgment on the merits is rendered.

While IXYS believes its claims against International Rectifier in the Civil Court of Monza, Italy are meritorious, there can be no assurance of a favorable outcome. IXYS does not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on the results of operations, financial performance or liquidity of IXYS.

On January 17, 2002, IXYS sued International Rectifier in the United States District Court for the Northern District Court of California for infringement of three IXYS U.S. patents. On April 1, 2002, IXYS amended its complaint to assert a modified group of five IXYS U.S. patents. The asserted patents include those corresponding to IXYS’ module patents asserted in the litigation in Germany and Italy. In addition, the patents include IXYS’ patents for direct copper bond technology. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment and set the matter for trial to begin on June 2, 2003. IXYS’ lawsuit seeks damages and an injunction against continued infringement.

Discussions of additional details relating to the above-described legal proceedings may be found in IXYS’ prior SEC filings and reports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, which was filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2002. Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as we sell products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which our semiconductors are suited; the level of utilization of our production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for us; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors’ actions; and other risk factors described in our filings with the SEC on Form 10-K or set forth in this Form 10-Q.

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

On June 10, 2002, we completed the acquisition of Clare, Inc., a provider of high-voltage analog and mixed-signal semiconductor integrated packages and discrete components for use in electronic communications, computer, and industrial equipment. In connection with this acquisition, we issued approximately 4.9 million shares of IXYS common stock to the holders of outstanding shares of Clare common stock and assumed options to purchase approximately 1.0 million shares of IXYS common stock.

In the three-month period ended June 30, 2002, North American sales represented approximately 42%, and international sales represented approximately 58%, of our net revenues. Of our international sales, approximately 74% were derived from sales in Europe and the Middle East and approximately 26% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in the three-month periods ended June 30, 2002 and 2001.

Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition, accounting for legal contingencies, and accounting for income taxes. A discussion of these critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

     In addition, in connection with the acquisition of Clare, we adopted a critical accounting policy for nonrecurring engineering (“NRE”) work. NRE work relates to engineering work performed by our Micronix division, which was acquired in the Clare transaction, to design chip prototypes that will later be used to produce required units. Customers enter into arrangements with Micronix to perform engineering work for a fixed fee. Micronix generally performs these services at a reduced margin with the expectation that additional revenue will be earned at higher margins once production for these units commences. Micronix records fixed-fee payments during the development phase from customers in accordance with Emerging Issues Task Force Abstracts (“EITF”) 99-5, “Accounting for Pre-production Costs Related to Long-term Supply Arrangements. Micronix records research and development costs as expenses are incurred. Micronix then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

Results of Operations — Three Month Periods Ended June 30, 2002 and June 30, 2001

Net Revenues. Net revenues in the three month period ended June 30, 2002 were $27.4 million, a 7.2% increase from net revenues of $25.6 million in the three month period ended June 30, 2001. International net revenues were $15.9 million in the three month period ended June 30, 2002, or 57.9% of net revenues, as compared to $17.1 million, or 66.7% of net revenues, in the three month period ended June 30, 2001. The increase in net revenues was due to the inclusion of one quarter of Westcode revenue and three weeks of Clare revenue, which were not included in the prior year quarter, offset by a decrease of approximately 20.5% in units sold of traditional IXYS devices, related to adverse economic conditions.

Gross Profit. Gross profit was $7.5 million, or 27.2% of net revenues, in the three month period ended June 30, 2002, as compared to $8.3 million, or 32.4% of net revenues, in the three month period ended June 30, 2001. The decrease in margins was primarily due to a 2.7% decrease in average selling prices from the same quarter in the prior fiscal year, as well as lower levels of overhead absorption. Furthermore, Clare’s products contributed lower gross profits as a percentage of revenue than traditional IXYS products.

Research, Development and Engineering. During the three month period ended June 30, 2002, research, development and engineering (“R&D”) expense was $2.2 million, or 8.0% of net revenues, as compared to $1.2 million, or 4.6% of net revenues, in the three month period ended June 30, 2001. The increase in R&D expenses was due to the inclusion of R&D expenses incurred by Westcode and Clare. R&D expenditures for the traditional IXYS units were relatively flat as compared to the quarter ended June 30, 2001.

Selling, General and Administrative. During the three month period ended June 30, 2002, selling, general and administrative (“SG&A”) expense was $5.1 million, or 18.6% of net revenues, as compared to $3.4 million, or 13.4% of net revenues, in the three month period ended June 30, 2001. The increase in SG&A expenses was caused primarily by the inclusion of SG&A expenses incurred by Westcode and Clare. SG&A expenditures for the traditional IXYS units were relatively flat as compared to the quarter ended June 30, 2001.

Interest Income (Expense), Net. During the three month period ended June 30, 2002, interest income (expense), net was $164,000, as compared to interest income (expense), net of $146,000 in the three month period ended June 30, 2001.

Other (Expense) Income, Net. Other (expense) income, net, including gain on foreign currency transactions, in the three month period ended June 30, 2002 was $1.4 million of other expense, as compared to $1.2 million of other expense in the three month period ended June 30, 2001. The increase in other income (expense), net is primarily due to legal fees of $1.2 million incurred in the three month period ending June 30, 2002.

Income Taxes. The provision for income taxes in the period ended June 30, 2002, reflects an effective tax rate of 36.0%, as compared to 38.0% in the same quarter of the prior fiscal year. The change in effective tax rate from 2001 to 2002 reflects the limitation on certain income tax deductions related to net loss periods.

Liquidity and Capital Resources

Cash and cash equivalents. As of June 30, 2002, cash and cash equivalents were $42.8 million, an increase of $10.7 million from cash and cash equivalents of $32.1 million at March 31, 2001. The increase in cash and cash equivalents was primarily due to cash provided by the acquisition of Clare.

Cash flows from operating activities. Net cash provided by operating activities in the three month period ended June 30, 2002 was $67,000, which represents an increase of $3.5 million from net cash used in operating activities of $3.4 million in the three month period ended June 30, 2001. The increase in net cash provided by operating activities was primarily attributable to lower levels of inventory on hand and an increase in accounts payable as compared to accounts payable in the same quarter of the prior fiscal year, partially offset by an increase in accounts receivable. The increase in accounts payable resulted primarily from the timing of our receipt of invoices from our suppliers and not from any material delay in the time in which we pay our outstanding accounts payable.

Cash flows from investing activities. Net cash provided by investing activities in the three month period ended June 30, 2002 was $10.2 million, an increase of $10.9 million from $0.7 million used in investing activities in the three month period ended June 30, 2001. This increase in net cash provided by investing activities is primarily due to cash acquired in the acquisition of Clare and a tax refund received for loss carrybacks related to Clare’s operations.

Cash flows from financing activities. During the three month period ended June 30, 2002, net cash used in financing activities was $0.5 million, an increase of $0.3 million from net cash used in financing activities of $0.3 million during the three month period ended June 30, 2001. The increase in net cash used in financing activities was primarily due to smaller amounts generated by the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to the same quarter of the prior fiscal year.

There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which is available through September 2002. The line bears interest at the bank’s prime rate (4.75% at June 30, 2002). The line is collateralized by certain assets and contains certain general and financial covenants. At June 30, 2002, we had drawn $700,000 against such line of credit.

We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2002. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At June 30, 2002, we had drawn $100,000 against such line of credit.

As of June 30, 2002, Clare had $2.1 million of letter of credits outstanding under a revolving credit facility in connection with certain leases. The letters of credit were collateralized by $2.3 million cash on deposit. The letters of credit expire through July 2003 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying condensed balance sheet at June 30, 2002.

In Germany, at June 30, 2002, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

In July 2000, a German bank issued to us a commitment letter for a (DM) 7.5 million (approximately $3.9 million) equipment lease facility. Our existing equipment leases, (DM) 5.5 million (approximately $2.8 million) at June 30, 2002, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to $512,000 deposited with the bank.

In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to us of up to (DM) 9.9 million (approximately $5.0 million) for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At June 30, 2002, we had drawn (DM) 507,200 (approximately $256,000) under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In December 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000 (approximately $134,000). The loan bears interest of 5.25% and is due in November 2006.

Our accounts receivable at June 30, 2002 were $23.1 million, a decrease of 3.0% as compared to $23.8 million at June 30, 2001. Our inventories at June 30, 2002 were $55.4 million, an increase of 49.0% as compared to $37.1 million at June 30, 2001. Net plant and equipment at June 30, 2002 were $34.3 million, an increase of 131.7% as compared to $14.8 million at June 30, 2001. The increase in inventories and plant and equipment is mainly due to the acquisition of Clare.

As of June 30, 2002, we had $42.8 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

Details of IXYS’ contractual obligations and commitments as of June 30, 2002 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Line of Credit	$769	$769	$—	$—	$—
Term Loan	136	—	—	136	—
Capital Lease Obligations	33,974	14,624	18,084	1,266	—
Operating Leases	2,389	691	1,453	245	—
Purchase Obligations	2,173	2,173	—	—	—

Total Contractual Cash Obligations	$39,441	$18,257	$19,537	$1,647	$—

     On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At June 30, 2002, the available amount under the line of credit was $5.0 million.

New Accounting Standards

In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for the disposition of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. We have adopted SFAS No. 144 and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating us and our business. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and its financial condition. The trading price of our common stock could decline at any time due to any of these risks, and investors could lose all or part of their investment.

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

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Quarterly Report on Form 10-Q, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

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

Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, that have been affected by the recent slowdown in the U.S. economy. If the economic slowdown continues, our business, financial condition and results of operations may be adversely affected.

Our gross margin and net income may be negatively affected if we are not able to fully utilize, or reduce the expenses of, our Beverly, Massachusetts wafer fabrication facility.

As a result of our acquisition of Clare, we have assumed Clare’s lease of its wafer fabrication facility in Beverly, Massachusetts. Historically, customer demand for wafer fabrication was not adequate to allow Clare to utilize the Beverly fabrication facility’s full capacity and, as a result, Clare incurred substantial negative cash flow associated with the facility. If we are not able to increase the utilization of the fabrication facility, identify new customers for the fabrication services, expand orders from current customers or reduce expenses at the facility, then we could incur significant negative cash flow. If we attempt to shift fabrication of any of our current products to the Beverly fabrication facility, we may incur costs, such as costs associated with qualifying the facility with customers. As a result, fabrication at the Beverly facility could be more costly than our current fabrication suppliers.

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although none of our patents or other intellectual property rights has been successfully challenged to date, we have been sued on occasion for purported patent infringement. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court has enjoined us from continuing infringement and has awarded damages against us for the infringement of International Rectifier’s patents. We have appealed the injunction, and the United States Court of Appeals for the Federal Circuit has stayed the injunction pending appeal. We intend to appeal the U.S. District Court’s rulings (including the award of damages), and to contest International Rectifier’s claims vigorously, but the outcome of this litigation remains uncertain. See “Commitments and Contingencies — Legal Proceedings” provided elsewhere in this Item 1 to the Quarterly Report on Form 10-Q.

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

Forty percent of our revenues in the first three months of fiscal year 2003 came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with four wafer foundries, two of which produce substantially all of the wafers that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

During the first three months of fiscal year 2003, our product sales by region were approximately 42% in North America, approximately 43% in Europe and the Middle East and approximately 15% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

At June 30, 2002, no distributor accounted for greater than 10% of our outstanding receivables. If any distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

We depend on independent subcontractors for the assembly and testing of our products. During the first three months of fiscal year 2003, the majority of our products were assembled by independent subcontractors. Our reliance on these subcontractors involves the following significant risks:

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

In addition, approximately 8% of our revenues in the first three months of fiscal year 2003 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

Approximately 8% of our net revenues in the first three months of fiscal year 2003 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

ABB AG and Nathan Zommer, Ph.D. own a controlling interest in our common stock.

ABB AG and Nathan Zommer, Ph.D., our president and chief executive officer, collectively beneficially own, as of August 12, 2002, approximately 41.4% of the outstanding shares of our common stock. As a result, ABB AG and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There has been no change to the quantitative and qualitative disclosures of market risk made in our Report on Form 10-K for the fiscal year ended March 31, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against us contended that our alleged infringement of International Rectifier’s patents has been and continues to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of our power MOSFETs and IGBTs infringe certain claims of each of three International Rectifier U.S. patents.

On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit permanently granted our motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that we had shown a strong likelihood of success regarding our challenge to the U.S. District Court’s finding that we infringe the International Rectifier patents.

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we have been guilty of willful infringement. The U.S. District Court is considering International Rectifier’s motion for the damages to be increased to an aggregate amount up to three times the $9.1 million award, and attorney fees. In light of the Federal Circuit’s determination that we have shown a strong likelihood of success regarding our challenge to the U.S. District Court’s finding of infringement, we expect to ask the Federal Circuit to stay any damages judgments pending appeal.

International Rectifier also contends that our importation into the United States of certain IXYS-designed MOSFET products manufactured for us by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party (the “Samsung Injunction”). International Rectifier sought enforcement of the Samsung Injunction against us and Samsung, a contempt citation and a fine. The U.S. District Court deferred a decision about whether we and Samsung were in contempt. On March 19, 2002, the U.S. District Court decided, among other things, that we are bound by, and our devices are not excepted from, the Samsung Injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung Injunction to us.

It remains our intent to continue to contest the claims of International Rectifier vigorously. Furthermore, we expect to appeal any ruling of contempt. In light of the August 2, 2002 decision by the Federal Circuit, we believe our defenses to the various claims and our arguments on appeal are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations.

In response to International Rectifier’s claims, Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. We are considering Samsung’s request in light of the terms of the wafer supply agreement. While we believes that neither we nor Samsung are or could be in violation of the injunction for various reasons we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to defend and indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to our financial condition and results of operations.

In November 2000, we filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of our German patents. These patents cover key design features of our proprietary integrated power module technology. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier.

On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to (EUR) 256,000 payable to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. After a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in favor of us and the judgment entered by the County Court of Mannheim is now final. International Rectifier has a right to appeal the ruling of the Appeals Court in Karlsruhe.

On February 8, 2001, we filed a lawsuit against International Rectifier Italia S.p.A. in the Civil Court of Monza, Italy, for patent infringement of at least two of our European patents, which correspond to the German patents involved in the above-described legal proceeding in Germany. The lawsuit seeks the seizure of semiconductor modules produced by International Rectifier that infringe on our patents and an injunction against further production of such modules by International Rectifier in Italy. On June 27, 2001, the Civil Court of Monza rendered a preliminary injunction in our favor with respect to certain claims of infringement by International Rectifier S.p.A. Under the terms of this preliminary injunction, we are permitted to seize, and International Rectifier S.p.A. is prohibited from distributing, certain of the allegedly infringing semiconductor modules. The injunction is an interlocutory measure that remains in effect until there has been a judgment on the merits. Hearings on the merits of the law suit were held on December 12, 2001, January 24, 2002 and February 21, 2002. It could be as long as several years before a judgment on the merits is rendered.

While we believe our claims against International Rectifier in the Civil Court of Monza, Italy are meritorious, there can be no assurance of a favorable outcome. We do not believe that an adverse ruling by the Civil Court of Monza would have a significant negative impact on our results of operations, financial performance or liquidity.

On January 17, 2002, we sued International Rectifier in the United States District Court for the Northern District Court of California for infringement of three of our U.S. patents. On April 1, 2002, we amended our complaint to assert a modified group of five of our U.S. patents. The asserted patents include those corresponding to our module patents asserted in the litigation in Germany and Italy. In addition, the patents include our patents for direct copper bond technology. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment and set the matter for trial to begin on June 2, 2003. Our lawsuit seeks damages and an injunction against continued infringement.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	A special meeting of the stockholders of the Company was held on June 10, 2002.

(c)	The only order of business of the special meeting was to vote on the proposal to approve the issuance of the Company common stock in the merger of Teacup Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Clare, Inc. There were 22,546,421 votes cast for the proposition, 105,117 votes cast against the proposition and 71,992 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits.

(b)	The Company filed a Current Report on Form 8-K on June 17, 2002 to announce the completion of the acquisition of Clare, Inc. and that the United States Court of Appeals for the Federal Circuit entered an order staying an injunction previously entered by the Federal District Court in Los Angeles, California, in the matter of International Rectifier Corporation v. IXYS Corporation.

The Company filed a Current Report on Form 8-K on June 7, 2002 to announce that the Federal District Court in Los Angeles, California, in the matter of International Rectifier Corporation v. IXYS Corporation, entered on May 21, 2002, a permanent injunction, which became effective on June 5, 2002, that effectively prohibited the Company from selling and distributing certain IXYS MOSFET and IGBT devices in the United States.

The Company filed a Current Report on Form 8-K on May 20, 2002 to announce financial results for the fourth quarter of its fiscal year ended March 31, 2002 as well as for the fiscal year ended March 31, 2002.

The Company filed a Current Report on Form 8-K on April 25, 2002 to announce that, on April 22, 2002, the Company entered into a definitive Agreement and Plan of Merger and Reorganization, by and among the Company, Teacup Acquisition Corp., a Massachusetts corporation and wholly-owned subsidiary of the Company, and Clare, Inc., a Massachusetts corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani
Arnold P. Agbayani, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, by and among the Registrant, Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758) and incorporated herein by reference).
10.29	Recourse Promissory Note issued to the Registrant by Samuel J. Kory, effective as of August 30, 2001 and executed in April 2002.
10.30	Stock Pledge Agreement by Samuel J. Kory in favor of the Registrant, effective as of August 30, 2001 and executed in April 2002.
10.31	Indemnity Agreement by and between the Registrant and Larry Mihalchik, dated as of June 27, 2002.
10.32	CP Clare Corporation 1995 Stock Option and Incentive Plan (filed on July 10, 2002 as Exhibit 99.1 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference)
10.33	C.P. Clare Corporation Non-Qualified Stock Option Plan (filed on July 10, 2002 as Exhibit 99.2 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference)
99.1	Certification