Form 10-K/A
period 2002-03-31
IXYS CORP /DE/
filed 2002-10-22
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14165

IXYS Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3187233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3540 Bassett Street

Santa Clara, California 95054-2704
(Address of principal executive offices and zip code)

(408) 982-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendments to this Annual Report on Form 10-K.     Yes ☐          No ☑

      This amendment on Form 10-K/ A amends the Annual Report of IXYS Corporation on Form 10-K previously filed for the fiscal year ended March 31, 2002 (the “Prior Report”). Except as specifically indicated herein, no other information included in the Prior Report on Form 10-K is amended by this Form 10-K/ A.

      Item 10, “Directors and Executive Officers of the Registrant,” is hereby amended in its entirety to read as shown below, among other things adding the new subsection entitled “Section 16(a) Beneficial Ownership Reporting Compliance”:

Item 10.     Directors and Executive Officers of the Registrant

      IXYS’ board of directors is currently comprised of seven directors. Following the merger with Clare, Inc., as more fully discussed under “Item 7. — Management’s Discussion of Financial Condition and Results of Operations — Recent Events,” Larry Mihalchik, the former president and chief executive officer of Clare, was appointed as a director of IXYS and as President of the Clare division. The directors and executive officers of IXYS, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2002.

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

      Nathan Zommer. Dr. Zommer, our founder, has served as a Director since IXYS’ inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since March 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/ General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

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

      Larry L. Mihalchik. Mr. Mihalchik was appointed as a Director of IXYS upon the completion of the acquisition of Clare, Inc. on June 10, 2002. Mr. Mihalchik served as the President and Chief Executive Officer of Clare, Inc. from February 1, 2001 until its acquisition on June 10, 2002 and as President of IXYS’ Clare Division after the acquisition, until July 22, 2002. From January 2000 to February 1, 2001, Mr. Mihalchik was Chief Executive Officer and a member of the Board of Directors of Internet Commerce Services Corporation (iCOMS). Previously, Mr. Mihalchik served as President and Chief Executive Officer of Atex Media Solutions, Inc., a developer and integrator of complex publishing systems. Prior to joining Atex Media Solutions, Mr. Mihalchik served as Senior Vice President and Chief Financial Officer of M/A COM, a NYSE manufacturer of electronic components. Mr. Mihalchik is also a director of Mac-Gray Corporation.

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

      Andreas Hartmann. Mr. Hartmann has served as a Director since November 1998. Since 1990, he has served as Assistant General Counsel and Vice President of Asea Brown Boveri Aktiengesellschaft (“ABB AG”), a wholly-owned subsidiary of ABB Ltd. (“ABB”). Mr. Hartmann received his degree in law from Erlangen Nurnberg University in 1970 and his degree in Law from the Ministry of Justice of the State of Bavaria in 1973.

      Samuel Kory. Mr. Kory has served as a Director since November 1999. In 1988, he founded Samuel Kory Associates, a management consulting firm. Since founding the firm, Mr. Kory has served as the firm’s sole proprietor and principal as well as a consultant for the firm. Mr. Kory received his B.S.M.E. from Pennsylvania State University in 1965.

      S. Joon Lee. Dr. Lee has served as a Director since July 2000. Since 1990, Dr. Lee has served as President of Omni Electronics. From 1983 to 1990, he served as President of Samsung Semiconductor, Inc. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that (i) Messrs. Zommer, Agbayani, Ingram, McDonough, Feucht, Kory and Lee each did not file on a timely basis a Form 5 reporting, in the case of Messrs. Zommer, Agbayani, Ingram and McDonough, a single grant of options to purchase shares of our common stock, and in the case of Messrs. Feucht, Kory and Lee, two grants of options to purchase shares of our common stock and (ii) ABB did not file Forms 4 or a timely Form 5 reporting two sales of our common stock by its wholly-owned subsidiaries. Messrs. Zommer, Agbayani, Ingram, McDonough, Feucht, Kory and Lee and ABB each have filed the required Form 5 prior to the date of this amendment on Form 10-K/ A.

      Item 11, “Executive Compensation,” is hereby amended in its entirety to read as shown below:

Item 11.	Executive Compensation

      The following table presents a summary of the compensation paid by IXYS with respect to services provided during the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 to its President and Chief Executive Officer and to other executive officers whose annual salary and bonus exceeded $100,000 for services rendered to the Company in all capacities during such years. This compensation table excludes other compensation in the form of perquisites and other personal benefits to an executive officer where that compensation constituted less than 10% of his or her total annual salary and bonus in the fiscal year.

					Other Annual	Securities	All Other
					Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary($)		Bonus($)(1)	($)(2)	Options(#)	($)

Nathan Zommer	2002	315,962		114,000	15,136	160,000	30,615	(3)
President and Chief	2001	285,000		214,000	16,038	20,000	2,100
Executive Officer	2000	375,420	(4)	124,300	15,605	240,000	2,110
Arnold P. Agbayani	2002	176,154		48,000	15,630	95,000	19,417	(5)
Senior Vice President, Finance	2001	160,000		118,000	15,583	10,000	4,330
and Chief Financial Officer	2000	189,190	(4)	48,000	12,693	20,000	2,830
Peter H. Ingram	2002	159,253		34,502	4,444	10,000	—
President, European Operations	2001	161,466		22,240	4,560	—	—
	2000	154,578		19,294	1,752	90,000	—
Kevin McDonough	2002	146,454		—	7,200	50,000	7,893	(6)
President, U.S. Operations	2001	127,000		15,000	7,200	—	—
	2000	120,346		3,000	—	120,000	—

(1)	Represents annual bonus earned for performance in the specified fiscal year.

(2)	Represents car allowance.

(3)	Includes $2,110 premiums paid for group term life insurance, $17,532 for tax equalization and 401(k) matching contributions of $10,973.

(4)	Includes retroactive payments made during fiscal year 2000 attributable to base salary increases in fiscal year 1999.

(5)	Includes $2,830 premiums paid for group term life insurance, $1,000 for tax planning and preparation paid by IXYS and $15,587 for tax equalization.

(6)	Includes 401(k) matching contributions of $7,893.

Option Grants in Last Fiscal Year

      The following table presents information for the fiscal year ended March 31, 2002 with respect to grants of stock options to the Company’s executive officers shown in the summary compensation table above:

					Potential Realizable
					Value at Assumed
					Annual Rates
	# of				of Stock Price
	Securities				Appreciation for
	Underlying	% of Total	Exercise		Term(3)
	Options	Options Granted	Price Per	Expiration
Name	Granted(1)	in Fiscal Year(2)	Share($)	Date	5%	10%

Nathan Zommer	160,000	23	7.26	11-15-11	731,808	1,846,944
President and Chief Executive Officer
Arnold P. Agbayani	95,000	14	6.60	11-15-11	395,010	996,930
Senior Vice President, Finance, and Chief Financial Officer
Peter H. Ingram	10,000	2	6.60	11-15-11	41,580	104,940
President, European Operations
Kevin McDonough	50,000	7	6.60	11-15-11	207,900	524,700
President, U.S. Operations

(1)	Options granted to each individual were granted pursuant to the IXYS 1999 Equity Incentive Plan and are subject to the terms of such plan. Exercise prices for these options are equal to the closing price of IXYS’ common stock on the Nasdaq National Market on the date of grant, except Dr. Zommer’s options were priced 10% above such closing price.

(2)	Based on an aggregate of 682,800 options granted to employees and consultants of IXYS in fiscal year 2002 including the named executive officers.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent IXYS’ estimate or projection of the future price of its common stock.

Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-End Option Values

      The following table presents information for the fiscal year ended March 31, 2002 regarding options exercised by and held at year end by the Company’s executive officers shown in the summary compensation table above:

			Number of Securities
	Number		Underlying Unexercised		Value of Unexercised
	of Shares		Options at March 31,		In-The-Money Options at
	Acquired	Value	2002(#)		March 31, 2002($)(2)
	on	Realized
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Nathan Zommer	5,090	94,941	535,606	340,520	4,778,954	2,403,135
President and Chief Executive Officer
Arnold P. Agbayani	—	—	117,466	115,960	1,050,961	687,077
Senior Vice President, Finance and Chief Financial Officer
Peter H. Ingram	14,250	72,805	128,346	101,880	1,108,858	832,867
President, European Operations
Kevin McDonough	—	—	128,880	169,720	1,120,997	1,260,124
President, U.S. Operations

(1)	The value realized is based on the fair market value of IXYS’ common stock on the date of exercise minus the exercise price.

(2)	The valuations are based on the fair market value of IXYS’ common stock on March 31, 2002 of $11.69 minus the exercise price of the options.

Director Compensation

      Each of the Company’s non-employee directors except for Mr. Hartmann receives an annual retainer of $10,000 as well as $1,000 for each meeting of the board he attends and $600 for each committee meeting he attends. In the fiscal year ended March 31, 2002, the total compensation paid to non-employee directors was $70,000. Additionally, each non-employee director except for Mr. Hartmann is reimbursed for certain expenses in connection with attendance at board and committee meetings, and each director except for Mr. Hartmann is reimbursed for expenses incurred in preparing his personal income tax returns and estate planning matters. Mr. Hartmann serves on the Board in accord with a consulting agreement between ABB and the Company and does not receive compensation from the Company for his service.

      IXYS 1999 Non-Employee Directors’ Equity Incentive Plan the (“Directors’ Plan”), effective during fiscal year 2002, provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by the Board. These options vest over a period of time, to be determined in each case by the Board, so long as the optionee remains a non-employee director. Each director currently receives an option to acquire 30,000 shares upon becoming a member of IXYS’ Board. Prior to July 29, 2002, each director could receive a loan from the Company for up to $100,000, payable in three years from the date of issuance, for use in exercising his options or paying taxes in connection with such exercise of options.

      During the last fiscal year, the Company granted options covering 60,000 shares to each of Messrs. Feucht and Lee, at a weighted average exercise price per share of $8.08 and granted options covering 36,000 shares to Mr. Kory, at a weighted average exercise price per share of $9.07. Each option had an exercise price equal to the fair market value of such Common Stock on the date of grant (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of October 10, 2002, options had been exercised under the Directors’ Plan to purchase 8,250 shares of Common Stock.

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

      Dr. Zommer’s employment agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Dr. Zommer’s annual bonus is 40% of his base salary, which was increased to $285,000. In addition, he is eligible for an incentive bonus of three times his base annual salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Dr. Zommer is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares. Effective January 1, 2002, Dr. Zommer’s base salary was increased to $400,000 per year.

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

      Mr. Agbayani’s employment agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Mr. Agbayani’s annual bonus is 30% of his base salary, which was increased to $160,000. In addition, he is eligible for an incentive bonus of three times his annual base salary in the event of certain transactions significantly affecting IXYS, including a reorganization, consolidation, merger and sale of our stock or assets. If his employment terminates within a year after a change of control event, Mr. Agbayani is entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares. Effective January 1, 2002, Mr. Agbayani’s base salary was increased to $220,000 per year.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended March 31, 2002 were Messrs. Feucht, Kory and Hartmann. Mr. Kory is not currently an officer or employee of the Company or any of its subsidiaries, but was, during the early 1980s, a Vice President of a predecessor of the Company. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and board members who serve as executive officers of such entities.

      A new Item 14, as shown below, is hereby added:

Item 14.     Controls and Procedures

      Not applicable.

      Item 14, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” is hereby renumbered as Item 15, and amended in its entirety to read as shown below:

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of the Prior Report:

(1) Financial Statements

(2) Financial statements schedules. The schedules required pursuant to this item are included in the Prior Report as part of the Notes to Consolidated Financial Statements under “Item 8 — Financial Statements.”

(3) Exhibits.

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS, Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/ Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of March 6, 1998 and amended April 10, 1998 and May 29, 1998, among Paradigm Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation (filed on July 10, 1998 as Annex A to the Joint Proxy Statement/ Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-14165) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed on August 14, 2001 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).
10.2	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).
10.3	Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).

Exhibit
No.	Exhibit Title

10.4	Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.5	Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.6	Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.7	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.8	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.9	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.10	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.11	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.12	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.13	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.14	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.15	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.17	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.18	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.19	Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.20	Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit
No.	Exhibit Title

10.21	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10.22	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.23	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.24	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.25	Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.26	General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.27	General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.28	Noncompetition Agreement, by and between IXYS Corporation and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.28 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP (filed on June 28, 2002 as Exhibit 23.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
99.1	Certification.

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

      (c) Exhibits.

      The exhibits required by this item to be filed as exhibits to this Annual Report on Form 10-K/A are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer
and Chairman

Dated: October 21, 2002

CERTIFICATIONS

      I, Nathan Zommer, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, for IXYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 21, 2002

      I, Arnold P. Agbayani, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, for IXYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ ARNOLD P. AGBAYANI

Arnold P. Agbayani
Senior Vice President,
Finance and Administration and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 21, 2002

EXHIBIT INDEX

Exhibit
No.	Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS, Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/ Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of March 6, 1998 and amended April 10, 1998 and May 29, 1998, among Paradigm Technology, Inc., Paradigm Enterprises, Inc. and IXYS Corporation (filed on July 10, 1998 as Annex A to the Joint Proxy Statement/ Prospectus forming part of the Registration Statement on Form S-4 of Paradigm Technology, Inc., as amended (No. 333-57003) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-14165) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed on August 14, 2001 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).
10.2	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).
10.3	Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10.4	Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.5	Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.6	Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.7	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.8	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.9	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.10	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).

Exhibit
No.	Exhibit Title

10.11	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.12	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.13	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.14	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.15	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.17	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.18	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.19	Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 001-14165) and incorporated herein by reference).
10.20	Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.21	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10.22	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.23	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.24	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS Corporation (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.25	Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.26	General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.27	General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit
No.	Exhibit Title

10.28	Noncompetition Agreement, by and between IXYS Corporation and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.28 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP (filed on June 28, 2002 as Exhibit 23.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
99.1	Certification.