Form 10-Q
period 2002-09-30
IXYS CORP /DE/
filed 2002-11-15
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD
ENDED SEPTEMBER 30, 2002

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

Yes [X] No [   ]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 11, 2002 WAS 31,853,575.

IXYS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,179	$32,111
Restricted cash	2,549	205
Accounts receivable, net of allowance for doubtful accounts of $2,222 at September 30, 2002 and $1,045 at March 31, 2002	22,627	16,697
Inventory	57,087	46,317
Prepaid expenses and other current assets	2,591	596
Deferred income taxes	2,359	2,553

Total current assets	126,392	98,479

Plant and equipment, net	30,158	19,238
Goodwill and intangibles	25,345	1,896
Other assets	3,045	2,932
Deferred income taxes	3,365	2,015

Total assets	$188,305	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,996	$2,391
Current portion of notes payable to bank	800	700
Accounts payable	12,125	5,606
Accrued expenses and other liabilities	11,393	8,383

Total current liabilities	27,314	17,080
Other liabilities	134	118
Capitalized lease obligations, net of current portion	4,910	4,770
Pension liabilities	8,508	7,373

Total liabilities	40,866	29,341

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 31,855,847 shares issued and 31,780,847 shares outstanding at September 30, 2002 and 26,902,192 shares issued and 26,827,192 shares outstanding at March 31, 2002	318	268
Deferred compensation	50	—
Additional paid-in capital	144,325	92,785
Notes receivable from stockholders	(853)	(853)
Retained earnings	2,037	5,827
Less cost of treasury stock: 75,000 shares at September 30, 2002 and at March 31, 2002	(445)	(445)
Accumulated other comprehensive income (loss)	2,007	(2,363)

Total stockholders’ equity	147,439	95,219

Total liabilities and stockholders’ equity	$188,305	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net revenues	$35,311	$20,739	$62,748	$46,344
Cost of goods sold	25,527	13,706	45,505	31,005

Gross profit	9,784	7,033	17,243	15,339

Operating expenses:
Research, development and engineering	3,629	1,238	5,815	2,419
Selling, general and administrative	7,517	3,069	12,722	6,546
Restructuring charges	750	—	750	—

Total operating expenses	11,896	4,307	19,287	8,965

Operating income (loss)	(2,112)	2,726	(2,044)	6,374
Interest income	239	399	442	740
Interest expense	(32)	(48)	(71)	(243)
Other expense, net	(1,205)	(1,397)	(2,557)	(2,635)

Income (loss) before income taxes	(3,110)	1,680	(4,230)	4,236
Provision (benefit) for income tax	(34)	639	(440)	1,609

Net income (loss)	$(3,076)	$1,041	$(3,790)	$2,627

Net income (loss) per share—basic	($0.10)	$0.04	($0.13)	$0.10

Weighted average shares used in per share calculation— basic	31,842	26,755	29,931	26,734

Net income (loss) per share—diluted	$(0.10)	$0.04	($0.13)	$0.09

Weighted average shares used in per share calculation— diluted	31,842	28,837	29,931	28,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$(3,076)	$1,041	$(3,790)	$2,627
Other comprehensive income:
Foreign currency translation adjustments	1,396	1,587	4,370	1,661

Comprehensive income (loss)	$(1,680)	$2,628	$580	$4,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,790)	$2,627
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,564	1,755
Provision for doubtful accounts	732	—
Provision for excess and obsolete inventory	87	1,308
Gain on foreign currency transactions	(709)	(407)
Deferred income taxes	2,603	—
Changes in operating assets and liabilities:
Accounts receivable	(1,441)	5,783
Inventories	787	(6,939)
Prepaid expenses	(1,139)	46
Other assets	(1,064)	(362)
Accounts payable	1,892	(5,233)
Accrued expenses and other liabilities	(788)	(2,879)
Pension liabilities	202	169

Net cash used in operating activities	(64)	(4,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(9)	50
Net cash acquired in acquisition of Clare, Inc.	7,905	—
Purchase of plant and equipment	(131)	(731)

Net cash provided by (used in) investing activities	7,765	(681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	—	76
Principal payments on capital lease obligations	(218)	(1,206)
Proceeds from notes payable from bank	—	46
Repayment of notes payable to bank	—	(2)
Proceeds from exercise of options	110	328
Proceeds from issuance of common stock	125	194

Net cash provided by (used in) financing activities	17	(564)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(650)	424

Net increase (decrease) in cash and cash equivalents	7,068	(4,953)
Cash and cash equivalents at beginning of period	$32,111	$44,795

Cash and cash equivalents at end of period	$39,179	$39,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K, as amended. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

Effective as of the beginning of the first quarter of fiscal year 2003, the Company completed the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of the Company’s fiscal year 2003. All remaining and future acquired goodwill will be subject to impairment tests, annually or earlier if indicators of potential impairment exist, using a fair-value-based-approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS 142, the Company has completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no impairment. Had SFAS 142 been implemented at the beginning of the first quarter of fiscal year 2002, the pro forma effect of excluding goodwill amortization expense would have been as follows:

	Three Months Ended	Six Months Ended
	September 30, 2001	September 30, 2001

Reported net income	$1,041	$2,627
Add back: Goodwill amortization	$176	$352

Pro forma net income	$1,217	$2,979

Reported net income
Basic income per common share	$0.04	$0.10
Diluted income per common share	$0.04	$0.09
Add back: Goodwill amortization per share
Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.00	$0.01
Pro forma net income per share
Basic income per common share	$0.05	$0.11
Diluted income per common share	$0.04	$0.10

2. Foreign Currency Translation

The local currency is considered to be the functional currency of the operations of IXYS’ foreign subsidiaries. Accordingly, assets and liabilities are translated at the exchange rate in effect at period end, and revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of IXYS’ foreign subsidiaries into U.S. dollars are included in cumulative translation adjustment, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

3. Acquisition of Clare, Inc.

On June 10, 2002, IXYS completed its acquisition of Clare, Inc. (“Clare”). The acquisition of Clare was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of IXYS common stock, which resulted in the issuance of approximately 4.9 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock, resulting in the assumption of options exercisable for approximately 1.0 million shares of IXYS common stock.

The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of IXYS options issued	3,676
Estimated direct merger cost	1,848

Total purchase price	$53,182

IXYS has finalized the fair values of identifiable intangible assets acquired and plant and equipment. Replacement cost has been used to determine the fair value of the plant and equipment acquired. However, IXYS is still in the process of determining the deferred taxes associated with the acquisition. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	2,742
Plant and equipment	10,271
Other assets	111

	$37,985

Amortizable intangible assets:		Estimated useful lives
Core Technology	$2,700	5 to 6 years
Tradename/Trademarks	900	3 years
Other	440	3 months to 6 years

	$4,040

Total assets acquired	$42,025
Fair value of liabilities assumed	(8,746)

Net assets acquired	33,279
Goodwill	19,903

Total purchase	$53,182

Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisition had occurred on April 1, 2002 and 2001. On a pro forma basis, the results of operations of Clare for the six-month periods ended September 30, 2002 and 2001 are consolidated with IXYS results for the six-month periods ended September 30, 2002 and 2001. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results which may occur in the future.

	September 30,

	2002	2001

Revenue	$69,205	$69,426
Net loss	$(11,673)	$(9,373)
Net loss per share — basic	$(0.00)	$(0.00)
Net loss per share — diluted	$(0.00)	$(0.00)
Shares used in per share calculation	31,818	31,628

4. Restructuring

In June 2002, the Company adopted a corporate restructuring program to reduce expenses and preserve the Company’s cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in operating expense in the three and six months ended September 30, 2002. The separation cost is for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

September 30,
2002

Accrual for restructuring cost	$750
Less: Amount paid	(598)

Balance, September 30, 2002	$152

5. Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of long-lived Assets and Long-Lived Assets to be Disposed of,” and Accounting Principles Board (“APB”) Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. IXYS has adopted SFAS No. 144 and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. IXYS adopted SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on its financial position and results of operations.

6. Inventory

Inventory consists of the following (in thousands):

	September 30,	March 31,
	2002	2002

	(unaudited)
Raw materials	$7,463	$5,494
Work in process	38,808	32,299
Finished goods	10,816	8,524

Total	$57,087	$46,317

7. Goodwill and Intangibles

	September 30,	March 31,
	2002	2002

	(unaudited)
Goodwill	$21,799	$1,896
Intangibles	3,546	—

Total	$25,345	$1,896

8. Computation of Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Dilutive net loss per share does not include the weighted average effect of potential common shares, including options and warrants to purchase common stocks, because their effect is anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
BASIC:
Weighted, average shares outstanding for the period	31,842	26,755	29,931	26,734

Shares used in computing per share amounts	31,842	26,755	29,931	26,734

Net income (loss) available for common stockholders	$(3,076)	$1,041	$(3,790)	$2,627

Net income (loss) available for common stockholders per share	$(0.10)	$0.04	$(0.13)	$0.10

DILUTED:
Weighted, average shares outstanding for the period	31,842	26,755	29,931	26,734
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	2,082	—	2,181

Shares used in computing per share amounts	31,842	28,837	29,931	28,915

Net income (loss) available for common stockholders	$(3,076)	$1,041	$(3,790)	$2,627

Net income (loss) per share available for common stockholders	$(0.10)	$0.04	$(0.13)	$0.09

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	2,972	1,229	2,972	1,024

9. Segmental Information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining the information to be reported under SFAS

131 is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-makers are considered to be the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The CEO and CFO review financial information for purposes of making operational decisions and assessing financial performance. IXYS’ chief decision makers currently review operating results on a consolidated basis only, and therefore believe that IXYS operates in one industry segment. Segment reporting based on product groups is impractical and not meaningful for management of the business and for disclosure. IXYS’ net revenue by major geographical area (based on destination) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
United States	$15,371	$7,584	$26,918	$16,099
Europe and the Middle East	14,193	10,129	26,065	22,741
Japan	1,172	188	1,636	522
Asia Pacific	4,575	2,838	8,129	6,982

Total	$35,311	$20,739	$62,748	$46,344

IXYS’ foreign operations mainly consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode Semiconductors Limited in the United Kingdom. Revenue and net income of IXYS CH were not significant and are combined with German operations. The following table summarizes the sales of IXYS’ U.S. and foreign operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net Revenue:
Foreign	$16,149	$10,873	$30,981	$24,263
U.S	19,162	9,866	31,767	22,081

Total	$35,311	$20,739	$62,748	$46,344

Net Income:
Foreign	$457	$(574)	$(563)	$(251)
U.S	(3,533)	1,615	(3,227)	2,878

Total	$(3,076)	$1,041	$(3,790)	$2,627

Tangible long-lived assets by geographical locations are as follows (in thousands):

	September 30,	March 31,
	2002	2002

	(unaudited)
Germany	$15,285	$13,550
Switzerland	3,110	2,543
United States	11,113	4,869
United Kingdom	3,696	1,208

Total	$33,204	$22,170

10. Commitments and Contingencies

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

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for IXYS’ alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS has been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. IXYS has appealed the damages award, and the United States Court of Appeals for the Federal Circuit has granted IXYS’ motion to stay the damages award pending further order of the court.

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

On April 27, 2001, the County Court of Mannheim rendered a judgment in IXYS’ favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of IXYS’ German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. After a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in favor of IXYS and the judgment entered by the County Court of Mannheim is now final. IXYS intends to request that the County Court of Mannheim rule on the damages and fees due from International Rectifier to IXYS.

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

In August 2002, IXYS filed an action for patent infringement against Advanced Power Technology, Inc. (“APT”) in the United States District Court for the Northern District of California, claiming that APT is infringing two of IXYS’ patents. APT has denied IXYS’ claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against IXYS, claiming that IXYS is infringing one of APT’s patents.

IXYS is currently a party to various legal proceedings, including those noted above. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on IXYS’ financial position or overall trends of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Discussions of additional details relating to the above-described legal proceedings may be found in IXYS’ prior SEC filings and reports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described elsewhere in this Item 2. Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

In the three-month period ended September 30, 2002, North American sales represented approximately 43.5%, and international sales represented approximately 56.5%, of our net revenues. Of our international sales, approximately 71.2% were derived from sales in Europe and the Middle East and approximately 28.8% were derived from sales in Asia. In the six-month period ended September 30, 2002, North American sales represented approximately 42.9%, and international sales represented approximately 57.1%, of our net revenues. Of our international sales, approximately 72.7% were derived from sales in Europe and the Middle East and approximately 27.3% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in the three-month and six-month periods ended September 30, 2002 and 2001.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition, accounting for legal contingencies, accounting for income taxes and accounting for non-recurring engineering work. A discussion of all of these critical accounting policies except for non-recurring engineering work can be found in the “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as amended, and a discussion of the critical accounting policy relating to non-recurring engineering work can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

Results of Operations-Three-Month and Six-month Periods Ended September 30, 2002 and September 30, 2001

Net Revenues. Net revenues in the three-month period ended September 30, 2002 were $35.3 million, a 70.3% increase from net revenues of $20.7 million in the three-month period ended September 30, 2001. Net revenues in the six-month period ended September 30, 2002 were $62.7 million, a 35.4% increase from net revenues of $46.3 million in the six-month period ended September 30, 2001. The increase in net revenues in both the three-month period and six-month period ended September 30, 2002, as compared to the respective periods in the prior fiscal year, was due to the inclusion of revenue from the Westcode and Clare acquisitions, as well as a 19.7% increase and 7.5% increase in average selling prices across our traditional product line in the three-month and six-month periods ended September 30, 2002, respectively, as compared to the respective periods in the prior fiscal year, partially offset by a 14.6% decrease in units shipped from our traditional product line in the three-month period ended September 30, 2002, as compared to the three-month period ended September 30, 2001, and a 17.7% decrease in units shipped from our traditional product line in the six-month period ended September 30, 2002, as compared to the six-month period ended September 30, 2001.

Gross Profit. Gross profit was $9.8 million, or 27.7% of net revenues, in the three-month period ended September 30, 2002, as compared to $7.0 million, or 33.9% of net revenues, in the three-month period ended September 30, 2001. Gross profit was $17.2 million, or 27.5% of net revenues, in the six-month period ended September 30, 2002, as compared to $15.3 million, or 33.1% of net revenues, in the six-month period ended September 30, 2001. The increase in gross profit in both the three-month period and the six-month period ended September 30, 2002, as compared to the respective periods in the prior fiscal year, was due to the inclusion of gross profit from the Westcode and Clare acquisitions, as well as a 19.7% increase and a 7.5% increase in average selling prices across our traditional product line in the three-month and the six-month periods ended September 30, 2001, respectively, as compared to the same periods in the prior fiscal year.

Research, Development and Engineering. During the three-month period ended September 30, 2002, research, development and engineering (“R&D”) expense was $3.6 million, representing 10.3% of net revenues, as compared to $1.2 million, representing 6.0% of net revenues, in the three-month period ended September 30, 2001. During the six-month period ended September 30, 2002, R&D expense was $5.8 million, representing 9.3% of net revenues, as compared to $2.4 million for the six-month period ended September 30, 2001, representing 5.2% of net revenues. The increase in absolute dollar amount of R&D expenses was primarily due to the inclusion of R&D expenses incurred by Westcode and Clare as well as the increase in the number of R&D projects.

Selling, General and Administrative. During the three-month period ended September 30, 2002, selling, general and administrative (“SG&A”) expense was $7.5 million, or 21.3% of net revenues, as compared to $3.1 million, or 14.8% of net revenues, in the three-month period ended September 30, 2001. During the six-month period ended September 30, 2002, SG&A expense was $12.7 million, or 20.3% of net revenues, as compared to $6.5 million, or 14.1% of net revenues, in the six-month period ended September 30, 2001. The increase in absolute dollar amount of SG&A expenses for both the three- and six-month periods was primarily due to the inclusion of SG&A expenses incurred by Westcode and Clare.

Restructuring charges. In June 2002, we adopted a corporate restructuring program to reduce expenses and preserve cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in the three and six months ended September 30, 2002. The separation cost are for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

Interest Income (Expense), Net. During the three-month period ended September 30, 2002, interest income, net was $207,000, as compared to interest income, net of $351,000 in the three-month period ended September 30, 2001. During the six-month period ended September 30, 2002, interest income, net was $371,000, as compared to interest income, net of $497,000 in the six-month period ended September 30, 2001. The decrease in interest income, net in the three-month period and the six-month period ended September 30, 2002, relative to the same periods in the prior fiscal year, is mainly due to our lower cash position as well as lower interest rates.

Other Expense, Net. Other expense, net, including gain on foreign currency transactions, in the three-month period ended September 30, 2002 was $1.2 million as compared to $1.4 million of other expense, net in the three-month period ended September 30, 2001. Other expense, net, including gain on foreign currency transactions, in the six-month periods ended September 30, 2002 and 2001 were $2.6 million. For the six-month periods ended September 30, 2002 and 2001, other expenses, net included $2.0 million and $2.5 million of legal expenses, respectively.

Provision For Income Taxes. The provision for income taxes in the three-month period and the six-month period ended September 30, 2002, reflects an effective tax rate of 35.0%, compared to the effective tax rate in the prior fiscal year of 38%. In the three-month period ended September 30, 2002, IXYS recorded tax expense of approximately $1.2 million to reflect the outcome of a tax assessment in Germany for the years 1997 to 2000.

Liquidity and Capital Resources

Cash and cash equivalents. As of September 30, 2002, our cash and cash equivalents were $39.2 million, an increase of $7.1 million from cash and cash equivalents of $32.1 million at March 31, 2002. The increase in cash and cash equivalents was primarily due to cash provided by the acquisition of Clare.

Cash flows from operating activities. Net cash used in operating activities in the six-month period ended September 30, 2002 was $64,000, which represents a decrease of $4.1 million from net cash used in operating activities of $4.1 million in the six-month period ended September 30, 2001. The decrease in net cash used in operating activities was primarily attributable to depreciation and amortization as well as a tax refund received for loss carrybacks related to Clare’s operations.

Cash flows from investing activities. Net cash provided by investing activities in the six-month period ended September 30, 2002 was $7.8 million, an increase of $8.4 million from the $681,000 used in investing activities in the six-month period ended September 30, 2001. This increase in net cash from investing activities is primarily due to cash acquired in the acquisition of Clare.

Cash flows from financing activities. During the six-month period ended September 30, 2002, net cash provided by financing activities was $17,000, an increase of $581,000 from net cash used in financing activities of $564,000 during the six-month period ended September 30, 2001. The increase in net cash from financing activities is primarily due to a reduction in the amount of principal repayment of capital lease obligations.

We have a number of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which is automatically renewed on a monthly basis. The line bears interest at the bank’s prime rate (4.75% at September 30, 2002). The line is collateralized by certain assets and contains certain general and financial covenants. At September 30, 2002, we had drawn $700,000 against such line of credit.

We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is automatically renewed on a monthly basis. The line bears interest at a fixed rate of 9.5% . The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At September 30, 2002, we had drawn $100,000 against such line of credit.

As of September 30, 2002, Clare had $2.0 million of letter of credits outstanding under a revolving credit facility in connection with certain leases. The letters of credit were collateralized by $2.3 million cash on deposit. The letters of credit expire through July 2003 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying condensed balance sheet at September 30, 2002.

In Germany, at September 30, 2002, we had a $5.0 million line of credit with a German bank with no outstanding balance. This line supports a letter of credit facility.

In July 2000, a German bank issued to us a commitment letter for a Euro 3.8 million (approximately $3.8 million) equipment lease facility. Our existing equipment leases, Euro 2.8 million (approximately $2.8 million) at September 30, 2002, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and up to $512,000 deposited with the bank.

In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to us of up to Euro 5.1 million (approximately $5.0 million) for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At September 30, 2002, we had drawn Euro 241,266 (approximately $237,500) under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In December 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000 (approximately $134,000). The loan bears interest of 5.25% and is due in November 2006.

As of September 30, 2002, we had $39.2 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments, as of September 30, 2002 to make future payments under contracts are set forth below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of Credit	$800	$800	—	—	—
Term Loan	134	—	—	—	134
Capital Lease Obligations	7,906	1,227	5,470	1,209	—
Operating Leases	18,991	5,497	7,248	1,605	4,641
Purchase Obligations	2,041	2,041	—	—	—

Total Contractual Cash Obligations	$29,873	$9,566	$12,718	$2,814	$4,775

On September 22, 2000, we entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At September 30, 2002, the available amount under the line of credit was $5.0 million.

New Accounting Standards

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for the disposition of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. We have adopted SFAS No. 144 and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on our financial position and results of operations.

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

We may not be successful in our acquisitions.

We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our managerial and internal controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	failure to successfully integrate the research and development, sales and marketing efforts of an acquired company with our own;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate systems, policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

We could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Although none of our patents or other intellectual property rights has been successfully challenged to date, we have been sued on occasion for purported patent infringement. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court has enjoined us from continuing infringement and has awarded damages against us for the infringement of International Rectifier’s patents. We have appealed the injunction, and the United States Court of Appeals for the Federal Circuit has stayed the injunction pending appeal. We intend to appeal the U.S. District Court’s rulings (including the award of damages), and to contest International Rectifier’s claims vigorously, but the outcome of this litigation remains uncertain. See “Commitments and Contingencies — Legal Proceedings” provided elsewhere in Item 1 to this Quarterly Report on Form 10-Q.

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

Forty percent of our revenues in the first six months of fiscal year 2003 came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with four wafer foundries, two of which produce substantially all of the wafers that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

During the first six months of fiscal year 2003, our product sales by region were approximately 43% in North America, approximately 40% in Europe and the Middle East and approximately 17% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

At September 30, 2002, no distributor accounted for greater than 10% of our outstanding receivables. If any distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems. In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally. The process of implementation is complex and requires, among other things, that data from our existing systems be made compatible with the upgraded systems. During a transition to an upgrade, we could experience delays in ordering materials, inventory tracking problems and other inefficiencies, which could cause delays in shipments of products to our customers.

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

We depend on independent subcontractors for the assembly and testing of our products. During the first six months of fiscal year 2003, the majority of our products were assembled by independent subcontractors. Our reliance on these subcontractors involves the following significant risks:

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

Power semiconductors are occasionally subject to regulations intended to address the safety, reliability and quality of the products. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory recognition for voltage isolation and fire hazard tests. Sales of power semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer than that required for U.S. approval, and the requirements may differ.

Approximately 12% of our revenues in the first six months of fiscal year 2003 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

Approximately 12% of our net revenues in the first six months of fiscal year 2003 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

ABB AG and Nathan Zommer, Ph.D. own a controlling interest in our common stock.

ABB AG and Nathan Zommer, Ph.D., our president and chief executive officer, collectively beneficially own, as of October 15, 2002, approximately 40% of the outstanding shares of our common stock. As a result, ABB AG and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

Foreign Currency Risk.

International revenues from our foreign subsidiaries were approximately 57% of total revenues. International sales are made mostly from our German subsidiary and are typically denominated in the local currency of Germany. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiaries use their respective local currencies as their functional currency.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this Report, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls. Although the Company does not believe it has conducted an evaluation of internal controls, as such term is used in Release 33-8138 of the Securities and Exchange Commission, the Company has addressed the question of improving its internal controls. In connection with its review of the Company’s financial statements for the quarter ended September 30, 2002, Pricewaterhouse Coopers LLP (“PwC”) identified reportable conditions relating to the Company’s recently acquired subsidiary, Clare, Inc. and the consolidation of accounts by the Company. The reportable conditions primarily related to timeliness in the preparation of accounting records before commencement of PwC’s review, errors in closing procedures and adjustments, and communications among accounting personnel. PwC’s conclusions and recommendations were presented to the Audit Committee of the Board of Directors. The Company intends to respond to the reportable conditions by providing additional time for the preparation of accounting records before the commencement of PwC’s quarterly reviews and by improving communications among accounting personnel.

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

On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit permanently granted our motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that we had shown a strong likelihood of success regarding its challenge to the U.S. District Court’s finding that we infringe the International Rectifier patents.

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we have been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. We have appealed the damages award, and the United States Court of Appeals for the Federal Circuit has granted our motion to stay the damages award pending further order of the court.

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

On April 27, 2001, the County Court of Mannheim rendered a judgment in our favor that enjoined International Rectifier from marketing, utilizing, importing or possessing two of our German patents, and imposed a fine of up to (EUR) 256,000 to the state or imprisonment of International Rectifier’s managing director for each violation of the injunction. International Rectifier was also ordered to pay attorney fees and past and future damages and unjustified enrichment resulting from International Rectifier’s infringing practices. International Rectifier appealed the judgment to the Court of Appeals in Karlsruhe. After a hearing on this appeal in March, the Court of Appeals in Karlsruhe ruled in favor of us and the judgment entered by the County Court of Mannheim is now final. We intend to request that the County Court of Mannheim rule on the damages and fees due from International Rectifier to us.

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

In August 2002, we filed an action for patent infringement against Advanced Power Technology, Inc. (“APT”) in the United States District Court for the Northern District of California, claiming that APT is infringing two of our patents. APT has denied our claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against us, claiming that we are infringing one of APT’s patents.

We are currently a party to various legal proceedings, including those noted above. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits.

(b) The Company filed a Current Report on Form 8-K on July 29, 2002 to announce financial results for the first quarter of its fiscal year ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Nathan Zommer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IXYS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Nathan Zommer

Nathan Zommer President, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Arnold P. Agbayani, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IXYS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Arnold P. Agbayani

Arnold P. Agbayani Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant.
99.1	Certification

(1)  Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.