Form 10-Q
period 2002-12-31
IXYS CORP /DE/
filed 2003-02-14
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD
ENDED DECEMBER 31, 2002

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

Yes [X]      No [  ]

     THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 11, 2003 WAS 31,930,776.

IXYS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,147	$32,111
Restricted cash	2,432	205
Accounts receivable, net of allowance for doubtful accounts of $3,530 at December 31, 2002 and $1,045 at March 31, 2002	21,346	16,697
Inventories	59,100	46,317
Prepaid expenses	1,772	596
Deferred income taxes	2,344	2,553

Total current assets	124,141	98,479

Plant and equipment, net	29,816	19,238
Goodwill and intangible assets, net	24,065	1,896
Other assets	5,191	2,932
Deferred income taxes	3,035	2,015

Total assets	$186,248	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,157	$2,391
Notes payable to bank	700	700
Accounts payable	9,744	5,606
Accrued expenses and other liabilities	9,842	8,383

Total current liabilities	23,443	17,080

Capitalized lease obligations, net of current portion	5,683	4,888
Pension liabilities	9,024	7,373

Total liabilities	38,150	29,341

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 31,889,666 issued and 31,814,666 outstanding at December 31, 2002 and 26,902,192 issued and 26,827,192 outstanding at March 31, 2002	319	268
Additional paid-in capital	144,656	92,785
Deferred compensation	(34)	—
Notes receivable from stockholders	(853)	(853)
Retained earnings	985	5,827
Accumulated other comprehensive income (loss)	3,470	(2,363)

	148,543	95,664
Less cost of treasury stock: 75,000 common shares at December 31, 2002 and 75,000 common shares at March 31, 2002	(445)	(445)

Total stockholders’ equity	148,098	95,219

Total liabilities and stockholders’ equity	$186,248	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net revenues	$35,544	$16,082	$98,292	$62,427
Cost of goods sold	25,610	11,132	71,115	42,139

Gross Profit	9,934	4,950	27,177	20,288

Operating expenses:
Research, development and engineering	3,473	1,429	9,288	3,848
Selling, general and administrative	7,156	2,916	19,878	9,461
Restructuring charge	—	—	750	—

Total operating expenses	10,629	4,345	29,916	13,309

Operating income (loss)	(695)	605	(2,739)	6,979
Interest income	245	110	687	726
Interest expense	(29)	—	(100)	—
Other expense, net	(831)	(885)	(3,388)	(3,640)

Income (loss) before income tax provision (benefit)	(1,310)	(170)	(5,540)	4,065
Provision (benefit) for income tax	(258)	(65)	(698)	1,545

Net income (loss)	$(1,052)	$(105)	$(4,842)	$2,520

Net income (loss) per share-basic	$(0.03)	$(0.00)	$(0.16)	$0.09

Weighted average shares used in per share calculation—basic	31,797	26,728	30,505	26,696

Net income (loss) per share-diluted	$(0.03)	$(0.00)	$(0.16)	$0.09

Weighted average shares used in per share calculation—diluted	31,797	26,728	30,505	28,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net income (loss)	$(1,052)	$(105)	$(4,842)	$2,520
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,463	(2,311)	5,833	992

Comprehensive income/(loss)	$411	$(2,416)	$991	$3,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,842)	$2,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,804	2,617
Provision for doubtful accounts	1,898	(4)
Provision for excess and obsolete inventories	167	1,138
(Gain) loss on foreign currency transactions	(1,248)	(1,137)
Changes in operating assets and liabilities:
Accounts receivable	(782)	12,402
Inventories	642	(7,992)
Prepaid expenses	(934)	93
Other assets	(2,057)	(325)
Accounts payable	(529)	(7,497)
Accrued expenses and other liabilities	(2,798)	(3,454)
Pension liabilities	301	408

Net cash (used in) provided by operating activities	(1,378)	(1,231)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease in restricted cash	110	17
Acquisition of Clare, Inc., net of cash acquired	7,905	—
Purchase of plant and equipment	(3,552)	(1,175)

Net cash (used in) provided by investing activities	4,463	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	606	372
Principal payments on capital lease obligations	(315)	(1,327)
Proceeds from notes payable from bank	—	457
Repayment of notes payable to bank	—	(54)
Stock repurchase	—	(384)
Other	467	675

Net cash (used in) provided by financing activities	758	(261)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,193	149
Net increase in cash and cash equivalents	5,036	(2,501)
Cash and cash equivalents at beginning of period	32,111	44,795

Cash and cash equivalents at end of period	$37,147	$42,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented have been made. The interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2002 contained in the Company’s Annual Report on Form 10-K, as amended. Interim results are not necessarily indicative of the operating results expected for later quarters of a given fiscal year or the full fiscal year.

Effective as of the beginning of the first quarter of fiscal year 2003, the Company completed the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of the Company’s fiscal year 2003. All remaining and future acquired goodwill will be subject to impairment tests, annually or earlier if indicators of potential impairment exist, using a fair-value-based-approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continues to assess the value of its long-lived assets, which could result in an impairment charge in the future. In conjunction with the implementation of SFAS 142, the Company has completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no impairment. Had SFAS 142 been implemented at the beginning of the first quarter of fiscal year 2002, the pro forma effect of excluding goodwill amortization expense would have been as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2001	December 31, 2001

Reported net income (loss)	$(105)	$2,520
Add back: Goodwill amortization	176	528

Pro forma net income	$71	$3,048

Reported net income
Basic income per common share	$0.00	$0.09
Diluted income per common share	$0.00	$0.09
Add back: Goodwill amortization per share
Basic income per common share	$0.01	$0.02
Diluted income per common share	$0.01	$0.02
Pro forma net income per share
Basic income per common share	$0.01	$0.11
Diluted income per common share	$0.01	$0.11

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

The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of Clare options assumed by IXYS	3,676
Estimated direct merger cost	1,741

Total purchase price	$53,075

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

Fair value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	2,742
Plant and equipment	10,271
Other assets	111

	$37,985
		Estimated useful
Amortizable intangible assets:		lives:
Core technology	$2,700	5 to 6 years
Tradename/trademarks	900	3 years
Other	715	3 months to 6 years

	4,315

Total assets acquired	42,300
Fair value of liabilities assumed	(8,746)

Net assets acquired	33,554
Goodwill	19,521

Total purchase price	$53,075

Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisition had occurred on April 1, 2002 and 2001. On a pro forma basis, the results of operations of Clare for the nine-month periods ended December 31, 2002 and 2001 are consolidated with IXYS results for the same periods. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results that may occur in the future.

	December 31,

	2002	2001

Revenue	$104,749	$96,616
Net loss	$(12,862)	$(16,165)
Net loss per share — basic	$(0.40)	$(0.51)
Net loss per share — diluted	$(0.40)	$(0.51)
Shares used in per share calculation	31,768	31,590

4. Restructuring

In June 2002, the Company adopted a corporate restructuring program to reduce expenses and preserve the Company’s cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in operating expense in the nine months ended December 31, 2002. The separation cost is for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

December 31,
2002

Accrual for restructuring cost	$750
Less: Amount paid	(750)

Balance, December 31, 2002	$—

5. Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of long-lived Assets and Long-Lived Assets to be Disposed of,” and Accounting Principles Board (“APB”) Opinion No. 30; however, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. IXYS has adopted SFAS 144, and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) release No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). (“EITF No. 94-3”) The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. IXYS adopted SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 is not anticipated to have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EIFT Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.

Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. SFAS 148 is not anticipated to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

6. Inventories

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2002	2002

	(unaudited)
Raw materials	$9,938	$5,494
Work in process	37,455	32,299
Finished goods	11,707	8,524

Total	$59,100	$46,317

7. Goodwill and Intangible Assets, Net

	December 31,	December 31,
	2002	2001

	(unaudited)
Goodwill	$21,417	$1,896

Intangible assets	3,546	—
Less: Amortization	(898)	—

	2,648	—

Total	$24,065	$1,896

8. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Diluted net loss per share does not include the weighted average effect of potential common shares, including options and warrants to purchase common stock, because the effect is anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
BASIC:
Weighted, average shares outstanding for the period	31,797	26,728	30,505	26,696

Shares used in computing per share amounts	31,797	26,728	30,505	26,696

Net income (loss) available for common stockholders	$(1,052)	$(105)	$(4,842)	$2,520

Net income (loss) per share available for common stockholders	$(0.03)	$(0.00)	$(0.16)	$0.09

DILUTED:
Weighted, average shares outstanding for the period	31,797	26,728	30,505	26,696
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	—	—	2,297

Shares used in computing per share amounts	31,797	26,728	30,505	28,993

Net income (loss) available for common stockholders	$(1,052)	$(105)	$(4,842)	$2,520

Net income (loss) per share available for common stockholders	$(0.03)	$(0.00)	$(0.16)	$0.09

9. Segmental Information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining the information to be reported under SFAS 131 is based upon the way the Company’s management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-makers are considered to be the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The CEO and CFO review financial information for purposes of making operational decisions and assessing financial performance. IXYS’ chief decision-makers currently review operating results on a consolidated basis only, and therefore believe that IXYS operates in one industry segment. Segment reporting based on product groups is impractical and not meaningful for management of the Company’s business or for disclosure. IXYS’ net revenue by major geographical area (based on destination) were as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,

	2002	2002

	(unaudited)	(unaudited)
North America	$14,868	$41,882
Europe and the Middle East	13,698	38,840
Japan	1,172	2,848
Asia Pacific	5,336	13,488
Other	470	1,234

Total	$35,544	$98,292

IXYS’ foreign operations mainly consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode Semiconductors Limited in the United Kingdom. Revenue and net income of IXYS CH were not significant and are combined with German operations. The following table summarizes the sales of IXYS’ U.S. and foreign operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net Revenue:
Foreign	$21,796	$8,356	$59,877	$30,612
U.S	13,748	7,726	38,415	31,815

Total	$35,544	$16,082	$98,292	$62,427

Net Income:
Foreign	$857	$(265)	$665	$254
U.S	(1,909)	160	(5,507)	2,266

Total	$(1,052)	$(105)	$(4,842)	$2,520

Tangible long-lived assets by geographical locations are as follows (in thousands):

	December 31,	March 31,
	2002	2002

	(unaudited)
Germany	$15,772	$13,550
Switzerland	2,858	2,543
United States	12,571	4,869
United Kingdom	3,806	1,208

Total	$35,007	$22,170

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

On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit granted IXYS’ motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that IXYS had shown a strong likelihood of success regarding its challenge to the U.S. District Court’s finding that IXYS infringes the International Rectifier patents.

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for IXYS’ alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. IXYS has appealed the damages award. The United States Court of Appeals for the Federal Circuit has granted IXYS’ motion to stay the damages award pending disposition of the related appeals and has suspended briefing of IXYS’ appeal from the damages award pending outcome of other prior appeals.

International Rectifier also contends that IXYS’ importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party (the “Samsung Injunction”). International Rectifier sought enforcement of the Samsung Injunction against IXYS and Samsung, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that IXYS is bound by, and IXYS’ devices are not excepted from, the Samsung Injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung Injunction to IXYS, stating that IXYS had shown a likelihood of success on appeal. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. IXYS intervened in these damages proceedings against Samsung.

It remains IXYS’ intent to continue to vigorously contest the claims of International Rectifier. Furthermore, IXYS expects to appeal any final ruling of contempt, including any monetary sanctions awarded against its foundry, Samsung.

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

In response to International Rectifier’s claims, Samsung contends that IXYS is contractually obligated under the terms of IXYS’ wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons that IXYS believes to be meritorious, including an express reservation as to IXYS’ designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to IXYS’ financial condition and results of operations.

In November 2000, IXYS filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of IXYS’ German patents. These patents cover key design features of IXYS’ proprietary integrated power module technology. The lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier. Subsequently, IXYS brought similar actions in Italy and the United Kingdom.

On January 17, 2002, IXYS sued International Rectifier in the United States District Court for the Northern District Court of California for infringement of three IXYS U.S. patents. On April 1, 2002, IXYS amended its complaint to assert infringement by International Rectifier of a modified group of five IXYS U.S. patents. The asserted patents include those corresponding to IXYS’ module patents asserted in the litigation in Germany and Italy. In addition, the patents include IXYS’ patents for direct copper bond technology. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Trial is currently set to begin on October 6, 2003. IXYS’ lawsuit seeks damages and an injunction against continued infringement by International Rectifier.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Item 2. Actual results may differ materially from the results discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

OVERVIEW

We develop and market power semiconductors and control integrated circuits that are used to convert and control electrical power efficiently and reliably, primarily in telecommunication infrastructure, motor drives, medical systems and transportation. We also serve emerging markets with a combination of digital and analog control integrated circuits, principally for flat panel displays, medical instruments and telecommunications products.

Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 500 watts of power.

On June 10, 2002, we completed the acquisition of Clare, Inc., a provider of high-voltage analog and mixed-signal semiconductor integrated packages and discrete components for use in electronic communications, computer and industrial equipment. In connection with this acquisition, we issued approximately 4.9 million shares of IXYS common stock to the holders of outstanding shares of Clare common stock and assumed options to purchase approximately 1.0 million shares of IXYS common stock.

In the three-month period ended December 31, 2002, North American sales represented approximately 42%, and international sales represented approximately 58%, of our net revenues. Of our international sales, approximately 66% were derived from sales in Europe and the Middle East and approximately 34% were derived from sales in Asia and other locations. In the nine-month period ended December 31, 2002, North American sales represented approximately 43%, and international sales represented approximately 57%, of our net revenues. Of our international sales, approximately 69% were derived from sales in Europe and the Middle East and approximately 31% were derived from sales in Asia and other locations. No single end customer accounted for more than 10% of our net revenues in the three-month and nine-month periods ended December 31, 2002 and 2001.

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

Results of Operations-Three Month and Nine Month Periods Ended December 31, 2002 and December 31, 2001

Net Revenues. Net revenues in the three-month period ended December 31, 2002 were $35.5 million, a 121% increase from net revenues of $16.1 million in the three-month period ended December 31, 2001. Net revenues in the nine-month period ended December 31, 2002 were $98.3 million, a 57.5% increase from net revenues of $62.4 million in the nine-month period ended December 31, 2001. The increase in net revenues in both the three-month period and nine-month period ended December 31, 2002, as compared to the respective periods in the prior fiscal year, was due to the inclusion of revenue from the Westcode and Clare acquisitions, and the increase in net revenues in the nine-month period ended December 31, 2002 also reflected a 2.3% increase in average selling prices across our traditional product line as compared to the same period in the prior fiscal year. The increase in net revenues in the three-month period ended December 31, 2002, as compared to the three-month period ended December 31, 2001, was partially offset by an 8.3% decrease in average selling prices from our traditional product line.

Gross Profit. Gross profit was $9.9 million, or 27.9% of net revenues, in the three-month period ended December 31, 2002, as compared to $5.0 million, or 30.8% of net revenues, in the three-month period ended December 31, 2001. Gross profit was $27.2 million, or 27.6% of net revenues, in the nine-month period ended December 31, 2002, as compared to $20.3 million, or 32.5% of net revenues, in the nine-month period ended December 31, 2001. The decrease in gross margin is primarily due to underutilization of manufacturing capacity. The increase in dollar amount of gross profit in both the three-month period and the nine-month period ended December 31, 2002, as compared to the respective periods in the prior fiscal year, was due to the inclusion of gross profit from the Westcode and Clare acquisitions, and the increase in gross profit in the nine-month period ended December 31, 2002 also reflected a 2.3% increase in average selling prices across our traditional product line as compared to the same period in the prior fiscal year. The increase in gross profit in the three-month period ended December 31, 2002, as compared to the three-month period ended December 31, 2001, was partially offset by an 8.3% decrease in average selling prices from our traditional product line.

Research, Development and Engineering. During the three-month period ended December 31, 2002, research, development and engineering (“R&D”) expense was $3.5 million, representing 9.8% of net revenues, as compared to $1.4 million, representing 8.9% of net revenues, in the three-month period ended December 31, 2001. During the nine-month period ended December 31, 2002, R&D expense was $9.3 million, representing 9.4% of net revenues, as compared to $3.8 million for the nine-month period ended December 31, 2001, representing 6.2% of net revenues. The increase in dollar amount of R&D expense was primarily due to the inclusion of R&D expense incurred by Westcode and Clare as well as the increase in the number of R&D projects.

Selling, General and Administrative. During the three-month period ended December 31, 2002, selling, general and administrative (“SG&A”) expense was $7.2 million, or 20.1% of net revenues, as compared to $2.9 million, or 18.1% of net revenues, in the three-month period ended December 31, 2001. During the nine-month period ended December 31, 2002, SG&A expense was $19.9 million, or 20.2% of net revenues, as compared to $9.5 million, or 15.2% of net revenues, in the nine-month period ended December 31, 2001. The increase in dollar amount of SG&A expenses for both the three- and nine-month periods was primarily due to the inclusion of SG&A expense incurred by Westcode and Clare. The dollar amount of SG&A expense is not expected to change substantially in future quarters as the cost cutting measures we have instituted are expected to be offset by increasing costs of compliance.

Restructuring Charges. In June 2002, we adopted a corporate restructuring program to reduce expenses and preserve cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in the nine months ended December 31, 2002. The separation cost are for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

Interest Income (Expense), Net. During the three-month period ended December 31, 2002, interest income, net was $216,000, as compared to interest income, net of $110,000 in the three-month period ended December 31, 2001. During the nine-month period ended December 31, 2002, interest income, net was $587,000, as compared to interest income, net of $726,000 in the nine-month period ended December 31, 2001.

Other Expense, Net. Other expense, net, including gain on foreign currency transactions, in the three-month period ended December 31, 2002 was $831,000 as compared to $885,000 of other expense, net in the three-month period ended December 31, 2001. Other expense, net, including gain on foreign currency transactions, in the nine-month periods ended December 31, 2002 and 2001 were $3.4 million and $3.6 million, respectively. For the nine-month periods ended December 31, 2002 and 2001, other expenses, net included $2.8 million and $3.5 million of legal expenses, respectively.

Provision For Income Taxes. The provision for income taxes in the three-month period and the nine-month period ended December 31, 2002 reflects an effective tax rate of 19.7% and 12.6%, respectively, compared to the effective tax rate in the prior fiscal year of 38.0%. In the six-month period ended September 30, 2002, IXYS recorded tax expense of approximately $1.2 million to reflect the outcome of a tax assessment in Germany for the years 1997 through 2002. In the three-month period ended December 31, 2002, IXYS recorded an additional tax expense of approximately $400,000 to provide for tax risk resulting from international operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. As of December 31, 2002, our cash and cash equivalents were $37.1 million, an increase of $5.0 million from cash and cash equivalents of $32.1 million at March 31, 2002. The increase in cash and cash equivalents was primarily due to cash provided by the acquisition of Clare.

Cash Flows from Operating Activities. Net cash used in operating activities in the nine-month period ended December 31, 2002 was $1.4 million, which represents an increase of $147,000 from net cash used in operating activities of $1.2 million in the nine-month period ended December 31, 2001. The increase in net cash used in operating activities was primarily attributable to the net loss from operations.

Cash Flows Used in Investing Activities. Net cash provided by investing activities in the nine-month period ended December 31, 2002 was $4.5 million, an increase of $5.6 million from the $1.2 million used in investing activities in the nine-month period ended December 31, 2001. This increase in net cash from investing activities is primarily due to cash acquired in the acquisition of Clare.

Cash Flows from Financing Activities. During the nine-month period ended December 31, 2002, net cash provided by financing activities was $758,000, an increase of $1.0 million from net cash used in financing activities of $261,000 during the nine-month period ended December 31, 2001. The increase in net cash from financing activities is primarily due to a reduction in the amount of principal repayment of capital lease obligations.

We have a number of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which is automatically renewed on a monthly basis. The line bears interest at the bank’s prime rate (4.25% at December 31, 2002). The line is collateralized by certain assets and contains certain general and financial covenants. At December 31, 2002, we had drawn $700,000 against such line of credit.

We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is automatically renewed on a monthly basis. The line bears interest at a fixed rate of 9.5% . The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At December 31, 2002, we had drawn $100,000 against this line of credit.

As of December 31, 2002, Clare had $2.0 million of letters of credit outstanding under a revolving credit facility in connection with certain leases. The letters of credit were collateralized by $2.2 million cash on deposit. The letters of credit expire through

July 2003 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying condensed balance sheet at December 31, 2002.

In Germany, at December 31, 2002, we had a $5.0 million line of credit with a German bank. We had drawn $303,000 against this line of credit as of December 31, 2002. This line supports a letter of credit facility.

In July 2000, a German bank issued to us a commitment letter for a Euro 3.8 million (approximately $3.8 million) equipment lease facility. Our existing equipment leases, Euro 2.8 million (approximately $2.9 million) at December 31, 2002, were charged against the facility. The equipment leases provide financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in other assets and $533,000 deposited with the bank at December 31, 2002.

In July 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to us of up to Euro 5.1 million (approximately $5.3 million) for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At December 31, 2002, we had drawn Euro 241,000 (approximately $238,000) under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In December 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000 (approximately $134,000). The loan bears interest of 5.25% and is due in November 2006.

As of December 31, 2002, we had $37.1 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments, as of December 31, 2002 to make future payments under contracts are set forth below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of Credit	$800	$800	$—	$—	$—
Term Loan	134	—	—	—	134
Capital Lease Obligations	8,840	3,157	5,318	365	—
Operating Leases	12,097	5,017	6,189	891	—
Purchase Obligations	1,458	1,458	—	—	—

Total Contractual Cash Obligations	$23,329	$10,432	$11,507	$1,256	$134

On September 22, 2000, we entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain the line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH described above. At December 31, 2002, the available amount under the line of credit was $5.0 million.

New Accounting Standards

In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for the disposition of long-lived assets. SFAS 144 supersedes SFAS No. 121 and APB Opinion No. 30; however, SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. We have adopted SFAS 144 and the adoption did not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We adopted SFAS 146 during the second quarter of this fiscal year. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. SFAS 146 will change, on a prospective basis, the time when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS No. 146 has not had a material impact on our financial position and results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe that the adoption of this standard will have a material impact on our financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material impact on our financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material impact on its financial statements.

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

Due to the recent decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, that have been affected by the recent slowdown in the U.S. economy. If the economic slowdown continues, our business, financial condition and results of operations may continue to be adversely affected.

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

We may not be successful in our acquisitions.

We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our managerial and internal controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	failure to successfully integrate the research and development and sales and marketing efforts of an acquired company with our own;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate systems, policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

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

Thirty-eight percent of our revenues in the first nine months of fiscal year 2003 came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with several wafer foundries, two of which produce the majority of the wafers that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

During the first nine months of fiscal year 2003, our product sales by region were approximately 42.6% in North America, approximately 39.5% in Europe and the Middle East and approximately 16.6% in Asia Pacific, including Japan. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers, assemblers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	transportation delays;

•	work stoppages;

•	economic or political instability; and

•	disruptions resulting from military actions, insurrections or war.

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

Some of our products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the decision of the customer to manufacture and sell its designed product, the commercial success of the customer’s product and the extent to which the design of the customer’s electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. We may not achieve design wins or our design wins may not result in future revenues.

Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of revenues.

The time from initiation of design to volume production of our products often takes 18 months or longer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which may last an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

Our backlog may not result in future revenues.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without penalty to the customer. As a result, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenues, could harm our results of operations.

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

At December 31, 2002, no distributor accounted for greater than 10% of our outstanding receivables. If any distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

We depend on independent subcontractors for the assembly and testing of our products. During the first nine months of fiscal year 2003, the majority of our products were assembled by independent subcontractors. Our reliance on these subcontractors involves the following significant risks:

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

Power semiconductors and integrated circuits are occasionally subject to regulations intended to address the safety, reliability and quality of the products. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory recognition for voltage isolation and fire hazard tests. Sales of power semiconductors and integrated circuits outside of the United States are subject to international regulatory requirements that vary from country to country. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer than that required for U.S. approval, and the requirements may differ.

A portion of our revenues in the first nine months of fiscal year 2003 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. In particular, 10.0% of our revenues in the period were derived from sales to defibrillator manufacturers. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

Business interruptions may damage our facilities or those of our suppliers.

Our operations are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our corporate headquarters in California is located near major earthquake fault lines and has experienced earthquakes in the past. California also has been subject to shortages of electrical power and is subject to power outages. If power outages occur, our ability to conduct administrative matters and test our products could be seriously impaired, which could harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

In addition, some of our suppliers are located in California or other parts of the world that experience earthquakes or other natural disasters, and are subject to similar risks. A fire, major earthquake or other natural disaster near one or more of our facilities or those of our major suppliers could disrupt our operations and those of our suppliers, which could in turn limit the supply of our products and harm our business.

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

A portion of our net revenues in the first nine months of fiscal year 2003 were derived from sales of products used in medical devices. In particular, 10.0% of our revenues in the period were derived from sales to defibrillator manufacturers. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

ABB AG and Nathan Zommer, Ph.D. own a controlling interest in our common stock.

ABB AG and Nathan Zommer, Ph.D., our president and chief executive officer, collectively beneficially own, as of February 11, 2003, approximately 38% of the outstanding shares of our common stock. As a result, ABB AG and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

Foreign Currency Risk.

International revenues from our foreign subsidiaries were approximately 47.7% of total revenues for the nine months ended December 31, 2002. International sales are made mostly from our German subsidiary and are typically denominated in the local currency of Germany. Our German subsidiary also incurs most of its expenses in the local currency. Accordingly, our foreign subsidiaries use their respective local currencies as their functional currency.

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

Changes in Internal Controls. In connection with its review of the Company’s financial statements for the quarter ended December 31, 2002, Pricewaterhouse Coopers LLP (“PwC”) identified reportable conditions relating to the Company’s recently acquired subsidiary, Clare, Inc. (“Clare”), and the consolidation and reconciliation of accounts by the Company. The reportable conditions at Clare primarily related to timeliness in the preparation of accounting records before the commencement of PwC’s review, the need for additional accounting personnel, errors in or the absence of closing procedures, reconciliations and adjustments, the need to review and update certain reserves and expenses and communication among accounting personnel. Regarding the Company, the reportable conditions related to the inadequacy of review of the preparation of accounting records and the untimely reconciliation of intercompany accounts due to the illness of a key member of the Company’s accounting staff. PwC’s conclusions and recommendations were presented to the Audit Committee of the Board of Directors. The Company intends to respond to the reportable conditions by providing additional time for the preparation of accounting records before the commencement of PwC’s quarterly reviews, by improving communication among personnel, educating accounting personnel and employing additional accounting personnel.

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

On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit granted our motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that we had shown a strong likelihood of success regarding our challenge to the U.S. District Court’s finding that we infringe the International Rectifier patents.

On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. We have appealed the damages award. The United States Court of Appeals for the Federal Circuit has granted our motion to stay the damages award pending disposition of the related appeals and has suspended briefing of our appeal from the damages award pending outcome of other prior appeals.

International Rectifier also contends that our importation into the United States of certain IXYS-designed MOSFET products manufactured for us by Samsung Electronics Co., Ltd. (“Samsung”) is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party (the “Samsung Injunction”). International Rectifier sought enforcement of the Samsung Injunction against us and Samsung, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that we are bound by, and our devices are not excepted from, the Samsung Injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung Injunction to us, stating that we had shown a likelihood of success on appeal. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. We intervened in these damages proceedings against Samsung.

It remains our intent to continue to vigorously contest the claims of International Rectifier. Furthermore, we expect to appeal any final ruling of contempt, including any monetary sanctions awarded against our foundry, Samsung.

In light of the August 2, 2002 decision by the Federal Circuit, we believe that our defenses to the various claims and our arguments on appeal are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court could be materially adverse to our financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

In response to International Rectifier’s claims, Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. While we believe that neither we nor Samsung are or could be in violation of the injunction for various reasons that we believe to be meritorious, including an express reservation as to IXYS-designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to our financial condition and results of operations.

In November 2000, we filed a lawsuit for patent infringement against International Rectifier GmbH in the County Court of Mannheim, Germany. The lawsuit charged International Rectifier with infringing at least two of our German patents. These patents cover key design features of our proprietary integrated power module technology. Our lawsuit sought damages and an injunction prohibiting the continued infringement by International Rectifier. Subsequently, we brought similar actions in Italy and the United Kingdom.

On January 17, 2002, we sued International Rectifier in the United States District Court for the Northern District Court of California for infringement of three of our U.S. patents. On April 1, 2002, we amended our complaint to assert infringement by International Rectifier of a modified group of five of our U.S. patents. The asserted patents include those corresponding to our module patents asserted in the litigation in Germany and Italy. In addition, the patents include our patents for direct copper bond technology. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Trial is currently set to begin on October 6, 2003. Our lawsuit seeks damages and an injunction against continued infringement by International Rectifier.

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

We are currently a party to various legal proceedings, including those noted above. While our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Discussions of additional details relating to the above-described legal proceedings may be found in our prior SEC filings and reports.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on November 15, 2002.

(c) At the Annual Meeting, the stockholders (i) elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”) and (ii) ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2003 (the “Auditor Proposal”).

PROPOSAL 1: THE DIRECTOR PROPOSAL

Director		Votes For	Votes Withheld

Arnold Agbayani		24,644,674	3,674,549
Donald Feucht		27,950,485	368,738
Andreas Hartmann		28,024,570	294,653
Samuel Kory		27,947,966	371,257
S. Joon Lee		28,023,544	295,679
Nathan Zommer		24,646,173	3,673,050

PROPOSAL 2: THE AUDITOR PROPOSAL

Votes in Favor:	28,204,554
Votes Against:	108,495
Abstentions:	6,174
Broker Non-Votes:	0

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

Date: February 12, 2003

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ Arnold P. Agbayani
Arnold P. Agbayani Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Sequential Page
Exhibit Number	Description of Exhibit	Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
99.1	Certification

(1)  Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(2)  Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.