Form 10-Q/A
period 2002-06-30
IXYS CORP /DE/
filed 2003-07-15
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [  ]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF AUGUST 12, 2002, WAS 31,826,692.

EXPLANATORY NOTE

     THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED JUNE 30, 2002 TO CORRECT INVENTORY BALANCES, COST OF SALES AND RELATED DISCLOSURES. ALL ITEMS THAT ARE NOT INCLUDED HEREIN REMAIN UNCHANGED FROM THE INFORMATION SET FORTH IN THE FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002. ALL INFORMATION IN THE FORM 10-Q/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND REQUIRED CERTIFICATIONS.

2.

IXYS CORPORATION

FORM 10-Q/ A,
June 30, 2002

3.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	March 31,
	2002	2002

	(as restated
	Note 2)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,851	$32,111
Restricted cash	2,651	205
Accounts receivable, net of allowance for doubtful accounts of $1,875 at June 30, 2002 and $1,045 at March 31, 2002	23,086	16,697
Inventories	54,312	46,317
Prepaid expenses and other current assets	2,453	596
Deferred income taxes	2,810	2,553

Total current assets	128,163	98,479
Plant and equipment, net	34,267	19,238
Other assets	24,067	4,828
Deferred income taxes	2,842	2,015

Total assets	$189,339	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,795	$2,391
Current portion of notes payable to bank	769	700
Accounts payable	10,940	5,606
Accrued expenses and other liabilities	12,231	8,383

Total current liabilities	26,735	17,080
Capitalized lease obligations, net of current Portion	5,687	4,770
Other liabilities	136	118
Pension liabilities	8,422	7,373

Total liabilities	40,980	29,341

Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares issued and outstanding: 31,838,315 shares at June 30, 2002 and 26,827,192 shares at March 31, 2002	320	270
Additional paid-in capital	144,319	92,785
Notes receivable from stockholders	(853)	(853)
Retained earnings	4,409	5,827
Less cost of treasury stock: 95,302 shares at June 30, 2002 and at March 31, 2002	(447)	(447)
Accumulated other comprehensive income (loss)	611	(2,363)

Total stockholders’ equity	148,359	95,219

Total liabilities and stockholders’ equity	$189,339	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2002	2001

	(as restated
	Note 2)
	(unaudited)
Net revenues	$27,437	$25,605
Cost of goods sold	21,061	17,299

Gross profit	6,376	8,306

Operating expenses:
Research, development and engineering	2,186	1,181
Selling, general and administrative	5,115	3,419
Amortization of acquired intangible assets and goodwill	90	58

Total operating expenses	7,391	4,658

Operating income (loss)	(1,015)	3,648
Interest income	203	341
Interest expense	(39)	(195)
Other (expense) income, net	(1,352)	(1,238)

Income (loss) before income tax benefit (provision)	(2,203)	2,556
Benefit from (provision for) income tax	785	(970)

Net income (loss)	$(1,418)	$1,586

Net income (loss) per share — basic	$(0.05)	$0.06

Weighted average shares used in per share calculation — Basic	27,999	26,690

Net income (loss) per share — diluted	$(0.05)	$0.05

Weighted average shares used in per share calculation — Diluted	27,999	29,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30,

	2002	2001

	(as restated
	Note 2)
	(unaudited)
Net income (loss)	$(1,418)	$1,586
Other comprehensive income:
Foreign currency translation adjustments	2,974	75

Comprehensive income	$1,556	$1,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

6.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,

	2002	2001

	(as restated
	Note 2)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,418)	$1,586
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,409	816
Amortization of intangible assets and goodwill	90	58
Provision for doubtful accounts	291	(151)
Provision for excess and obsolete inventory	—	786
Gain on disposal of assets	—	(5)
Deferred income taxes	(1,039)	—
Loss on foreign currency transactions	38	(159)
Changes in operating assets and liabilities :
Accounts receivable	(1,307)	2,299
Inventories	3,268	(4,282)
Prepaid expenses and other current assets	(986)	(16)
Other assets	(889)	(373)
Accounts payable	1,246	(3,580)
Accrued expenses and other liabilities	(759)	(419)
Pension liabilities	123	54

Net cash provided by (used in) operating activities	67	(3,386)

Cash flows from investing activities:
Restricted cash	(114)	(17)
Net cash acquired in acquisition of Clare, Inc.	7,906	—
Cash received for tax refund claims acquired from Clare, Inc.	2,500	—
Proceeds from disposal of assets	—	5
Purchase of plant and equipment	(63)	(638)

Net cash provided by (used in) investing activities	10,229	(650)

Cash flows from financing activities:
Proceeds from capital lease obligations	—	75
Principal payments on capital lease obligations	(722)	(672)
Repayment of notes payable to bank	—	(48)
Proceeds from exercise of options	68	169
Proceeds from issuance of shares under ESPP	112	194

Net cash used in financing activities	(542)	(282)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	986	(351)

Net increase (decrease) in cash and cash equivalents	10,740	(4,669)
Cash and cash equivalents at beginning of period	32,111	44,795

Cash and cash equivalents at end of period	$42,851	$40,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

7.

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

3 Months Ended
June 30, 2001

Reported net income	$1,586
Add back: Goodwill amortization	58

Pro forma net income	$1,644

Reported net income per share Basic income per common share
Basic income per common share	$0.06
Diluted income per common share	$0.05
Add back: Goodwill amortization per share
Basic income per common share	$0.00
Diluted income per common share	$0.01
Pro forma net income per share
Basic income per common share	$0.06
Diluted income per common share	$0.06

8.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.     Restatement:

     On May 13, 2003, the Company announced that it had discovered bookkeeping errors in certain prior period financial statements, requiring restatement of the financial statements for these periods. Due to errors in the Company’s accounting for inventories, inventories were overstated as of June 30, 2002, September 30, 2002 and December 31, 2002 and cost of sales, tax benefits and net loss for each quarterly period in the nine months ended December 31, 2002 were understated. As a result, the Company’s condensed consolidated statements of operations and cash flows for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002 and the condensed consolidated balance sheets as of June 30, 2002, September 30, 2002 and December 31, 2002 are being restated.

The Company is restating its condensed consolidated statements of operations and cash flows for the three months ended June 30, 2002 and condensed consolidated balance sheet as of June 30, 2002, which are included in this Form 10-Q/A. The statements of operations and cash flows for the period ended June 30, 2001 and the balance sheet as of June 30, 2001 and March 31, 2002 were not impacted by this restatement.

The Company determined that bookkeeping errors were made in the three month period ended June 30, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month period ended June 30, 2002, the adjustments for these entries and related tax effects increased previously reported net loss by $0.7 million from $0.7 million to $1.4 million, and increased previously reported basic and diluted net loss by $0.02 per share.

9.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to the restated and reclassified financial statements (in thousands, except per share data):

Condensed Balance Sheet as of June 30, 2002

	As Previously
	Reported	Adjustments	As Restated

	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,851		$42,851
Restricted cash	2,651		2,651
Accounts receivable, net of allowance for doubtful accounts of $1,875 at June 30, 2002 and $1,045 at March 31, 2002	23,086		23,086
Inventories	55,395	$(1,083)	54,312
Prepaid expenses and other current assets	2,453		2,453
Deferred income taxes	2,810		2,810

Total current assets	129,246	(1,083)	128,163
Plant and equipment, net	34,267		34,267
Other assets	24,067		24,067
Deferred income taxes	2,463	379	2,842

Total assets	$190,043	$(704)	$189,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,795		$2,795
Current portion of notes payable to bank	769		769
Accounts payable	10,940		10,940
Accrued expenses and other liabilities	12,231		12,231

Total current liabilities	26,735		26,735
Capitalized lease obligations, net of current portion	5,687		5,687
Other liabilities	136		136
Pension liabilities	8,422		8,422

Total liabilities	40,980		40,980

Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares Issued and outstanding: 31,838,315 shares at June 30, 2002 and 26,827,192 shares at March 31, 2002	320		320
Additional paid-in capital	144,319		144,319
Notes receivable from stockholders	(853)		(853)
Retained earnings	5,113	(704)	4,409
Less cost of treasury stock: 95,302 shares at June 30, 2002 and at March 31, 2002	(447)		(447)
Accumulated other comprehensive income (loss)	611		611

Total stockholders’ equity	149,063	(704)	148,359

Total liabilities and stockholders’ equity	$190,043	$(704)	$189,339

10.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations for the Three Months Ended June 30, 2002

	As
	Previously		As
	Reported	Adjustments	Restated

	(unaudited)	(unaudited)	(unaudited)
Net revenues	$27,437		$27,437
Cost of goods sold	19,978	$1,083	21,061

Gross profit	7,459	(1,083)	6,376

Operating expenses:
Research, development and engineering	2,186		2,186
Selling, general and administrative	5,115		5,115
Amortization of acquired intangible assets and goodwill	90		90

Total operating expenses	7,391	—	7,391

Operating income (loss)	68	(1,083)	(1,015)
Interest income	203		203
Interest expense	(39)		(39)
Other (expense) income, net	(1,352)		(1,352)

Loss before income tax benefit	(1,120)	(1,083)	(2,203)
Benefit from income tax	406	379	785

Net loss	$(714)	$(704)	$(1,418)

Net loss per share — basic	$(0.03)	$(0.02)	$(0.05)

Weighted average shares used in per share calculation — basic	27,999		27,999

Net loss per share — diluted	$(0.03)	$(0.02)	$(0.05)

Weighted average shares used in per share calculation — diluted	27,999		27,999

11.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows for the Three Months Ended June 30, 2002

	As Previously
	Reported	Adjustments	As Restated

	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(714)	$(704)	$(1,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,409		1,409
Amortization of intangible assets and goodwill	90		90
Provision for doubtful accounts	291		291
Deferred income taxes	(660)	(379)	(1,039)
Loss on foreign currency transactions	38		38
Changes in operating assets and liabilities:
Accounts receivable	(1,307)		(1,307)
Inventories	2,185	1,083	3,268
Prepaid expenses and other current assets	(986)		(986)
Other assets	(889)		(889)
Accounts payable	1,246		1,246
Accrued expenses and other liabilities	(759)		(759)
Pension liabilities	123		123

Net cash provided by operating activities	67	—	67

Cash flows from investing activities:
Restricted cash	(114)		(114)
Net cash acquired in acquisition of Clare, Inc.	7,906		7,906
Cash received for tax refund claims acquired from Clare	2,500		2,500
Purchase of plant and equipment	(63)		(63)

Net cash provided by (used in) investing activities	10,229		10,229

Cash flows from financing activities:
Principal payments on capital lease obligations	(722)		(722)
Proceeds from exercise of options	68		68
Proceeds from issuance of shares under ESPP	112		112

Net cash used in financing activities	(542)		(542)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	986		986

Net increase in cash and cash equivalents	10,740		10,740
Cash and cash equivalents at beginning of period	32,111		32,111

Cash and cash equivalents at end of period	$42,851		$42,851

3. Foreign Currency Translation

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

12.

4. Acquisition of Clare, Inc.

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

	Three Months Ended
	June 30,

	2002

	(as restated
	Note 2)	2001

Revenue	$33,893	$40,883
Net loss	(9,201)	(2,864)
Net loss per share — basic and diluted	$(0.29)	$(0.09)
Shares used in per share calculation	31,817	31,583

13.

5. Recent Accounting Pronouncements

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

6. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30,
	2002
	(as restated	March 31,
	Note 2)	2002

	(unaudited)
Raw materials	$9,132	$5,494
Work in process	37,842	32,299
Finished goods	7,338	8,524

Total	$54,312	$46,317

Other assets consist of the following (in thousands):

	June 30,	March 31,
	2002	2002

	(unaudited)
Loans	$2,277	$2,760
Goodwill and intangibles	21,476	1,896
Others	314	172

	$24,067	$4,828

7. Computation of Net Income (Loss) Per Share

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

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

14.

	Three Months Ended
	June 30,

	2002	2001

	(as restated
	Note 2)
	(unaudited)
BASIC:
Weighted, average shares outstanding for the period	27,999	26,690
Shares used in computing per share amounts	27,999	26,690
Net income (loss)	$(1,418)	$1,586

Net income (loss) per share	$(0.05)	$0.06

DILUTED:
Weighted, average shares outstanding for the period	27,999	26,690
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	2,490

Shares used in computing per share amounts	27,999	29,180

Net income (loss)	$(1,418)	$1,586

Net income (loss) per share	$(0.05)	$0.05

Total common stock equivalents excluded from the computation of earnings per share as their effect was anti-dilutive	4,812	179

8. Segmental Information

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

15.

	Three Months Ended

	June 30,

	2002	2001

	(in thousands)
Net revenues:
Foreign	$14,830	$13,390
United States	12,607	12,215

Total	$27,437	$25,605

	Three Months Ended

	June 30,

	2002	2001

	(as restated
	Note 2)
	(in thousands)
Net income (loss):
Foreign	$(1,020)	$323
United States	(398)	1,263

Total	$(1,418)	$1,586

Tangible long-lived assets by geographical locations are as follows:

	June 30,	March 31,
	2002	2002

	(in thousands)
Germany	$15,183	$13,550
Switzerland	3,095	2,543
United States	15,952	4,869
United Kingdom	3,708	3,384

Total	$37,938	$24,346

9. Commitments and Contingencies

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

16.

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

17.

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

Other important factors that could cause actual results to differ materially from those predicted include overall economic conditions, such as the economic issues affecting Asian countries; fluctuations in currency exchange ratios as we sell products in currencies other than the U.S. dollar; demand for electronic products and semiconductors generally; demand for the end-user products for which our semiconductors are suited; the level of utilization of our production capacity; timely availability of, and changes in the cost of, raw materials, equipment, supplies and services; unanticipated manufacturing problems; problems in obtaining products from outside foundries that manufacture for us; increases in production and engineering costs associated with initial manufacture of new products; technological and product development risks; competitors’ actions; and other risk factors described in our filings with the SEC on Form 10-K or set forth in this Form 10-Q/A.

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

18.

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

Results of Operations, as restated — Three Month Periods Ended June 30, 2002 and June 30, 2001

     On May 13, 2003 we announced that we had discovered bookkeeping errors in certain prior period financial statements, requiring restatement of the financial statements for these periods. Due to errors in our accounting for inventories, inventories were overstated as of June 30, 2002, September 30, 2002 and December 31, 2002 and cost of sales, tax benefits and net loss for each quarterly period in the nine months ended December 31, 2002 were understated. As a result, our condensed consolidated statements of operations and cash flows for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002 and the condensed consolidated balance sheets as of June 30, 2002, September 30, 2002 and December 31, 2002 are being restated.

We are restating our condensed consolidated statements of operations and cash flows for the three months ended June 30, 2002 and condensed consolidated balance sheet as of June 30, 2002, which are included in this Form 10-Q/A. The statements of operations and cash flows for the period ended June 30, 2001 and the balance sheet as of June 30, 2001 were not impacted by this restatement.

We determined that bookkeeping errors were made in the three month period ended June 30, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month period ended June 30, 2002, the adjustments for these entries and related tax effects increased previously reported net loss by $0.7 million from $0.7 million to $1.4 million, and increased previously reported basic, and diluted net loss by $0.02 per share.

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

Gross Profit. Gross profit was $6.4 million, or 23.2% of net revenues, in the three month period ended June 30, 2002, as compared to $8.3 million, or 32.4% of net revenues, in the three month period ended June 30, 2001. The decrease in gross profit was caused primarily by a 20.5% decrease in the number of units sold and a 2.7% decrease in the average selling prices of our traditional products, as well as underutilization of our manufacturing capacity, partially offset by gross profit generated by acquired entities.

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

19.

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

Income Taxes. The benefit for income taxes in the period ended June 30, 2002, reflects an effective tax rate of 35.6%, as compared to an effective tax rate of 38.0% in the provision for income taxes in the same quarter of the prior fiscal year. The change in effective tax rate from 2001 to 2002 reflects the limitation on certain income tax deductions related to net loss periods.

Liquidity and Capital Resources, as restated

Cash and cash equivalents. As of June 30, 2002, cash and cash equivalents were $42.9 million, an increase of $10.8 million from cash and cash equivalents of $32.1 million at March 31, 2001. The increase in cash and cash equivalents was primarily due to cash provided by the acquisition of Clare.

Cash flows from operating activities. Net cash provided by operating activities in the three month period ended June 30, 2002 was $67,000, which represents an increase of $3.5 million from net cash used in operating activities of $3.4 million in the three month period ended June 30, 2001. The increase in net cash provided by operating activities was primarily attributable to a reduction of inventories during the quarter and an increase in accounts payable as compared to accounts payable in the same quarter of the prior fiscal year, partially offset by an increase in accounts receivable. The increase in accounts payable resulted primarily from the timing of our receipt of invoices from our suppliers and not from any material delay in the time in which we pay our outstanding accounts payable.

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

Cash flows from financing activities. During the three month period ended June 30, 2002, net cash used in financing activities was $0.5 million, an increase of $0.2 million from net cash used in financing activities of $0.3 million during the three month period ended June 30, 2001. The increase in net cash used in financing activities was primarily due to smaller amounts generated by the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to the same quarter of the prior fiscal year.

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

20.

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

Our accounts receivable at June 30, 2002 were $23.1 million, a decrease of 3.0% as compared to $23.8 million at June 30, 2001. Our inventories at June 30, 2002 were $54.3 million, an increase of 46.3% as compared to $37.1 million at June 30, 2001. Net plant and equipment at June 30, 2002 were $34.3 million, an increase of 131.7% as compared to $14.8 million at June 30, 2001. The increase in inventories and plant and equipment is mainly due to the acquisition of Clare.

As of June 30, 2002, we had $42.9 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

Details of IXYS’ contractual obligations and commitments as of June 30, 2002 to make future payments under contracts are set forth below:

	Payments Due by Period

Contractual		Less than			After 5
Obligations	Total	1 year	1-3 years	4-5 years	years

Line of Credit	$769	$769	$—	$—	$—
Term Loan	136	—	—	136	—
Capital Lease Obligations	33,974	14,624	18,084	1,266	—
Operating Leases	2,389	691	1,453	245	—
Purchase Obligations	2,173	2,173	—	—	—

Total Contractual Cash Obligations	$39,441	$18,257	$19,537	$1,647	$—

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

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

PART II — OTHER INFORMATION

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

30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani Arnold P. Agbayani, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: July 14, 2003

31.

CERTIFICATIONS

I, Nathan Zommer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of IXYS Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: July 14, 2003

/s/ Nathan Zommer Nathan Zommer President, Chief Executive Officer and Chairman (Principal Executive Officer)

CERTIFICATIONS

I, Arnold P. Agbayani, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of IXYS Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: July 14, 2003

/s/ Arnold P. Agbayani Arnold P. Agbayani Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, by and among the Registrant, Teacup Acquisition Corp.(1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2	Amended and Restated Bylaws of the Registrant.(3)

10.29	Recourse Promissory Note issued to the Registrant by Samuel J. Kory, effective as of August 30, 2001 and executed in April 2002.(4)

10.30	Stock Pledge Agreement by Samuel J. Kory in favor of the Registrant, effective as of August 30, 2001 and executed in April 2002.(5)

10.31	Indemnity Agreement by and between the Registrant and Larry Mihalchik, dated as of June 27, 2002.(6)

10.32	CP Clare Corporation 1995 Stock Option and Incentive Plan.(7)

10.33	C.P. Clare Corporation Non-Qualified Stock Option Plan.(8)

99.1	Certification(9)

99.2	Certification

(1)	Included as Annex A to the Joint Proxy Statement/Prospectus which forms part of the Registration Statement on Form S-4 of IXYS Corporation, as amended (333-87758) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(4)	Filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (000-26124) and incorporated herein by reference.

(5)	Filed as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (000-26124) and incorporated herein by reference.

(6)	Filed as Exhibit 10.31 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (000-26124) and incorporated herein by reference.

(7)	Filed on July 10, 2002 as Exhibit 99.1 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference.

(8)	Filed on July 10, 2002 as Exhibit 99.2 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference.

(9)	Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.