Form 10-Q/A
period 2002-09-30
IXYS CORP /DE/
filed 2003-07-15
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD
ENDED SEPTEMBER 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM         TO

COMMISSION FILE NUMBER 0-26124

IXYS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0140882
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING (A) ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 TO CORRECT INVENTORY BALANCES, COST OF SALES AND RELATED DISCLOSURES AND (B) ITEM 4 OF PART I OF FORM 10-Q TO REFLECT THE EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS THAT OCCURRED CONTEMPORANEOUSLY WITH THE RESTATEMENT. ALL ITEMS THAT ARE NOT INCLUDED HEREIN REMAIN UNCHANGED FROM THE INFORMATION SET FORTH IN THE FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002. ALL INFORMATION IN ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF THIS FORM 10-Q/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND REQUIRED CERTIFICATIONS.

2.

IXYS CORPORATION

FORM 10-Q/ A,
September 30, 2002

3.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2002(as restated	March 31,
	Note 2)	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,179	$32,111
Restricted cash	2,549	205
Accounts receivable, net of allowance for doubtful accounts of $2,222 at September 30, 2002 and $1,045 at March 31, 2002	22,627	16,697
Inventory	55,451	46,317
Prepaid expenses and other current assets	2,591	596
Deferred income taxes	2,359	2,553

Total current assets	124,756	98,479
Plant and equipment, net	30,158	19,238
Goodwill and intangibles	25,345	1,896
Other assets	3,045	2,932
Deferred income taxes	3,938	2,015

Total assets	$187,242	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease Obligations	$2,996	$2,391
Current portion of notes payable to bank	800	700
Accounts payable	12,125	5,606
Accrued expenses and other liabilities	11,393	8,383

Total current liabilities	27,314	17,080
Capitalized lease obligations, net of current portion	4,910	4,770
Other liabilities	134	118
Pension liabilities	8,508	7,373

Total liabilities	40,866	29,341

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 31,855,847 shares issued and 31,780,847 shares outstanding at September 30, 2002 and 26,902,192 shares issued and 26,827,192 shares outstanding at March 31, 2002	320	270
Deferred compensation	(50)	—
Additional paid-in capital	144,425	92,785
Notes receivable from stockholders	(853)	(853)
Retained earnings	974	5,827
Less cost of treasury stock: 95,302 shares at September 30, 2002 and at March 31, 2002	(447)	(447)
Accumulated other comprehensive income (loss)	2,007	(2,363)

Total stockholders’ equity	146,376	95,219

Total liabilities and stockholders’ equity	$187,242	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002(as		2002(as
	restated		restated
	Note 2)	2001	Note 2)	2001

	(unaudited)		(unaudited)
Net revenues	$35,311	$20,739	$62,748	$46,344
Cost of goods sold	26,079	13,706	47,141	31,005

Gross profit	9,232	7,033	15,607	15,339

Operating expenses:
Research, development and engineering	3,629	1,238	5,815	2,419
Selling, general and administrative	7,517	3,069	12,722	6,546
Restructuring charges	750	—	750	—

Total operating expenses	11,896	4,307	19,287	8,965

Operating income (loss)	(2,664)	2,726	(3,680)	6,374
Interest income	239	399	442	740
Interest expense	(32)	(48)	(71)	(243)
Other expense, net	(1,205)	(1,397)	(2,557)	(2,635)

Income (loss) before income taxes	(3,662)	1,680	(5,866)	4,236
Benefit from (provision for) income tax	227	(639)	1,013	(1,609)

Net income (loss)	$(3,435)	$1,041	$(4,853)	$2,627

Net income (loss) per share—basic	($0.11)	$0.04	$(0.16)	$0.10

Weighted average shares used in per share calculation— basic	31,842	26,755	29,931	26,734

Net income (loss) per share—diluted	$(0.11)	$0.04	$(0.16)	$0.09

Weighted average shares used in per share calculation— diluted	31,842	28,837	29,931	28,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002(as		2002(as
	restated		restated
	Note 2)	2001	Note 2)	2001

	(unaudited)		(unaudited)
Net income (loss)	$(3,435)	$1,041	$(4,853)	$2,627
Other comprehensive income:
Foreign currency translation adjustments	1,396	1,587	4,370	1,661

Comprehensive income (loss)	$(2,039)	$2,628	$(483)	$4,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

6.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,

	2002(as
	restated
	Note 2)	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,853)	$2,627
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,564	1,755
Provision for doubtful accounts	732	—
Provision for excess and obsolete inventory	87	1,308
Gain on foreign currency transactions	(709)	(407)
Deferred income taxes	2,030	—
Changes in operating assets and liabilities:
Accounts receivable	(1,441)	5,783
Inventories	2,423	(6,939)
Prepaid expenses	(1,139)	46
Other assets	(1,064)	(362)
Accounts payable	1,892	(5,233)
Accrued expenses and other liabilities	(788)	(2,879)
Pension liabilities	202	169

Net cash used in operating activities	(64)	(4,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(9)	50
Net cash acquired in acquisition of Clare, Inc.	7,905	—
Purchase of plant and equipment	(131)	(731)

Net cash provided by (used in) investing activities	7,765	(681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	—	76
Principal payments on capital lease obligations	(218)	(1,206)
Proceeds from notes payable from bank	—	46
Repayment of notes payable to bank	—	(2)
Proceeds from exercise of options	110	328
Proceeds from issuance of common stock	125	194

Net cash provided by (used in) financing activities	17	(564)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(650)	424

Net increase (decrease) in cash and cash equivalents	7,068	(4,953)
Cash and cash equivalents at beginning of period	$32,111	$44,795

Cash and cash equivalents at end of period	$39,179	$39,842

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

The Company is restating its condensed consolidated statements of operations and cash flows for the three month and six month periods ended September 30, 2002 and condensed consolidated balance sheet as of September 30, 2002, which are included in this Form 10-Q/A. The statements of operations and cash flows for the period ended September 30, 2001 and the balance sheet as of September 30, 2001 and March 31, 2002 were not impacted by this restatement.

The Company determined that bookkeeping errors were made in the three month and six month periods ended September 30, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month and six month period ended September 30, 2002, the adjustments for these entries and related tax effects increased previously reported net loss for the three month period by $0.3 million from $3.1 million to $3.4 million, and increased previously reported basic and diluted net loss by $0.01 per share and, for the six month period, increased previously reported net loss by $1.1 million from $3.8 million to $4.9 million and increased previously reported basic and diluted net loss by $0.03 per share.

9.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to the restated and reclassified financial statements (in thousands, except per share data):

Condensed Balance Sheet as of September 30, 2002

	As
	previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$39,179		$39,179
Restricted cash	2,549		2,549
Accounts receivable, net of allowance for doubtful accounts of $2,222 at September 30, 2002 and $1,045 at March 31, 2002	22,627		22,627
Inventory	57,087	(1,636)	55,451
Prepaid expenses and other current assets	2,591		2,591
Deferred income taxes	2,359		2,359

Total current assets	126,392	(1,636)	124,756
Plant and equipment, net	30,158		30,158
Goodwill and intangibles	25,345		25,345
Other assets	3,045		3,045
Deferred income taxes	3,365	573	3,938

Total assets	$188,305	$(1,063)	$187,242

Current liabilities:
Current portion of capitalized lease obligations	$2,996		$2,996
Current portion of notes payable to bank	800		800
Accounts payable	12,125		12,125
Accrued expenses and other liabilities	11,393		11,393

Total current liabilities	27,314		27,314
Other liabilities	134		134
Capitalized lease obligations, net of current portion	4,910		4,910
Pension liabilities	8,508		8,508

Total liabilities	40,866	—	40,866

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: Authorized: 5,000,000 shares; none issued and outstanding	—		—
Common stock, $0.01 par value: Authorized: 80,000,000 shares; 31,855,847 shares issued and 31,780,847 shares outstanding at September 30, 2002 and 26,902,192 shares issued and 26,827,192 shares outstanding at March 31, 2002	320		320
Deferred compensation	(50)		(50)
Additional paid-in capital	144,425		144,425
Notes receivable from stockholders	(853)		(853)
Retained earnings	2,037	(1,063)	974
Less cost of treasury stock: 95,302 shares at September 30, 2002 and at March 31, 2002	(447)		(447)
Accumulated other comprehensive income (loss)	2,007		2,007

Total Shareholders’ Equity	147,439	(1,063)	146,376

Total Shareholders’ Equity and Liabilities	$188,305	$(1,063)	$187,242

10.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations for the Three Months Ended September 30, 2002

	As previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
Net revenues	$35,311		$35,311
Cost of goods sold	25,527	552	26,079

Gross profit	9,784	(552)	9,232

Operating expenses:
Research, development and Engineering	3,629		3,629
Selling, general and administrative	7,517		7,517
Restructuring charges	750		750

Total operating expenses	11,896	—	11,896

Operating loss	(2,112)	(552)	(2,664)
Interest income	239		239
Interest expense	(32)		(32)
Other (expense), net	(1,205)		(1,205)

Loss before income taxes	(3,110)	(552)	(3,662)
Benefit from income tax	34	193	227

Net loss	$(3,076)	$(359)	$(3,435)

Net loss per share—basic	($0.10)	($0.01)	($0.11)
Weighted average shares used in per share calculation— basic	31,842		31,842

Net loss per share—diluted	$(0.10)	($0.01)	$(0.11)

Weighted average shares used in per share Calculation — diluted	31,842		31,842

11.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations for the Six Months Ended September 30, 2002

	As
	previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
Net revenues	$62,748		$62,748
Cost of goods sold	45,505	$1,636	47,141

Gross profit	17,243	(1,636)	15,607

Operating expenses:
Research, development and engineering	5,815		5,815
Selling, general and administrative	12,722		12,722
Restructuring charges	750		750

Total operating expenses	19,287	—	19,287

Operating loss	(2,044)	(1,636)	(3,680)
Interest income	442		442
Interest expense	(71)		(71)
Other (expense), net	(2,557)		(2,557)

Loss before income taxes	(4,230)	(1,636)	(5,866)
Benefit for income tax	440	573	1,013

Net loss	$(3,790)	$(1,063)	$(4,853)

Net loss per share—basic	$(0.13)	$(0.03)	$(0.16)

Weighted average shares used in per share calculation—basic	29,931		29,931

Net loss per share—diluted	$(0.13)	$(0.03)	$(0.16)

Weighted average shares used in per share calculation—diluted	29,931		29,931

12.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows for the Six Months Ended September 30, 2002

	As previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,790)	$(1,063)	$(4,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,564		2,564
Provision for doubtful accounts	732		732
Provision for excess and obsolete inventory	87		87
Gain on foreign currency transactions	(709)		(709)
Deferred income taxes	2,603	(573)	2,030
Changes in operating assets and liabilities:
Accounts receivable	(1,441)		(1,441)
Inventories	787	1,636	2,423
Prepaid expenses	(1,139)		(1,139)
Other assets	(1,064)		(1,064)
Accounts payable	1,892		1,892
Accrued expenses and other liabilities	(788)		(788)
Pension liabilities	202		202

Net cash used in operating activities	(64)	—	(64)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(9)		(9)
Net cash acquired in acquisition of Clare, Inc.	7,905		7,905
Purchase of plant and equipment	(131)		(131)

Net cash provided by investing activities	7,765		7,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(218)		(218)
Proceeds from exercise of options	110		110
Proceeds from issuance of common stock	125		125

Net cash provided by financing activities	17		17

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(650)		(650)

Net increase in cash and cash equivalents	7,068		7,068
Cash and cash equivalents at beginning of period	32,111		32,111

Cash and cash equivalents at end of period	$39,179		$39,179

13.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Six Months Ended
	September 30,

	2002(as
	restated
	Note 2)	2001

Revenue	$69,205	$69,426
Net loss	$(12,736)	$(9,373)
Net loss per share — basic	$(0.40)	$(0.30)
Net loss per share — diluted	$(0.40)	$(0.30)
Shares used in per share calculation	31,818	31,628

5.     Restructuring

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

6.     Recent Accounting Pronouncements

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

15.

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

7.     Inventory

Inventory consists of the following (in thousands):

	September 30,
	2002(as restated	March 31,
	Note 2)	2002

	(unaudited)
Raw materials	$7,432	$5,494
Work in process	37,562	32,299
Finished goods	10,457	8,524

Total	$55,451	$46,317

8.     Goodwill and Intangibles

	September 30,	March 31,
	2002	2002

	(unaudited)
Goodwill	$21,799	$1,896
Intangibles	3,546	—

Total	$25,345	$1,896

16.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     Computation of Net Income (Loss) Per Share

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

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002 (as		2002(as
	restated		restated
	Note 2)	2001	Note 2)	2001

	(unaudited)		(unaudited)
BASIC:
Weighted, average shares outstanding for the period	31,842	26,755	29,931	26,734

Shares used in computing per share amounts	31,842	26,755	29,931	26,734

Net income (loss) available for common Stockholders	$(3,435)	$1,041	$(4,853)	$2,627

Net income (loss) available for common stockholders per Share	$(0.11)	$0.04	$(0.16)	$0.10

DILUTED:
Weighted, average shares outstanding for the period	31,842	26,755	29,931	26,734
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	2,082	—	2,181

Shares used in computing per share Amounts	31,842	28,837	29,931	28,915

Net income (loss) available for common Stockholders	$(3,435)	$1,041	$(4,853)	$2,627

Net income (loss) per share available for common stockholders	$(0.11)	$0.04	$(0.16)	$0.09

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	4,953	1,229	4,953	1,024

10.     Segmental Information

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

17.

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

IXYS’ foreign operations mainly consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode Semiconductors Limited in the United Kingdom. Revenue and net income of IXYS CH were not significant and are combined with German operations. The following table summarizes the sales of IXYS’ U.S. and foreign operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002 (as		2002 (as
	restated		restated
	Note 2)	2001	Note 2)	2001

	(unaudited)		(unaudited)
Net Revenue:
Foreign	$16,149	$10,873	$30,981	$24,263
U.S	19,162	9,866	31,767	22,081

Total	$35,311	$20,739	$62,748	$46,344

Net Income (Loss):
Foreign	$457	$(574)	$(563)	$(251)
U.S	(3,892)	1,615	(4,290)	2,878

Total	$(3,435)	$1,041	$(4,853)	$2,627

Tangible long-lived assets by geographical locations are as follows (in thousands):

	September 30,	March 31,
	2002	2002

	(unaudited)
Germany	$15,285	$13,550
Switzerland	3,110	2,543
United States	11,113	4,869
United Kingdom	3,696	1,208

Total	$33,204	$22,170

11.     Commitments and Contingencies

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

18.

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

19.

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

20.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include inventories, valuation of plant, equipment and intangible assets, revenue recognition, accounting for legal contingencies, accounting for income taxes and accounting for non-recurring engineering work. A discussion of all of these critical accounting policies except for non-recurring engineering work can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as amended, and a discussion of the critical accounting policy relating to non-recurring engineering work can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2002.

Results of Operations, as restated-Three-Month and Six-month Periods Ended September 30, 2002 and September 30, 2001

     On May 13, 2003, we announced that we had discovered bookkeeping errors in certain prior period financial statements, requiring restatement of the financial statements for these periods. Due to errors in our accounting for inventories, inventories were overstated as of June 30, 2002, September 30, 2002 and December 31, 2002 and cost of sales, tax benefits and net loss for each quarterly period in the nine months ended December 31, 2002 were understated. As a result, our condensed consolidated statements of operations and cash flows for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002 and the condensed consolidated balance sheets as of June 30, 2002, September 30, 2002 and December 31, 2002 are being restated.

We are restating our condensed consolidated statements of operations and cash flows for the three month and six month periods ended September 30, 2002 and condensed consolidated balance sheet as of September 30, 2002, which are included in this Form 10-Q/A. The statements of operations and cash flows for the period ended September 30, 2001 and the balance sheet as of September 30, 2001 were not impacted by this restatement.

We determined that bookkeeping errors were made in the three month and six month periods ended September 30, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month and six month period ended September 30, 2002, the adjustments for these entries and related tax effects increased previously reported net loss for the three month period by $0.3 million from $3.1 million to $3.4 million, and increased previously reported basic and diluted net loss by $0.01 per share and, for the six month period, increased previously reported net loss by $1.1 million from $3.8 million to $4.9 million and increased previously reported basic and diluted net loss by $0.03 per share.

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

Gross Profit. Gross profit was $9.2 million, or 26.1% of net revenues, in the three-month period ended September 30, 2002, as compared to $7.0 million, or 33.9% of net revenues, in the three-month period ended September 30, 2001. Gross profit was $15.6 million, or 24.9% of net revenues, in the six-month period ended September 30, 2002, as compared to $15.3 million, or 33.1% of net revenues, in the six-month period ended September 30, 2001. The increase in the dollar amount of gross profit in both the three-month period and the six-month period ended September 30, 2002, as compared to the respective periods in the prior fiscal year, was due to the inclusion of gross profit from the Westcode and Clare acquisitions, as well as a 19.7% increase and a 7.5% increase in average selling prices across our traditional product line in the three-month and the six-month periods ended September 30, 2002, respectively,

21.

as compared to the same periods in the prior fiscal year, offset by the underutilization of our manufacturing capacity as well as a decrease of 14.6% and 17.7% in units shipped from our traditional product line, respectively. Open for revision.

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

Liquidity and Capital Resources, as restated

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

22.

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

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments, as of September 30, 2002 to make future payments under contracts are set forth below:

23.

Payments Due by Period

Contractual
Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of Credit	$800	$800	—	—	—
Term Loan	134	—	—	—	134
Capital Lease Obligations	7,906	1,227	5,470	1,209	—
Operating Leases	18,991	5,497	7,248	1,605	4,641
Purchase Obligations	2,042	2,042	—	—	—

Total Contractual Cash Obligations	$29,873	$9,566	$12,718	$2,814	$4,775

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

30.

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

31.

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

32.

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

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90-day period immediately preceding the filing of this Form 10-Q/A, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

In evaluating these internal controls we sought to determine whether there were any “significant deficiencies” and in particular whether there were any “material weaknesses.” Under the applicable accounting literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by the error may occur in amounts that would be material in relation to the financial statements and that such misstatements would not be detected timely by employees in the normal course of performing their assigned functions.

Our audit committee has been made aware of three specific reportable conditions relating to our operations which were considered to be “material weaknesses” for the year ended March 31, 2003 under standards established by the American Institute of Certified Public Accountants, and a fourth material weakness resulting from the effect of a number of reportable conditions taken together or in combination.

Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their annual financial statement audit procedures for the fiscal year March 31, 2003 have informed us of certain material weaknesses and reportable conditions. In the planning and performance of the audit, PwC considered the internal controls in order to determine the auditing procedures for the purpose of expressing PwC’s opinion on the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2003, other reportable conditions and/or material weaknesses may have come to the attention of PwC. The identified material weaknesses as a result of the PwC audit procedures are as follows:

•	financial statement consolidations that place a great strain on the limited personnel resources of our finance organization, resulting in inadequate time for management to adequately perform its financial review on a timely basis;

33.

•	deficiencies in our inventory accounting, including the need to establish, compute and adequately update standard inventory costs, completely eliminate intercompany profits, track inventory variances and establish a formal policy to reconcile and review inventory balances, as well as inadequate monthly reconciliations of the general ledger with the inventory subsystem and insufficient review by management of such reconciliations;

•	problems with the monthly close at Clare, particularly in its timing, procedures and the content of the reports prepared, and limited personnel resources at Clare, resulting in inadequate time for review by our finance management and for adjustment prior to the audit; and

•	several additional conditions relating to the Company’s internal accounting and disclosure controls that, in the context of the overall control environment and the current lack of accounting personnel resources, are considered reportable conditions and that, when taken together, represent a material weakness in internal controls.

The Company’s Chief Executive Officer, Chief Financial Officer, and Audit Committee are aware of these conditions. The following factors contributed to the aforementioned control conditions.

•	rapid growth of the Company through acquisitions;

•	significant turnover and other issues related to key finance personnel; and,

•	integration of legacy accounting and information systems.

In connection with our announcement of May 13, 2003, regarding certain errors discovered in our accounting for inventories at our Santa Clara, California location, as of June 30, 2002, September 30, 2002, and December 31, 2002, the audit committee engaged an independent accounting firm other than PwC to review among other items, our inventory system and its impact on the financial statements. The independent accounting firm has completed their assignment and has reported to the audit committee. Their observations regarding the problems in our inventory accounting and related internal controls largely paralleled those of PwC.

Certain of the material weaknesses and reportable conditions may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and reportable conditions and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of the date of the evaluation, that our disclosure controls and procedures needed improvement and were not adequately effective. We have performed additional procedures designed to limit the risk that these material weaknesses and reportable conditions would lead to inaccuracies in our financial statements and to enable the completion of PwC’s audit of the year ended March 31, 2003. Management believes there are no material inaccuracies or omissions in this Form 10-Q/A.

We have taken the following steps to address our material weaknesses:

•	we employed a controller at Clare and

•	designing and implementing additional procedures for the accounting of inventories.

We intend to implement additional changes to our internal controls in the future to address the material weaknesses and reportable conditions. We will consider implementation of the following, as well as other additional procedures:

•	employing additional finance and accounting personnel;

•	designing and implementing procedures to strengthen our internal controls;

•	reviewing our accounting systems with a view towards upgrading them; and

•	developing a strategy for formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s proposed rules to implement the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act. It is possible that additional changes will be made to our internal controls as a result of these efforts.

34.

We have committed significant resources to address the internal control deficiencies identified to date. However, many of the salutary procedures and actions deemed desirable by management have not been implemented to date. It will take additional time to complete implementation and realize the benefits of our actions.

We are committed to ongoing periodic reviews of our controls and their effectiveness. Controls are improving and we have no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, new problems could be identified in the future. We expect to continue to improve controls during each quarter in a multi-period effort to achieve disclosure controls and procedures and internal controls satisfactory for a company of our size in the semiconductor industry.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Index to Exhibits.

(b) The Company filed a Current Report on Form 8-K on July 29, 2002 to announce financial results for the first quarter of its fiscal year ending March 31, 2003.

35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President of
Finance and Administration and Chief Financial
Officer (Principal Financial Officer)

Date: July 14, 2003

36.

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

Date: July 14, 2003

/s/ Arnold P. Agbayani Arnold P. Agbayani Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant.(2)

99.1	Certification.(3)

99.2	Certification.

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.