Form 10-Q/A
period 2002-12-31
IXYS CORP /DE/
filed 2003-07-15
CIK 945699

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

EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING (A) ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 TO CORRECT INVENTORY BALANCES, COSTS OF SALES AND RELATED DISCLOSURES AND (B) ITEM 4 OF PART I OF FORM 10-Q TO REFLECT THE EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS THAT OCCURRED CONTEMPORANEOUSLY WITH THE RESTATEMENT. ALL ITEMS THAT ARE NOT INCLUDED HEREIN REMAIN UNCHANGED FROM THE INFORMATION SET FORTH IN THE FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002. ALL INFORMATION IN ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF THIS FORM 10-Q/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND REQUIRED CERTIFICATIONS.

2.

IXYS CORPORATION

FORM 10-Q/ A,
December 31, 2002

3.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	March 31,
	2002(as restated	2002

	Note 2)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,147	$32,111
Restricted cash	2,432	205
Accounts receivable, net of allowance for doubtful accounts of $3,530 at December 31, 2002 and $1,045 at March 31, 2002	21,346	16,697
Inventories	56,334	46,317
Prepaid expenses	1,772	596
Deferred income taxes	2,344	2,553

Total current assets	121,375	98,479
Plant and equipment, net	29,816	19,238
Goodwill and intangible assets, net	24,065	1,896
Other assets	5,191	2,932
Deferred income taxes	4,003	2,015

Total assets	$184,450	$124,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,157	$2,391
Notes payable to bank	700	700
Accounts payable	9,744	5,606
Accrued expenses and other liabilities	9,842	8,383

Total current liabilities	23,443	17,080
Capitalized lease obligations, net of current Portion	5,543	4,770
Other liabilities	140	118
Pension liabilities	9,024	7,373

Total liabilities	38,150	29,341

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 31,889,666 issued and 31,814,666 outstanding at December 31, 2002 and 26,902,192 issued and 26,827,192 outstanding at March 31, 2002	320	270
Additional paid-in capital	144,656	92,785
Deferred compensation	(33)	—
Notes receivable from stockholders	(853)	(853)
Retained earnings	(813)	5,827
Accumulated other comprehensive income (loss)	3,470	(2,363)
Less cost of treasury stock: 95,302 common shares at December 31, 2002 and at March 31, 2002	(447)	(447)

Total stockholders’ equity	146,300	95,219

Total liabilities and stockholders’ equity	$184,450	$124,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002(as	2001	2002(as	2001
	restated		restated
	Note 2)		Note 2)

	(unaudited)		(unaudited)
Net revenues	$35,544	$16,082	$98,292	$62,427
Cost of goods sold	26,741	11,132	73,881	42,139

Gross Profit	8,803	4,950	24,411	20,288

Operating expenses:
Research, development and engineering	3,473	1,429	9,288	3,848
Selling, general and administrative	7,156	2,916	19,878	9,461
Restructuring charge	—	—	750	—

Total operating expenses	10,629	4,345	29,916	13,309

Operating income (loss)	(1,826)	605	(5,505)	6,979
Interest income	245	110	687	726
Interest expense	(29)	—	(100)	—
Other expense, net	(831)	(885)	(3,388)	(3,640)

Income (loss) before income tax benefit (provision)	(2,441)	(170)	(8,306)	4,065
Benefit from (provision for) income tax	654	65	1,666	(1,545)

Net income (loss)	$(1,787)	$(105)	$(6,640)	$2,520

Net income (loss) per share-basic	$(0.06)	$(0.00)	$(0.22)	$0.09

Weighted average shares used in per share calculation—basic	31,797	26,728	30,505	26,696

Net income (loss) per share-diluted	$(0.06)	$(0.00)	$(0.22)	$0.09

Weighted average shares used in per share calculation—diluted	31,797	26,728	30,505	28,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002(as	2001	2002(as	2001
	restated		restated
	Note 2)		Note 2)

	(unaudited)		(unaudited)
Net income (loss)	$(1,787)	$(105)	$(6,640)	$2,520
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,463	(2,311)	5,833	992

Comprehensive income/(loss)	$(324)	$(2,416)	$(807)	$3,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

6.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,

	2002(as	2001
	restated
	Note 2)

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,640)	$2,520
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,804	2,617
Provision for doubtful accounts	1,898	(4)
Provision for excess and obsolete inventories	167	1,138
(Gain) loss on foreign currency transactions	(1,248)	(1,137)
Deferred Income Taxes	(968)	—
Changes in operating assets and liabilities:
Accounts receivable	(782)	12,402
Inventories	3,408	(7,992)
Prepaid expenses	(934)	93
Other assets	(2,057)	(325)
Accounts payable	(529)	(7,497)
Accrued expenses and other liabilities	(2,798)	(3,454)
Pension liabilities	301	408

Net cash used in operating activities	(1,378)	(1,231)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease in restricted cash	110	17
Acquisition of Clare, Inc., net of cash acquired	7,905	—
Purchase of plant and equipment	(3,552)	(1,175)

Net cash (used in) provided by investing activities	4,463	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	606	372
Principal payments on capital lease obligations	(315)	(1,327)
Proceeds from notes payable from bank	—	457
Repayment of notes payable to bank	—	(54)
Stock repurchase	—	(384)
Other	467	675

Net cash (used in) provided by financing activities	758	(261)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,193	149
Net increase in cash and cash equivalents	5,036	(2,501)
Cash and cash equivalents at beginning of period	32,111	44,795

Cash and cash equivalents at end of period	$37,147	$42,294

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

8.

2. Restatement

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

The Company is restating its condensed consolidated statements of operations and cash flows for the three month and nine month periods ended December 31, 2002 and condensed consolidated balance sheet as of December 31, 2002, which are included in this Form 10-Q/ A. The statements of operations and cash flows for the period ended December 31, 2001 and the balance sheet as of December 31, 2001 and March 31, 2002 were not impacted by this restatement.

The Company determined that bookkeeping errors were made in the three month and nine month periods ended December 31, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month and nine month period ended December 31, 2002, the adjustments for these entries and related tax effects increased previously reported net loss for the three month period by $0.7 million from $1.1 million to $1.8 million, and increased previously reported basic and diluted net loss by $0.03 per share and, for the nine month period, increased previously reported net loss by $1.8 million from $4.8 million to $6.6 million and increased previously reported basic and diluted net loss by $0.06 per share.

9.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are reconciliations of the Company’s financial position and results of operations from financial statements previously filed to the restated and reclassified financial statements (in thousands, except per share data):

Condensed Balance Sheet as of December 31, 2002

	As
	previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,147		$37,147
Restricted cash	2,432		2,432
Accounts receivable, net of allowance for doubtful accounts of $3,530 at December 31, 2002 and $1,045 at March 31, 2002	21,346		21,346
Inventories	59,100	$(2,766)	56,334
Prepaid expenses	1,772		1,772
Deferred income taxes	2,344		2,344

Total current assets	124,141	(2,766)	121,375
Plant and equipment, net	29,816		29,816
Goodwill and intangibles assets, net	24,065		24,065
Other assets	5,191		5,191
Deferred income taxes	3,035	968	4,003

Total assets	$186,248	$(1,798)	$184,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,157		3,157
Notes payable to bank	700		700
Accounts payable	9,744		9,744
Accrued expenses and other liabilities	9,842		9,842

Total current liabilities	23,443		23,443
Capitalized lease obligations, net of current portion	5,543		5,543
Other liabilities	140		140
Pension liabilities	9,024		9,024

Total liabilities	38,150		38,150

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—		—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 31,889,666 issued and 31,814,666 outstanding at December 31, 2002 and 26,902,192 issued and 26,827,192 outstanding at March 31, 2002	320		320
Additional paid-in capital	144,656		144,656
Deferred compensation	(33)		(33)
Notes receivable from stockholders	(853)		(853)
Retained earnings	985	(1,798)	(813)
Accumulated other comprehensive income (loss)	3,470		3,470
Less cost of treasury stock: 95,302 common shares at December 31, 2002 and at March 31, 2002	(447)		(447)

Total stockholders’ equity	148,098	(1,798)	146,300

Total liabilities and stockholders’ equity	$186,248	$(1,798)	$184,450

10.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations for the Three Months Ended December 31, 2002

	As previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
Net revenues	$35,544		$35,544
Cost of goods sold	25,610	$1,131	26,741

Gross profit	9,934	(1,131)	8,803

Operating expenses:
Research, development and Engineering	3,473		3,473
Selling, general and administrative	7,156		7,156
Restructuring charge

Total operating expenses	10,629	—	10,629

Operating loss	(695)	(1,131)	(1,826)
Interest income	245		245
Interest expense	(29)		(29)
Other expense, net	(831)		(831)

Loss before income tax benefit	(1,310)	(1,131)	(2,441)
Benefit from income tax	258	396	654

Net loss	$(1,052)	$(735)	$(1,787)

Net loss per share—basic	$(0.03)	$(0.03)	$(0.06)

Weighted average shares used in per share calculation— basic	31,797		31,797

Net loss per share—diluted	$(0.03)	$(0.03)	$(0.06)

Weighted average shares used in per share Calculation — diluted	31,797		31,797

Condensed Statement of Operations for the Nine Months Ended December 31, 2002

	As
	previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
Net revenues	$98,292		$98,292
Cost of goods sold	71,115	$2,766	73,881

Gross profit	27,177	(2,766)	24,411

Operating expenses:
Research, development and engineering	9,288		9,288
Selling, general and administrative	19,878		19,878
Restructuring charge	750		750

Total operating expenses	29,916	—	29,916

Operating loss	(2,739)	(2,766)	(5,505)
Interest income	687		687
Interest expense	(100)		(100)
Other expense, net	(3,388)		(3,388)

Loss before income tax benefit	(5,540)	(2,766)	(8,306)
Benefit for income tax	698	968	1,666

Net loss	$(4,842)	$(1,798)	$(6,640)

Net loss per share—basic	$(0.16)	$(0.06)	$(0.22)

Weighted average shares used in per share calculation— basic	30,505		30,505

Net income loss per share—diluted	$(0.16)	$(0.06)	$(0.22)

Weighted average shares used in per share Calculation— diluted	30,505		30,505

11.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows for the Nine Months Ended December 31, 2002

	As previously
	reported	Adjustments	As restated

	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,842)	$(1,798)	$(6,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,804		8,804
Provision for doubtful accounts	1,898		1,898
Provision for excess and obsolete inventory	167		167
Gain on foreign currency transactions	(1,248)		(1,248)
Deferred Income Tax	—	(968)	(968)
Changes in operating assets and liabilities:
Accounts receivable	(782)		(782)
Inventories	642	2,766	3,408
Prepaid expenses	(934)		(934)
Other assets	(2,057)		(2,057)
Accounts payable	(529)		(529)
Accrued expenses and other liabilities	(2,798)		(2,798)
Pension liabilities	301		301

Net cash used in operating activities	(1,378)	—	(1,378)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease in restricted cash	110		110
Acquisition of Clare, Inc., net of cash acquired	7,905		7,905
Purchase of plant and equipment	(3,552)		(3,552)

Net cash provided by investing activities	4,463		4,463

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	606		606
Principal payments on capital lease obligations	(315)		(315)
Other	467		467

Net cash provided by financing activities	758		758

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,193		1,193

Net increase in cash and cash equivalents	5,036		5,036

Cash and cash equivalents at beginning of period	32,111		32,111

Cash and cash equivalents at end of period	$37,147		$37,147

12.

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

Fair value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	2,742
Plant and equipment	10,271
Other assets	111

	$37,985
Amortizable intangible assets:		Estimated useful lives:
Core technology	$2,700	5 to 6 years
Tradename/trademarks	900	3 years
Other	715	3 months to 6 years

	4,315
Total assets acquired	42,300
Fair value of liabilities assumed	(8,746)

Net assets acquired	33,554
Goodwill	19,521

Total purchase price	$53,075

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

13.

	Nine Months Ended
	December 31,

	2002 (as
	restated
	Note 2)	2001

Revenue	$104,749	$96,616
Net loss	$(14,660)	$(16,165)
Net loss per share — basic	$(0.46)	$(0.51)
Net loss per share — diluted	$(0.46)	$(0.51)
Shares used in per share calculation	31,768	31,590

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of

14.

the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

7. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2002 (as restated	March 31,
	Note 2)	2002

	(unaudited)
Raw materials	$9,881	$5,494
Work in process	35,284	32,299
Finished goods	11,169	8,524

Total	$56,334	$46,317

8. Goodwill and Intangible Assets, Net

	December 31,	December 31,
	2002	2001

	(unaudited)
Goodwill	$21,417	$1,896
Intangible assets	3,546	—
Less: Amortization	(898)	—

	2,648	—

Total	$24,065	$1,896

15.

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

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002(as	2001	2002(as	2001
	restated		restated
	Note 2)		Note 2)

	(unaudited)		(unaudited)
BASIC:
Weighted, average shares outstanding for the period	31,797	26,728	30,505	26,696

Shares used in computing per share amounts	31,797	26,728	30,505	26,696

Net income (loss) available for common stockholders	$(1,787)	$(105)	$(6,640)	$2,520

Net income (loss) per share available for common stockholders	$(0.06)	$(0.00)	$(0.22)	$0.09

DILUTED:
Weighted, average shares outstanding for the period	31,797	26,728	30,505	26,696
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	—	—	2,297

Shares used in computing per share amounts	31,797	26,728	30,505	28,993

Net income (loss) available for common stockholders	$(1,787)	$(105)	$(6,640)	$2,520

Net income (loss) per share available for common stockholders	$(0.06)	$(0.00)	$(0.22)	$0.09

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

16.

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

IXYS’ foreign operations mainly consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode Semiconductors Limited in the United Kingdom. Revenue and net income of IXYS CH were not significant and are combined with German operations. The following table summarizes the sales of IXYS’ U.S. and foreign operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002(as	2001	2002(as	2001
	restated		restated
	Note 2)		Note 2)

	(unaudited)		(unaudited)
Net Revenue:
Foreign	$21,796	$8,356	$59,877	$30,612
U.S	13,748	7,726	38,415	31,815

Total	$35,544	$16,082	$98,292	$62,427

Net Income:
Foreign	$857	$(265)	$665	$254
U.S	(2,644)	160	(7,305)	2,266

Total	$(1,787)	$(105)	$(6,640)	$2,520

Tangible long-lived assets by geographical locations are as follows (in thousands):

	December 31,	March 31,
	2002	2002

	(unaudited)
Germany	$15,772	$13,550
Switzerland	2,858	2,543
United States	12,571	4,869
United Kingdom	3,806	1,208

Total	$35,007	$22,170

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

17.

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

18.

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

19.

can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2002.

Results of Operations, as restated-Three Month and Nine Month Periods Ended December 31, 2002 and December 31, 2001

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

We are restating our condensed consolidated statements of operations and cash flows for the three month and nine month periods ended December 31, 2002 and condensed consolidated balance sheet as of December 31, 2002, which are included in this Form 10-Q/ A. The statements of operations and cash flows for the period ended December 31, 2001 and the balance sheet as of December 31, 2001 were not impacted by this restatement.

We determined that bookkeeping errors were made in the three month and nine month periods ended December 31, 2002 which required restatement. These errors resulted in the improper relief of inventory when product was sold, not properly recording the elimination of intercompany profits and not properly recording manufacturing variance related costs.

In the aggregate for the three month and nine month period ended December 31, 2002, the adjustments for these entries and related tax effects increased previously reported net loss for the three month period by $0.7 million from $1.1 million to $1.8 million, and increased previously reported basic and diluted net loss by $0.03 per share and, for the nine month period, increased previously reported net loss by $1.8 million from $4.8 million to $6.6 million and increased previously reported basic and diluted net loss by $0.06 per share.

Net Revenues. Net revenues in the three-month period ended December 31, 2002 were $35.5 million, a 121% increase from net revenues of $16.1 million in the three-month period ended December 31, 2001. Net revenues in the nine-month period ended December 31, 2002 were $98.3 million, a 57.5% increase from net revenues of $62.4 million in the nine-month period ended December 31, 2001. The increase in net revenues in both the three-month period and nine-month period ended December 31, 2002, as compared to the respective periods in the prior fiscal year, was due primarily to the inclusion of revenue from the Westcode and Clare acquisitions.

Gross Profit. Gross profit was $8.8 million, or 24.8% of net revenues, in the three-month period ended December 31, 2002, as compared to $5.0 million, or 30.8% of net revenues, in the three-month period ended December 31, 2001. Gross profit was $24.4 million, or 24.8% of net revenues, in the nine-month period ended December 31, 2002, as compared to $20.3 million, or 32.5% of net revenues, in the nine-month period ended December 31, 2001. The increase in dollar amount of gross profit in both the three-month period and the nine-month period ended December 31, 2002, as compared to the respective periods in the prior fiscal year, was due primarily to the inclusion of gross profit from the Westcode and Clare acquisitions. The increase in gross profit in both the three-month period and nine-month period ended December 31, 2002 as compared to the respective periods in the prior fiscal year reflected a decrease of 8.3% and an increase of 2.3%, respectively, in average selling prices of our traditional product line, as well as an increase of 33.1% and a decrease of 5.0%, respectively, in the number of units sold of our traditional product line.

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

20.

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

Benefit From/Provision For Income Taxes. The benefit from income taxes in the three-month period and the nine-month period ended December 31, 2002 reflects an effective tax rate of 35.0%, compared to the effective tax rate in the prior fiscal year of 38.0%. In the six-month period ended September 30, 2002, IXYS recorded tax expense of approximately $1.2 million to reflect the outcome of a tax assessment in Germany for the years 1997 through 2002. In the three-month period ended December 31, 2002, IXYS recorded an additional tax expense of approximately $400,000 to provide for tax risk resulting from international operations.

Liquidity and Capital Resources, as restated

Cash and Cash Equivalents. As of December 31, 2002, our cash and cash equivalents were $37.1 million, an increase of $5.0 million from cash and cash equivalents of $32.1 million at March 31, 2002. The increase in cash and cash equivalents was primarily due to cash provided by the acquisition of Clare.

Cash Flows Used In Operating Activities. Net cash used in operating activities in the nine-month period ended December 31, 2002 was $1.4 million, which represents an increase of $147,000 from net cash used in operating activities of $1.2 million in the nine-month period ended December 31, 2001. The increase in net cash used in operating activities was primarily attributable to the net loss from operations.

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

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

30.

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

31.

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

32.

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

Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their annual financial statement audit procedures for the fiscal year March 31,2003 have informed us of certain material weaknesses and reportable conditions. In the planning and performance of the audit, PwC considered the internal controls in order to determine the auditing procedures for the purpose of expressing PwC’s opinion on the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2003, other reportable conditions and/or material weaknesses may have come to the attention of PwC. The identified material weaknesses as a result of the PwC audit procedures are as follows:

•	financial statement consolidations that place a great strain on the limited personnel resources of our finance organization, resulting in inadequate time for management to perform its financial review on a timely basis;

•	deficiencies in our inventory accounting, including the need to establish, compute and adequately update standard inventory costs, completely eliminate intercompany profits, track inventory variances and establish a formal policy to reconcile and review inventory balances, as well as inadequate monthly reconciliations of the general ledger with the inventory subsystem and insufficient review by management of such reconciliations;

•	problems with the monthly close at Clare, particularly in its timing, procedures and the content of the reports prepared, and limited personnel resources at Clare, resulting in inadequate time for review by our finance management and for adjustment prior to the audit; and

•	several additional conditions relating to the Company’s internal accounting and disclosure controls that, in the context of the overall control environment and the current lack of accounting personnel resources, are considered reportable conditions and that, when taken together, represent a material weakness in internal controls.

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

33.

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

We have taken the following steps to address our material weaknesses:

•	we employed a controller at Clare and

•	designed and implemented additional procedures for the accounting of inventories.

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

34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: July 14, 2003

35.

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

36.

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

37.

EXHIBIT INDEX

Sequential Page
Exhibit Number	Description of Exhibit	Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(2)

99.1	Certification(3)

99.2	Certification

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	Filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2002 (000-26124) and incorporated herein by reference.

38.