Form 10-K
period 2003-03-31
IXYS CORP /DE/
filed 2003-07-15
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendments to this Annual Report on Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq National Market on September 30, 2002, was approximately $91,627,299. The number of shares of the Registrant’s Common Stock outstanding as of June 23, 2003 was 31,897,663.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders, and other factors discussed below and under the caption “Risk Factors.” We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

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

      Our power semiconductor products have historically been divided into two primary categories, power MOS, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2003, power semiconductors constituted approximately 78.5% of our revenues, which included 29.7% from power MOS transistors and 48.5% from bipolar products. We also sell gallium arsenide power semiconductors and manufacture our proprietary direct copper bond, or DCB, substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. Additionally, we sell integrated circuits, or ICs, that have applications in power management, telecommunications, and display products. In fiscal year 2003, ICs constituted approximately 19.3% of our revenues.

      IXYS’s power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for communications infrastructure applications such as wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications such as industrial transportation, robotics, automation, and process control equipment; and

•	medical electronics for sophisticated applications, such as defibrillators and medical imaging.

•	renewable energy sources like wind turbines and solar systems.

      We design our products primarily for industrial and business applications, rather than for use in personal computers, mobile phones or other household appliances. In fiscal year 2003, we sold our products to over 2,000 customers worldwide. Our major customers include ABB, Astec, Delta Electronics, Eupec, Huawei, Guidant, Medtronics, Siemens and Still. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, Hewlett-Packard, IBM, Motorola and Sun Microsystems.

      Our predecessor was founded in 1983. We are organized as a Delaware corporation.

      On June 10, 2002, we completed the acquisition of Clare, Inc., a provider of high voltage analog and mixed-signal semiconductor integrated circuits for use in telecommunication, industrial, and medical equipment applications. In connection with this acquisition, we issued approximately 4.89 million shares of IXYS common stock to the holders of outstanding shares of Clare common stock and assumed options to purchase approximately 1.0 million shares of IXYS common stock.

Industry Background

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

      Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert or “rectify” alternating current, or AC, power delivered by electrical utilities to direct current, or DC, power which is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power using substantially smaller electronic components; or

•	rectify high frequency AC power from switch mode power supplies to meet the specific DC voltage required by an application.

      The more sophisticated the end product, the greater the need for specially formatted, finely regulated power, and the greater the need for a high performance power semiconductor.

      Power semiconductors improve system efficiency and reliability by processing and converting electrical energy into more usable, higher quality power. Specifically, power semiconductors are used primarily in controlling energy in power conversion systems, including switch mode power supplies, uninterruptible power supplies and motor drive controls. Switch mode power supplies efficiently convert power to meet the specific voltage requirements of an application, such as communications equipment. Uninterruptible power supplies provide a short term backup of electricity in the event of power failure. Motor drive controls regulate the voltage, current and frequency of power to a motor.

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

IXYS’s Strategy

      We focus on meeting the needs of the high power, high performance segment of the power semiconductor market. Our ICs are similarly focused in their applications. We intend to continue building a leading position within our targeted segments of these markets by pursuing the following strategies:

      Maintain technological focus on high power, high performance markets. Our technological expertise enable us to focus on the high power, high performance markets. Due to technological complexities, fewer industry players compete in these markets, resulting in a more favorable competitive environment for us. We believe our technological expertise differentiates us from most of our competitors. This expertise encompasses a wide range of scientific disciplines and technical capabilities, including physics, mechanical engineering, chemistry, circuit design, material science and packaging. Using our technological expertise, we continually strive to introduce innovative products.

      Target rapid growth opportunities within the high power, high performance market. We select the specific markets where we intend to compete by evaluating their potential growth, our ability to establish an advantage based upon our technological capabilities and the performance of competing products. For example, to capitalize on the power density and switching speed of our products, we entered the telecommunications and data communications segments of the communications infrastructure market. These segments include applications for wireless base stations, internet servers for co-location facilities and storage area networks.

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

      Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments. For example, through the acquisition of Directed Energy, Inc., we added scientific expertise and additional products related to laser diode drivers, high voltage pulse generators and modulators. Through the acquisition of Westcode Semiconductors Limited, a UK-based power semiconductor manufacturer, we added a portfolio of very high power semiconductor products that supplemented our historical product line. Westcode’s products are used in a variety of applications including induction heating, welding, motion controls (AC and DC drives), traction, electric vehicles and HVDC. Through the acquisition of Clare, Inc., we expanded our product offerings into the semiconductor segment of the market that replaces electromagnetic relays, or EMRs, with solid state relays, or SSRs. Clare’s semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and including product applications such as modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. Our Clare Micronix subsidiary has developed mixed-signal ICs for the medical and military markets and for emerging flat panel displays based on organic light emitting diodes, or OLEDs. We also believe there may be significant opportunities to capitalize on our distribution system and market additional Clare products to many of our 2,000 customers.

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

Products

      We focus on high power, high performance power semiconductors, and manage our business as a single segment. Within the segment, our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2003, power semiconductors constituted approximately 78.5% of our revenues, which included 29.7% from power MOS transistors and 48.5% from bipolar products. In fiscal year 2002, power semiconductors constituted approximately 95.1% of our revenues, which included 39.2% from power MOS transistors and 55.3% from bipolar products. In fiscal year 2001, power semiconductors constituted approximately 93.9% of our revenues, which included 49.2% from power MOS transistors and 44.0% from bipolar products. We also sell gallium arsenide power semiconductors, and manufacture our proprietary Direct Copper Bond, or DCB, substrate for use in our own power semiconductors as well as for sale to other power semiconductor manufacturers. Additionally, we sell ICs that have applications in power management, telecommunications and displays. In fiscal year 2003, ICs constituted approximately 19.3% of our revenues.

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

Power MOSFETs

      A power MOSFET, or metal oxide semiconductor field effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.

      Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 60 to 1,100 volts. Our power MOSFETs have on state resistance among the lowest available for a given die size and voltage. Lower on state resistance results in increased efficiency of a power semiconductor device. We believe that as the power requirements of workstations, servers and other computers increase as the result of larger and more powerful microprocessors, disk drives and CD/ ROMs, the designers of power supplies will increasingly demand higher power density. MOSFETs accommodate this need by providing higher power without increasing the physical size of the power supply incorporated into the equipment.

IGBTs

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

     Gallium Arsenide Products

      Our gallium arsenide products are Schottky rectifiers, useful for high power density applications, such as power supplies for wireless communications base stations. Gallium arsenide offers higher frequency and higher temperature operation, enabling substantially greater power density than silicon-based solutions.

     Integrated Circuits.

      Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and power MOSFET and IGBT drivers.

     Other Products

      We manufacture our proprietary DCB substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost effectively provides excellent thermal transfer while maintaining high electrical isolation. This technology addresses thermal fatigue and die cracking problems encountered by manufacturers of power semiconductor modules utilizing traditional copper base plates. Additionally, we manufacture and sell laser diode drivers, and high voltage pulse generators and modulators.

Customers and Applications

      Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. Our ICs are used mainly to interface with telecommunication lines, to control power semiconductors and to drive medical equipment and displays. The following table summarizes the primary categories of uses for our products, our products used in each category, the end user applications served by these products and some representative customers.

Category	IXYS Products	End User Applications	Selected Customers

Power Conversion Systems	FREDs	SMPS and UPS for:	ASCOM
	IGBTs	Wireless base stations	Delta Electronics
	Modules	Internet co-locator facilities	Emerson Electric
	MOSFETs	Storage Area Networks	Tyco
	Rectifiers	RF Generators	Power-One
	IC Drivers		Schneider Group
Motor Drives	FREDs	Industrial transportation	ABB
	IGBTs	Robotics	Eurotherm
	Modules	Process control equipment	Rockwell International
	MOSFETs	Machine tools	Siemens
	Thyristors	Electric vehicles	Still
IC Drivers
Medical Electronics	IGBTs	Defibrillators	General Electric
	MOSFETs	Medical imaging devices	Guidant
	Thyristors	Laser power supplies	Medtronic
	ICs	Ultrasound	Philips
Hearing aids
Telecommunication	SSRs	Point of sale terminals
Modems
Set top boxes

      We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules. These customers include Infineon, International Rectifier, Powersem and Tyco.

Sales and Marketing

      We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors managed through our Santa Clara, California, Beverly, Massachusetts, Lampertheim, Germany, Chippenham, UK and Biel, Switzerland offices. As of March 31, 2003, we employed 56 people in sales and marketing and customer support and service and used 20 sales representative organizations and 4 distributors in North and South America and 69 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 43% of net revenues in fiscal year 2001, 41% of net revenues in fiscal year 2002, and 36% of net revenues in fiscal year 2003.

      In fiscal year 2003, North American sales represented approximately 42.2%, and international sales represented approximately 57.8%, of our net revenues. Of our international sales in fiscal year 2003, approximately 68.1% were derived from sales in Europe and the Middle East and approximately 31.9% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2003. For financial information about geographic areas for each of our last three fiscal years, see our Audited Consolidated Financial Statements, Note 13, Segment and Geographic Information provided elsewhere in this Annual Report on Form 10-K. We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. Additionally, we participate in industry trade shows on a regular basis. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

      We believe that we successfully compete in the power semiconductor market because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power MOSFETs, IGBTs, SSRs,

OLED driver ICs and direct bonded substrates. While the time from initiation of design to volume production of new power semiconductors products often takes 18 months or longer, our power semiconductors have a product lifetime exceeding an average of 10 years. Our research and development expenses were approximately $6.1 million in fiscal year 2001, $5.7 million in fiscal year 2002 and $12.8 million in fiscal year 2003. As of March 31, 2003, we employed 108 people in engineering and research and development activities.

      We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing RF power MOSFETs;

•	increasing the voltage operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing high efficiency solar cells;

•	developing higher power IGBT modules;

•	color OLED driver ICs;

•	power solid state relays; and

•	power management ICs based on our HVIC technology.

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

Patents

      As of March 31, 2003, we held 138 issued patents, of which 89 that were issued in the U.S. and 49 were issued in international jurisdictions. As of March 31, 2003, we also held 114 pending patents, of which 60 were pending in the U.S. and 54 were pending in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.

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

     Wafer Fabrication

      We own an approximately 170,000 square foot facility in Lampertheim, Germany at which we fabricate all of our bipolar products. We also have an approximately 100,000 square foot facility in Chippenham, England where we fabricate the majority of our very high power devices, and an approximately 83,000 square foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs, where we fabricate our SSR products. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.

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

      We relied on external foundries for approximately 37.2% of our wafer fabrication requirements in fiscal year 2003, and our utilization of external foundries is expected to grow. We have arrangements with seven external wafer foundries, two of which provide the wafers for power semiconductors that we purchase from external foundries. Our principal external foundry is Samsung Electronics’ s facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends over 18 years. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

      Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in IC manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate leading edge ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or than the cost of current equipment applying the latest technology. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of leading edge ICs.

     Assembly

      Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures, termed packages, that make them useable in a circuit. Discrete manufacturing involves the assembly and packaging of single die devices. Module manufacturing involves the assembly of multiple devices within a single package. SSR products involve multiple chip assembly on a specialized lead frame. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer’s printed circuit boards.

      Most of our wafers are sent to independent subcontract assembly facilities. We have equipment at, or manufacturing supply arrangements with, assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Approximately 65.3% of our products are assembled at external assembly facilities, and the remainder are assembled in our Lampertheim and Chippenham facilities.

     Test

      Generally, each die on our wafers is electrically tested for performance after wafer fabrication. Following assembly, our products are typically returned to our facilities for testing and final inspection prior to shipment to customers.

Competition

      The semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

•	product quality, reliability and performance;

•	product features;

•	price;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products; and

•	technical support and service.

      We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, International Rectifier, Infineon, On Semiconductor, Powerex, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere, Legacy, NEC and Silicon Labs.

Backlog

      At March 31, 2003, our backlog of orders was approximately $49.8 million, as compared with $31.1 million at March 31, 2002. We reasonably expect our backlog of orders at March 31, 2003 to be filled within the current fiscal year. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire semiconductor industry is characterized by short term order and shipment schedules. Because orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues.

Employees

      At March 31, 2003, we employed 776 employees, of whom 108 were primarily engaged in engineering and research and development activities, 56 in marketing, sales and customer support, 559 in manufacturing and 53 in administration and finance. Of these employees, 103 hold engineering or science degrees, including 16 Ph.D.s. Certain employees at our Lampertheim facility and our Chippenham facility are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Available Information

      We file electronically with the United States Securities and Exchange Commission, or SEC, our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. We currently make available through our website at http://www.IXYS.com, free of charge, copies of these reports as soon as reasonably practicable after submitting the information to the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. You can also request free copies of such documents by contacting us at 408-982-0700 or by sending an e-mail to admins@IXYS.net.

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

Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.

      Our operating results may fluctuate significantly. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	market acceptance of our products;

•	fluctuations in our manufacturing yields and significant yield losses;

•	changes in the mix of products that our customers purchase;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the amount and timing of costs associated with product warranties and returns;

•	the amount and timing of investments in research and development;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	availability of production capacity.

      As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

The semiconductor industry is cyclical, and an industry downturn could adversely affect our operating results.

      Business conditions in the semiconductor industry have rapidly changed from periods of strong demand. The industry is characterized by:

•	periods of overcapacity and production shortages;

•	cyclical demand for semiconductors;

•	changes in product mix in response to changes in demand;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products; and

•	significant expenditures for capital equipment and product development.

      These factors could harm our business and cause our operating results to suffer.

Our ability to grow and sustain growth levels may be adversely affected by the slowdown in the U.S. economy.

      Due to the decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, which have been affected by the slowdown in the U.S. economy. In particular, the slowdown in telecommunications has adversely affected the sales of our ICs used in telecommunication applications, including our SSRs. If the economic slowdown continues, our business, financial condition and results of operations may be adversely affected.

We may not be successful in our acquisitions.

      We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems to accommodate the acquired businesses;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

      We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

IXYS could be harmed by litigation involving patents and other intellectual property rights.

      As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million, plus attorney fees. In addition, the U.S. District Court has issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly-infringing products. IXYS has appealed the injunction and the award of damages, and the United States Court of Appeals for the Federal Circuit has stayed the injunction and award pending further review. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “IXYS Business — Legal Proceedings” provided elsewhere in this Item 1 to the Annual Report on Form 10-K.

      Additionally, in the future, we could be accused of infringing the intellectual property rights of International Rectifier or other third parties. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. No assurance can be provided that any future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted or that assertions of infringement, if proven to be true, will not harm our business.

      In the event of any adverse ruling in any intellectual property litigation, including the pending power MOSFET litigation with International Rectifier, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse decision in the International Rectifier power MOSFET litigation would, and in any other infringement action could, materially and adversely affect our financial condition and results of operations.

      Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel.

We depend on external foundries to manufacture many of our products.

      Of our revenues in fiscal year 2003, 37.2% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with seven wafer foundries, two of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.

      Our relationships with our external foundries do not guarantee prices, delivery or lead times, or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain additional foundry capacity as required, our relationships with our customers could be harmed and our revenues would likely be reduced. Moreover, even if we are able to secure additional foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect on the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

      We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and independent subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous die on each wafer could be nonfunctional as a result of, among other factors:

•	contaminants in the manufacturing environment;

•	defects in the masks used to print circuits on a wafer;

•	manufacturing equipment failure; or

•	wafer breakage.

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

      During fiscal year 2003, our product sales by region were approximately 42.2% in North America, approximately 39.4% in Europe and the Middle East and approximately 18.4% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	transportation delays;

•	work stoppages; and

•	economic or political instability.

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

      Some of our new products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the customer’s decision to manufacture the designed product in production quantities, the commercial success of the customer’s product and on the extent to which the design of the customer’s electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. We may not achieve design wins or our design wins may not result in future revenues.

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

The markets in which we participate are intensely competitive.

      Certain of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

•	product quality, reliability and performance;

•	product features;

•	price;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products; and

•	technical support and service.

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

      Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, International Rectifier, Infineon, On Semiconductor, Powerex, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere, Legacy, NEC and Silicon Labs. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage.

We rely on our distributors and sales representatives to sell many of our products.

      A substantial majority of our products are sold to distributors and through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives.

      At March 31, 2003, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

Our future success depends on the continued service of management and key engineering personnel and our ability to identify, hire and retain additional personnel.

      Our success depends, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our president and chief executive officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. Competition is especially intense in the Silicon Valley, where our U.S. design facility for power semiconductors is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Periods of rapid growth and expansion could continue to place a significant strain on our resources, including our employee base.

      To manage our possible future growth effectively, we will be required to continue to improve our operational, financial and management systems. In doing so, we will periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and requires, among other things, that data from the existing system be made compatible with the upgraded system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business.

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

      The market price of our common stock has fluctuated significantly to date. See “Item 5 — Market for Registrant’s Common Equity and Related Stockholders Matters” provided elsewhere in this Annual Report on Form 10-K. The future market price of our common stock may also fluctuate significantly due to:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in the communications and semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial analysts; or

•	general economic and market conditions.

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

      We depend on independent subcontractors for the assembly and testing of our products. During fiscal year 2003, the majority of our products were assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of excess demand;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties by subcontractors or other vendors on products supplied to us;

•	potential increases in prices due to capacity shortages and other factors;

•	potential misappropriation of our intellectual property; and

•	economic or political instability in foreign countries.

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

We depend on a limited number of suppliers for our wafers.

      We purchase silicon wafers from three vendors with whom we do not have long term supply agreements. Any of these suppliers could eliminate or terminate our supply of wafers at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. We cannot assure that problems will not occur in the future with suppliers.

Our ability to access capital markets could be limited.

      From time to time we access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: our existing capital structure, our credit ratings, and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms.

We may not be able to acquire additional production capacity to meet the present and future demand for our products.

      The semiconductor industry has been characterized by periodic limitations on production capacity. Although we can currently obtain the capacity necessary to meet present demand, if we are unable to increase our production capacity to meet possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.

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

      In addition, approximately 17.1% of our revenues in fiscal year 2003 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

      We are subject to a variety of laws, rules and regulations in the United States, England and Germany related to the use, storage, handling, discharge and disposal of certain chemicals and gases used in our manufacturing process. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Our failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations.

We face the risk of financial exposure to product liability claims alleging that the use of devices that incorporate our products resulted in adverse effects.

      Approximately 17.1% of our net revenues in fiscal year 2003 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

ABB AG and Nathan Zommer, Ph.D. own a controlling interest in our common stock.

      ABB AG and Nathan Zommer, Ph.D., our president and chief executive officer, collectively beneficially own, as of May 15, 2003, approximately 40.0% of the outstanding shares of our common stock. As a result, ABB AG and Dr. Zommer, acting together, could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. These concentrated holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management” provided elsewhere in this Annual Report on Form 10-K.

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

Item 2.	Properties

      Our principal facilities are described below:

	Approximate
	Square	Lease
Principal Facilities	Footage	Expiration	Use

Santa Clara, California	20,000	January 2004	Corporate headquarters, research and development, sales and distribution
Aliso Viejo, California	27,000	April 2006	Research and development, sales and distribution
Beverly, Massachusetts	83,000	September 2011	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution

(1)	Owned, not leased.

We hold an option to extend our lease on the Santa Clara, California facility for five years. We believe that our current facilities will be adequate through at least fiscal year 2004 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms.

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

      On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit granted our motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that we had shown a strong likelihood of success regarding our challenge to the U.S. District Court’s finding that we infringe the International Rectifier patents. Our appeal from the award of permanent injunction, including the finding of infringement upon which it is based, was argued on July 7, 2003 and the outcome is pending.

      On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. We have appealed the damages award. The United States Court of Appeals for the Federal Circuit has granted our motion to stay the damages award pending disposition of the related appeals and has suspended briefing of our appeal from the damages award pending outcome of the appeals argued on July 7, 2003.

      In light of the August 2, 2002 decision by the Federal Circuit, we believe our defenses to the various claims and its arguments on appeal are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to our financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

      International Rectifier also contends that our importation into the United States of certain MOSFET products of our design manufactured for us by Samsung Electronics Co., Ltd. is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party. International Rectifier sought enforcement of the Samsung injunction against Samsung and us, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that we are bound by, and our devices are not excepted from, the Samsung injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung injunction to us, stating that we had shown a likelihood of success on appeal. This appeal was heard on July 7, 2003. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. Following oral argument in April 2003, the District Court took the matter under submission. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt and attorneys fees of $350,000. Under the order, if we are found to infringe, Samsung is liable for a net amount of damages equal to $2.5 million. International Rectifier has agreed to a stay of the contempt award pending resolution of the appeal. We intervened in these damages proceedings against Samsung.

      It remains our intent to continue to vigorously contest the claims of International Rectifier. Furthermore, we expect to appeal the final ruling of contempt, including the monetary sanctions awarded against our foundry, Samsung.

      In response to International Rectifier’s claims, Samsung contends that we are contractually obligated under the terms of our wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. While we believe that neither we nor Samsung are or could be in violation of the injunction for various reasons that we believe to be meritorious, including an express reservation as to our designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against us on the ultimate issue of contempt, or if we are obligated to indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to our financial condition and results of operations.

      On January 17, 2002, we sued International Rectifier in the United States District Court for the Northern District of California for infringement of three of our U.S. patents. On April 1, 2002, we amended our complaint to assert infringement by International Rectifier of a modified group of five of our U.S. patents, including patents that relate to modules. In addition, the patents include our patents for direct copper bond technology. After suit was filed, International Rectifier introduced a new product which purported to replace the originally accused product. The District Court has granted International Rectifier’s motions for summary judgment of non-infringement as to the new product. The District Court has also granted in part and denied in part International Rectifier’s motion for summary judgment as to pre-complaint damages for the original product. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Trial is currently set to begin on October 6, 2003.

      In August 2002, we filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of our patents. APT has denied our claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against us, claiming that we are infringing one of APT’s patents.

      We are currently a party to various legal proceedings, including those noted above. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

      The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by The Nasdaq National Market:

	High	Low

Fiscal year ending March 31, 2003
First Quarter	$12.00	$4.68
Second Quarter	$5.78	$4.00
Third Quarter	$7.70	$4.01
Fourth Quarter	$7.38	$5.07
Fiscal year ending March 31, 2002
First Quarter	$19.45	$10.20
Second Quarter	$15.30	$4.27
Third Quarter	$8.41	$5.13
Fourth Quarter	$12.55	$7.25

      The number of record holders of our common stock as of June 23, 2003 was 288.

Dividends

      To date, we have never declared or paid cash dividends.

Securities Authorized for Issuance Under IXYS Equity Compensation Plans

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Issuance Under Equity
	be Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,922,896 (1)	$6.07	2,701,792
Equity compensation plans not approved by security holders	—	—	—

Total	4,922,896	$6.07	2,701,792

(1)	Includes options to purchase 438,677 shares of our common stock with a weighted average exercise price of $14.78 that were assumed in business combinations. It is our understanding that the stockholders of the acquired companies approved the plans from which these options were granted.

Item 6.	Selected Financial Data

      The following selected consolidated financial information should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2003, 2002 and 2001 and the balance sheet data as of March 31, 2003 and 2002 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2000 and 1999 and the balance sheet data as of March 31, 2001, 2000 and 1999 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,

	2003(1)	2002(2)	2001(3)	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$136,111	$82,821	$111,389	$76,627	$66,523
Cost of goods sold	107,371	56,918	69,967	49,290	44,939

Gross profit	28,740	25,903	41,422	27,337	21,584

Operating expenses:
Research, development and engineering	12,846	5,728	6,081	4,668	4,196
Selling, general and administrative	27,721	12,884	13,959	11,450	9,855
Write off of goodwill and in process research and development	—	—	—	—	10,401
Restructuring charge	750	—	—	—	—

Total operating expenses	41,317	18,612	20,040	16,118	24,452

Operating income (loss)	(12,577)	7,291	21,382	11,219	(2,868)
Interest income (expense), net	720	1,318	1,030	(417)	(993)
Gain (loss) on foreign currency transactions	(1,249)	(46)	119	184	37
Other (expense) income, net	(4,755)	(5,441)	(623)	(199)	669

Income (loss) before provision for income taxes	(17,861)	3,122	21,908	10,787	(3,155)
Benefit from (provision for) income taxes	5,716	(1,184)	(8,321)	(3,888)	(2,083)

Net income (loss)	$(12,145)	$1,938	$13,587	$6,899	$(5,238)

Net income (loss) per share — basic(4)	$(0.39)	$0.07	$0.54	$0.29	$(0.28)

Weighted average shares used in per share calculation — basic(4)	30,889	26,745	25,239	23,970	18,746

Net income (loss) per share — diluted(4)	$(0.39)	$0.07	$0.49	$0.28	$(0.28)

Weighted average shares used in per share calculation — diluted(4)	30,889	29,004	27,774	24,826	18,746

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands)
Selected Operating Data:
Gross profit margin	21.1%	31.3%	37.2%	35.7%	32.4%
Depreciation and amortization	$9,297	$5,835	$3,409	$3,352	$2,614

	March 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,094	$32,111	$44,795	$9,455	$7,087
Working capital	95,425	81,399	82,007	30,345	24,409
Total assets	183,057	124,560	127,414	63,045	57,100
Total long-term obligations	14,966	12,261	8,307	12,182	13,794
Total stockholders’ equity	138,809	95,219	92,724	30,897	25,720

(1)	During the fiscal year ended March 31, 2003, the company completed its acquisition of Clare, Inc.

(2)	During the fiscal year ended March 31, 2002, the company completed its acquisition of Westcode Semiconductors Ltd.

(3)	During the fiscal year ended March 31, 2001, the company completed its acquisition of Directed Energy, Inc.

(4)	Shares used in per share calculation in fiscal year 1999 have been restated to reflect IXYS shares outstanding as a result of the Paradigm Technology, Inc. merger, as described in the IXYS Annual Report on Form 10-K for the year ended March 31, 2001. In the Paradigm merger, each outstanding share was converted into 0.115684 shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For an understanding of the significant factors that influenced our performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the other information appearing elsewhere in this report.

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

      The semiconductor industry is cyclical and has from time to time experienced depressed business conditions. The semiconductor industry has historically experienced a decrease in average selling prices of products over time. The power semiconductor industry is currently experiencing a slowdown in demand and worldwide overcapacity, resulting in price erosion. Additionally, a number of factors can result in quarter to quarter fluctuations in operating results, including: the reduction, rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in the manufacturing yields and significant yield losses; and availability of production capacity.

      In fiscal year 2003, North American sales represented approximately 42.2%, and international sales represented approximately 57.8%, of our net revenues. Of our international sales, approximately 68.1% were derived from sales in Europe and the Middle East and approximately 31.9% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2003. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

Critical Accounting Policies

      Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies are as follows:

      Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

      Allowance for doubtful accounts. We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our policy for valuation of inventory, including the determination of excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve to twenty four months or less. We typically plan our production and inventory levels based on internal forecasts of customer demand, which is difficult to predict and can fluctuate substantially. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write downs, which would have a negative impact on our gross margin. Our inventories include high technology parts and components that are specialized in nature or subject to technological obsolescence. We regularly review inventory quantities on hand and record a write down for obsolete inventory. Our write down for obsolete inventories includes on hand finished goods inventory with a date of manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our inventory write-downs may be materially different.

      Warranty accrual. Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

      Valuation of Plant, Equipment, and Intangible Assets. We evaluate the recoverability of our plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

      Revenue Recognition. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Specifically, our management must make estimates of potential future product returns and allowance for so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns discounts and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

      In addition, in connection with the acquisition of Clare, we adopted a critical accounting policy for nonrecurring engineering, or NRE, work. NRE work relates to engineering work performed by our Clare Micronix division, to design chip prototypes that will later be used to produce required units. Customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Emerging Issues Task Force, or EITF, Abstracts 99-5, “Accounting for Pre-production Costs Related to Long-term Supply Arrangements.” Clare Micronix records research and development costs as expenses are incurred. Clare Micronix then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

      Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values of reporting units to their respective net book values, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognized a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We have completed the required annual impairment test, which resulted in no impairment for fiscal year 2003. We believe the methodology we use in testing impairment of goodwill provides us with reasonable basis in determining whether an impairment charge should be taken.

      Pension Obligation. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 10 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore generally affect our recognized expenses and recorded obligations in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expenses.

      Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

Results of Operations

      Net Revenues. Net revenues for fiscal year 2003 were $136.1 million, a 64.3% increase from net revenues of $82.8 million in fiscal year 2002. International net revenues were $78.6 million for fiscal year 2003, or 57.8% of net revenues, as compared to $55.6 million for fiscal year 2002, or 67.1% of net revenues. The increase in net revenues for fiscal year 2003 from fiscal year 2002 is primarily related to the inclusion of revenues from acquired entities and includes an approximate 3.4% increase in units shipped in fiscal year 2003 in our traditional product line as compared to fiscal year 2002 and an approximate 4.1% increase in average selling prices across our traditional product line (which does not include products from our acquired entities, Clare and Westcode). Net revenues for fiscal year 2002 were $82.8 million, a 25.6% decrease from net revenues of $111.4 million in fiscal year 2001. International net revenues were $55.6 million for fiscal year 2002, or 67.1% of net revenues, as compared to $66.8 million for fiscal year 2001, or 60.0% of net revenues. The decrease in net revenues for fiscal year 2002 from fiscal year 2001 is primarily related to an approximately 18.1% decrease in units shipped in fiscal year 2002 in our traditional product line as compared to fiscal year 2001 and an approximately 14.9% decrease in average selling prices across our traditional product line. We believe that the decrease in unit sales volume in 2002 was largely attributable to decreased demand for power conversion systems for communications infrastructure applications.

      Gross Profit. Gross profit was $28.7 million, or 21.1% of net revenues in fiscal year 2003, as compared to $25.9 million, or 31.3% of net revenues, in fiscal year 2002. The decrease in margins was primarily due to a $7.3 million write down of excess inventories, an increase in unabsorbed manufacturing overhead from acquired entities, and offset by an approximate 4.1% increase in average selling prices across our traditional product line. Our excess inventory write off in 2003 of $7.3 million reflects our assessment of the marketplace for our traditional products sold in the U.S. Work in process and finished goods inventory are determined to be excess based on a demand forecast within a specific time horizon, generally 12 to 24 months or less. Inventory in excess of saleable amounts is written down and carried at no value, and the remaining inventory is valued at the lower of cost or market. Gross profit was $25.9 million, or 31.3% of net revenues in fiscal year 2002, as compared to $41.4 million, or 37.2% of net revenues, in fiscal year 2001. The decrease in margins was primarily due to a 14.9% decrease in average selling price as well as a change in the mix of product sold.

      Research, Development and Engineering. During fiscal year 2003, research, development and engineering, or R&D, expense was $12.8 million, or 9.4% of net revenues, as compared to $5.7 million, or 6.9% of net revenues, in fiscal year 2002. The dollar and percentage increases were due to the addition of the Clare and Westcode engineering teams. During fiscal year 2002, R&D expense was $5.7 million, or 6.9% of net revenues, as compared to $6.1 million, or 5.5% of net revenues, in fiscal year 2001. The dollar decrease was due to a fewer number of research and development projects. As a percentage of revenues, R&D expense increased as a result of such expenses decreasing at a relatively slower rate than revenues.

      Selling, General and Administrative. During fiscal year 2003, selling, general and administrative, or SG&A, expense was $27.7 million, or 20.4% of net revenues, as compared to $12.9 million, or 15.6% of net revenues, in fiscal year 2002. The percentage and dollar amount increase is caused mainly by the acquisition of Clare and Westcode. During fiscal year 2002, SG&A expense was $12.9 million, or 15.6% of net revenues, as compared to $14.0 million, or 12.5% of net revenues, in fiscal year 2001. The dollar amount decrease reflects a decrease in expenses to support a lower revenue level. As a percentage of revenues, SG&A expense increased as a result of such expenses decreasing at a relatively slower rate than revenues.

      Restructuring. In June 2002, we adopted a corporate restructuring program to reduce expenses and preserve our cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in operating expense for the year ended March 31, 2003. The separation cost is for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

      Interest Income (Expense), Net. During fiscal year 2003, interest income (expense), net, was $0.7 million, as compared to interest income (expense), net, of $1.3 million in fiscal year 2002. The decrease is mainly due to reduced interest rates on invested balances. During fiscal year 2002, interest income (expense), net, was $1.3 million, as compared to $1.0 million in fiscal year 2001. The increase is mainly due to interest received from the investment of the net proceeds from our secondary public offering during the whole fiscal year 2002.

      Other Income (Expense), Net. Other income (expense), net, including gain (loss) on foreign currency transactions, in fiscal year 2003 was $(6.0 million), as compared to $(5.5 million) in fiscal year 2002. The increase in other expenses was primarily due to the fluctuation in the Euros and UK pound sterling against the US dollar. Other income (expense), net, including gain on foreign currency transactions, in fiscal year 2002 was $(5.5 million) as compared to $(504,000) in fiscal year 2001. The increase in other expense was mainly due to litigation defense costs of $4.6 million.

      Benefit from (Provision For) Income Taxes. In fiscal year 2003, the benefit from income taxes reflects an effective tax rate of 32%, as compared to a provision for 38% in fiscal 2002. The lower tax benefit rate for 2003 was primarily related to income tax allowances related to losses incurred in certain foreign jurisdictions. The fiscal year 2002 provision for income taxes reflects an effective tax rate of 38% in fiscal year 2002, which remained unchanged from fiscal 2001.

Liquidity and Capital Resources

      Cash and Cash Equivalents. As of March 31, 2003, cash and cash equivalents were $40.1 million, an increase of $8.0 million from cash and cash equivalents of $32.1 million at March 31, 2002, which was a decrease of $12.7 million from cash and cash equivalents of $44.8 million at March 31, 2001. The increase in cash and cash equivalents from fiscal years 2002 to 2003 was primarily due to cash received in the acquisition of Clare. The decrease in cash and cash equivalents from fiscal years 2001 to 2002 was related to the acquisition of additional manufacturing equipment and cash used in the acquisition of Westcode.

      Cash flows from operating activities. Net cash provided by operating activities in fiscal year 2003 was $2.4 million, which was relatively unchanged from $2.2 million in fiscal year 2002. Net cash provided by operating activities in fiscal year 2002 decreased $1.0 million from the $3.1 million provided in fiscal year 2001.

      Cash flows from investing activities. Net cash provided by investing activities in fiscal year 2003 was $2.4 million, primarily resulting from the net cash acquired in the acquisition of Clare offset by purchases of manufacturing equipment. In fiscal years 2002 and 2001, net cash used in investing activities was $16.0 million and $4.0 million, respectively. Net cash used in investing activities in 2002 was principally used for the acquisition of Westcode and for plant and equipment purchases. Net cash used in investing activities in 2001 was principally used for plant and equipment purchases.

      Cash flows from financing activities. During fiscal year 2003, net cash provided by financing activities was $2.4 million, which was mainly due to proceeds from loans and exercises of stock options, offset in part, by an increase in restricted cash. In fiscal years 2002 and 2001, net cash provided by financing activities was $1.3 million and $36.6 million, respectively. Net cash provided by financing activities in 2002 was principally proceeds from capital lease obligations, while in 2001 it was primarily proceeds from a secondary offering of our common stock, reduced by the repayment of bank debt.

      There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through September 2003. The line bears interest at the bank’s prime rate (4.25% at March 31, 2003). The line is collateralized by certain assets and contains certain general and financial covenants. At March 31, 2003, we had drawn $700,000 against such line of credit. As of March 31, 2003, we were not in compliance with financial covenants and we received a waiver of non-compliance from the lender.

      We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2003. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At March 31, 2003, there were no amounts being drawn against such line of credit.

      In 2001, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At March 31, 2003 there are no amounts outstanding under this line.

      In 2000, a German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment leases facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general asset of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank.

      In 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS GmbH up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2003, we had drawn (EUR) 204,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

      In 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

      Our accounts receivable at March 31, 2003 were $21.5 million, an increase of 28.6% as compared to $16.7 million at March 31, 2002. Our inventories at March 31, 2003 were $49.2 million, an increase of 6.1% as compared to $46.3 million at March 31, 2002. Net plant and equipment at March 31, 2003 were $28.7 million, an increase of 49.3% as compared to $19.2 million at March 31, 2002.

      As of March 31, 2003, we had $40.1 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

      Details of our contractual obligations and commitments as of March 31, 2003 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long Term Debt Obligations	$700	$700	$—	$—	$
Capital Lease Obligations	8,125	3,238	4,887	—	—
Operating Lease Obligations	9,731	4,676	4,530	525	—
Pension Obligations	9,924	547	1,173	1,333	6,871
Purchase Obligations	5,806	5,806	—	—	—
Other liabilities	155	—	155	—	—

Total	$34,441	$14,967	$10,745	$1,858	$6,871

      On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 31, 2003, there were no amounts outstanding under this line of credit.

New Accounting Standards

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the fourth quarter of fiscal 2003, and its adoption did not have a material impact on our results of operations and financial condition.

      In November 2002, the FASB issued Interpretation No. 45, or FIN 45, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. “It expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect this interpretation to have a material impact on its consolidated results of operations or financial position. We have included additional disclosures in accordance with FIN 45 in the footnotes to these consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We will continue to account for stock-based compensation in accordance with APB Opinion No. 25. We have included additional disclosures in accordance with SFAS No. 148 in the footnotes to these consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, entitled “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate, market and credit risk and related change in the market values of our investment portfolio. We place our investment portfolio primarily in debt instruments of the United States government and high quality corporate issuers. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

      We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

      We are also exposed to short-term fluctuations in interest rates as our lines of credit have variable interest rates. An increase in interest rates would have an adverse impact on our interest expense. However, our cash and marketable securities greatly exceed the balances that we borrow through lines of credit and, if necessary to limit the burden of interest expense, we could reduce our borrowing.

      During the year ended March 31, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. The impact on the fair market value of our securities and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end each of fiscal 2003 and 2002 would not have been significant.

      International revenues from our foreign subsidiaries were approximately 47.7% of total revenues in fiscal year 2003. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our foreign subsidiaries also incur most of their expenses in the local currency. Certain of our foreign subsidiaries use their respective local currencies as their functional currency. We have not entered into foreign currency hedging transactions, although if circumstances warrant, we may consider such transactions.

      It is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar, the Euro or the British pound rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar, the Euro or the British pound could make our products less competitive in foreign markets. A hypothetical 10% increase in the value of the Euro against the U.S. dollar and the British pound against the U.S. dollar would have had the effect of reducing our annual net income as of the end of each of fiscal 2003 and 2002 by an amount less than $1.0 million.

Item 8.	Financial Statements

Financial Statements

      Our financial statements required by this Item are set forth at the pages indicated in the accompanying index.

IXYS CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors IXYS Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of IXYS’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 5 to the Consolidated Financial Statements, IXYS Corporation changed its method of accounting for goodwill and other intangible assets effective April 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

July 11, 2003

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$40,094	$32,111
Restricted cash	2,748	205
Accounts receivable, net of allowance for doubtful accounts of $3,169 in 2003 and $1,045 in 2002	21,475	16,697
Inventories	49,162	46,317
Prepaid expenses	943	596
Deferred income taxes	10,285	2,553

Total current assets	124,707	98,479
Plant and equipment, net	28,715	19,238
Other assets	5,655	2,932
Deferred income taxes	2,563	2,015
Goodwill	21,417	1,896

Total assets	$183,057	$124,560

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,238	$2,391
Current portion of notes payable to bank	700	700
Accounts payable	11,177	5,606
Accrued expenses and other liabilities	14,167	8,383

Total current liabilities	29,282	17,080
Capitalized lease obligations, net of current portion	4,887	4,770
Other liabilities	155	118
Pension liabilities	9,924	7,373

Total liabilities	44,248	29,341

Commitments and contingencies (Note 7)
Stockholders Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; issued and outstanding: 31,957,182 in 2003 and 26,902,192 in 2002	320	270
Additional paid-in capital	144,835	92,785
Deferred compensation	(26)	—
Notes receivable from stockholders	(913)	(853)
Retained earnings (accumulated deficit)	(6,318)	5,827
Accumulated other comprehensive income (loss)	1,358	(2,363)
Less cost of treasury stock: 95,302 common shares in 2003 and 2002	(447)	(447)

Total stockholders’ equity	138,809	95,219

Total liabilities and stockholders’ equity	$183,057	$124,560

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues	$136,111	$82,821	$111,389
Cost of goods sold	107,371	56,918	69,967

Gross profit	28,740	25,903	41,422

Operating expenses:
Research, development and engineering	12,846	5,728	6,081
Selling, general and administrative	27,721	12,884	13,959
Restructuring	750	—	—

Total operating expenses	41,317	18,612	20,040

Operating income (loss)	(12,577)	7,291	21,382
Interest income	910	1,509	1,504
Interest expense	(190)	(191)	(474)
Other income (expense):
Gain (loss) on foreign currency transactions	(1,249)	(46)	119
Litigation defense cost	(4,716)	(4,635)	(3,258)
Litigation settlements	—	—	2,520
Other income (expense)	(39)	(806)	115

Income before income tax	(17,861)	3,122	21,908
Benefit from (provision for) income tax	5,716	(1,184)	(8,321)

Net income (loss)	$(12,145)	$1,938	$13,587

Net income (loss) per share — basic	$(0.39)	$0.07	$0.54

Weighted average shares used in per share calculation — basic	30,889	26,745	25,239

Net income (loss) per share — diluted	$(0.39)	$0.07	$0.49

Weighted average shares used in per share calculation — diluted	30,889	29,004	27,774

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Net income (loss)	$(12,145)	$1,938	$13,587
Other comprehensive income (loss):
Foreign currency translation adjustments	3,721	119	(494)

Comprehensive income (loss)	$(8,424)	$2,057	$13,093

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

				Notes	Retained		Accumulated
			Additional	Receivable	Earnings		Other		Total
			Paid-In	from	(Accumulated	Deferred	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit)	Compensation	Loss	Stock	Equity

	(In thousands, except per share data)
Balances, March 31, 2000	24,028	$240	$43,206	$(861)	$(9,698)	$—	$(1,988)	$(2)	$30,897
Exercise of stock options	213	2	406	—	—	—	—	—	408
Issuance of common stock for the acquisition of Directed Energy, Inc.	250	3	2,797	—	—	—	—	—	2,800
Issuance of common stock under Employee Stock Purchase Plan	55	1	237	—	—	—	—	—	238
Exercise of warrants	96	1	(1)	—	—	—	—	—	—
Payment on notes receivable from stockholders	—	—	—	38	—	—	—	—	38
Foreign currency translation adjustments	—	—	—	—	—	—	(494)	—	(494)
Issuance of common stock from secondary offering at $24.50 per share, net of issuance cost of $1,070	2,000	20	45,230	—	—	—	—	—	45,250
Net income	—	—	—	—	13,587	—	—	—	13,587

Balances, March 31, 2001	26,642	267	91,875	(823)	3,889	—	(2,482)	(2)	92,724
Exercise of stock options	196	2	598	—	—	—	—	—	600
Issuance of common stock under Employee Stock Purchase Plan	44	1	312	—	—	—	—	—	313
Repurchase of common stock	(75)	—	—	—	—	—	—	(445)	(445)
Issuance of notes receivable	—	—	—	(30)	—	—	—	—	(30)
Foreign currency translation adjustments	—	—	—	—	—	—	119	—	119
Net income	—	—	—	—	1,938	—	—	—	1,938

Balances, March 31, 2002	26,807	270	92,785	(853)	5,827	—	(2,363)	(447)	95,219
Exercise of stock options	130	1	505	—	—	—	—	—	506
Issuance of common stock under Employee Stock Purchase Plan	31	—	207	—	—	—	—	—	207
Issuance of common stock for the acquisition of Clare, Inc.	4,894	49	51,288	—	—	—	—	—	51,337
Interest accrued on notes receivable	—	—	—	(60)	—	—	—	—	(60)
Deferred compensation	—	—	50	—	—	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	24	—	—	24
Foreign currency translation adjustments	—	—	—	—	—	—	3,721	—	3,721
Net loss	—	—	—	—	(12,145)	—	—	—	(12,145)

Balances, March 31, 2003	31,862	$320	$144,835	$(913)	$(6,318)	$(26)	$1,358	$(447)	$138,809

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,145)	$1,938	$13,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,297	5,835	3,409
Provision for accounts receivable reserves	8,024	7,029	6,101
Provision for write down of excess and obsolete inventories	7,258	790	1,854
(Gain) loss on disposal of fixed assets	240	287	(8)
(Loss) gain on foreign currency transactions	(1,713)	(318)	(56)
Deferred income taxes	(3,067)	861	(466)
Changes in operating assets and liabilities
Accounts receivable	(6,799)	6,445	(15,996)
Inventories	2,987	(8,574)	(14,992)
Prepaid expenses and other current assets	89	(71)	257
Other assets	(1,742)	1,140	889
Accounts payable	(527)	(7,356)	5,348
Accrued expenses and other liabilities	379	(5,603)	2,805
Pension liabilities	123	(252)	373

Net cash provided by operating activities	2,404	2,151	3,105

Cash flows used in investing activities:
Purchases of plant and equipment	(5,491)	(7,502)	(4,262)
Net cash acquired in acquisition of Directed Energy Inc.	—	—	135
Acquisition of Westcode Semiconductor, net of cash acquired	—	(8,529)	—
Net cash acquired in acquisition of Clare, Inc.	7,843
Proceeds from sale of plant and equipment		6	163

Net cash provided by (used in) investing activities	2,352	(16,025)	(3,964)

Cash flows from financing activities:
Proceeds from capital lease obligations	2,981	4,249	1,044
Restricted cash decrease (increase)	(321)	182	(83)
Principal payments on capital lease obligations	(2,928)	(2,734)	(2,017)
Repayment of notes payable to bank	—	(54)	(6,379)
Proceeds from loans	1,931	—	—
Issuance of loans	—	(926)	(1,868)
Proceeds from secondary offering	—	—	45,250
Proceeds from notes receivables	—	99	38
Proceeds from issuance of common stock under the employee stock purchase plan	207	313	238
Proceeds from exercise of stock options	506	600	408
Purchase of treasury stock		(445)	—

Net cash provided by financing activities	2,376	1,284	36,631

Effect of foreign exchange rate fluctuations on cash and cash equivalents	851	(94)	(432)

Net increase (decrease) in cash and cash equivalents	7,983	(12,684)	35,340
Cash and cash equivalents at beginning of year	32,111	44,795	9,455

Cash and cash equivalents at end of year	$40,094	$32,111	$44,795

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$164	$191	$388
Cash paid during the period for income taxes	$1,256	$3,694	$6,704
Accrued interest on notes receivable	$60	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Purchase of fixed assets under capital lease	$116	$621	$3,277
Common stock issued for Clare, Inc., net assets	$51,399	$—	$—
Common stock issued for Directed Energy, net assets	$—	$—	$2,800

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS

      IXYS Corporation (“IXYS” or the “Company”) designs, develops and markets power semiconductors and digital and analog integrated circuits (“ICs”). Power semiconductors are used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (“UPS”) and switch mode power supplies (“SMPS”) and medical electronics. IXYS’s power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS’s target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. IXYS sells power semiconductors, including power metal oxide semiconductor field effect transistors (“Power MOSFETs”), insulated gate bipolar transistors (“IGBTs”), thyristors and rectifiers, including fast recovery epitaxial diodes (“FREDs”). IXYS’s ICs include solid state relays (“SSRs”) for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and power MOSFET and IGBT drivers.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of IXYS and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from IXYS’s estimates.

Foreign Currency Translation

      The local currency is considered to be the functional currency of IXYS’s wholly owned international subsidiaries, IXYS Semiconductor GmbH (“IXYS GmbH”), IXYS Berlin GmbH (“IXYS Berlin”) and Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH, IXYS Berlin and Westcode into U.S. dollars are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

Cash Equivalents

      IXYS considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.

Reclassifications

      Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are stated at the lower of cost or market value. Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally 12 to 24 months or less. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market.

Plant and Equipment

      Plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for buildings. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations. IXYS’s policy is to regularly review the carrying value of specialized assets to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

Goodwill and Other Intangible Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” IXYS is required to perform an annual impairment test for goodwill. SFAS No. 142 requires IXYS to compare the fair value of the Company to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows.

      Other intangible assets are recorded at cost and amortized over periods ranging from 3 months to 6 years.

      Additionally, IXYS had approximately $21.4 million in goodwill at March 31, 2003, primarily related to our acquisition of Clare which was recorded in accordance with SFAS No. 142 under the transitional rules of that statement. IXYS performs goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, IXYS calculates the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. IXYS then compares the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, IXYS measures the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, IXYS recognizes a goodwill impairment loss. IXYS performed its annual impairment test in 2003 and IXYS determined that no impairment had occurred. The discounted future cash flow method used in the first step of the impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although IXYS believes the estimates and assumptions that it used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

Impairment of Long-Lived Assets

      IXYS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan to dispose of the assets. Such assets are carried at the lower of depreciated cost or fair market value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Recoverability of an asset is measured by comparison of its carrying amount to future undiscounted net cash flows that the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets.

Revenue Recognition

      Revenue from power semiconductor and IC product sales is recognized upon shipment, provided that a signed purchase order was received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical returns discounts, current economic trends and changes in customer demand. Reserves for warranties are recorded at the time of shipment for amounts necessary to replace or repair products during the warranty period, which is generally one year.

      Revenues from nonrecurring engineering, or NRE, relating to engineering work performed for a fixed fee to design chip prototypes that will later be used to produce required units, is recognized in accordance with Emerging Issues Task Force, or EITF, Abstracts 99-5, “Accounting for Pre-production Costs Related to Long-term Supply Arrangements.” The company records research and development costs as expenses are incurred and then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

Warranty

      IXYS accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. IXYS’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. IXYS analyze historical claims compared to historical revenue in evaluating the adequacy of the warranty allowance. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the warrant liability for the year ending March 31, 2003 follows (in thousands):

Warranty accrual at the beginning of the year	$600
Accruals for warranties issued during the year	567
Settlements made in kind during the year	(480)
Translation adjustment	(87)

Warranty accrual at the end of the year	$600

Advertising

      IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2003, 2002 and 2001 was $657,000, $299,000 and $379,000, respectively.

Pension

      The determination of IXYS’s obligation and expense for pension is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with generally accepted accounting principles, actual results that differ from IXYS’s assumptions are accumulated and amortized over future periods and therefore generally affect the recognized expenses and recorded obligations in such future periods. While IXYS believes that its assumptions are appropriate, significant changes in its assumptions may materially affect IXYS’s pension and other postretirement obligations and its future expenses.

      IXYS’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. IXYS accrues for all such liabilities.

Research and Development

      Research and development costs are charged to operations as incurred.

Income Taxes

      IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Other Income and Expense

      Other income and expense primarily consists of legal expenses, gains and losses on foreign currency transactions and gains and losses on sales of fixed assets.

Net Income (Loss) Per Share

      Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of options into common stock. The calculation of dilutive net income (loss) per share excludes potential stocks if their effect is anti-dilutive or if the exercise price of the option exceeds the market price. Potential stocks consist of incremental common shares issuable upon the exercise of stock options.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also requires that the liability be initially measured and recorded at fair value. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its results of operations and financial condition.

      In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated results of operations or financial position. The Company has included additional disclosures in accordance with FIN 45 in the footnotes to these consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company will continue to account for stock-based compensation in accordance with APB No. 25. The Company has included additional disclosures in accordance with SFAS No. 148 in the footnotes to these consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its financial position or results of operations.

Comprehensive Income

      IXYS’s change in the cumulative translation adjustment represent the only component of comprehensive income (loss) which is excluded from net income (loss) for 2003 and prior years.

Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

      IXYS manufactures approximately 63% of its wafers, an integral component of its products, in its wholly owned facilities in Germany, the UK and Massachusetts. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure additional foundry capacity from another manufacturer, particularly at the levels that IXYS currently anticipates such foundries to provide. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers

      IXYS purchases silicon wafers from three vendors with whom IXYS does not have long term supply agreements. Any of these suppliers could eliminate or terminate IXYS’s supply of wafers at any time. IXYS’s reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

Concentration of Credit Risk

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

      At March 31, 2003 and March 31, 2002, no customer accounted for greater than 10% of accounts receivable.

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

Fair Value of Financial Instruments

      Carrying amounts of certain of IXYS’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes and loans payable to bank and notes receivable from shareholders approximate fair value.

Stock-Based Compensation Plans

      IXYS accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’s policy is to grant options with an exercise price equal to the quoted market price of IXYS’s stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in fiscal years 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, IXYS’s net income (loss) per share for fiscal years 2003, 2002 and 2001 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,
	2003	2002	2001

Net income (loss)	$(12,145)	$1,938	$13,587
Less: Total stock-based compensation	(512)	(497)	(743)

Pro forma net income (loss)	(12,657)	$1,441	$12,844

As reported net income (loss) per share — basic	$(0.39)	$0.07	$0.54

Pro forma net income (loss) per share — basic	$(0.41)	$0.05	$0.51

As reported net income (loss) per share — diluted	$(0.39)	$0.07	$0.49

Pro forma net income (loss) per share — diluted	$(0.41)	$0.05	$0.46

3.	Acquisitions

Clare, Inc.

      On June 10, 2002, IXYS completed its acquisition of Clare, Inc. (“Clare”), a manufacturer of high-performance analog and mixed-signal integrated circuits based in the United States. The acquisition of Clare was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of IXYS common stock, which resulted in the issuance of approximately 4.89 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock, resulting in the assumption of options exercisable for approximately 1.0 million shares of IXYS common stock. The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of Clare’s options assumed by IXYS	3,679
Merger cost	1,738

Total purchase price	$53,075

      IXYS has finalized the fair values of identifiable intangible assets acquired and plant and equipment. Replacement cost has been used to determine the fair value of the plant and equipment acquired. IXYS has

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of Clare’s options assumed by IXYS	3,679
Merger cost	1,738

Total purchase price	$53,075

Fair Value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	2,742
Plant and equipment	10,271
Other assets	111

	$37,985
Amortizable intangible assets:		Estimated Useful Lives
Core technology	2,700	5 to 6 years
Tradename/trademarks	900	3 years
Other	715	3 months to 6 years

	4,315
Total assets acquired	42,300
Fair value of liabilities assumed	(8,746)

Net assets acquired	33,554
Goodwill	19,521

Total purchase price	$53,075

      Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisition had occurred on April 1, 2003, 2002 and 2001. On a pro forma basis, the results of operations of Clare for the year ended March 31, 2003, 2002 and 2001 are consolidated with IXYS results for the same periods. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results that may occur in the future.

	Year Ended March 31,

	2003	2002	2001

	(Unaudited)
Revenue	$142,568	$125,759	$173,609
Net loss	$(19,938)	$(23,348)	$(3,426)
Net loss per share — basic	$(0.63)	$(0.74)	$(0.11)
Net loss per share — diluted	$(0.63)	$(0.74)	$(0.11)
Shares used in per share calculation	31,845	31,643	30,137

     Westcode Semiconductors Limited

      On January 22, 2002, IXYS completed the acquisition of Westcode, a power semiconductor manufacturer based in the United Kingdom. Westcode manufactures high voltage power semiconductors. The primary reason for IXYS acquiring Westcode was to provide IXYS with access to higher voltage market segments

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

especially in Europe and to acquire a skilled manufacturing workforce. The acquisition has been accounted for as a purchase with a total cost of $9,260,000, which consisted of cash consideration of $9,000,000 and $260,000 of direct transaction costs. In connection with the acquisition, IXYS has also assumed liabilities of $7,482,000. Intangible assets acquired were not material. The assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. The excess of fair value of net assets acquired over costs has been allocated to proportionately reduce the fair values of plant and equipment. The effects of the acquisition on IXYS’s financial statements are not material.

     Directed Energy, Inc.

      On May 16, 2000, IXYS completed the acquisition of Directed Energy, Inc. in a stock-for-stock acquisition. In connection with the acquisition, IXYS issued 250,370 shares of IXYS’s common stock in exchange for all the issued and outstanding capital stock of Directed Energy, Inc. The shares issued in the transaction reflect a total purchase price of $2.8 million.

      The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price of $2.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of May 16, 2000. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $2.32 million was allocated to goodwill. The effects of the acquisition on IXYS’s financial statements are not material.

4.     Restructuring

      In June 2002, the Company adopted a corporate restructuring program to reduce expenses and preserve the Company’s cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in operating expense for the year ended March 31, 2003. The separation cost is for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

March 31,
2003

Accruals for restructuring cost	$750
Less: Amount paid	(750)

Balance, March 31, 2003	$—

5.     Goodwill and Intangible Assets

      Effective as of the beginning of the first quarter of fiscal year 2003, the Company completed the adoption of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of the Company’s fiscal year 2003. All remaining and future acquired goodwill will be subject to impairment tests, annually or earlier if indicators of potential impairment exist, using a fair-value-based-approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company continues to assess the value of its long-lived assets, which could result in an impairment charge in the future. In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of fiscal year 2003 and found no

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment. The effect of this accounting change was reflected prospectively. Had SFAS No. 142 been retroactively applied, the effect of excluding goodwill amortization expense would have been as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2003	2002	2001

Reported net income (loss)	$(12,145)	$1,938	$13,587
Add back: Goodwill amortization	—	235	206

Adjusted net income (loss)	$(12,145)	$2,173	$13,793

Basic earnings per share:
Reported net income (loss) per share — basic	$(0.39)	$0.07	$0.54
Goodwill amortization	—	0.01	0.01

	$(0.39)	$0.08	$0.55

Diluted earnings per share:
Reported net income (loss) per share — diluted	$(0.39)	$0.07	$0.49
Goodwill amortization	—	0.01	0.01

	$(0.39)	$0.08	$0.50

5.     Balance Sheet Details

Allowance for Doubtful Accounts Movement (in thousands)

	Balance at
	Beginning of			Translation	Balance at
	Period	Additions	(Deductions)	Adjustments	End of Period

Allowance for doubtful accounts
Year ended March 31, 2003	$1,045	$8,563	$(6,521)	$82	$3,169
Year ended March 31, 2002	$2,823	$7,036	$(8,812)	$(2)	$1,045
Year ended March 31, 2001	$1,427	$9,194	$(7,778)	$(20)	$2,823

     Inventories

      Inventories consist of the following (in thousands):

	March 31,

	2003	2002

Raw materials	$8,765	$5,494
Work in process	31,842	32,299
Finished goods	8,555	8,524

	$49,162	$46,317

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Plant and Equipment

      Plant and equipment consists of the following (in thousands):

	March 31,

	2003	2002

Buildings	$4,297	$4,297
Equipment owned	33,995	26,275
Equipment capital leases	22,606	13,542
Leasehold improvements	2,060	70

	62,958	44,184
Accumulated depreciation — owned plant and equipment	(19,573)	(16,748)
Accumulated amortization — capital leases	(14,670)	(8,198)

	$28,715	$19,238

      Depreciation and amortization expense for fiscal years ended March 31, 2003, 2002 and 2001 amounted to $9.3 million, $5.8 million and $3.4 million, respectively.

     Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,

	2003	2002

Accrued compensation	$2,519	$2,376
Warranty	600	600
Income taxes	4,384	1,717
Other accrued goods and services	6,664	3,690

	$14,167	$8,383

6.     Borrowing Arrangements

      IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5.0 million. The loan bears interest at the bank’s prime rate 4.25% at March 31, 2003, payable monthly, and matures in September 2003. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2003, IXYS has drawn $700,000 against the loan. As of March 31, 2003, IXYS was not in compliance with financial covenants and IXYS received a waiver of non-compliance from the lender. IXYS has another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2003. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that it has with the bank. At March 31, 2003, there were no amounts being drawn down against such line of credit.

      In 2001, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At March 31, 2003 there are no amounts outstanding under this line.

      In 2000, a German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment leases facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general assets of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS GmbH of up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At March 31, 2003, IXYS had drawn (EUR) 204,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

      In 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

7.     Commitments and Contingencies:

     Commitments

      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2006 at interest rates of 6.5% to 10.2%.

      IXYS rents certain of its facilities under operating leases which expire in 2011. IXYS is responsible for insurance and property taxes.

      Future minimum lease payment under capital and operating leases are (in thousands):

	Capital	Operating
	Leases	Leases

Fiscal year ending March 31,
2004	$3,623	$4,676
2005	3,195	2,108
2006	1,525	1,336
2007	543	1,086
Thereafter	—	525

Total Minimum Payments	8,886	$9,731

Less: Interest	(761)

	8,125
Less: Current Portion	(3,238)

	$4,887

      Rent expense for fiscal years ended March 31, 2003, 2002 and 2001 amounted to $2,128,000, $438,000 and $378,000, respectively.

      As of March 31, 2003, 2002 and 2001, IXYS had cash deposits with a financial institution of $2,748,000, $205,000, and $387,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit which is included in restricted cash on the Company’s balance sheets.

      As of March 31, 2003, IXYS is committed to purchase $5.6 million of inventory from a supplier of IXYS.

      IXYS Corporation guarantees the $5.0 million line of credit in favor of Commerzbank AG for IXYS Semiconductor GmbH. At March 31, 2003, there are no amounts outstanding under this line.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legal Proceedings

      On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contended that IXYS’s alleged infringement of International Rectifier’s patents has been and continues to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’s power MOSFETs and IGBTs infringe certain claims of each of three International Rectifier U.S. patents.

      On May 21, 2002, the U.S. District Court entered a permanent injunction, which became effective June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents. On August 2, 2002, a three-judge panel of the United States Court of Appeals for the Federal Circuit granted IXYS’s motion to stay, pending appeal, the permanent injunction issued by the U.S. District Court. In granting this motion, the panel stated, among other things, that IXYS had shown a strong likelihood of success regarding its challenge to the U.S. District Court’s finding that IXYS infringes the International Rectifier patents. IXYS’s appeal from the award of permanent injunction, including the finding of infringement upon which it is based, was argued on July 7, 2003 and the outcome is pending.

      On August 5, 2002, the U.S. District Court entered its ruling that International Rectifier should be awarded damages of $9.1 million for IXYS’s alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. IXYS has appealed the damages award. The United States Court of Appeals for the Federal Circuit has granted IXYS’s motion to stay the damages award pending disposition of the related appeals and has suspended briefing of IXYS’s appeal from the damages award pending outcome of the appeals argued on July 7, 2003.

      In light of the August 2, 2002 decision by the Federal Circuit, IXYS believes its defenses to the various claims and its arguments on appeal are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

      International Rectifier also contends that IXYS’s importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party. International Rectifier sought enforcement of the Samsung injunction against IXYS and Samsung, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that IXYS is bound by, and IXYS’s devices are not excepted from, the Samsung injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung injunction to IXYS, stating that IXYS had shown a likelihood of success on appeal. This appeal was heard on July 7, 2003. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. Following oral argument in April 2003, the District Court took the matter under submission. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt and attorneys fees of $350,000. Under the order, if IXYS is found to infringe, Samsung is liable for a net amount of damages equal to $2.5 million. International Rectifier has agreed to a stay of the contempt award pending resolution of the appeal. IXYS intervened in these damages proceedings against Samsung.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      It remains IXYS’s intent to continue to vigorously contest the claims of International Rectifier. Furthermore, IXYS expects to appeal the final ruling of contempt, including the monetary sanctions awarded against its foundry, Samsung.

      In response to International Rectifier’s claims, Samsung contends that IXYS is contractually obligated under the terms of IXYS’s wafer supply agreement with Samsung to defend it against the contempt claims made by International Rectifier and indemnify and hold Samsung harmless in connection with such claims. While IXYS believes that neither it nor Samsung are or could be in violation of the injunction for various reasons that IXYS believes to be meritorious, including an express reservation as to IXYS’s designed parts in the consent decree, there can be no assurance of a favorable outcome. In the event of an adverse ruling against IXYS on the ultimate issue of contempt, or if IXYS is obligated to indemnify Samsung, any damages awarded or injunction entered by the U.S. District Court could be materially adverse to IXYS’s financial condition and results of operations.

      On January 17, 2002, IXYS sued International Rectifier in the United States District Court for the Northern District of California for infringement of three IXYS U.S. patents. On April 1, 2002, IXYS amended its complaint to assert infringement by International Rectifier of a modified group of five IXYS U.S. patents, including patents that relate to modules. In addition, the patents include IXYS’s patents for direct copper bond technology. After suit was filed, International Rectifier introduced a new product which purported to replace the originally accused product. The District Court has granted International Rectifier’s motions for summary judgment of non-infringement as to the new product. The District Court has also granted in part and denied in part International Rectifier’s motion for summary judgment as to pre-complaint damages for the original product. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Trial is currently set to begin on October 6, 2003.

      In August 2002, IXYS filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of IXYS’s patents. APT has denied IXYS’s claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against IXYS, claiming that IXYS is infringing one of APT’s patents.

      IXYS is currently a party to various legal proceedings, including those noted above. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on IXYS’s financial position, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

8.     Stockholders’ Equity

     Stock Purchase and Stock Option Plans

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the Plans is summarized below (in thousands, except share data):

		Options Outstanding
					Weighted
	Shares				Average
	Available for	Number of			Exercise
	Grant	Shares	Exercise Price	Total	Price

Balances, March 31, 2000	1,890,762	3,293,860	$0.01-$3.81	$10,345	$3.14
New authorized	830,467
Options granted	(178,300)	178,300	$9.00-$29.50	$4,308	$24.16
Options exercised		(213,342)	$0.01-$4.44	$(408)	$1.91
Options cancelled	73,420	(73,420)	$0.01-$3.63	$(222)	$3.02

Balances, March 31, 2001	2,616,349	3,185,398		$14,023	$4.40
New authorized	901,621
Options granted	(782,800)	782,800	$6.60-$15.48	$4,878	$7.14
Options exercised		(195,513)	$0.0085-$3.625	$(600)	$3.12
Options cancelled	14,106	(14,106)	$19.00	$(268)	$19.00

Balances, March 31, 2002	2,749,276	3,758,579		$18,033	$4.80
Options assumed		992,128	$1.91-$50.10	$14,127	$14.24
New authorized	899,991
Options granted	(888,750)	888,750	$4.64-$7.79	$4,992	$5.62
Options exercised		(130,224)	$0.08-$5.23	$(506)	$3.89
Options cancelled	(58,725)	(584,462)	$3.625-$50.10	$(7,713)	$13.20
Options expired		(1,875)	$17.35	$(33)	$17.35

Balances, March 31, 2003	2,701,792	4,922,896		$28,900	$6.07

      The following table summarizes information about stock options outstanding at March 31, 2003:

Options Outstanding				Options Exercisable

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$1.02-1.02	590	1.3	$1.02	590	$1.02
$1.69-2.34	1,010,595	6.5	$2.18	962,595	$2.18
$3.46-4.88	2,040,209	6.7	$3.78	1,337,709	$3.65
$5.23-7.79	1,164,854	9.0	$7.06	151,414	$6.78
$8.01-12.72	304,144	7.6	$10.89	216,644	$11.94
$13.23-19.00	260,674	6.3	$16.75	206,104	$16.49
$20.86-29.50	112,597	7.2	$27.56	66,397	$27.56
$31.54-36.24	29,233	4.6	$33.18	29,233	$33.18

$1.02-36.24	4,922,896	7.2	$6.07	2,970,686	$5.66

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2003	2002	2001

Risk-free interest rate	2.74% to 4.33%	3.60% to 4.69%	5.35% to 5.99%
Expected term	4 years	4 years	4 years
Volatility	104%	103%	142%
Dividend yield	0%	0%	0%

      No dividend yield is assumed as IXYS has not paid dividends and has no plans to do so.

      The weighted average expected life was calculated based on the vesting period and the expected life at the date of the grant. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the fiscal years ended March 31, 2003, 2002 and 2001 were $4.41, $5.13 and $20.62, respectively.

      IXYS has sold 3,908,095 shares of common stock to certain members of IXYS’s management under a restricted stock purchase agreement subject to IXYS’s right of repurchase, which lapses ratably over five years. The shares were purchased through recourse promissory notes at a purchase price of $0.11 per share. Interest is due on the notes at a rate of 5.79% per annum through September 15, 2000 and 6.25% per annum after that date, with the balance outstanding due in full September 2005. At March 31, 2003, 2002 and 2001, there were no shares of common stock were subject to IXYS’s right of repurchase, respectively.

      In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and terminated all prior Paradigm employee stock purchase plans. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. There are 500,000 shares of common stock reserved for issuance under the Purchase Plan. During the year ended March 31, 2003, there were 31,383 shares purchased under the Purchase Plan.

      The fair value for the purchase rights issued under the Purchase Plan using the Black-Scholes valuation model was calculated with the following weighted average assumptions:

	Year Ended March 31,

	2003	2002	2001

Risk-free interest rate	1.22%	2.52%	5.84%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	104%	103%	142%
Dividend yield	0%	0%	0%

      The weighted average fair value per share of those purchase rights granted in 2003, 2002 and 2001 was $2.70, $3.15 and $8.00, respectively.

8.     Employee Savings and Retirement Plan

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees are 100% vested immediately. For the years ended March 31, 2003, 2002 and 2001, IXYS contributed $424,000, $136,000 and $168,000 respectively.

9.     Related Party Transactions

      ABB is a principal stockholder of IXYS. In fiscal year 2003, 2002 and 2001, IXYS generated revenues of $2,711,000, $808,000 and $707,000, respectively from product sales to ABB and to ABB’s affiliates for use as components in their products. At March 31, 2003 and 2002, IXYS had receivables outstanding from ABB of $415,000 and $653,000, respectively.

10.     Pension Plans

      Employees of IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries participate in a number of employee retirement plans, including a defined benefit pension plan, the benefits for which will be paid out of the general assets of IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries, as well as other government sponsored retirement plans to which IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries and eligible employees are required to contribute.

      The Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of local law. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. A substantial majority of the Company’s pension assets and obligations relate to non-U.S. pension plans.

      The Company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of U.S. federal laws and regulations or applicable local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The Company accrues for all such liabilities.

      In addition to providing income at retirement, many of these plans also provide survivor, termination and disability benefits. The defined benefits pension plan covers substantially all employees of IXYS GmbH, Westcode and Clare foreign subsidiaries and benefits are based on years of service and the employees’ compensation.

     Net Period Pension Cost

      The net periodic pension expense for 2003, 2002 and 2001 included the following components:

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Service cost	$750	$214	$99
Interest cost on projected benefit obligation	1,245	424	286
Expected return on plan assets	—	46	(30)
Amortization of prior service cost	—	—	1
Recognized actuarial loss (gain)	63	(280)	5

Net periodic pension expense	$2,058	$404	$361

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Funded Status

	March 31,

	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at the beginning of year	$19,612	$5,365
Additional benefit obligation acquired during the year	86	13,648
Service cost	750	214
Interest cost	1,245	424
Plan participants contribution	131	23
Actuarial loss (gain)	539	(259)
Benefits paid	(656)	(252)
Foreign currency translation adjustment	2,762	449

Benefit obligation at the end of the year	$24,469	$19,612

	March 31,

	2003	2002

	(In thousands)
Change in plan assets
Fair value of plan assets at the beginning of the year	$11,975	$580
Additional plan assets acquired during the year	—	11,077
Actual return on plan assets	(3,085)	298
Employer contribution	667	94
Plan participant contribution	131	23
Benefits paid	(438)	(91)
Foreign currency translation adjustment	1,230	(6)

Fair value of plan assets at the end of the year	$10,480	$11,975

	March 31,

	2003	2002

	(In thousands)
Status of plan
Plan obligations in excess of plan assets	$(13,989)	$(7,637)
Unrecognized actuarial loss	3,885	—
Net loss	180	264

Accrued benefit	$(9,924)	$(7,373)

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2003	2002

	(In thousands)
Reconciliation of funded status
Accrued pension at the beginning of year	$(7,373)	$(4,882)
Additional pension liability acquired during the year	(86)	(2,574)
Net period pension cost	(1,126)	(404)
Cash contribution	621	58
Benefits paid	341	252
Foreign currency translation adjustment	(2,301)	177

Accrued pension cost at the end of the year	$(9,924)	$(7,373)

March 31,

	2003	2002

Assumptions
Discount rate	5.00 - 5.75%	6.00 - 6.10%
Expected long-term rate of return on assets	4.60 - 7.20%	5.03 - 7.50%
Salary scale	2.40 - 4.00%	3.00 - 3.50%

11.     Income Taxes

      Income (loss) before income tax provision (benefit) consists of the following (in thousands):

	Year Ended March 31,

	2003	2002	2001

Domestic	$(17,322)	$4,764	$20,086
International	(539)	(1,642)	1,822

	$(17,861)	$3,122	$21,908

      IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,

	2003	2002	2001

Current:
Federal	$—	$429	$6,200
State	30	87	1,270
Foreign	819	(193)	777

	849	323	8,247

Deferred:
Federal	(6,458)	1,103	—
State	(546)	176	132
Foreign	439	(418)	(58)

	(6,565)	861	74

Total income tax provision (benefit)	$(5,716)	$1,184	$8,321

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IXYS’s effective tax rate differs from the statutory federal income tax rate for the years ended March 31, 2003, 2002 and 2001 as shown in the following table:

	Year Ended March 31,

	2003	2002	2001

Statutory federal income tax (benefit) rate	(35)%	35%	35%
State taxes, net of federal tax benefit	(4)	4	4
Foreign taxes at higher rates	7	0	0
Other	0	(1)	(1)

Effective tax rate	(32)%	38%	38%

      The components of net deferred income tax assets are as follows (in thousands):

	March 31,

	2003	2002

Deferred tax assets:
Reserves	$5,871	$869
Other liabilities and accruals	4,414	1,684

Total short term deferred tax assets	10,285	2,553
Depreciable assets	747	(320)
Net operating loss carried forward	3,392	2,335
Intangibles arising from acquisitions	(1,576)	—

Net deferred tax asset	$12,848	$4,568

      As of March 31, 2003, the Company had net operating loss carryforwards of approximately $6.2 million in the U.S., $1.8 million in Germany and $3.2 million in the UK available to reduce its future taxable income. The US net operating losses begin to expire in 2023 while the German and UK net operating losses can be carried forward indefinitely.

      Currently, management has determined that no valuation allowance is required against its deferred tax assets as it is more likely than not that the deferred tax assets can be realized. Under the Tax Reform Act of 1986, the amount of a benefit from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Computation of Net Income (Loss) Per Share

      Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2003	2002	2001

Basic:
Weighted-average shares	30,889	26,745	25,239

Net income (loss)	$(12,145)	$1,938	$13,587

Net income (loss) per share	$(0.39)	$0.07	$0.54

Diluted:
Weighted-average shares	30,889	26,745	25,239
Common equivalent shares from stock options and warrants	—	2,259	2,535

Shares used in per share calculation	30,889	29,004	27,774

Net income (loss)	$(12,145)	$1,938	$13,587

Net income (loss) per share	$(0.39)	$0.07	$0.49

      In 2003, there were outstanding options to purchase 4,922,896 shares at a weighted average price of $6.07 that were not included in the computation of net loss per share because their effect was anti-dilutive. In 2002 and 2001, there were outstanding options to purchase 207,800 and 178,300 shares, respectively, at a weighted average price of $22.92 and $24.16, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods.

13.     Segment and Geographic Information

      IXYS operates in a single industry segment comprising power semiconductors used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies and switch mode power supplies and medical electronics). IXYS’s sales by major geographic area (based on destination) were as follows:

	Year Ended March 31,

	2003	2002	2001

North America	$57,495	$27,224	$44,634
Europe and the Middle East	53,569	43,291	46,488
Japan	4,003	1,284	861
Asia Pacific	21,044	11,022	19,406

Total	$136,111	$82,821	$111,389

      There was no single end customer providing more than 10% of IXYS’s sales for years ended March 31, 2003, 2002 and 2001.

      Sales in North America consist primarily of sales in the United States. Sales in Europe and Middle East consist primarily of sales in Germany, UK and Italy. Sales in Asia Pacific consist primarily of sales in China and Korea.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. Sales and net income of IXYS CH, which was established in fiscal year 2002, were not significant and are combined with German operations. The following tables summarize the sales and net income of IXYS’s U.S. and foreign operations (in thousands), long-lived assets by country (in thousands), and revenue by product (in thousands):

	Year Ended March 31,

	2003	2002	2001

Sales:
Foreign	$64,977	$55,597	$49,172
IXYS U.S.	71,134	27,224	62,217

	$136,111	$82,821	$111,389

Net Income (loss):
Foreign	$(925)	$(311)	$4,514
IXYS U.S.	(11,220)	2,249	9,073

	$(12,145)	$1,938	$13,587

	March 31,

	2003	2002

Long-Lived Assets:
Germany	$14,771	$13,550
Switzerland	1,657	2,543
United States	10,934	4,869
United Kingdom	4,026	1,208

	$31,388	$22,170

	Year Ended March 31,

	2003	2002	2001

Revenue by product:
Power MOS Transistors	$40,420	$32,452	$54,815
Bipolar Products	65,998	45,773	48,985
IC and Other	29,693	4,596	7,589

	$136,111	$82,821	$111,389

Selected Quarterly Financial Data, as Restated (Unaudited)

      On May 13, 2003, we announced that we had discovered errors in our accounting for inventories in certain prior period financial statements, requiring restatement of the quarterly financial statements for these periods. Our balance sheets as of June 30, 2002, September 30, 2002 and December 31, 2002 and statements of operations and cash flows for the period then ended were restated to correct the errors.

Fiscal Year Ended March 31, 2003

	Three Months Ended

	March 31,	December 31,	December 31,	September 30,	September 30,	June 30,	June 30,
	2003	2002	2002	2002	2002	2002	2002

	(In thousands, except per share amount)
		(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Net revenues	$37,819	$35,544	$35,544	$35,311	$35,311	$27,437	$27,437
Gross profit(1)	4,329	9,934	8,803	9,784	9,232	7,459	6,376
Operating income (loss)(1)	(7,072)	(695)	(1,826)	(2,112)	(2,664)	68	(1,015)
Net income (loss)(1)(2)	(5,505)	(1,052)	(1,787)	(3,076)	(3,435)	(714)	(1,418)
Basic and diluted net income (loss) per share applicable to common stockholder	$(0.17)	$(0.03)	$(0.06)	$(0.10)	$(0.11)	$(0.03)	$(0.05)
Weighted average shares used in per share calculation
Basic	31,918	31,797	31,797	31,842	31,842	27,999	27,999
Diluted	31,918	31,797	31,797	31,842	31,842	27,999	27,999

Fiscal Year Ended March 31, 2002

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2002	2001	2001	2001

	(In thousands, except per share amounts)
Net revenues	$20,395	$16,082	$20,739	$25,605
Gross profit	5,615	4,950	7,033	8,306
Operating income	312	605	2,726	3,648
Net income (loss)	$(584)	$(105)	$1,041	$1,586
Basic net income (loss) per share applicable to common stockholder	$(0.02)	$0.00	$0.04	$0.06
Diluted net income per share applicable to common stockholders	$(0.02)	$0.00	$0.04	$0.05
Weighted average shares used in per share calculation
Basic	26,771	26,728	26,755	26,690
Diluted	26,771	26,728	28,837	29,180

(1)	For the quarters ending June 30, 2002, September 30, 2002 and December 31, 2002, adjustments of $1.1 million, $0.6 million and $1.1 million, respectively, have been made to restate cost of sales relating to the errors in the accounting for inventories.

(2)	For the quarters ending June 30, 2002, September 30, 2002 and December 31, 2002, adjustments of $0.4 million, $0.2 million and $0.4 million, respectively, have been made to reflect the benefit from income tax associated with the restatement of cost of sales.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Our board of directors is currently comprised of six directors. Our directors and executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2003.

Name	Age	Position(s)

Nathan Zommer	55	Chairman of the Board, President and Chief Executive Officer
Arnold P. Agbayani	57	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director
Donald L. Feucht	69	Director
Andreas Hartmann	59	Director
Samuel Kory	59	Director
S. Joon Lee	63	Director
Peter H. Ingram	54	President of European Operations
Kevin McDonough	51	President of U.S. Operations

      Nathan Zommer. Dr. Zommer, our founder, has served as a Director since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since March 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/ General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

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

      Donald L. Feucht. Dr. Feucht has served as Director since July 2000. From 1992 until his retirement in 1998, Dr. Feucht served as Vice President for Operations for Associated Western Universities. He was employed as a Program Management Specialist for EG&G Rocky Flats, Inc. from 1990 until 1992. Prior to 1990, Dr. Feucht served in several positions with the National Renewable Energy Laboratory, or NREL, including Deputy Director. Prior to joining NREL, he served as Professor of Electrical Engineering and Associate Dean at Carnegie-Mellon University. Dr. Feucht received his B.S. degree in Electrical Engineering from Valparaiso University and his M.S. and Ph.D. degrees in Electrical Engineering from Carnegie-Mellon University.

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

      Kevin McDonough. Mr. McDonough has served as our President of U.S. Operations since 2001. From 1999 to 2000, he served as our Vice President of U.S. Operations. From 1998 to 1999, he served as our Director of Quality Assurance and Product Engineering, and from 1990 to 1994, he served as our Director of Operations and Quality Assurance. From 1995 to 1998, Mr. McDonough served as Manager of Wafer Fab Foundries for Advanced Micro Devices. Mr. McDonough received his B.S. in Zoology from the University of California at Davis and his M.B.A. from Oregon State University.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to us during or with respect to the fiscal year ended March 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that (i)  Messrs. Agbayani, Feucht, Kory and Lee each did not file on a timely basis a Form 4 reporting a single grant of an option to purchase shares of our common stock, (ii) Dr. Zommer did not file on a timely basis a Form 4 reporting a single grant of an option and a single exercise of an option to purchase our common stock and (iii) Mr. Ingram did not file on a timely basis a Form 4 reporting a single grant of an option and two exercises of options to purchase our common stock. Messrs. Zommer, Agbayani, Ingram, Feucht, Kory and Lee each have filed the required Form 4.

Item 11.     Executive Compensation

      The following table presents a summary of the compensation paid by IXYS during the fiscal years ended March 31, 2003, March 31, 2002 and March 31, 2001 to our President and Chief Executive Officer and to our

other executive officers whose annual salary and bonus exceeded $100,000 for services rendered to us in all capacities during such years.

					Other Annual	Securities
					Compensation	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		($)(2)	Options(#)	Compensation($)

Nathan Zommer	2003	400,000	160,000	(1)	24,946	280,000	9,260	(3)
President and Chief	2002	315,962	300,000		32,217	160,000	13,083
Executive Officer	2001	285,000	114,000		16,038	20,000	2,110
Arnold P. Agbayani	2003	220,000	66,000	(1)	28,875	125,000	2,830	(4)
Senior Vice President,	2002	176,154	110,000		32,217	95,000	2,830
Finance, and Chief	2001	160,000	48,000		17,083	10,000	2,830
Financial Officer
Peter H. Ingram	2003	178,895	—		5,260	100,000	—
President, European	2002	159,253	34,502		4,444	10,000	—
Operations	2001	161,466	22,240		4,560	—	—
Kevin McDonough	2003	168,031	270		7,200	40,000	8,426	(5)
President, U.S. Operations	2002	146,454	—		7,200	50,000	7,893
	2001	127,000	15,000		7,200	—	—

(1)	The discretionary portions of Dr. Zommer’s and Mr. Agbayani’s bonuses for fiscal 2003 have yet to be determined.

(2)	Includes car allowance, and for Dr. Zommer and Mr. Agbayani, tax equalization payments and tax planning and preparation fees.

(3)	Includes $7,150 in 401(k) matching contributions and $2,110 in premiums paid for term life insurance.

(4)	Represents premiums paid for term life insurance.

(5)	Represents 401(k) matching contributions.

Option Grants in Last Fiscal Year

      The following table presents information for the fiscal year ended March 31, 2003 with respect to each grant of stock options to the executive officers named in the summary compensation table above.

					Potential Realizable Value at
					Assumed Annual Rates of
	# of Securities	% of Total			Stock Price Appreciation
	Underlying	Options	Exercise		for Term(3)
	Options	Granted in	Price Per	Expiration
Name	Granted(1)	Fiscal Year(2)	Share($)	Date	5%	10%

Nathan Zommer	267,164	30.1	7.79	11/14/12	$1,308,859	$3,316,908
President and Chief	12,836	1.4	7.79	11/14/12	62,885	159,362
Executive Officer
Arnold P. Agbayani	33,000	3.7	4.64	07/21/12	96,296	244,034
Senior Vice President,	7,000	0.8	4.64	07/21/12	20,426	51,765
Finance, and Chief	75,464	8.5	7.08	11/14/12	336,009	851,513
Financial Officer	9,536	1.1	7.08	11/14/12	42,460	107,601
Peter H. Ingram	43,081	4.8	4.64	07/21/12	125,713	486,113
President, European	16,919	1.9	4.64	07/21/12	49,371	190,909
Operations	32,758	3.7	7.08	11/14/12	145,857	369,631
	7,242	0.8	7.08	11/14/12	32,246	81,717
Kevin McDonough	31,007	3.5	4.64	07/21/12	90,481	229,296
President, U.S.	8,993	1.0	4.64	07/21/12	26,242	66,503
Operations

(1)	Options granted to each individual were granted pursuant to the IXYS 1999 Equity Incentive Plan and are subject to the terms of such plan. Exercise prices for these options are equal to the closing price of

IXYS’s common stock on the Nasdaq National Market on the date of grant, except Dr. Zommer’s options were priced 10% above such closing price.

(2)	Based on an aggregate of 888,750 options granted to employees and consultants of IXYS in fiscal year 2003 including the named executive officers.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent IXYS’s estimate or projection of the future price of its common stock.

Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-End Option Values

      The following table sets forth information with respect to the number of securities underlying unexercised options held by the named executive officers as of March 31, 2003 and the value of unexercised in-the-money options as of March 31, 2003.

			Number of Securities
	Number		Underlying Unexercised		Value of Unexercised In The
	of Shares		Options at March 31,		Money Options at March 31,
	Acquired	Value	2003(#)		2003($)(2)
	on	Realized
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Nathan Zommer	—	—	733,626	442,500	1,819,223	70,860
President and Chief Executive Officer
Arnold P. Agbayani	—	—	160,176	208,250	362,232	32,330
Senior Vice President, Finance and Chief Financial Officer
Peter H. Ingram	—	—	189,226	141,000	421,935	98,445
President, European Operations
Kevin McDonough	—	—	212,600	126,000	453,742	107,840
President, U.S. Operations

(1)	The value realized is based on the fair market value of IXYS’s common stock on the date of exercise minus the exercise price.

(2)	The valuations are based on the fair market value of IXYS’s common stock on March 31, 2003 of $5.29 minus the exercise price of the options.

Director Compensation

      Each of our non-employee directors except for Mr. Hartmann receives an annual retainer of $10,000 as well as $1,000 for each meeting of the board he attends and $600 for each committee meeting he attends. In fiscal 2003, the total compensation paid to non-employee directors was $64,100. Additionally, each of our directors except for Mr. Hartmann is reimbursed for certain expenses in connection with attendance at our board and committee meetings and is reimbursed for expenses incurred in preparing their personal income tax returns and estate planning matters. Mr. Hartmann serves on our board of directors in accord with a consulting agreement between ABB and us and does not receive compensation from us for his service.

      Our 1999 Non-Employee Directors’ Equity Incentive Plan provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by our board. These options vest over a period of time, to be determined in each case by the board, so long as the optionee remains a non-employee director. Each director currently receives an option to acquire 30,000 shares upon becoming a member of our board of directors. Prior to July 29, 2002, each director could receive a loan from us for up to

$100,000, payable in three years from the date of issuance, for use in exercising his options or paying taxes in connection with such exercise of options.

      During the last fiscal year, we granted options covering 10,000 shares to each of Messrs. Feucht, Kory and Lee, at an exercise price per share of $7.08. Each option had an exercise price equal to the fair market value of such common stock on the date of grant (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of March 31, 2003, options had been exercised under the Directors’ Plan to purchase 8,250 shares of Common Stock.

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

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended March 31, 2003 were Messrs. Feucht, Kory and Hartmann. None of the members of the Compensation Committee is an employee or officer of IXYS. Mr. Kory was, during the early 1980s, a Vice President of a predecessor of IXYS. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table presents, as of May 15, 2003, certain information known to IXYS regarding the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock;

•	each of our directors;

•	each of the named executive officers; and

•	directors and executive officers as a group.

      Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of May 15, 2003. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

      The percentage of beneficial ownership for the following table is based on the 31,865,135 shares of our common stock outstanding as of May 15, 2003. Unless otherwise indicated, the address for each listed stockholder is: c/o IXYS Corporation, 3540 Bassett Street, Santa Clara, California 95054. To our knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Beneficial
	Ownership(1)

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Total

Directors and Executive Officers
Nathan Zommer(2)	7,470,226	22.9%
Arnold P. Agbayani(3)	697,047	2.2
Peter H. Ingram(4)	573,630	1.8
Kevin McDonough(5)	238,843	*
Donald L. Feucht(6)	38,250	*
Andreas Hartmann(7)	—	*
Samuel Kory(8)	40,200	*
S. Joon Lee(9)	38,250	*
All directors and executive officers as a group (8 persons)(10)	9,096,446	27.3
5% Stockholders
ABB, Ltd. (11)	6,068,281	19.0
Gottlieb-Daimler Strasse 8
68165 Mannheim, Germany
Kern Capital Management, LLC(12)	3,293,200	10.3
114 West 47th Street, Suite 1926
New York, NY 10036

*	Represents less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Includes an aggregate of 5,200 shares held by or on behalf of Dr. Zommer’s children. Also includes 771,626 shares Dr. Zommer has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(3)	Includes 173,301 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(4)	Includes 206,476 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(5)	Includes 235,600 shares Mr. McDonough has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(6)	Consists of shares Mr. Feucht has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(7)	Mr. Hartmann is a Vice President of Asea Brown Boveri AG. Mr. Hartmann disclaims beneficial ownership of the ABB shares and does not have voting or investment power with respect to the ABB shares.

(8)	Includes 31,950 shares Mr. Kory has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(9)	Consists of shares Mr. Lee has the right to acquire pursuant to options exercisable within 60 days of May 15, 2003.

(10)	See footnotes 1 through 9 above.

(11)	Based on a Schedule 13D/ A filed by ABB, Ltd. and Asea Brown Boveri AG on October 17, 2002. The shares are held by ABB, Ltd.’s wholly owned subsidiary, Asea Brown Boveri AG. Mr. Hartmann is a Vice President of Asea Brown Boveri AG. Mr. Hartmann disclaims beneficial ownership of the ABB shares and does not have voting or investment power with respect to the ABB shares.

(12)	Based on a Schedule 13G/ A filed by Kern Capital Management LLC on May 9, 2003. Robert E. Kern, Jr. and David G. Kern as controlling members of such entity may be deemed the beneficial owner of the shares. They disclaim beneficial ownership of the shares.

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

      CEO Transactions. Dr. Zommer travels extensively on our behalf in his work. As a consequence, he is often away from home when personal bills become due. As an accommodation, we have paid his personal expenses using our funds and generally deducted such amounts from his pay. During fiscal year 2003, the amount due to Dr. Zommer in accrued but unpaid bonuses exceeded the unresolved amount for his personal expenses. Although the aggregate amount of such transactions during fiscal 2003 was approximately $222,484, the unresolved amount did not exceed $40,000 at any one time. In recognition of the heightened sensitivity regarding transactions involving executive officers, this accommodation has been discontinued and there is currently no amount unresolved.

      Stock Purchase Notes. On November 18, 1995, Dr. Zommer and Mr. Agbayani purchased shares of common stock. The shares were paid for with recourse promissory notes in principal amount of $707,238.83 for Dr. Zommer and $51,331.85 for Mr. Agbayani. The note terms provide that between September 15, 2003 and September 15, 2005, quarterly installments of principal and accrued interest are due, and all principal of the notes, plus accrued interest, is due and payable September 15, 2005. The notes bear interest at a rate of 6.25% per annum compounded annually. In the event that either Dr. Zommer or Mr. Agbayani sell shares of our common stock currently held by him, a mandatory prepayment in an amount equal to 30.0% of the net sale proceeds is due from him. In the event of termination of employment, any unpaid principal and interest become due and payable. In the event of a change of control, as defined in the notes, the notes mature within 12 months, provided the change in control occurs before September 15, 2004.

      Business Relationships with Principal Stockholders. ABB is one of our principal stockholders. In fiscal year 2003, we generated revenues of $2.7 million from sales of products to ABB and to ABB’s affiliates for use as components in their products.

      Indemnification Agreements of Directors and Executive Officers. We have entered into indemnity agreements with our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as officers or directors.

Item 14.	Controls and Procedures

      Within the 90-day period immediately preceding the filing of this Form 10-K, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

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

      The Company’s Chief Executive Officer, Chief Financial Officer, and Audit Committee are aware of these conditions. The following factors contributed to the aforementioned control conditions:

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

      Certain of the material weaknesses and reportable conditions may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and reportable conditions and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of the date of the evaluation, that our disclosure controls and procedures needed improvement and were not adequately effective. We have performed additional procedures designed to limit the risk that these material weaknesses and reportable conditions would lead to inaccuracies in our financial statements and to enable the completion of PwC’s audit of the year ended March 31, 2003. Management believes there are no material inaccuracies or omissions in this Form 10-K.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      (1) Financial Statements

(2)	Financial statements schedules. The schedules required pursuant to this item are included elsewhere in this Annual Report on Form 10-K as part of the Notes to Consolidated Financial Statements under “Item 8 — Financial Statements.”

(3)	Exhibits.

Exhibit Title

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS Corporation (“IXYS”), Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/ Prospectus which forms part of the Registration Statement on Form S-4 of IXYS, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1*	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).
10.2*	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).
10.3	Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10.4	Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.5	Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).

Exhibit Title

10.6	Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.9*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.10*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.11*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.12*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.15*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.17*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.18*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.19	Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20	Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.21*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10.22*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit Title

10.23*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.24*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.25	Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.26	General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.27	General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.28*	Noncompetition Agreement, by and between IXYS and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.8 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).
10.29*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.30*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.31*	Indemnity Agreement by and between IXYS and Larry Mihalchik, dated as of June 27, 2002 (filed on August 14, 2002 as Exhibit 10.31 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.32*	CP Clare Corporation 1995 Stock Option and Incentive Plan (filed on July 10, 2002 as Exhibit 99.1 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference).
10.33*	C.P. Clare Corporation Non-Qualified Stock Option Plan (filed on July 10, 2002 as Exhibit 99.2 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on the signature page)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended March 31, 2003.

      (c) Exhibits

      See Item 15(a) above.

      (d) Financial Statement Schedules

      See Item 15(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: July 14, 2003

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

Signature	Title	Date

/s/ NATHAN ZOMMER Nathan Zommer	President, Chief Executive Officer and Chairman (Principal Executive Officer) and Director	July 14, 2003

/s/ ARNOLD P. AGBAYANI Arnold P. Agbayani	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2003

/s/ SAMUEL KORY Samuel Kory	Director	July 14, 2003

/s/ ANDREAS HARTMANN Andreas Hartmann	Director	July 14, 2003

/s/ DONALD L. FEUCHT Donald L. Feucht	Director	July 14, 2003

/s/ S. JOON LEE S. Joon Lee	Director	July 14, 2003

CERTIFICATIONS

I, Nathan Zommer, certify that:

1. I have reviewed this annual report on Form 10-K of IXYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 14, 2003

I, Arnold P. Agbayani, certify that:

1. I have reviewed this annual report on Form 10-K of IXYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARNOLD P. AGBAYANI

Arnold P. Agbayani
Senior Vice President,
Finance and Administration and
Chief Financial Officer
(Principal Financial Officer)

Date: July 14, 2003

EXHIBIT INDEX

Exhibit Title

2.1		Agreement and Plan of Merger and Reorganization, dated as of April 22, 2002, among IXYS Corporation (“IXYS”), Teacup Acquisition Corp. and Clare, Inc. (included as Annex A to the Joint Proxy Statement/ Prospectus which forms part of the Registration Statement on Form S-4 of IXYS, as amended (333-87758)(the “IXYS S-4”) and incorporated herein by reference).
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Nathan Zommer (filed on July 7, 1998 as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Paradigm Technology, Inc., (No. 333-57003) (“Amendment No. 2 to the Paradigm S-4”) and incorporated herein by reference).
10	.2*	First Amended Executive Employment Agreement, dated as of July 1, 1998, by and between IXYS and Arnold Agbayani (filed on July 7, 1998 as Exhibit 10.2 to Amendment No. 2 to the Paradigm S-4 and incorporated herein by reference).
10.3		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10.4		Lampertheim Contractual Purchase Deed and Conveyance, dated as of February 26, 1997 (filed on June 29, 1998 as Exhibit 10.4 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.5		Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch (filed on June 29, 1998 as Exhibit 10.5 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10.6		Loan and Security Agreement, dated as of December 24, 1997, by and between IXYS and Bank of the West (filed on June 29, 1998 as Exhibit 10.6 to Amendment No. 1 to the Paradigm S-4 and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Andreas Hartmann (filed on June 28, 2001 as Exhibit 10.9 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit Title

10	.14*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.17*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.18*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.19		Amendment of Lease by and between Mission West Properties, L.P. and IXYS Corporation, dated as of September 30, 1998 (filed on July 8, 1999 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20		Registration and Stockholder Rights Agreement, by and between IXYS, Asea Brown Boveri AG, and Asea Brown Boveri, Inc., dated September 23, 1998 (filed on November 16, 1998 as Exhibit 10 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.22*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.23*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.24*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.25		Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.5 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.26		General Business Conditions with regard to Commitment Letter from Commerzbank, Aktiengesellschaft, Mannheim Branch to IXYS Semiconductor GmbH, dated July 28, 2000, with English language translation (filed on October 23, 2000 as Exhibit 10.6 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10.27		General Business Conditions with regard to Loan Agreement, dated as of February 27, 1997, by and between IXYS and Commerzbank, Aktiengesellschaft, Mannheim Branch, with English language translation (filed on October 23, 2000 as Exhibit 10.7 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.28*	Noncompetition Agreement, by and between IXYS and Larry Mihalchik, dated May 13, 2002 (filed as Exhibit 10.8 to Amendment No. 1 to the IXYS S-4 and incorporated herein by reference).
10	.29*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.30*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.31*	Indemnity Agreement by and between IXYS and Larry Mihalchik, dated as of June 27, 2002 (filed on August 14, 2002 as Exhibit 10.31 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit Title

10	.32*	CP Clare Corporation 1995 Stock Option and Incentive Plan (filed on July 10, 2002 as Exhibit 99.1 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference).
10	.33*	C.P. Clare Corporation Non-Qualified Stock Option Plan (filed on July 10, 2002 as Exhibit 99.2 to the Registration Statement on Form S-8 (333-92204) and incorporated herein by reference).
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page)
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.