Form 10-Q
period 2003-06-30
IXYS CORP /DE/
filed 2003-08-14
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM ____________ TO ____________

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

Yes   [X]    No   [_]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF AUGUST 8, 2003, WAS 31,900,413.

IXYS CORPORATION

FORM 10-Q
June 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,733	$40,094
Restricted cash	2,628	2,748
Accounts receivable, net of allowance for doubtful accounts of $3,582 at June 30, 2003 and $3,169 at March 31, 2003	23,234	21,475
Inventories	51,217	49,162
Prepaid expenses and other current assets	960	943
Deferred income taxes	10,172	10,285

Total current assets	129,944	124,707
Plant and equipment, net	28,249	28,715
Other assets	5,642	5,655
Deferred income taxes	2,789	2,563
Goodwill	21,417	21,417

Total assets	$188,041	$183,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,490	$3,238
Current portion of notes payable to bank	800	700
Accounts payable	14,099	11,177
Accrued expenses and other liabilities	14,920	14,167

Total current liabilities	33,309	29,282
Capitalized lease and other long-term obligations, net of current portion	4,397	5,042
Pension liabilities	10,523	9,924

Total liabilities	48,229	44,248

Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares issued and outstanding: 31,994,586 shares at June 30, 2003 and 31,957,182 shares at March 31, 2003	320	320
Additional paid-in capital	145,085	144,835
Deferred compensation	(18)	(26)
Notes receivable from stockholders	(913)	(913)
Accumulated deficit	(5,875)	(6,318)
Less cost of treasury stock: 95,302 shares at June 30, 2003 and at March 31, 2003	(447)	(447)
Accumulated other comprehensive income	1,660	1,358

Total stockholders’ equity	139,812	138,809

Total liabilities and stockholders’ equity	$188,041	$183,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Net revenues	$40,096	$27,437
Cost of goods sold	27,755	21,061

Gross profit	12,341	6,376

Operating expenses:
Research, development and engineering	4,035	2,186
Selling, general and administrative	6,489	5,205

Total operating expenses	10,524	7,391

Operating income (loss)	1,817	(1,015)
Interest income	112	203
Interest expense	(36)	(39)
Other (expense) income, net	(1,211)	(1,352)

Income (loss) before income tax benefit (provision)	682	(2,203)
Benefit from (provision for) income tax	(239)	785

Net income (loss)	$443	$(1,418)

Net income (loss) per share — basic	$0.01	$(0.05)

Weighted average shares used in per share calculation — Basic	31,972	27,999

Net income (loss) per share — diluted	$0.01	$(0.05)

Weighted average shares used in per share calculation — Diluted	33,116	27,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Net income (loss)	$443	$(1,418)
Other comprehensive income:
Foreign currency translation adjustments	302	2,974

Comprehensive income	$745	$1,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$443	$(1,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,141	1,409
Amortization of intangible assets	212	90
Provision for doubtful accounts	390	291
Deferred income taxes	(174)	(1,039)
Gain (loss) on foreign currency transactions	(485)	38
Changes in operating assets and liabilities :
Accounts receivable	(1,340)	(1,307)
Inventories	(1,968)	3,268
Prepaid expenses and other current assets	43	(986)
Other assets	(355)	(889)
Accounts payable	2,524	1,246
Accrued expenses and other liabilities	469	(759)
Pension liabilities	833	123

Net cash provided by operating activities	2,733	67

Cash flows from investing activities:
Restricted cash	120	(114)
Net cash acquired in acquisition of Clare, Inc.	—	7,906
Cash received for tax refund claims acquired from Clare, Inc.	—	2,500
Purchase of plant and equipment	(1,271)	(63)

Net cash provided by (used in) investing activities	(1,151)	10,229

Cash flows from financing activities:
Proceeds from capital lease obligations	210	—
Principal payments on capital lease obligations	(784)	(722)
Proceeds from exercise of options	74	68
Proceeds from issuance of shares under ESPP	181	112

Net cash used in financing activities	(319)	(542)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	376	986

Net increase in cash and cash Equivalents	1,639	10,740
Cash and cash equivalents at beginning of period	40,094	32,111

Cash and cash equivalents at end of period	$41,733	$42,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Condensed Consolidated Financial Statements

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: assessment of recoverability of goodwill, valuation of property, plant and equipment, valuation of inventory, and the recognition and measurement of income tax assets and liabilities. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

2.     Warranty

     The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringements claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but incurred and unidentified issues based on historical activity. Actual warranty costs incurred have not materially differed from those accrued. IXYS’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. IXYS analyzes historical claims compared to historical revenue in evaluating the adequacy of the warranty allowance. Warranty costs are reflected in the income statement as a cost of revenues. There was no material change in the warranty provision for the three month period ending June 30, 2003.

3.     Accounting for Stock-Based Compensation

     The Company has a stock option plan under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. Options granted by IXYS currently expire no later than 10 years from the grant date. Currently, options granted to existing and newly hired employees generally vest in increments over four years from the date of grant. In addition to the stock option plans, the Company also has an Employee Stock Purchase Plan, under which eligible employees may purchase shares of IXYS’s common stock at 85% of fair market value at specific, predetermined dates.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”) provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123. IXYS continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan, collectively called “options.” For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,

	2003	2002

	(in thousands, except share data) (unaudited)
Net Income (loss), as reported	$443	$(1,418)
Less: Total stock based compensation expense determined under fair value based method for all awards to employees	(238)	(128)

Pro forma net income (loss)	$205	$(1,546)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.06)

Pro forma	$0.01	$(0.06)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of liabilities assumed	(8,746)

Net assets acquired	33,554
Goodwill	19,521

Total purchase price	$53,075

Pro Forma Disclosure (in thousands, except per share data):

     The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisition had occurred on April 1, 2002. On a pro forma basis, the results of operations of Clare for the three-month period ended June 30, 2002 are consolidated with IXYS results for the three-month period ended June 30, 2002. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

Three Months Ended
June 30, 2002

Revenue	$33,893
Net loss	(9,201)
Net loss per share — basic and diluted	$(0.29)
Shares used in per share calculation	31,817

5.     New and Recently Effective Accounting Pronouncements

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. IXYS adopted this standard and the adoption of this standard had no material impact on its financial statements.

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

8.     Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2003	2003

	(unaudited)
Raw materials	$8,184	$8,765
Work in process	29,639	31,842
Finished goods	13,394	8,555

Total	$51,217	$49,162

9.     Computation of Net Income (Loss) Per Share

     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. For the fiscal quarter ended June 30, 2002, diluted net income (loss) per share does not include the weighted average effect of potential common shares, including options to purchase common stock, because the effect is anti-dilutive.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
BASIC:
Weighted average shares outstanding for the period	31,972	27,999

Net income (loss)	$443	$(1,418)

Net income (loss) per share	$0.01	$(0.05)

DILUTED:
Weighted average shares outstanding for the period	31,972	27,999
Net effect of dilutive stock options and warrants based on treasury stock method using average market price	1,144	—

Shares used in computing per share amounts	33,116	27,999

Net income (loss)	$443	$(1,418)

Net income (loss) per share	$0.01	$(0.05)

Total common stock equivalents excluded from the computation of earnings per share as their effect was anti-dilutive	693	4,812

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information

     IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications such as controlling energy in motor drives and power conversion (including uninterruptible power supplies and switch mode power supplies and medical electronics). IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended
	June 30

	2003	2002

	(unaudited)
Net revenues:
North America	$15,853	$11,548
Europe and Middle East	16,627	11,760
Japan	1,069	452
Asia Pacific	6,547	3,677

	$40,096	$27,437

Sales in North America consist primarily of sales in the United States. Sales in Europe and Middle East consist primarily of sales in Germany, UK and Italy. Sales in Asia Pacific consist primarily of sales in China and Korea.

     IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. Sales and net income of IXYS CH, which was established in fiscal year 2002, were not significant and are combined with German operations. The following tables (in thousands) summarize the sales and net income of IXYS’s U.S. and foreign operations, revenue by product and long-lived assets by country:

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Sales:
Foreign	$19,481	$14,830
United States	20,615	12,607

Total	$40,096	$27,437

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Net income (loss):
Foreign	$1,738	$(1,020)
United States	(1,295)	(398)

Total	$443	$(1,418)

	Three Months Ended
	June 30,

	2003	2002

	(unaudited)
Revenue by product:
Power MOS Transistors	$12,379	$10,155
Bipolar Products	19,476	14,438
IC and Other	8,241	2,844

Total	$40,096	$27,437

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	March 31,
	2003	2003

	(unaudited)
Long-Lived Assets:
Germany	$14,796	$14,771
Switzerland	1,655	1,657
United States	10,511	10,934
United Kingdom	4,152	4,026

Total	$31,114	$31,388

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

IXYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company is currently a party to various claims and legal proceedings, including the above. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these actions, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting the Company from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

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

     The semiconductor industry is cyclical and has from time to time experienced depressed business conditions. The semiconductor industry has historically experienced a decrease in average selling prices of products over time. The power semiconductor industry is currently experiencing worldwide overcapacity, resulting in price erosion. Additionally, a number of factors can result in quarter to quarter fluctuations in operating results, including: the reduction, rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in the manufacturing yields and significant yield losses; and availability of production capacity.

     For the quarter ended June 30, 2003, North American sales represented approximately 39.5%, and international sales represented approximately 60.5%, of our net revenues. Of our international sales, approximately 68.6% were derived from sales in Europe and the Middle East and approximately 31.4% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2003. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

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

     Allowance for sales returns. We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our policy for valuation of inventory, including the determination of excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve to twenty four months or less. We typically plan our production and inventory levels based on internal forecasts of customer demand, which is difficult to predict and can fluctuate substantially. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write downs, which would have a negative impact on our gross margin. Our inventories include high technology parts and components that are specialized in nature or subject to technological obsolescence. We regularly review inventory quantities on hand and record a write down for obsolete inventory. Generally, our write down for obsolete inventories includes finished goods inventory with a date of manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our inventory write-downs may be materially different.

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

     Pension Obligation. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 10 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore generally affect our recognized expenses and recorded obligations in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expenses.

     Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability will be incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as pensions or capital leases, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

Results of Operations — Three Month Periods Ended June 30, 2003 and June 30, 2002

     Net Revenues. Net revenues in the three month period ended June 30, 2003 were $40.1 million, a 46.1% increase from net revenues of $27.4 million in the three month period ended June 30, 2002. International net revenues were $24.2 million in the three month period ended June 30, 2003, or 60.5% of net revenues, as compared to $15.9 million, or 57.9% of net revenues, in the three month period ended June 30, 2002. The increase in net revenues was due to the inclusion of a full quarter of Clare revenues, only three weeks of which were included in the prior year quarter, and an increase of approximately 38.9% in units sold of traditional devices offset by a 5.2% decrease in the average selling prices of our traditional products.

     Gross Profit. Gross profit was $12.3 million, or 30.8% of net revenues, in the three month period ended June 30, 2003, as compared to $6.4 million, or 23.2% of net revenues, in the three month period ended June 30, 2002. The increase in gross profit was caused primarily by gross profit generated by acquired entities and a 38.9% increase in the number of units sold of traditional devices, offset by a 5.2% decrease in the average selling prices of our traditional products.

     Research, Development and Engineering. During the three month period ended June 30, 2003, research, development and engineering (“R&D”) expense was $4.0 million, or 10.1% of net revenues, as compared to $2.2 million, or 8.0% of net revenues, in the three month period ended June 30, 2002. The increase in R&D expenses was due primarily to the inclusion of R&D expenses incurred by Clare for a full quarter, as well as increased expenses incurred for prototype products.

     Selling, General and Administrative. During the three month period ended June 30, 2003, selling, general and administrative (“SG&A”) expense was $6.5 million, or 16.2% of net revenues, as compared to $5.2 million, or 19.0% of net revenues, in the three month period ended June 30, 2002. The increase in SG&A expenses was caused primarily by the inclusion of SG&A expenses incurred by Clare for a full quarter.

     Interest Income, Net. During the three month period ended June 30, 2003, interest income, net, was $76,000, as compared to interest income, net of $164,000 in the three month period ended June 30, 2002.

     Other Expense, Net. Other expense, net, including gains on foreign currency transactions, in the three month period ended June 30, 2003 was $1.2 million, as compared to $1.4 million in the three month period ended June 30, 2002. The other expenses relate primarily to legal fees which were similar in amount during the two quarters.

     Income Taxes. The provisions for income taxes in the period ended June 30, 2003 reflects an effective tax rate of 35.0%, as compared to an effective tax rate of 35.6% in the benefit from income taxes in the same quarter of the prior fiscal year.

Liquidity and Capital Resources

     Cash and cash equivalents. As of June 30, 2003, cash and cash equivalents were $44.4 million, an increase of $1.6 million from cash and cash equivalents of $42.8 million at March 31, 2003. The increase in cash and cash equivalents was primarily due to cash generated from operations.

     Cash flows from operating activities. Net cash provided by operating activities in the three-month period ended June 30, 2003 was $2.7 million, which represents an increase of $2.7 million from net cash provided by operating activities of $67,000 in the three-month period ended June 30, 2002. The increase in net cash provided by operating activities was primarily attributable to non-cash charges such as depreciation and amortization included in net income and an increase in accounts payable, partially offset by increases in accounts receivable and inventories.

     Cash flows from investing activities. Net cash used in investing activities in the three-month period ended June 30, 2003 was $1.2 million, a decrease of $11.4 million from $10.2 million provided by investing activities in the three-month period ended June 30, 2002. This decrease in net cash from investing activities is primarily due to the cash acquired upon the closing of the acquisition of Clare and the tax refund for the loss carry back related to Clare’s operations, both of which occurred during the three-month period ended June 30, 2002.

     Cash flows from financing activities. During the three-month period ended June 30, 2003, net cash used in financing activities was $319,000, a decrease of $223,000 from net cash used in financing activities of $542,000 during the three-month period ended June 30, 2002. The decrease in net cash used in financing activities was primarily due to the receipt of cash obtained from the sale and leaseback of equipment.

     There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through September 2003. The line bears interest at the bank’s prime rate (4.0% at June 30, 2003). The line is collateralized by certain assets and contains certain general and financial covenants. At June 30, 2003, we had drawn $700,000 against such line of credit.

     We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through September 2003. The line bears interest at a fixed rate of 9.5%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At June 30, 2003, we have drawn down $100,000 against such line of credit.

     In 2001, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At June 30, 2003 there are no amounts outstanding under this line.

     In 2000, a German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment leases facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general asset of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank.

     In 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS Semiconductor GmbH up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At June 30, 2003, we had drawn (EUR) 204,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

     Our accounts receivable at June 30, 2003 were $23.2 million, an increase of 8.2% as compared to $21.5 million at June 30, 2002. Our inventories at June 30, 2003 were $51.2 million, an increase of 4.2% as compared to $49.2 million at June 30, 2002. Net plant and equipment at June 30, 2003 were $28.2 million, a decrease of 1.6% as compared to $28.7 million at June 30, 2002.

     As of June 30, 2003, we had $44.4 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

     Details of our contractual obligations and commitments as of June 30, 2003 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long Term Debt Obligations	$800	$800	$—	$—	$—
Capital Lease Obligations	7,775	3,490	4,266	18	—
Operating Lease Obligations	14,075	4,648	4,291	2,008	3,128
Pension Obligations	10,523	1,001	1,402	1,321	6,800
Purchase Obligations	2,751	2,751	—	—	—
Other liabilities	112	112	—	—	—

Total	$36,036	$12,802	$9,959	$3,347	$9,928

     On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 31, 2003, there were no amounts outstanding under this line of credit.

New Accounting Standards

     In January 2003, the FASB issued FIN 46 , “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. We adopted this standard and the adoption of this standard had no material impact on our financial statements.

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

     Due to the decrease in corporate profits, capital spending and consumer confidence, we have experienced weakness in certain of our end markets. We market our products to several commercial markets, including telecommunications infrastructure, medical electronics and industrial motor drives, which have been affected by the slowdown in the U.S. economy. In particular, the slowdown in telecommunications has adversely affected the sales of our integrated circuits, or ICs, used in telecommunication applications, including our solid state relays, or SSRs. If the economic slowdown continues, our business, financial condition and results of operations may be adversely affected.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs, or metal oxide semiconductor field effect transistors. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million, plus attorney fees. In addition, the U.S. District Court has issued a permanent injunction against us, effectively barring us from selling or distributing the allegedly-infringing products. We have appealed the injunction and the award of damages, and the United States Court of Appeals for the Federal Circuit has stayed the injunction and award pending further review. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Legal Proceedings” provided elsewhere in this Quarterly Report on Form 10-Q.

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

     During fiscal 2003, our product sales by region were approximately 42.2% in North America, approximately 39.4% in Europe and the Middle East and approximately 18.4% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

     At June 30, 2003, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

Nathan Zommer, Ph.D. owns a substantial interest in our common stock.

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of August 8, 2003, approximately 20.9% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant influence over all matters requiring stockholder approval, including the election of the board of directors. Dr. Zommer’s holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, which is incorporated herein by reference. Our exposure to market risks has not changed materially since March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     Within the 90-day period immediately preceding the filing of this Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

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

     Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their annual financial statement audit procedures for the fiscal year March 31, 2003 have informed us of certain material weaknesses and reportable conditions. In the planning and performance of the audit, PwC considered the internal controls in order to determine the auditing procedures for the purpose of expressing PwC’s opinion on the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2003, other reportable conditions and/or material weaknesses may have come to the attention of PwC. The identified material weaknesses as a result of the PwC audit procedures are as follows:

•	financial statement consolidations that place a great strain on the limited personnel resources of our finance organization, resulting in inadequate time for management to perform its financial review on a timely basis;

•	deficiencies in our inventory accounting, including the need to establish, compute and adequately update standard inventory costs, completely eliminate intercompany profits, track inventory variances and establish a formal policy to reconcile and review inventory balances, as well as inadequate monthly reconciliations of the general ledger with the inventory subsystem and insufficient review by management of such reconciliations;

•	problems with the monthly close at our subsidiaries, particularly in its timing, procedures and the content of the reports prepared, and limited personnel resources, resulting in inadequate time for review by our finance management and for adjustment prior to the audit; and

•	several additional conditions relating to the Company’s internal accounting and disclosure controls that, in the context of the overall control environment and the current lack of accounting personnel resources, are considered reportable conditions and that, when taken together, represent a material weakness in internal controls.

     Our Chief Executive Officer, Chief Financial Officer, and audit committee are aware of these conditions. The following factors contributed to the aforementioned control conditions:

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

     Certain of the material weaknesses and reportable conditions may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and reportable conditions and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes there are no material inaccuracies, or omissions of material facts necessary to make the statements made not misleading, in this Form 10-Q.

     During our fiscal quarter ended June 30, 2003, we took the following steps to address our material weaknesses:

•	we employed a controller at Clare; and

•	we designed and implemented additional procedures for the accounting of inventories.

     We intend to implement additional changes to our internal controls in the future to address the material weaknesses and reportable conditions. We will consider implementation of the following, as well as other additional procedures:

•	employing additional finance and accounting personnel;

•	designing and implementing procedures to strengthen our internal controls;

•	reviewing our accounting systems with a view towards upgrading them; and

•	developing a strategy for formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act. It is possible that additional changes will be made to our internal controls as a result of these efforts.

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

     On January 17, 2002, we sued International Rectifier in the United States District Court for the Northern District of California for infringement of three of our U.S. patents. On April 1, 2002, we amended our complaint to assert infringement by International Rectifier of a modified group of five of our U.S. patents, including patents that relate to modules. In addition, the patents include our patents for direct copper bond technology. After suit was filed, International Rectifier introduced a new product which purported to replace the originally accused product. The District Court has granted International Rectifier’s motions for summary judgment of non- infringement as to the new product. The District Court has also granted in part and denied in part International Rectifier’s motion for summary judgment as to pre-complaint damages for the original product. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Trial is currently set to begin on October 6, 2003.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits.

(b)	We filed a Current Report on Form 8-K dated May 13, 2003 to furnish a press release announcing that we had identified bookkeeping errors in our accounting that resulted in the overstatement of inventories during the nine months ended December 31, 2002 and our plans to restate the nine months ended December 31, 2002.

We filed a Current Report on Form 8-K dated May 29, 2003 to furnish a press release announcing financial results for the fourth fiscal quarter and fiscal year ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2003

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(2)

31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.