Form 10-Q
period 2003-09-30
IXYS CORP /DE/
filed 2003-11-14
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [X] No [ ]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 10, 2003, WAS 32,742,971.

1.

IXYS CORPORATION

FORM 10-Q
September 30, 2003

2.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2003	March 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,595	$40,094
Restricted cash	2,471	2,748
Accounts receivable, net of allowance for doubtful accounts of $2,847 at September 30, 2003 and $3,169 at March 31, 2003	26,929	21,475
Inventory	52,911	49,162
Prepaid expenses and other current assets	1,146	943
Deferred income taxes	10,285	10,285

Total current assets	133,337	124,707
Plant and equipment, net	26,362	28,715
Goodwill	23,804	21,417
Other assets	7,547	5,655
Deferred income taxes	3,106	2,563

Total assets	$194,156	$183,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,168	$3,238
Current portion of notes payable to bank	803	700
Accounts payable	13,919	11,177
Accrued expenses and other liabilities	16,758	14,167

Total current liabilities	34,648	29,282
Capitalized lease obligations, net of current portion	3,608	4,887
Other liabilities	159	155
Pension liabilities	10,815	9,924

Total liabilities	49,230	44,248

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 32,834,139 shares issued and outstanding at September 30, 2003 and 31,957,182 shares issued and outstanding at March 31, 2003	328	320
Deferred compensation	(24)	(26)
Additional paid-in capital	149,931	144,835
Notes receivable from stockholders	(913)	(913)
Accumulated deficit	(5,983)	(6,318)
Less cost of treasury stock: 95,302 shares at September 30, 2003 and at March 31, 2003	(447)	(447)
Accumulated other comprehensive income	2,034	1,358

Total stockholders’ equity	144,926	138,809

Total liabilities and stockholders’ equity	$194,156	$183,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

3.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenues	$42,926	$35,311	$83,022	$62,748
Cost of goods sold	31,689	26,079	59,444	47,141

Gross profit	11,237	9,232	23,578	15,607
Operating expenses:
Research, development and engineering	3,855	3,629	7,889	5,815
Selling, general and administrative	6,825	7,517	13,314	12,722
Restructuring charges	—	750	—	750

Total operating expenses	10,680	11,896	21,203	19,287

Operating income (loss)	557	(2,664)	2,375	(3,680)
Interest income	174	239	286	442
Interest expense	(41)	(32)	(77)	(71)
Other expense, net	(848)	(1,205)	(2,059)	(2,557)

Income (loss) before income taxes	(158)	(3,662)	525	(5,866)
Benefit from (provision for) income tax	49	227	(190)	1,013

Net income (loss)	$(109)	$(3,435)	$335	$(4,853)

Net income (loss) per share—basic	$(0.00)	$(0.11)	$0.01	$(0.16)

Weighted average shares used in per share calculation - basic	32,213	31,842	32,051	29,931

Net income (loss) per share—diluted	$(0.00)	$(0.11)	$0.01	$(0.16)

Weighted average shares used in per share calculation - diluted	32,213	31,842	33,061	29,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss)	$(109)	$(3,435)	$335	$(4,853)
Other comprehensive income:
Foreign currency translation adjustments	374	1,396	676	4,370

Comprehensive income (loss)	$265	$(2,039)	$1,011	$(483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,

	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$335	$(4,853)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,390	2,564
Provision for doubtful accounts	1,456	732
Write-down of excess and obsolete inventory	62	87
Gain on foreign currency transactions	(560)	(709)
Deferred income taxes	(237)	2,030
Changes in operating assets and liabilities:
Accounts receivable	(5,323)	(1,441)
Inventories	(1,634)	2,423
Prepaid expenses	(198)	(1,139)
Other assets	(429)	(1,064)
Accounts payable	(578)	1,892
Accrued expenses and other liabilities	2,403	(788)
Pension liabilities	1,186	202

Net cash provided by (used in) operating activities	1,873	(64)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	277	(9)
Net cash acquired in acquisition of Clare, Inc.	—	7,905
Net cash acquired in acquisition of Microwave Technology, Inc.	143	—
Purchase of plant and equipment	(1,830)	(131)

Net cash provided by (used in) investing activities	(1,410)	7,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	2,570	—
Principal payments on capital lease obligations	(4,381)	(218)
Proceeds from notes payable from bank	100	—
Proceeds from exercise of options	482	110
Proceeds from issuance of common stock	—	125

Net cash provided by (used in) financing activities	(1,229)	17

Effect of foreign exchange rate fluctuations on cash and cash equivalents	267	(650)

Net increase (decrease) in cash and cash equivalents	(499)	7,068
Cash and cash equivalents at beginning of period	$40,094	$32,111

Cash and cash equivalents at end of period	$39,595	$39,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

6.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: assessment of recoverability of goodwill, property, plant and equipment, valuation of inventory, and the recognition and measurement of income tax assets and liabilities. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

2. Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringements claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but incurred and unidentified issues based on historical activity. Actual warranty costs incurred have not materially differed from those accrued. IXYS’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. IXYS analyzes historical claims compared to historical revenue in evaluating the adequacy of the warranty allowance. Warranty costs are reflected in the income statement as a cost of revenues. There were no material changes in the warranty provision for the six month period ended September 30, 2003.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. IXYS continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

7.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss) as reported	$(109)	$(3,435)	$335	$(4,835)
Less: Total stock based compensation expense determined under fair value based method for all awards to employees	(907)	(836)	(1,737)	(1,640)

Pro forma net income (loss)	$(1,016)	$(4,271)	$(1,402)	$(6,475)

Basic net income (loss) per share:
As reported	$(0.00)	$(0.11)	$0.01	$(0.16)

Pro forma	$(0.03)	$(0.13)	$(0.04)	$(0.22)

Diluted net income (loss) per share:
As reported	$(0.00)	$(0.11)	$0.01	$(0.16)

Pro forma	$(0.03)	$(0.13)	$(0.04)	$(0.22)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

4. Acquisition of Microwave Technology, Inc.

     On September 5, 2003, IXYS completed its acquisition of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT was intended to expand the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products. In connection with the acquisition, (a) approximately 767,000 shares of IXYS common stock were issued, and (b) options exercisable for approximately 26,000 shares of IXYS common stock were assumed. The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Estimated direct merger cost	270

Total purchase price	$4,626

     IXYS is in the process of determining the fair values of identifiable intangible assets acquired. The following presentation is subject to revision based on the final outcome of the Company’s determination of the purchase price allocation. IXYS has allocated the preliminary purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

8.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Fair value of tangible assets acquired:

Current assets	$2,182
Plant and equipment	91

	2,273
Amortizable intangible assets:		Estimated useful lives
Core technology	300	5 to 6 years
Existing technology	1,300	5 to 6 years
Contract and related customers’ relationships	400	5 to 6 years
Tradename	200	5 to 6 years
Backlog	200	3 to 6 months

	2,400
Total assets acquired	4,673
Fair value of liabilities assumed	(2,415)

Net assets acquired	2,258
Goodwill	2,368

Total purchase	$4,626

Pro Forma Disclosure (in thousands, except per share data):

     The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2002. On a pro forma basis, the results of operations of MwT for the three and six-month periods ended September 30, 2003 and 2002 are consolidated with IXYS results for the three and six-month periods ended September 30, 2003 and 2002. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue	$43,783	$36,896	$85,406	$65,515
Net income (loss)	(2,100)	(3,458)	(1,797)	(5,502)
Net income (loss) per share - basic	(0.06)	(0.11)	(0.07)	(0.18)
Shares used in per share calculation	32,740	32,642	32,715	30,731

5. Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. The Company has adopted FIN 46, as amended, and the adoption of this standard had no material impact on its results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. The

9.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company has adopted SFAS No. 149 and the adoption of this standard had no material impact on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has adopted SFAS No. 150 and the adoption of this standard had no material impact on its financial position or results of operations.

8. Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	March 31, 2003

	(unaudited)
Raw materials	$9,845	$8,765
Work in process	28,786	31,842
Finished goods	14,280	8,555

Total	$52,911	$49,162

9. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Dilutive net loss per share does not include outstanding options to purchase common stock, because their effect is anti-dilutive. Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

10.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
BASIC:
Weighted, average shares outstanding for the period	32,213	31,842	32,051	29,931

Net income (loss) available for common stockholders	$(109)	$(3,435)	$335	$(4,853)

Net income (loss) available for common stockholders per share	$(0.00)	$(0.11)	$0.01	$(0.16)

DILUTED:
Weighted, average shares outstanding for the period	32,213	31,842	32,051	29,931
Net effective dilutive stock options and warrants based on treasury stock method using average market price	—	—	1,010	—

Shares used in computing per share amounts	32,213	31,842	33,061	29,931

Net income (loss) available for common stockholders	$(109)	$(3,435)	$335	$(4,853)

Net income (loss) per share available for common stockholders	$(0.00)	$(0.11)	$0.01	$(0.16)

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	5,470	4,953	525	4,953

10. Segment Information

IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications such as controlling energy in motor drives and power conversion (including uninterruptible power supplies and switch mode power supplies and medical electronics). IXYS’s sales by major geographic area (based on destination) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
North America	$16,427	$15,371	$32,280	$26,918
Europe and the Middle East	15,765	14,193	32,392	26,065
Japan	1,025	1,172	2,095	1,636
Asia Pacific	9,709	4,575	16,255	8,129

Total	$42,926	$35,311	$83,022	$62,748

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

11.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenue:
Foreign	$21,421	$16,149	$42,119	$30,981
U.S.	21,505	19,162	40,903	31,767

Total	$42,926	$35,311	$83,022	$62,748

Net income (loss):
Foreign	$1,025	$457	$2,940	$(563)
U.S.	(1,134)	(3,892)	(2,605)	(4,290)

Total	$(109)	$(3,435)	$335	$(4,853)

Revenue by product:
Power MOS transistors	$14,003	$10,589	$26,382	$20,744
Bipolar products	18,357	15,125	37,833	29,563
ICs and others	10,566	9,597	18,807	12,441

Total	$42,926	$35,311	$83,022	$62,748

Tangible long-lived assets by geographical locations are as follows (in thousands):

	September 30,	March 31,
	2003	2003

	(unaudited)
Germany	$14,003	$14,771
Switzerland	2,585	1,657
United States	9,049	10,934
United Kingdom	4,159	4,026

Total	$29,796	$31,388

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

12.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     International Rectifier also contends that IXYS’s importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party. International Rectifier sought enforcement of the Samsung injunction against IXYS and Samsung, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that IXYS is bound by, and IXYS’s devices are not excepted from, the Samsung injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung injunction to IXYS, stating that IXYS had shown a likelihood of success on appeal. This appeal was heard on July 7, 2003. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. Following oral argument in April 2003, the District Court took the matter under submission. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt, plus attorneys fees of $350,000. Under the order, if IXYS is found to infringe, Samsung is liable for a net amount of damages equal to approximately $2.5 million. International Rectifier has agreed to a stay of the contempt award pending resolution of the appeal. IXYS intervened in these damages proceedings against Samsung.

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

     On January 17, 2002, IXYS sued International Rectifier in the United States District Court for the Northern District of California for infringement of three IXYS U.S. patents. On April 1, 2002, IXYS amended its complaint to assert infringement by International Rectifier of a modified group of five IXYS U.S. patents, including patents that relate to modules. In addition, the patents include IXYS’s patents for direct copper bond technology. After suit was filed, International Rectifier introduced a new product which purported to replace the originally accused product. The District Court has granted International Rectifier’s motions for summary judgment of non-infringement as to the new product. The District Court has also granted in part and denied in part International Rectifier’s motion for summary judgment as to pre-complaint damages for the original product. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Following these rulings, the parties agreed to terms for a voluntary dismissal of the action and the action was dismissed.

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

13.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14.

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

     For the quarter ended September 30, 2003, North American sales represented approximately 38.3%, and international sales represented approximately 61.7%, of our net revenues. Of our international sales, approximately 59.5% were derived from sales in Europe and the Middle East and approximately 40.5% were derived from sales in Asia. No single end customer accounted for more than 10% of our net revenues in fiscal year 2003. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

     On September 5, 2003, we acquired Microwave Technology, Inc., a manufacturer of gallium arsenide semiconductors for wireless telecom infrastructure, industrial, medical and defense applications. In the acquisition, we issued approximately 767,000 shares of our common stock and assumed options exercisable for approximately 26,000 shares of common stock.

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

     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our policy for valuation of inventory, including the determination of excess inventory, requires us to estimate the future demand for our products within specific time horizons, generally twelve to twenty-four months or less. We typically plan our production and inventory levels based on internal forecasts of customer demand, which is difficult to predict and can fluctuate substantially. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecast, which is also consistent with our short-term manufacturing plan. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs, which would have a negative impact on our gross margin. Our inventories include high technology parts and components that are specialized in nature or subject to technological obsolescence. We regularly review inventory quantities on hand and record a write-down for obsolete inventory. Our write-down for obsolete inventories includes on hand finished goods inventory with a date of

15.

manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our inventory write-downs may be materially different.

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

     Revenue recognition. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Specifically, our management must make estimates of potential future product returns and allowance for so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns discounts and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management makes different judgments or utilizes different estimates.

     In addition, for non-recurring engineering, or NRE, work relating to the design of chip prototypes that will later be used to produce required units, our NRE accounting policy applies. Customers enter into arrangements for us to perform engineering work for a fixed fee. We record fixed-fee payments during the development phase from customers in accordance with Emerging Issues Task Force, or EITF, Abstracts 99-5, “Accounting for Pre-production Costs Related to Long-term Supply Arrangements.” Research and development costs are recorded as expenses as incurred. Research and development expense is credited for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

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

16.

reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

     Income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as pensions or capital leases, for tax and accounting purposes. These differences result in differed tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

Results of Operations — Three and Six Month Periods Ended September 30, 2003 and September 30, 2002

Net revenues. Net revenues in the three month period ended September 30, 2003 were $42.9 million, a 21.6% increase from net revenues of $35.3 million in the three month period ended September 30, 2002. International net revenues were $26.5 million in the three month period ended September 30, 2003, or 61.7% of net revenues, as compared to $19.9 million, or 56.5% of net revenues, in the three month period ended September 30, 2002. The increase in net revenues for the three months then ended was primarily the result of a 26.8% increase in units shipped of our traditional products offset by a 6.6% decrease in the average selling prices of our traditional products. Net revenues in the six month period ended September 30, 2003 were $83.0 million, a 32.3% increase from net revenues of $62.7 million in the six month period ended September 30, 2002. International net revenues were $50.7 million in the six month period ended September 30, 2003, or 61.1% of net revenues, as compared to $35.8 million, or 57.1% of net revenues, in the six month period ended September 30, 2002. The increase in net revenues was primarily due to the inclusion of revenues from newly acquired entities in revenues for the six months ended September 30, 2003 (only partially included in the six month period ended September 30, 2002, the period of acquisition) and a 37.4% increase in units shipped of our traditional products, offset by a 6.0% drop in the average selling prices of our traditional products.

Gross profit. Gross profit was $11.2 million, or 26.2% of net revenues, in the three month period ended September 30, 2003, as compared to $9.2 million, or 26.1% of net revenues, in the three month period ended September 30, 2002. Gross profit was $23.6 million, or 28.4% of net revenues, in the six month period ended September 30, 2003, as compared to $15.6 million, or 24.9% of net revenues, in the six month period ended September 30, 2002. The increase in gross profit for the six month period ended September 30, 2003, as compared to the six month period in the prior year, was the result of efficiencies in manufacturing processes due to the large increase in units manufactured and shipped.

Research, development and engineering. During the three month period ended September 30, 2003, research, development and engineering, or R&D, expense was $3.9 million, or 9.0% of net revenues, as compared to $3.6 million, or 10.3% of net revenues, in the three month period ended September 30, 2002. During the six month period ended September 30, 2003, R&D expense was $7.9 million, representing 9.5% of net revenues, as compared to $5.8 million, or 9.3% of net revenues, for the six month period ended September 30, 2002. The increase in R&D expenses was due primarily to an increase in the number of R&D projects.

Selling, general and administrative. During the three month period ended September 30, 2003, selling, general and administrative, or SG&A, expense was $6.8 million, or 15.9% of net revenues, as compared to $7.5 million, or 21.3% of net revenues, in the three month period ended September 30, 2002. The decrease in SG&A expenses for the three month period was caused by cost cutting efforts, including headcount reductions and reductions in consulting expenses. During the six month period ended September 30, 2003, SG&A expense was $13.3 million, or 16.0% of net revenues, as compared to $12.7 million, or 20.3% of net revenues in the six month period ended September 30, 2002. The increase in SG&A expenses for the six month period was caused primarily by the addition of selling, general and administrative expenses of acquired entities, offset by cost cutting measures.

Interest income, net. During the three month period ended September 30, 2003, interest income, net was $133,000, as compared to interest income, net of $207,000 in the three month period ended September 30, 2002. During the six month period ended September 30, 2003, interest income, net was $209,000, as compared to interest income, net of $371,000 in the six month period ended September 30, 2002. Interest income in the 2003 periods declined as compared to the 2002 periods due to falling interest rates.

Other expense, net. Other expense, net, including loss on foreign currency transactions, in the three month period ended September 30, 2003 was $848,000, as compared to $1.2 million in the three month period ended September 30, 2002. Other expense, net in the six month period ended September 30, 2003 was $2.1 million, as compared to $2.6 million in the six month period ended September 30, 2002. Other expense, net fell during the 2003 periods as a result of reduced litigation expenses.

17.

Income taxes. The benefit from income taxes in the quarter ended September 30, 2003 reflects an effective tax rate of 35%, as compared to an effective tax rate of 6% in the benefit from income taxes in the same quarter of the prior fiscal year, which reflected adjustments in connection with the acquisition of Clare.

Liquidity and Capital Resources

Cash and cash equivalents. As of September 30, 2003, cash and cash equivalents were $39.6 million, a decrease of $499,000 from cash and cash equivalents of $40.1 million at March 31, 2003. The decrease in cash and cash equivalents was primarily due to cash used in investing and financing activities.

Cash flows from operating activities. Net cash provided by operating activities in the six-month period ended September 30, 2003 was $1.9 million, which represents an increase of $1.9 million from net cash used in operating activities of $64,000 in the six-month period ended September 30, 2002. The increase in net cash provided by operating activities was primarily attributable to non-cash charges such as depreciation and amortization included in net income and increases in accrued and pension liabilities, partially offset by increases in accounts receivables and inventories.

Cash flows from investing activities. Net cash used in investing activities in the six-month period ended September 30, 2003 was $1.4 million, a decrease of $9.2 million from $7.8 million provided by investing activities in the six-month period ended September 30, 2002. In the six months ended September 30, 2003, we acquired $7.9 million of cash in the acquisition of Clare and we did not have a comparable transaction in the six months ended September 30, 2003.

Cash flows from financing activities. During the six-month period ended September 30, 2003, net cash used in financing activities was $1.2 million, a decrease of $1.2 million from net cash provided by financing activities of $17,000 during the six-month period ended September 30, 2002. The decrease in net cash from financing activities was primarily due to net payments of capital lease obligations.

     There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount which is available through December 19, 2003. The line bears interest at the bank’s prime rate (4.0% at September 30, 2003). The line is collateralized by certain assets and contains certain general and financial covenants. At September 30, 2003, we had drawn $700,000 against such line of credit.

     We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through November 14, 2004. The line bears interest at a fixed rate of 3.54%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At September 30, 2003, we have drawn down $100,000 against such line of credit.

     In 2000, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At September 30, 2003 there were $1.6 million in outstanding letters of credit secured by this line of credit.

     In 2000, a German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment leases facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general asset of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank. At September 30, 2003, we had drawn (EUR) 2.5 million against such line of credit.

     In 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS Semiconductor GmbH up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At September 30, 2003, we had drawn (EUR) 166,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

Our accounts receivable at September 30, 2003 were $26.9 million, an increase of 25.4% as compared to $21.5 million at March 31, 2003. Our inventories at September 30, 2003 were $52.9 million, an increase of 7.7% as compared to $49.2 million at March 31, 2003. Net plant and equipment at September 30, 2003 were $26.4 million, a decrease of 8.2% as compared to $28.7 million at March 31, 2003.

As of September 30, 2003, we had $39.6 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise

18.

additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

     Details of our contractual obligations and commitments as of September 30, 2003 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long Term Debt Obligations	$803	$803	$—	$—	$—
Capital Lease Obligations	6,776	3,168	3,540	68	—
Operating Lease Obligations	15,169	4,410	4,803	2,092	3,864
Pension Obligations	10,815	1,028	1,438	1,363	6,986
Purchase Obligations	6,803	6,803	—	—	—
Other liabilities	159	—	159	—	—

Total	$40,525	$16,212	$9,940	$3,523	$10,850

     On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At September 30, 2003, there were no amounts outstanding under this line of credit.

New Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We have adopted FIN 46, as amended, and the adoption of this standard had no material impact on our results of operations and financial conditions.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. We have adopted SFAS No. 149 and the adoption of this standard had no material impact on our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We have adopted SFAS No. 150 and the adoption of this standard had no material impact on our financial position or results of operations.

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

19.

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

Our ability to grow and sustain growth levels may be adversely affected by the slowdown in the telecommunications industry.

     The slowdown in telecommunications has adversely affected the sales of our integrated circuits, or ICs, used in telecommunication applications, including our solid state relays, or SSRs. If the telecommunications slowdown continues, our business, financial condition and results of operations may be adversely affected.

We may not be successful in our acquisitions.

20.

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

21.

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

22.

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

23.

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

     At September 30, 2003, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

24.

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

Our disclosure controls and procedures need improvement and are not adequately effective.

     Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures needed improvement and were not adequately effective. Our auditors, PricewaterhouseCoopers LLP, advised us that there are material weaknesses in our internal control. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. These material weaknesses and other deficiencies in our internal control could materially adversely affect us.

Periods of growth and expansion could continue to place a significant strain on our resources, including our employee base.

     If growth occurs, we may continue to use our current operational, financial and management systems. We may find that these systems are not adequate, or sufficiently redundant, for the demands of our business. If we acquire other companies, we will acquire operational, financial and management systems that are different from our historical systems and the use or integration of these systems with our historical systems may present significant challenges. For example, we are currently operating a number of different management information systems, most acquired in connection with our acquisition of companies over the past several years, that are not integrated. The use of multiple management information systems increases the risk of error. To manage our possible future growth effectively, we may improve our operational, financial and management systems. In doing so, we may periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and requires, among other things, that data from the existing system be made compatible with the upgraded system. In any of the foregoing circumstances, we could experience errors, delays and other inefficiencies that could materially adversely affect our business.

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

25.

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

     We also typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our external suppliers and foundries, we may order materials or production in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

26.

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

27.

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

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of October 1, 2003, approximately 20.5% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant influence over all matters requiring stockholder approval, including the election of the board of directors. Dr. Zommer’s holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2003. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

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

28.

in amounts that would be material in relation to the financial statements and that such misstatements would not be detected timely by employees in the normal course of performing their assigned functions.

     Our audit committee has been made aware of two specific reportable conditions relating to our operations which were considered to be “material weaknesses” for the quarter ended September 30, 2003 under standards established by the American Institute of Certified Public Accountants, and a third material weakness resulting from the effect of a number of reportable conditions taken together or in combination.

     Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their review of the results of our quarter ended September 30, 2003 and the performance of early audit procedures for the year March 31, 2004, have informed us of certain material weaknesses and reportable conditions. In the planning and performance of the review, PwC considered the internal controls in order to complete its review of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of September 30, 2003, other reportable conditions and/or material weaknesses may have come to the attention of PwC. The identified material weaknesses as a result of the PwC audit procedures are as follows:

•	financial statement consolidations based on electronic spreadsheets that place a great strain on the limited personnel resources of our finance organization, resulting in inadequate time for management to perform its financial review on a timely basis;

•	problems with the monthly close at our subsidiaries, particularly in its timing, procedures, management information systems, the content of the reports prepared and limited personnel resources, resulting in inadequate time for review by our finance management and for adjustment prior to the audit; and

•	several additional conditions relating to the Company’s internal accounting and disclosure controls that, in the context of the overall control environment and the current lack of accounting personnel resources, are considered reportable conditions and that, when taken together, represent a material weakness in internal controls.

     Our Chief Executive Officer, Chief Financial Officer, and audit committee are aware of these conditions. The following factors contributed to the aforementioned control conditions:

•	rapid growth of the company through acquisitions;

•	significant turnover and other issues related to key finance personnel; and,

•	integration of legacy accounting and information systems.

     Certain of the material weaknesses and reportable conditions may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and reportable conditions and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2003, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes there are no material inaccuracies, or omissions of material facts necessary to make the statements made not misleading, in this Form 10-Q.

     During our fiscal quarter ended September 30, 2003, we took the following steps to address our material weaknesses:

•	we employed a corporate financial analyst to improve our understanding of our financial performance, to assist in addressing internal control issues and to increase the timeliness of our financial statement preparation; and

•	we employed two additional financial accountants at our subsidiaries.

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

29.

     We have committed significant resources to address the internal control deficiencies identified to date. However, many of the salutary procedures and actions deemed desirable by management have not been implemented to date. It will take additional time to complete implementation and realize the benefits of our actions.

     We are committed to ongoing periodic reviews of our controls and their effectiveness. In contrast to the evaluation made by PwC regarding our year ended March 31, 2003, PwC did not advise us that we have deficiencies in inventory accounting that it considers a material weakness when it reviewed our financial statements for the quarter ended September 30, 2003. Management intends to work vigorously to resolve the remaining control deficiencies.

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

30.

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

     International Rectifier also contends that our importation into the United States of certain MOSFET products of our design manufactured for us by Samsung Electronics Co., Ltd. is in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party. International Rectifier sought enforcement of the Samsung injunction against Samsung and us, a contempt citation and a fine. On March 19, 2002, the U.S. District Court decided, among other things, that we are bound by, and our devices are not excepted from, the Samsung injunction. On June 12, 2002, the Federal Circuit stayed the application of the Samsung injunction to us, stating that we had shown a likelihood of success on appeal. This appeal was heard on July 7, 2003. On October 15, 2002, the District Court found contempt against Samsung as its “final ruling in this matter.” Subsequently, the District Court received briefing on the subject of monetary sanctions. Following oral argument in April 2003, the District Court took the matter under submission. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt, plus attorneys fees of $350,000. Under the order, if we are found to infringe, Samsung is liable for a net amount of damages equal to approximately $2.5 million. International Rectifier has agreed to a stay of the contempt award pending resolution of the appeal. We intervened in these damages proceedings against Samsung.

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

     On January 17, 2002, we sued International Rectifier in the United States District Court for the Northern District of California for infringement of three of our U.S. patents. On April 1, 2002, we amended our complaint to assert infringement by International Rectifier of a modified group of five of our U.S. patents, including patents that relate to modules. In addition, the patents include our patents for direct copper bond technology. After suit was filed, International Rectifier introduced a new product which purported to replace the originally accused product. The District Court has granted International Rectifier’s motions for summary judgment of non-

31.

infringement as to the new product. The District Court has also granted in part and denied in part International Rectifier’s motion for summary judgment as to pre-complaint damages for the original product. On July 12, 2002, the U.S. District Court denied International Rectifier’s motions to dismiss and for summary judgment. Following these rulings, the parties agreed to terms for a voluntary dismissal of the action and the action was dismissed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 5, 2003, we consummated a merger with Microwave Technology, Inc., or MwT, pursuant to which MwT became our wholly owned subsidiary and we issued approximately 767,000 shares of our common stock in reliance upon the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits.

(b)	On July 18, 2003, we filed a Current Report on Form 8-K dated July 15, 2003 to furnish a press release announcing that we had completed our review of bookkeeping errors in our accounting that had resulted in the overstatement of inventories during the nine months ended December 31, 2002, restated our financial statements for the nine months ended December 31, 2002, updated our earnings for the fiscal year ended March 31, 2003 and filed our Form 10-K for such year.

On August 11, 2003, we filed a Current Report on Form 8-K dated August 11, 2003 to furnish a press release announcing financial results for the first fiscal quarter ended June 30, 2003.

32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2003

33.

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