Form 10-Q
period 2003-12-31
IXYS CORP /DE/
filed 2004-02-17
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD
ENDED DECEMBER 31, 2003

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

Yes [X]      No [   ]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 5, 2004 WAS 32,832,776.

1.

IXYS CORPORATION

FORM 10-Q
December 31, 2003

2.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,600	$40,094
Restricted cash	1,122	2,748
Accounts receivable, net of allowance for doubtful accounts of $2,142 at December 31, 2003 and $3,169 at March 31, 2003	30,093	21,475
Inventory	54,078	49,162
Prepaid expenses and other current assets	1,218	943
Deferred income taxes	10,210	10,285

Total current assets	135,321	124,707
Plant and equipment, net	25,917	28,715
Goodwill	23,803	21,417
Other assets	7,691	5,655
Deferred income taxes	3,244	2,563

Total assets	$195,976	$183,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$3,069	$3,238
Current portion of notes payable to bank	753	700
Accounts payable	13,759	11,177
Accrued expenses and other liabilities	15,605	14,167

Total current liabilities	33,186	29,282
Capital lease obligations, net of current portion	3,125	4,887
Notes payable to bank, net of current portion	166	155
Pension liabilities	11,595	9,924

Total liabilities	48,072	44,248

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 32,896,343 shares issued and outstanding at December 31, 2003 and 31,957,182 shares issued and outstanding at March 31, 2003	329	320
Deferred compensation	(11)	(26)
Additional paid-in capital	150,228	144,835
Notes receivable from stockholders	(913)	(913)
Accumulated deficit	(5,597)	(6,318)
Less cost of treasury stock: 95,302 shares at December 31, 2003 and at March 31, 2003	(447)	(447)
Accumulated other comprehensive income	4,315	1,358

Total stockholders’ equity	147,904	138,809

Total liabilities and stockholders’ equity	$195,976	$183,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

3.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenues	$50,744	$35,544	$133,766	$98,292
Cost of goods sold	38,699	26,741	98,143	73,881

Gross profit	12,045	8,803	35,623	24,411
Operating expenses:
Research, development and engineering	4,023	3,473	11,912	9,288
Selling, general and administrative	7,125	7,156	20,439	19,878
Restructuring charges	—	—	—	750

Total operating expenses	11,148	10,629	32,351	29,916

Operating income (loss)	897	(1,826)	3,272	(5,505)
Interest income	272	245	558	687
Interest expense	(53)	(29)	(130)	(100)
Other expense, net	(522)	(831)	(2,581)	(3,388)

Income (loss) before income taxes	594	(2,441)	1,119	(8,306)
Benefit from (provision for) income tax	(208)	654	(398)	1,666

Net income (loss)	$386	$(1,787)	$721	$(6,640)

Net income (loss) per share—basic	$0.01	$(0.06)	$0.02	$(0.22)

Weighted average shares used in per share calculation - basic	32,772	31,797	32,289	30,505

Net income (loss) per share—diluted	$0.01	$(0.06)	$0.02	$(0.22)

Weighted average shares used in per share calculation - diluted	34,805	31,797	34,318	30,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

4.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss)	$386	$(1,787)	$721	$(6,640)
Other comprehensive income:
Foreign currency translation adjustments	2,281	1,463	2,957	5,833

Comprehensive income (loss)	$2,667	$(324)	$3,678	$(807)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5.

IXYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2003	2002

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$721	$(6,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,965	8,804
Provision for doubtful accounts	(687)	1,898
Write-down of excess and obsolete inventory	84	167
Gain on foreign currency transactions	(1,671)	(1,248)
Deferred income taxes	695	(968)
Changes in operating assets and liabilities:
Accounts receivable	(5,512)	(782)
Inventory	(329)	3,408
Prepaid expenses and other current assets	(196)	(934)
Other assets	(670)	(2,057)
Accounts payable	656	(529)
Accrued expenses and other liabilities	(456)	(2,798)
Pension liabilities	407	301

Net cash provided by (used in) operating activities	1,007	(1,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	1,626	110
Net cash acquired in acquisition of Clare, Inc.	—	7,905
Net cash acquired in acquisition of Microwave Technology, Inc.	143	—
Purchase of plant and equipment	(2,734)	(3,552)

Net cash provided by (used in) investing activities	(965)	4,463

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital lease obligations	89	606
Principal payments on capital lease obligations	(3,106)	(315)
Proceeds from notes payable to bank	62	—
Repayment of notes payable to bank	(10)	—
Proceeds from exercise of options	651	—
Proceeds from issuance of ESPP	198	—
Other	—	467

Net cash provided by (used in) financing activities	(2,116)	758

Effect of foreign exchange rate fluctuations on cash and cash equivalents	580	1,193

Net increase (decrease) in cash and cash equivalents	(1,494)	5,036
Cash and cash equivalents at beginning of period	$40,094	$32,111

Cash and cash equivalents at end of period	$38,600	$37,147

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

2. Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringements claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but not incurred and unidentified issues based on historical activity. Actual warranty costs incurred have not materially differed from those accrued. IXYS’s warranty policy is effective for shipped products that are considered defective or fail to meet the product specifications. IXYS analyzes historical claims compared to historical revenue in evaluating the adequacy of the warranty allowance. Warranty costs are reflected in the income statement as a cost of revenues. There were no material changes in the warranty provision for the nine month period ended December 31, 2003.

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

As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan, collectively called “options.” For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

7.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Disclosure (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net Income (loss) as reported	$386	$(1,787)	$721	$(6,640)
Less: Total stock based compensation expense determined under fair value based method for all awards to employees, net of tax	(597)	(655)	(1,756)	(2,025)

Pro forma net income (loss)	$(211)	$(2,442)	$(1,035)	$(8,665)

Basic net income (loss) per share:
As reported	$0.01	$(0.06)	$0.02	$(0.22)

Pro forma	$(0.01)	$(0.08)	$(0.03)	$(0.28)

Diluted net income (loss) per share:
As reported	$0.01	$(0.06)	$0.02	$(0.22)

Pro forma	$(0.01)	$(0.08)	$(0.03)	$(0.28)

SFAS No. 123 allows the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

8.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of tangible assets acquired:
Current assets	$2,182
Plant and equipment	91

2,273

		Estimated useful lives

Amortizable intangible assets:
Core technology	300	5 to 6 years
Existing technology	1,300	5 to 6 years
Contract and related customers’ relationships	400	5 to 6 years
Tradename	200	5 to 6 years
Backlog	200	3 to 6 months

Total amortizable intangible assets	2,400

Total assets acquired	4,673
Fair value of liabilities assumed	(2,415)

Net assets acquired	2,258
Goodwill	2,368

Total purchase	$4,626

Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2002. On a pro forma basis, the results of operations of MwT for the three and nine month periods ended December 31, 2003 and 2002 are consolidated with IXYS results for the three and nine month periods ended December 31, 2003 and 2002. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue	$50,744	$37,247	$136,150	$102,762
Net income (loss)	486	(2,035)	(1,686)	(7,400)

Net income (loss) per share - basic	0.01	(0.06)	(0.05)	(0.24)
Weighted average shares used in per share calculation-basic	32,772	32,564	32,713	31,272

Net income (loss) per share - diluted	0.01	(0.06)	(0.05)	(0.24)
Weighted average shares used in per share calculation-diluted	34,805	32,564	32,713	31,272

5. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity, or VIE, is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position and results of operations.

9.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard is effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS No. 149 and the adoption of this standard had no material impact on its results of operations and financial condition.

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

6. Inventory

Inventory consists of the following (in thousands):

	December 31,	March 31,
	2003	2003

	(unaudited)
Raw materials	$12,407	$8,765
Work in process	30,348	31,842
Finished goods	11,323	8,555

Total	$54,078	$49,162

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

10.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
BASIC:
Weighted average shares outstanding for the period	32,772	31,797	32,289	30,505

Net income (loss)available for common stockholders	$386	$(1,787)	$721	$(6,640)

Net income (loss) available for common stockholders per share	$0.01	$(0.06)	$0.02	$(0.22)

DILUTED:
Weighted average shares outstanding for the period	32,772	31,797	32,289	30,505
Net effective dilutive stock options and warrants based on treasury stock method using average market price	2,088	—	2,032	—

Shares used in computing per share amounts	34,860	31,797	34,321	30,505

Net income (loss) available for common stockholders	$386	$(1,787)	$721	$(6,640)

Net income (loss) per share available for common stockholders	$0.01	$(0.06)	$0.02	$(0.22)

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	532	4,996	570	4,637

8. Segment Information

IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications such as controlling energy in motor drives and power conversion (including uninterruptible power supplies and switch mode power supplies and medical electronics). IXYS’s sales by major geographic area (based on destination) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
North America	$18,907	$14,868	$51,186	$41,882
Europe and the Middle East	16,759	13,698	49,150	38,840
Japan	1,043	1,172	3,137	2,848
Asia Pacific	13,084	5,336	27,684	13,488
Other	951	470	2,609	1,234

Total	$50,744	$35,544	$133,766	$98,292

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

11.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenue:
Foreign	$19,915	$21,796	$60,818	$59,877
U.S	30,829	13,748	72,948	38,415

Total	$50,744	$35,544	$133,766	$98,292

Net income (loss):
Foreign	$710	$857	$3,650	$665
U.S	(324)	(2,644)	(2,929)	(7,305)

Total	$386	$(1,787)	$721	$(6,640)

Revenue by product:
Power MOS transistors	$17,472	$9,007	$43,854	$29,751
Bipolar products	18,638	16,217	55,020	45,780
ICs and others	14,634	10,320	34,892	22,761

Total	$50,744	$35,544	$133,766	$98,292

Tangible long-lived assets by geographical locations are as follows (in thousands):

	December 31,	March 31,
	2003	2003

	(unaudited)
Germany	$13,547	$14,771
Switzerland	2,157	1,657
United States	8,565	10,934
United Kingdom	4,617	4,026

Total	$28,886	$31,388

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

13.

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

     For the quarter ended December 31, 2003, North American sales represented approximately 37.3%, and international sales represented approximately 62.7%, of our net revenues. Of our international sales, approximately 52.6% were derived from sales in Europe and the Middle East and approximately 47.4% were derived from sales in Asia and other regions. No single end customer accounted for more than 10% of our net revenues for the nine months ended December 31, 2003. We do not hedge our foreign currency transactions. Accordingly, although many of our sales and expenses occur in the same currency, translation of foreign currencies into U.S. dollars may negatively impact us.

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

14.

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

15.

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

Results of Operations — Three and Nine Month Periods Ended December 31, 2003 and December 31, 2002

Net revenues. Net revenues in the three month period ended December 31, 2003 were $50.7 million, a 42.8% increase from net revenues of $35.5 million in the three month period ended December 31, 2002. Net revenues in the nine month period ended December 31, 2003 were $133.8 million, a 36.1% increase from net revenues of $98.3 million in the nine month period ended December 31, 2002. International net revenues were $19.9 million in the three month period ended December 31, 2003, or 39.2% of net revenues, as compared to $21.8 million, or 61.3% of net revenues, in the three month period ended December 31, 2002. International net revenues were $60.8 million in the nine month period ended December 31, 2003, or 45.5% of net revenues, as compared to $59.9 million, or 60.9% of net revenues, in the nine month period ended December 31, 2002. The increase in net revenues for the quarter ended December 31, 2003 as compared to the same quarter of 2002 was largely due to increased revenues from customers in our Asia Pacific region of $7.7 million, an increase of 145.2%; in North America of $4.0 million, an increase of 27.2%; and in Europe and the Middle East of $3.1 million, an increase of 22.3%. The increase in net revenues for the nine months ended December 31, 2003 as compared to the comparable period of 2002 was largely due to increased revenues from customers in our Asia Pacific region of $14.2 million, an increase of 105.2%; in Europe and the Middle East of $10.3 million, an increase of 26.5%; and in North America of $9.3 million, an increase of 22.2%.

Gross profit. Gross profit was $12.0 million, or 23.7% of net revenues, in the three month period ended December 31, 2003, as compared to $8.8 million, or 24.8% of net revenues, in the three month period ended December 31, 2002. Gross profit was $35.6 million, or 26.6% of net revenues, in the nine month period ended December 31, 2003, as compared to $24.4 million, or 24.8% of net revenues, in the nine month period ended December 31, 2002. Comparing the nine month periods, the increase in gross profit was caused primarily by gross profit generated by a 42.3% increase in the number of units sold by the IXYS-named companies offset by a 4.3% decrease in the average selling prices of such units, which included substantial growth in the consumer market, where very competitive prices resulted in significantly lower gross profit percentages.

Research, development and engineering. During the three month period ended December 31, 2003, research, development and engineering, or R&D, expense was $4.0 million, or 7.9% of net revenues, as compared to $3.5 million, or 9.8% of net revenues, in the three month period ended December 31, 2002. During the nine month period ended December 31, 2003, R&D expense was $11.9 million, representing 8.9% of net revenues, as compared to $9.3 million, or 9.4% of net revenues, for the nine month period ended December 31, 2002. For both the three and nine month periods, the increase in R&D expenses was due primarily to an increase in the number of R&D projects.

Selling, general and administrative. During the three month period ended December 31, 2003, selling, general and administrative, or SG&A, expense was $7.1 million, or 14.0% of net revenues, as compared to $7.2 million, or 20.1% of net revenues, in the three month period ended December 31, 2002. SG&A expenses for the three month period were largely unchanged due to cost reduction efforts offset by increases in activity. During the nine month period ended December 31, 2003, SG&A expense was $20.4 million, or 15.3% of net revenues, as compared to $19.9 million, or 20.2% of net revenues in the nine month period ended December 31, 2002. The increase in SG&A expenses for the nine month period was caused primarily by increases in the costs of compliance and reporting.

Interest income, net. During the three month period ended December 31, 2003, interest income, net was $219,000, as compared to interest income, net of $216,000 in the three month period ended December 31, 2002. During the nine month period ended December 31, 2003, interest income, net was $428,000, as compared to interest income, net of $587,000 in the nine month period ended

16.

December 31, 2002. Interest income in the nine month period of 2003 period declined as compared to the comparable 2002 period due to falling interest rates.

Other expense, net. Other expense, net, including gains and losses on foreign currency transactions, in the three month period ended December 31, 2003 was $522,000, as compared to $831,000 in the three month period ended December 31, 2002. Other expense, net in the nine month period ended December 31, 2003 was $2.6 million, as compared to $3.4 million in the nine month period ended December 31, 2002. Other expense, net fell during the 2003 periods as a result of reduced litigation expenses.

Income taxes. The income taxes in the three and nine months ended December 31, 2003 reflects an effective tax rate of about 35%, as compared to an effective tax benefit rate of about 27% for the three months ended December 31, 2002 and about 20% for the nine months ended December 31, 2002.

Liquidity and Capital Resources

Cash and cash equivalents. As of December 31, 2003, cash and cash equivalents, including restricted cash, were $39.7 million, a decrease of $3.1 million from cash and cash equivalents, including restricted cash, of $42.8 million at March 31, 2003. The decrease in cash and cash equivalents, including restricted cash, was primarily due to an increase in accounts receivable, purchases of equipment and payments of capital lease obligations.

Cash flows from operating activities. Net cash provided by operating activities in the nine month period ended December 31, 2003 was $1.0 million, which represents an increase of $2.4 million from net cash used in operating activities of $1.4 million in the nine month period ended December 31, 2002. The increase in net cash provided by operating activities was primarily attributable to cash from operations, partially offset by increases in accounts receivables.

Cash flows from investing activities. Net cash used in investing activities in the nine month period ended December 31, 2003 was $965,000, a decrease of $5.4 million from $4.5 million net cash provided by investing activities in the nine month period ended December 31, 2002. In the nine months ended December 31, 2002, we acquired $7.9 million of cash in the acquisition of Clare and we did not have a comparable transaction in the nine months ended December 31, 2003.

Cash flows from financing activities. During the nine month period ended December 31, 2003, net cash used in financing activities was $2.1 million, a decrease of $2.9 million from net cash provided by financing activities of $758,000 during the nine month period ended December 31, 2002. The decrease in net cash from financing activities was primarily due to net payments of capital lease obligations.

     There are three lines of credit facilities available to us. We have one line of credit with a U.S. bank that consists of a $5.0 million commitment amount, which is available through September 5, 2004. The line bears interest at the bank’s prime rate (4.0% at December 31, 2003). The line is collateralized by certain assets and contains certain general and financial covenants. At December 31, 2003, we had drawn $700,000 against such line of credit.

     We have another line of credit with a U.S. bank that consists of a $100,000 commitment, which is available through November 14, 2004. The line bears interest at a fixed rate of 3.54%. The line is collateralized by a $100,000 certificate of deposit that we have with the bank. At December 31, 2003, we have drawn down $50,000 against such line of credit.

     In 2000, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At December 31, 2003 there were $1.7 million in outstanding letters of credit secured by this line of credit and no balance outstanding.

     In 2000, a German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment leases facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general assets of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank. At December 31, 2003, we had drawn (EUR) 2.0 million against such line of credit.

     In 2000, in the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS Semiconductor GmbH up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and fabrication, computer and office equipment. At December 31, 2003, we had drawn (EUR) 146,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

In 2001, IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

17.

Our accounts receivable at December 31, 2003 were $30.1 million, an increase of 40.1% as compared to $21.5 million at March 31, 2003. The increase in accounts receivable was primarily caused by an increase in revenue. Our inventories at December 31, 2003 were $54.1 million, an increase of 10.0% as compared to $49.2 million at March 31, 2003. Net plant and equipment at December 31, 2003 was $25.9 million, a decrease of 9.7% as compared to $28.7 million at March 31, 2003.

As of December 31, 2003, we had $39.7 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

     Details of our contractual obligations and commitments as of December 31, 2003 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Short Term Debt Obligations	$753	$753	$—	$—	$—
Capital Lease Obligations	6,194	3,069	1,095	954	1,076
Operating Lease Obligations	16,877	4,483	5,584	6,793	17
Pension Obligations	11,595	564	1,128	1,768	8,135
Purchase Obligations	6,825	6,825	—	—	—
Long Term Debt Obligations	166	—	6	—	160

Total	$42,410	$15,694	$7,813	$9,515	$9,388

     On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At December 31, 2003, there were $1.7 million in outstanding letters of credit secured by this line of credit and no balance outstanding.

New Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity, or VIE, is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on our financial position and results of operations.

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

18.

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

19.

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

20.

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

     Of our revenues for the nine months ended December 31, 2003, 38.9% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with seven wafer foundries, two of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.

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

21.

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

     During the nine months ended December 31, 2003, our product sales by region were approximately 38.3% in North America, approximately 36.7% in Europe and the Middle East and approximately 25.0% in Asia and other regions. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

22.

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

23.

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

     At December 31, 2003, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

     Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not adequately effective. Our auditors, PricewaterhouseCoopers LLP, advised us that there are material weaknesses in our internal control. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q.These material weaknesses and other deficiencies in our internal control could materially adversely affect us.

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

24.

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

     We depend on independent subcontractors for the assembly and testing of our products. During the nine months ended December 31, 2003, the majority of our products were assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

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

25.

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

     In addition, approximately 16.4% of our revenues for the nine months ended December 31, 2003 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

26.

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

     Approximately 16.4% of our net revenues for the nine months ended December 31, 2003 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a substantial interest in our common stock.

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of February 5, 2004, approximately 20.4% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant influence over all matters requiring stockholder approval, including the election of the board of directors. Dr. Zommer’s holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

27.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

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

     Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their review of the results of our quarter ended December 31, 2003 and the performance of early audit procedures for the year March 31, 2004, have informed us of certain material weaknesses and reportable conditions. In the planning and performance of the review, PwC considered the internal controls in order to complete its review of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of December 31, 2003, other reportable conditions and/or material weaknesses may have come to the attention of PwC. The identified material weaknesses as a result of the PwC audit procedures are as follows:

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

     Certain of the material weaknesses and reportable conditions may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and reportable conditions and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2003, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes there are no material inaccuracies, or omissions of material facts necessary to make the statements made not misleading, in this Form 10-Q.

     We intend to implement changes to our internal controls in the future to address the material weaknesses and reportable conditions. We will consider implementation of the following, as well as other additional procedures:

•	designing and implementing procedures to strengthen our internal controls;

28.

•	reviewing our accounting systems with a view towards upgrading them; and

•	developing a strategy for formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. It is possible that additional changes will be made to our internal controls as a result of these efforts.

     To this end, during our fiscal quarter ended December 31, 2003, we started the preparation for compliance with the SEC’s rules for the internal control requirements included in Section 404.

     We have committed significant resources to address the internal control deficiencies identified to date. However, many of the salutary procedures and actions deemed desirable by management have not been implemented to date. It will take additional time to complete implementation and realize the benefits of our actions.

We are committed to ongoing periodic reviews of our controls and their effectiveness. In contrast to the evaluation made by PwC regarding our year ended March 31, 2003, PwC did not advise us that we have deficiencies in inventory accounting that it considers a material weakness when it reviewed our financial statements for the quarters ended September 30 and December 31, 2003. Management intends to continue to work towards a resolution of the remaining control deficiencies.

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

29.

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

30.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on November 21, 2003.

(c) At the Annual Meeting, the stockholders (i) elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”) and (ii) ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2004 (the “Auditor Proposal”). The votes on the two proposals were as follows:

Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld

Arnold Agbayani	26,384,574	2,963,519
Donald Feucht	26,868,007	2,480,086
Samuel Kory	26,870,674	2,477,419
S. Joon Lee	26,843,825	2,504,268
Nathan Zommer	26,384,395	2,963,698

Proposal 2: The Auditor Proposal

Votes in Favor:	26,494,886
Votes Against:	2,847,864
Abstentions:	5,343
Broker Non-Votes:	0

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits.

(b)	On October 30, 2003, we filed a Current Report on Form 8-K dated October 30, 2003 to furnish a press release announcing financial results for the second fiscal quarter ended September 30, 2003.

31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President, Finance and
Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2004

32.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant. (2)
31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.