Form 10-K
period 2004-03-31
IXYS CORP /DE/
filed 2004-06-14
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq National Market on September 30, 2003, was approximately $234,457,020. The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2004 was 32,924,821.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders, and other factors discussed below and under the caption “Risk Factors” in Item 7. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

PART I

Item 1.	IXYS Business

      We are a leading multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors and advanced mixed signal integrated circuits, or ICs. Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 500 watts of power.

      Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In fiscal 2004, power semiconductors constituted approximately 72.6% of our revenues, which included 31.4% from power MOS transistors and 41.2% from bipolar products.

      We design and sell integrated circuits, or ICs, that have applications in telecommunications, display products, and power management. In fiscal 2004, ICs constituted approximately 17.6% of our revenues.

      We also design and sell RF power, or radio frequency power, devices that switch electricity at the high rates required by circuitry that generates radio frequencies.

      IXYS’s power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for communications infrastructure applications such as wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications such as industrial transportation, robotics, automation, and process control equipment;

•	plasma display panels;

•	medical electronics for sophisticated applications, such as defibrillators and MRI and CT equipment; and

•	renewable energy sources like wind turbines and solar systems.

      Our mixed signal ICs are used in telecommunications products, central office switching equipment, customer premises equipment, set top boxes, remote meter reading equipment, security systems, organic light emitting diode, or OLED, and advanced liquid crystal displays, medical electronics and defense aerospace systems. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics.

      We design our products primarily for industrial and business applications, rather than for use in personal computers, or mobile phones. In fiscal 2004, we sold our products to over 2,000 customers worldwide. Our major customers include ABB, Astec, Delta Electronics, Eupec, General Electric, Guidant, Huawei, LG, Medtronics, Samsung, Siemens and Still. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, Hewlett-Packard, IBM, Motorola and Sun Microsystems.

      We are organized as a Delaware corporation. Our predecessor was incorporated in 1983.

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

      With the growth in telecommunications, data communications and wireless communications, the demand for analog and mixed signal ICs and RF power semiconductors has grown. Our mixed signal ICs address the interface between telecommunication and data communication components, both in the central office and in gateway applications, especially with the increased use of the Internet protocol, or IP. Our RF power semiconductors are used in wireless infrastructure and in other microwave communication applications. Technical advancement in the communication industries is expected to drive the demand for higher performance semiconductors.

Market Size And Trends

      The primary markets we serve are characterized by complex technological development and higher power level requirements. We believe the following key trends are driving the demand for our products:

      Growth in communications devices and infrastructure. The worldwide communications industry has experienced rapid growth in the last decade, fueled largely by growth in the Internet and in wireless communication, deregulation, competition, privatization and technological advances, including the convergence of voice, video and data communication. The proliferation of electronic devices and the infrastructure to support them is resulting in increasing power level requirements and the demand for greater power reliability, as well as the need for efficient solid state analog and mixed signal devices that address the interface between telecommunication and data communication components.

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

      Emergence of new applications in medical electronics. Continued advancements in medical technologies are resulting in more sophisticated medical electronic devices. Power semiconductors can greatly reduce the size of equipment and improve the precision of medical measurements and functionality. Power semiconductors have enabled cardiac defibrillators to become much smaller and more portable, improving the ability to install these devices in more non-medical establishments, such as airplanes and office buildings. Medical imaging systems, such as ultrasound and MRI, require high performance mixed signal ICs and RF power semiconductors to meet the technical requirements of the marketplace.

      Development of new technologies for power management. New technologies, such as the use of RF for nontraditional power applications, are opening new markets for power semiconductors. For example, RF based semiconductor production equipment is migrating to high frequency power MOS transistors from traditional RF tubes. Additionally, material science developments, such as gallium arsenide, are enabling the production of higher power density power management products, such as those required for wireless base stations.

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

      Demand for new display technologies. The demand for flat televisions and brighter and energy efficient displays for portable equipment drives the demand for our power MOS devices and display control ICs.

IXYS’s Strategy

      We focus on meeting the needs of the high power, high performance segment of the power semiconductor market, serving it with our advanced power and IC technologies. We have diversified our business to introduce products into new markets, with an objective to achieve faster revenue growth than our competitors, while stabilizing the business and providing sustained growth. We intend to continue building a leading position within our targeted segments of these markets by pursuing the following strategies:

      Maintain technological focus on high power, high performance markets. Our technological expertise enables us to focus on the high power, high performance markets. Due to technological complexities, fewer industry players compete in these markets, resulting in a more favorable competitive environment for us. We believe our technological expertise differentiates us from most of our competitors. This expertise encompasses a wide range of scientific disciplines and technical capabilities, including physics, mechanical engineering, chemistry, circuit design, material science and packaging. Using our technological expertise, we continually strive to introduce innovative products.

      Target rapid growth. We select the specific markets where we intend to compete by evaluating their potential growth, our ability to establish an advantage based upon our technological capabilities and the performance of competing products. For example, to capitalize on the power density and switching speed of our products, we entered the data communications segments of the communications infrastructure market. These segments include applications for wireless base stations, internet servers, storage area networks and plasma display products.

      Focus on niche markets. We focus on niche markets that are not adequately addressed by our larger competitors. Our larger competitors are often not flexible enough to address niche markets and smaller customers. We focus on these markets and customers, providing them with products configured to meet their specific needs.

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

      Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments. For example through the acquisition of Clare, Inc., we expanded our product offerings into the semiconductor segment of the market that replaces electromagnetic relays, or EMRs, with solid state relays, or SSRs. Clare’s semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and including product applications such as modem interfaces to the Internet, cable set top boxes, and voice over Internet protocol, or VOIP, applications. Our Micronix subsidiary has developed mixed-signal ASICs for the medical and military markets and for emerging flat panel displays based on OLEDs. Microwave Technology, our most recent acquisition, substantially increases our RF power products, with a product line of gallium arsenide devices that are useful in the amplification or reception of RF in wireless, medical, defense and space applications.

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

Power Semiconductors

      Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2004, power semiconductors constituted approximately 72.6% of our revenues, which included about 31.4% from power MOS transistors and about 41.2% from bipolar products. In fiscal 2003, power semiconductors constituted approximately 78.2% of our revenues, which included about 29.7% from power MOS transistors and about 48.5% from bipolar products. In fiscal 2002, power semiconductors constituted approximately 94.5% of our revenues, which included about 39.2% from power MOS transistors and about 55.3% from bipolar products.

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

Power MOSFETs.

      A power MOSFET, or metal oxide silicon field effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.

      Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 60 to 1,700 volts. Our power MOSFETs have on state resistance among the lowest available for a given die size and voltage. Lower on state resistance results in increased efficiency of a power semiconductor device. We believe that as the power requirements of workstations, servers and other computers increase as the result of larger and more powerful processors and memory systems, the designers of power supplies will increasingly demand higher power density. MOSFETs accommodate this need by providing higher power with higher efficiency and by reducing the physical size of the power supplies incorporated into such equipment.

IGBTs.

      IGBTs, or insulated gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them a more cost effective device for high energy applications than power MOSFETs.

      Since inception, we have been a leader in the development of IGBTs for high voltage applications. Our current products are focused on voltage applications ranging from 300 volts to 2,500 volts. Our IGBTs are used principally in AC motor drives, power systems and defibrillators.

Bipolar Products.

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

Gallium Arsenide Power Products.

      Our gallium arsenide, or GaAs, products are Schottky rectifiers, useful for high power density applications, such as power supplies for wireless communications base stations. Gallium arsenide offers higher frequency and higher temperature operation, enabling substantially greater power density than silicon-based solutions.

Integrated Circuits

      Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries, mixed signal application specific ICs designed for specific customers as well as standard products, and power management and control. ICs accounted for 1.4% of our revenues in fiscal 2002, 19.3% in fiscal 2003 and 17.6% in fiscal 2004.

Solid State Relays.

      We manufacture solid state relays, or SSRs, that isolate the low current communication signal from the higher power circuit, while also switching to control the flow of current. Our SSRs, which include high voltage analog components, optocouplers and integrated packages, are utilized principally in telecommunication and video and data communication applications, as well as instrumentation, industrial control, and aerospace and automotive applications.

DAA and LCAS integrated products.

      Data access arrangements, or DAAs, integrate a number of discrete components and are principally used in analog data communications that interface with telephone network applications. Our LitelinkTM products are DAAs for applications such as VOIP, wired communication lines and set top boxes. A line card access switch, or LCAS, is a solid state solution for a switching function traditionally performed by electromagnetic devices. Our LCAS products are used in central office switching applications to enable data and voice telephony.

Application Specific Integrated Circuits.

      We design high voltage, analog and mixed signal application specific integrated circuits, or ASICs, for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application specific standard products. In this regard, we have developed a family of integrated circuit column and row drivers for the organic light emitting diode, or OLED, display market.

Power Management and Control ICs.

      We also design and sell power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers for power MOSFETs and IGBTs. These ICs typically manage, control or regulate power semiconductors and the circuits and subassemblies that incorporate them.

RF Power

      Our RF power devices switch electricity at the high rates necessary to enable the amplification or reception of radio frequencies. Our products include field effect transistors, or FETs, pseudomorphic high electron mobility transistors, or PHEMTs and Gunn diodes. These products are principally gallium arsenide devices, which remain efficient at the high heat and energy levels inherent in RF applications.

Other Products

      We manufacture our proprietary direct copper bond, or DCB, substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost effectively provides excellent thermal transfer while maintaining high electrical isolation. This technology addresses thermal fatigue and die cracking problems encountered by manufacturers of power semiconductor modules utilizing traditional copper base plates. Additionally, we manufacture and sell laser diode drivers, high voltage pulse generators and modulators, and high power subsystems that are principally based on our high power semiconductor devices.

Customers and Applications

      Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. Our ICs are used mainly to interface with telecommunication lines, to control power semiconductors and to drive medical equipment and displays. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some applications served by these products and some representative customers.

Category	IXYS Products	End User Applications	Selected Customers

Power Conversion Systems	FRED IGBT Module MOSFET Rectifier IC Driver	SMPS and UPS for: Wireless base stations Internet facilities Storage Area Networks RF Generators	Delta Electronics Emerson Electric Tyco Power-One Schneider Group

Motor Drives	FRED IGBT Module MOSFET Thyristor IC Driver	Automation Robotics Process control equipment Machine tools Electric trains	ABB Eurotherm Rockwell International Siemens GE

Category	IXYS Products	End User Applications	Selected Customers

Medical Electronics	IGBT MOSFET Thyristor IC GaAs FET	Defibrillators Medical imaging devices Laser power supplies Ultrasound Hearing aids	GE Guidant Medtronic Philips St. Jude

Telecommunication	SSR LCAS GaAs FET DAA	Point of sale terminals Modems Set top boxes Wireless base stations Central office	Huawei Lucent Nortel NEC Cisco

Display	MOSFET IC driver	Plasma display panels OLED displays E-books	Samsung LG Electronics Philips Sony

      We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules. These customers include Infineon, International Rectifier, Powersem and Tyco.

Sales and Marketing

      We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2004, we employed 59 people in sales and marketing and customer support and service and used 41 sales representative organizations and 11 distributors in North and South America and 103 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 37% of net revenues in fiscal 2004, 36% of net revenues in fiscal 2003, and 41% of net revenues in fiscal 2002.

      In fiscal year 2004, United States sales represented approximately 33.1%, and international sales represented approximately 66.9%, of our net revenues. Of our international sales in fiscal year 2004, approximately 56.8% were derived from sales in Europe and the Middle East, approximately 38.4% were derived from sales in Asia and approximately 4.8% were derived from sales in the Americas other than the United States. No single end customer accounted for more than 10% of our net revenues in fiscal year 2004. For financial information about geographic areas for each of our last three fiscal years, see our Audited Consolidated Financial Statements, Note 15, Segment and Geographic Information provided elsewhere in this Annual Report on Form 10-K. We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. Additionally, we participate in industry trade shows on a regular basis. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

      We believe that we successfully compete in our markets because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power MOSFETs, IGBTs, SSRs, OLED driver ICs and direct bonded substrates. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors have a product lifetime of many years. Our research and development expenses were approximately $15.8 million in fiscal 2004, $12.8 million in fiscal 2003 and $5.7 million in fiscal 2002. As of March 31, 2004, we employed 105 people in engineering and research and development activities.

      We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing RF power MOSFETs and GaAs FETs;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing high efficiency solar cells;

•	developing higher power IGBT modules;

•	developing color OLED driver ICs;

•	developing power solid state relays; and

•	developing power management ICs based on our HVIC technology.

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

Patents

      As of March 31, 2004, we held 124 issued patents, of which 80 were issued in the U.S. and 44 were issued in international jurisdictions. As of March 31, 2004, we also held 124 pending patents, of which 59 were pending in the U.S. and 65 were pending in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.

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

Wafer Fabrication.

      We own an approximately 170,000 square foot facility in Lampertheim, Germany at which we fabricate all of our bipolar products. We also have an approximately 100,000 square foot facility in Chippenham, England where we fabricate the majority of our very high power devices; an approximately 83,000 square foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs, where we fabricate our SSR, DAA and LCAS products; and an approximately 30,000 square foot facility in Fremont, California, where we manufacture our gallium arsenide RF power semiconductors. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.

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

      Measured in dollars, we relied on external foundries for approximately 41.4% of our wafer fabrication requirements in fiscal year 2004, and our utilization of external foundries is expected to grow. We have arrangements with eight external wafer foundries, three of which provide the wafers for power semiconductors that we purchase from external foundries. Our principal external foundry is Samsung Electronics’s facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends almost two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities.

      Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in IC manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate leading edge ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or the cost of current equipment applying the latest technology. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of leading edge ICs.

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

      Most of our wafers are sent to independent subcontract assembly facilities. We have equipment at, or manufacturing supply arrangements with, assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 56.7% of our products are assembled at external assembly facilities, and the remainder are assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Backlog

      Our trade sales are made primarily pursuant to standard purchase orders that are booked months in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our customers. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times.

      In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

      We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered product. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations.

      At March 31, 2004, our backlog of orders was approximately $77.3 million, as compared with $49.8 million at March 31, 2003. Backlog represents firm orders expected to be shipped within the 12 months following March 31, 2004.

Employees

      At March 31, 2004, we employed 860 employees, of whom 105 were primarily engaged in engineering and research and development activities, 59 in marketing, sales and customer support, 637 in manufacturing and 59 in administration and finance. Of these employees, 116 hold engineering or science degrees, including 19 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

Item 2.	Properties

      Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	April 2006	Research and development, sales and distribution
Beverly, Massachusetts	83,000	September 2011	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2008	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Santa Clara, California	20,000	January 2009	Corporate headquarters, research and development, sales and distribution

(1)	Owned, not leased.

We believe that our current facilities will be adequate through at least fiscal year 2004 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms.

Item 3.	Legal Proceedings

      We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

      In 2002, the U.S. District Court entered a permanent injunction barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents and ruled that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees.

      We appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against us by the U.S. District Court. The Federal Circuit also vacated the final judgment in those proceedings upon which the U.S. District Court’s earlier damages award and injunction were based. The Federal Circuit’s actions meant that the U.S. District Court’s award of $27.2 million and attorneys fees in damages and the injunction against us were vacated as a matter of law. The Federal Circuit remanded the case to the U.S. District Court for further action consistent with its opinion.

      We believe our defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to our financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

      International Rectifier also contended that our importation into the United States of certain IXYS-designed MOSFET products manufactured for us by Samsung Electronics Co., Ltd. was in violation of a consent decree and injunction entered against Samsung in another lawsuit to which we were not a party. International Rectifier sought enforcement of the Samsung injunction against us and Samsung, a contempt citation and a fine. In 2002, the U.S. District Court decided, among other things, that we were bound by, and our devices were not excepted from, the Samsung injunction and that Samsung was in contempt of the injunction. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt and attorneys fees of $350,000. Under the order, if we were found to infringe, Samsung was liable for a net amount equal to $2.5 million. On March 19, 2004, the Federal Circuit reversed the contempt order against Samsung and vacated any factual findings contrary to the basis for the ruling. The Federal Circuit’s action meant that the award of $2.5 million in damages was vacated as a matter of law. The Federal Circuit’s actions in the Samsung matter were a final adjudication of the contempt proceedings.

      In August 2002, we filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of our patents. APT has denied our claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against us, claiming that we are infringing one of APT’s patents. The case is currently scheduled for trial in July 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

      The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by The Nasdaq National Market:

	High	Low

Fiscal year ending March 31, 2004
First Quarter	$8.70	$5.16
Second Quarter	$11.44	$6.02
Third Quarter	$10.55	$7.05
Fourth Quarter	$11.55	$8.02
Fiscal year ending March 31, 2003
First Quarter	$12.00	$4.68
Second Quarter	$5.78	$4.00
Third Quarter	$7.70	$4.01
Fourth Quarter	$7.38	$5.07

      The number of record holders of our common stock as of May 15, 2004 was 406.

Dividends

      To date, we have never declared or paid cash dividends.

Securities Authorized for Issuance under IXYS Equity Compensation Plans

      The information in the following table is as of March 31, 2004:

	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Issuance under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants and	Outstanding Options,	(excluding Securities
Plan Category	Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,248,449 (1)	$6.28	3,169,118
Equity compensation plans not approved by security holders	—	—	—

Total	5,248,449	$6.28	3,169,118

(1)	Includes options to purchase 439,275 shares of our common stock with a weighted average exercise price of $12.08 that were assumed in business combinations. It is our understanding that the stockholders of the acquired companies approved the plans from which these options were granted.

      On September 5, 2003, we consummated the acquisition of Microwave Technology, Inc. by merger. In exchange for the capital stock of Microwave Technology, Inc. we issued approximately 767,000 shares of our common stock and assumed options exercisable for approximately 26,000 shares of our common stock. The merger was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

Item 6.	Selected Financial Data

      The following selected consolidated financial information should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial

Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2004, 2003 and 2002 and the balance sheet data as of March 31, 2004 and 2003 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2001 and 2000 and the balance sheet data as of March 31, 2002, 2001 and 2000 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,

	2004	2003(1)	2002(2)	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$187,442	$136,111	$82,821	$111,389	$76,627
Cost of goods sold	143,948	107,371	56,918	69,967	49,290

Gross profit	43,494	28,740	25,903	41,422	27,337

Operating expenses:
Research, development and engineering	15,811	12,846	5,728	6,081	4,668
Selling, general and administrative	29,707	27,721	12,884	13,959	11,450
Restructuring charge	—	750	—	—	—

Total operating expenses	45,518	41,317	18,612	20,040	16,118

Operating income (loss)	(2,024)	(12,577)	7,291	21,382	11,219
Other income (expense):
Interest income (expense), net	310	720	1,318	1,030	(417)
Gain (loss) on foreign currency transactions	(821)	(1,249)	(46)	119	184
Litigation and associated expense	(2,843)	(4,716)	(4,635)	(738)	—
Other income (expense), net	(695)	(39)	(806)	115	(199)

Income (loss) before provision for income taxes	(6,073)	(17,861)	3,122	21,908	10,787
Benefit from (provision for) income taxes	1,641	5,716	(1,184)	(8,321)	(3,888)

Net income (loss)	$(4,432)	$(12,145)	$1,938	$13,587	$6,899

Net income (loss) per share — basic	$(0.14)	$(0.39)	$0.07	$0.54	$0.29

Weighted average shares used in per share calculation basic	32,434	30,889	26,745	25,239	23,970

Net income (loss) per share — diluted	$(0.14)	$(0.39)	$0.07	$0.49	$0.28

Weighted average shares used in per share calculation — diluted	32,434	30,889	29,004	27,774	24,826

(1)	During fiscal 2003, we completed our acquisition of Clare, Inc.

(2)	During fiscal 2002, we completed our acquisition of Westcode Semiconductors, Ltd.

	Year Ended March 31,

	2004	2003	2002	2001	2000

	(In thousands)
Selected Operating Data:
Gross profit margin	23.2%	21.1%	31.3%	37.2%	35.7%
Depreciation and amortization	$11,186	$9,297	$5,835	$3,409	$3,352
Balance Sheet Data:
Cash and cash equivalents	42,058	40,094	32,111	44,795	9,455
Working capital	96,246	95,425	81,399	82,007	30,345
Total assets	198,269	183,057	124,560	127,414	63,045
Total long-term debt	157	155	118	—	5,544
Total stockholders’ equity	145,531	138,809	95,219	92,724	30,897

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal ICs are at the interface of telecommunication components in the network and at the gateway to the network. Our mixed signal ASICs address the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

      Our RF power products enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

      In fiscal year 2004, United States sales represented approximately 33.1% and international sales represented approximately 66.9%, of our net revenues. Of our international sales, approximately 56.8% were derived from sales in Europe and the Middle East, approximately 38.4% were derived from sales in Asia and approximately 4.8% were derived from sales in the Americas other than the United States. No single end customer accounted for more than 10% of our net revenues in fiscal year 2004.

      In September 2003, we acquired Microwave Technology, Inc., a manufacturer of gallium arsenide RF power semiconductors. We issued approximately 767,000 shares and assumed options exercisable for approximately 26,000 shares. The products of Microwave Technology substantially increase our offerings and presence in RF power semiconductors.

Critical Accounting Policies and Significant Management Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

      Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances do not fluctuate significantly from period to period, and our returns provisions have historically been reasonably accurate.

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

      Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future demand as it relates to historical sale, and, if our projected demand is over estimated, we may be required to adjust our inventory value. Our inventories include high technology parts and components that are specialized in nature or subject to technological obsolescence. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical sales. We perform an analysis of inventory and compare the sales for the preceding year(s). To the extent we have inventory in excess of a pre-determined number of years, generally not more than 2 years, we recognize a write down for excess and obsolete inventory. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our inventory write downs may be materially different.

      Warranty. Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

      Valuation of Property, Plant, Equipment, and Intangible Assets. We regularly evaluate the recoverability of our property, plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

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

      For our nonrecurring engineering, or NRE, related to engineering work performed by our Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Micronix to perform engineering work for a fixed fee. Micronix records fixed-fee payments during the development phase from customers in accordance with Emerging Issues Task Force, or EITF, Abstracts 99-5, “Accounting for Pre-production Costs Related to Long-term Supply Arrangements.” Micronix records research and development costs as expenses are incurred. Micronix then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

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

      Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We allocate a portion of the total fair value to different reporting units based on discounted cash flows. We then compare the resulting fair values of our reporting units to their respective net book values, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognized a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2004. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of this first step.

      Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

      Defined Benefit Plans. We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Results of Operations

      The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year.

	Years Ended March 31,

		% Increase from		% Increase from
	2004	2003 to 2004	2003	2002 to 2003	2002

Net revenues	$187,442	37.7	$136,111	64.3	$82,821
Cost of goods sold	143,948	34.1	107,371	88.6	56,918

Gross profit	43,494	51.3	28,740	11.0	25,903

Operating expenses:
Research, development and engineering	15,811	23.1	12,846	124.3	5,728
Selling, general and administrative	29,707	7.2	27,721	115.2	12,884
Restructuring charge	—	NM	750	NM	—

Total operating expenses	45,518	10.2	41,317	122.0	18,612

NM indicates not meaningful.

      The following table sets forth certain financial data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,

	2004	2003	2002
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	76.8	78.9	68.7

Gross profit	23.2	21.1	31.3

Operating expenses:
Research, development and engineering	8.4	9.4	6.9
Selling, general and administrative	15.8	20.4	15.6
Restructuring charge	—	0.6	—

Total operating expenses	24.2	30.4	22.5

Operating income (loss)	(1.0)	(9.3)	8.8
Other expense, net	(2.2)	(3.9)	(5.0)

Income (loss) before provision for (benefit from) income tax	(3.2)	(13.2)	3.8
Benefit from (provision for) income tax	0.9	4.2	(1.4)

Net income (loss)	(2.3)	(9.0)	2.4

Revenues.

      The increase in net revenues from fiscal 2003 to fiscal 2004 is primarily related to increased sales to traditional markets, the inclusion of revenues from acquired entities and the addition of revenues from new markets, including the plasma display panel market. The growth in revenues includes an approximate 27.0% increase in units shipped in fiscal 2004 in our traditional markets as compared to fiscal 2003, offset in part by an approximate 3.2% decrease in average selling prices across our traditional markets. The increase in net revenues from fiscal 2002 to fiscal 2003 is primarily due to the inclusion of revenues from acquired entities and includes an approximate 3.4% increase in units shipped in fiscal 2003 in our traditional markets as compared to fiscal 2002 and an approximate 4.1% increase in average selling prices across our traditional markets.

Gross Profit.

      Gross profit in terms of dollars increased from fiscal 2003 to fiscal 2004 primarily as a result of the related increase in revenues. As a percentage of revenues, margins improved from fiscal 2003 to fiscal 2004 principally because of the addition of higher margin RF power product lines, partially offset by provisions for excess and obsolete inventory and scrap. In addition, the 2004 gross margin was negatively impacted by changes in the product mix, since much of our sales in new markets had lower gross margins. Gross profit increased from fiscal 2002 to fiscal 2003 primarily due to the addition of revenue from acquired entities. The decrease in margin from fiscal 2002 to fiscal 2003 was primarily due to a $7.3 million write down of excess inventories and an increase in unabsorbed manufacturing overhead from acquired entities, offset by an approximate 4.1% increase in average selling prices across our traditional markets.

Research, Development and Engineering.

      From fiscal 2003 to fiscal 2004, research, development and engineering expenses increased as we funded additional development projects to support our growth in revenues, but declined as a percentage of revenues due to our revenue growth. Although we expect an increase in research, development and engineering expenses as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues. In fiscal 2003 as compared to fiscal 2002, the dollar and percentage increases were due to the addition of the Clare and Westcode engineering teams.

Selling, General and Administrative.

      In fiscal 2004, our selling, general and administrative expenses increased, principally due to an increase in sales commissions corresponding to our growth in revenues, expenses associated with the implementation of mandated internal controls and writeoffs for vacated offices. Selling, general and administrative expenses declined as a percentage of revenues from fiscal 2003 to fiscal 2004 principally as a result of our continuing efforts to control costs, combined with the impact of our growth in revenues. While selling, general and administrative expenses may increase in future periods, we do not expect a material increase in such expenses when expressed as a percentage of revenue. The dollar and percentage increases in fiscal 2003 as compared to fiscal 2002 were caused mainly by the acquisition of Clare and Westcode.

Restructuring.

      In June 2002, we adopted a corporate restructuring program to reduce expenses and preserve our cash. The restructuring mainly related to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consists mainly of involuntary employee separation costs of $750,000, was recorded in operating expense during fiscal 2003. The separation cost was for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

Other Expense, Net.

      Other expense, net, including loss on foreign currency transactions and interest income (expense), in fiscal 2004 was $4.0 million, as compared to $5.3 million in fiscal 2003 and $4.2 million in fiscal 2002. Other expense, net decreased in fiscal 2004 due to a decrease in litigation associated expenses and a decrease in foreign currency transaction losses. Other expense, net increased in fiscal 2003 primarily due to the fluctuation in the Euro and UK pound sterling against the US dollar.

Benefit from (Provision For) Income Taxes.

      In fiscal 2004, the benefit from income taxes reflected an effective tax rate of 27%, as compared to a benefit from income taxes reflecting an effective tax rate of 32% in fiscal 2003. The lower tax benefit rate for fiscal 2004, as compared to 2003, was primarily related to an increase in the state and foreign tax provisions. The lower tax benefit rate for fiscal 2003, as compared to fiscal 2002, was primarily related to income tax allowances related to losses incurred in certain foreign jurisdictions.

Liquidity and Capital Resources

      Cash and Cash Equivalents. As of March 31, 2004, cash and cash equivalents were $42.1 million, as compared to $40.1 million at March 31, 2003 and $32.1 million at March 31, 2002. The increase in cash and cash equivalents during fiscal 2004 was primarily due to cash generated by operations. The increase in cash and cash equivalents during fiscal 2003 was primarily due to cash received in the acquisition of Clare. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

      Cash flows from operating activities. Net cash provided by operating activities in fiscal 2004 was $5.7 million, as compared to $2.4 million in fiscal 2003 and $2.2 million in fiscal 2002. The principal working capital use of cash was to fund accounts receivable. Accounts receivable increased from March 31, 2003 to March 31, 2004 by 54.3%, primarily due to higher revenues. No one customer accounted for more than 10% of our revenues during fiscal 2004 or 10% of our receivables at March 31, 2004. Our inventory at March 31, 2004 was largely unchanged from March 31, 2003, decreasing 2.3% from year to year. During fiscal 2003, working capital was principally used to fund increases in receivables and inventory, primarily due to the acquisition of

Clare and increasing revenues. In fiscal 2002, working capital was principally used to increase inventory, as receivables declined with reduced revenues.

      Cash flows from investing activities. We used $3.2 million in net cash for investing activities during fiscal 2004, as compared to $2.0 million provided by investing activities in fiscal 2003 and $15.8 million used for investing activities in fiscal 2002. During fiscal 2004, we spent $4.9 million in capital expenditures, as compared to $5.5 million in 2003 and $7.5 million in 2002. We expect capital expenditures during fiscal 2005 to continue at about the same level as it has been for the past three fiscal years. Our fiscal 2003 cash flows for investing activities reflected the cash acquired with Clare, while our fiscal 2002 cash flows for investing activities reflected the cash used to acquire Westcode.

      Cash flows from financing activities. For 2004, net cash used in financing activities was $1.1 million, as compared to net cash provided by financing activities of $2.7 million in fiscal 2003 and $1.1 million in fiscal 2002. During the three years, we used cash from financing activities principally to pay capital lease obligations. In fiscal 2004, sources of cash from financing activities included the exercise of stock options and proceeds from purchases under the employee stock purchase plan. In fiscal 2003, the principal sources of cash from financing activities were proceeds from capital lease obligations and loans; while in fiscal 2002, the principal source was proceeds from capital lease obligations.

      Lines of credit. Another potential source of liquidity is borrowings under existing lines of credit. At March 31, 2004, we had available credit aggregating $4.3 million.

      Debt. At March 31, 2004, our debt, consisting of capital lease obligations, notes payable to bank and loan payable was $7.3 million, representing 17.4% of our cash and cash equivalents and 5.0% of our stockholders equity. Over the past three fiscal years, satisfying our payment obligations for debt has not materially affected our ability to fund our operating needs.

      As of March 31, 2004, we had $42.1 million in cash and cash equivalents. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facilities will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Disclosures about Contractual Obligations and Commercial Commitments

      Details of our contractual obligations and commitments as of March 31, 2004 to make future payments under contracts are set forth below:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short Term Debt Obligations	$800	$800	$—	$—	$—
Capital Lease Obligations	6,351	3,447	2,818	86	—
Operating Lease Obligations	15,946	4,151	3,140	2,176	6,479
Pension Obligations	12,059	706	1,791	1,844	7,718
Purchase Obligations	5,832	5,832	—	—	—
Other Liabilities	157	—	—	—	157

Total	$41,145	$14,936	$7,749	$4,106	$14,354

      On September 22, 2000, IXYS Corporation entered into a guaranty for $5.0 million in favor of Commerzbank AG to obtain a line of credit granted by Commerzbank AG to IXYS Semiconductor GmbH. At March 31, 2004, the line of credit was $5.0 million.

New Accounting Standards

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made: as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; in connection with other FASB projects dealing with financial instruments; and in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. We adopted SFAS No. 149 during 2003. The adoption of SFAS No. 149 will not have a material impact on our financial position and results of operations.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during 2003. The adoption of this standard did not have a material impact on our financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

      In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. We adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

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

      Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	market acceptance of our products;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity;

•	the amount and timing of investments in research and development;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product warranties and returns.

      As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We have experienced operating losses, and we may experience additional declines in revenues and operating losses in the future.

      Our historical financial results have been, and our future financial results are anticipated to be subject to substantial fluctuations. We incurred net losses of $4.4 million and $12.2 million in 2004 and 2003, respectively. Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience declines in revenue and operating losses in the future. In order to return to profitability, we must successfully implement our business plan, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to return to profitability or that we will be able to sustain our profitability, if achieved.

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

Our gross margin is dependent on a number of factors, including our level of capacity utilization.

      Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. We have attempted to match production with anticipated customer demand. As a percentage of revenues, gross margin was 23.2% for 2004, compared to 21.2% for 2003, and 31.3% in 2002. Increased competition and other factors may lead to price erosion, lower revenues and lower margins for us in the future.

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

      As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million plus attorney fees and issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products. The United States Court of Appeals for the Federal Circuit vacated these rulings and remanded the litigation to the U.S. District Court for further action consistent with the opinion of the Federal Circuit. The litigation is expected to continue at the U.S. District Court and could result in another damages award and injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Item 3. Legal Proceedings” provided elsewhere in this Annual Report on Form 10-K.

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

      Of our revenues in fiscal year 2004, 41.4% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with eight wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.

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

      During fiscal year 2004, our product sales by region were approximately 36.3% in North America, approximately 38.0% in Europe and the Middle East and approximately 25.7% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in

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

      Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds and Euros. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant impact on our balance sheet and results of operations, including our net income. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

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

      Many of our products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the customer’s decision to manufacture the designed product in production quantities, the commercial success of the customer’s product and the extent to which the design of the customer’s electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. We may not achieve design wins or our design wins may not result in future revenues.

Because our products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of revenues.

      The time from initiation of design to volume production of new semiconductors often takes 18 months or longer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which may last an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

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

      At March 31, 2004, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

Our future success depends on the continued service of management and key engineering personnel and our ability to identify, hire and retain additional personnel.

      Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and finance personnel, and to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our president and chief executive officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. Competition is especially intense in the Silicon Valley, where our principal U.S. design facilities for power semiconductors and RF power semiconductors are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. Our anticipated growth is expected to place increased demands on our resources, and will likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Our disclosure controls and procedures need improvement and are not adequately effective.

      Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures needed improvement and were not adequately effective. Our auditors, PricewaterhouseCoopers LLP, advised us of a material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures” elsewhere in this Form 10-K. The material weakness in our internal control over financial reporting could materially adversely affect us.

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

      We depend on independent subcontractors for the assembly and testing of our products. During fiscal year 2004, the great majority of our products were assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

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

      We also typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our external suppliers and foundries, we may order materials or production in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write downs if expected orders fail to materialize.

We may not be able to acquire additional production capacity to meet the present and future demand for our products.

      The semiconductor industry has been characterized by periodic limitations on production capacity. Although we may be able to obtain the capacity necessary to meet present demand, if we are unable to increase our production capacity to meet possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.

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

      From time to time we access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by our existing capital structure, our credit ratings, and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms.

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

      In addition, approximately 14.9% of our revenues in fiscal year 2004 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

      Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

Business interruptions may damage our facilities or those of our suppliers.

      Our operations are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our corporate headquarters in California is located near major earthquake fault lines and has experienced earthquakes in the past. California also has been subject to shortages of electrical power and is subject to power outages. If power outages occur, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

We face the risk of financial exposure to product liability claims alleging that the use of products that incorporate our semiconductors resulted in adverse effects.

      Approximately 14.9% of our net revenues in fiscal year 2004 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices, or in any other product, could result in significant recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.

      Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of May 15, 2004, approximately 20.3% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management” provided elsewhere in this Annual Report on Form 10-K.

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

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we have on occasion utilized derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We place our investment portfolio primarily in debt instruments of the United States government and high quality corporate issuers. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may product less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

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

      During the year ended March 31, 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. The impact on the fair market value of our securities and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end each of fiscal 2004 and 2003 would not have been significant.

      International revenues from our foreign subsidiaries were approximately 46.2% of total revenues in fiscal year 2004. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our foreign subsidiaries also incur most of their expenses in the local currency. Certain of our foreign subsidiaries use their respective local currencies as their functional currency.

      Although we have entered into a limited number of foreign exchange forward contracts to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. The foreign exchange forward contracts we have entered into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

      It is possible that our future financial results could be directly affected by changes in foreign currency exchange rates, and the prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar, the Euro or the British pound rises in comparison to the local currency, which may make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar, the Euro or the British pound could make our products less competitive in foreign markets. A hypothetical 10% adverse change in the value of the Euro against the U.S. dollar and the British pound against the U.S. dollar would have had the effect of reducing our annual net income as of the end of each of fiscal 2004 and 2003 by an amount less than $1.0 million.

      Because of the operation of the foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

      Our financial statements required by this Item are set forth at the pages indicated in the accompanying index.

IXYS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of IXYS Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
May 18, 2004

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,058	$40,094
Restricted cash	1,141	2,748
Accounts receivable, net of allowance for doubtful accounts of $2,654 in 2004 and $3,169 in 2003	33,131	21,475
Inventories	48,055	49,162
Prepaid expenses and other current assets	1,710	943
Deferred income taxes	7,769	10,285

Total current assets	133,864	124,707
Property, plant and equipment, net	26,369	28,715
Other assets	7,310	5,655
Deferred income taxes	9,503	2,563
Goodwill	21,223	21,417

Total assets	$198,269	$183,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,447	$3,238
Notes payable to bank	800	700
Accounts payable	15,277	11,177
Accrued expenses and other liabilities	18,094	14,167

Total current liabilities	37,618	29,282
Capitalized lease obligations, net of current portion	2,904	4,887
Loan payable	157	155
Pension liabilities	12,059	9,924

Total liabilities	52,738	44,248

Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,018,675 issued and 32,923,373 outstanding in 2004 and 31,957,182 issued and 31,861,880 outstanding in 2003	331	320
Additional paid-in capital	151,074	144,835
Deferred compensation	(10)	(26)
Notes receivable from stockholders	(1,388)	(913)
Accumulated deficit	(10,750)	(6,318)
Accumulated other comprehensive income	6,721	1,358
Less cost of treasury stock: 95,302 common shares in 2004 and 2003	(447)	(447)

Total stockholders’ equity	145,531	138,809

Total liabilities and stockholders’ equity	$198,269	$183,057

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues	$187,442	$136,111	$82,821
Cost of goods sold	143,948	107,371	56,918

Gross profit	43,494	28,740	25,903

Operating expenses:
Research, development and engineering	15,811	12,846	5,728
Selling, general and administrative	29,707	27,721	12,884
Restructuring	—	750	—

Total operating expenses	45,518	41,317	18,612

Operating income (loss)	(2,024)	(12,577)	7,291
Other income (expense):
Interest income	615	910	1,509
Interest expense	(305)	(190)	(191)
Loss on foreign currency transactions	(821)	(1,249)	(46)
Litigation and associated expense	(2,843)	(4,716)	(4,635)
Other income (expense)	(695)	(39)	(806)

Income (loss) before income tax	(6,073)	(17,861)	3,122
Benefit from (provision for) income tax	1,641	5,716	(1,184)

Net income (loss)	$(4,432)	$(12,145)	$1,938

Net income (loss) per share — basic	$(0.14)	$(0.39)	$0.07

Weighted average shares used in per share calculation — basic	32,434	30,889	26,745

Net income (loss) per share — diluted	$(0.14)	$(0.39)	$0.07

Weighted average shares used in per share calculation — diluted	32,434	30,889	29,004

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Net income (loss)	$(4,432)	$(12,145)	$1,938
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,915	2,530	81

Comprehensive income (loss)	$517	$(9,615)	$2,019

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Retained		Accumulated
			Additional	Receivable	Earnings		Other		Total
			Paid-In	from	(Accumulated	Deferred	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit)	Compensation	Loss	Stock	Equity

	(In thousands)
Balances, March 31, 2001	26,642	$267	$91,875	$(823)	$3,889	$—	$(2,482)	$(2)	$92,724
Exercise of stock options	196	2	598	—	—	—	—	—	600
Issuance of common stock under Employee Stock Purchase Plan	44	1	312	—	—	—	—	—	313
Repurchase of common stock	(75)	—	—	—	—	—	—	(445)	(445)
Issuance of notes receivable	—	—	—	(30)	—	—	—	—	(30)
Foreign currency translation adjustments	—	—	—	—	—	—	119	—	119
Net income	—	—	—	—	1,938	—	—	—	1,938

Balances, March 31, 2002	26,807	270	92,785	(853)	5,827	—	(2,363)	(447)	95,219
Exercise of stock options	130	1	443	—	—	—	—	—	444
Issuance of common stock under Employee Stock Purchase Plan	31	—	207	—	—	—	—	—	207
Issuance of common stock for the acquisition of Clare, Inc.	4,894	49	51,350	—	—	—	—	—	51,399
Interest accrued on notes receivable	—	—	—	(60)	—	—	—	—	(60)
Deferred compensation	—	—	50	—	—	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	24	—	—	24
Foreign currency translation adjustments	—	—	—	—	—	—	3,721	—	3,721
Net loss	—	—	—	—	(12,145)	—	—	—	(12,145)

Balances, March 31, 2003	31,862	320	144,835	(913)	(6,318)	(26)	1,358	(447)	138,809
Exercise of stock options	233	2	841	—	—	—	—	—	843
Issuance of common stock under Employee Stock Purchase Plan	62	1	561	—	—	—	—	—	562
Issuance of common stock for the acquisition of Microwave Technology, Inc.	767	8	4,348	—	—	—	—	—	4,356
Interest accrued on notes receivable	—	—	475	(475)	—		—	—	—
Deferred compensation	—	—	14	—	—	(14)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	30	—	—	30
Foreign currency translation adjustments	—	—	—	—	—	—	5,363	—	5,363
Net loss	—	—	—	—	(4,432)	—	—	—	(4,432)

Balances, March 31, 2004	32,924	$331	$151,074	$(1,388)	$(10,750)	$(10)	$6,721	$(447)	$145,531

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,432)	$(12,145)	$1,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,186	9,297	5,835
Provision for accounts receivable	1,433	8,024	7,029
Provision for excess and obsolete inventories	2,057	7,258	790
(Gain) loss on disposal of fixed assets	4	240	287
(Loss) gain on foreign currency transactions	670	(1,713)	(318)
Deferred income taxes	(4,424)	(3,067)	861
Changes in operating assets and liabilities:
Accounts receivable	(10,434)	(6,799)	6,445
Inventories	2,253	2,987	(8,574)
Prepaid expenses and other current assets	144	89	(71)
Other assets	(618)	(1,742)	1,140
Accounts payable	2,096	(527)	(7,356)
Accrued expenses and other liabilities	4,828	379	(5,603)
Pension liabilities	916	123	(252)

Net cash provided by operating activities	5,679	2,404	2,151

Cash flows from investing activities:
Restricted cash decrease (increase)	1,607	(321)	182
Purchases of plant and equipment	(4,901)	(5,491)	(7,502)
Acquisition of Microwave Technology, Inc., net of cash acquired	143	—	—
Acquisition of Westcode Semiconductor, Ltd., net of cash acquired	—	—	(8,529)
Acquisition of Clare, Inc., net of cash acquired	—	7,843
Other	—	—	6

Net cash provided by (used in) investing activities	(3,151)	2,031	(15,843)

Cash flows from financing activities:
Proceeds from capital lease obligations	1,222	2,981	4,249
Principal payments on capital lease obligations	(3,918)	(2,928)	(2,734)
Repayment of notes payable to bank	(10)	—	(54)
Issuance of loans	—	—	(926)
Proceeds from notes receivables	212	—	99
Proceeds from loans	—	1,931	—
Proceeds from issuance of common stock under the employee stock purchase plan	562	207	313
Proceeds from exercise of stock options	843	506	600
Purchase of treasury stock	—	—	(445)

Net cash provided by (used in) financing activities	(1,089)	2,697	1,102

Effect of foreign exchange rate fluctuations on cash and cash equivalents	525	851	(94)

Net increase (decrease) in cash and cash equivalents	1,964	7,983	(12,684)
Cash and cash equivalents at beginning of year	40,094	32,111	44,795

Cash and cash equivalents at end of year	$42,058	$40,094	$32,111

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$138	$—	$191
Cash paid during the period for income taxes	$108	$1,256	$3,694
Accrued interest on notes receivable	$476	$60	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Purchase of fixed assets under capital lease	$683	$116	$621
Common stock issued for Microwave Technology, Inc. net assets	$4,356	—	$—
Common stock issued for Clare, Inc. net assets	$—	$51,399	$—

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:

      IXYS Corporation (“IXYS” or the “Company”) designs, develops, manufactures and markets power semiconductors and digital and analog integrated circuits (“ICs”). Power semiconductors are used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (“UPS”) and switch mode power supplies (“SMPS”)) and medical electronics. IXYS’s power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS’s target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. IXYS’s power semiconductors include power metal oxide silicon field effect transistors (“Power MOSFETs”), insulated gate bipolar transistors (“IGBTs”), thyristors and rectifiers, including fast recovery epitaxial diodes (“FREDs”). IXYS’s ICs include solid state relays (“SSRs”) for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and power MOSFET and IGBT drivers.

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

Foreign Currency Translation:

      The local currency is considered to be the functional currency of IXYS’s wholly owned international subsidiaries, IXYS Semiconductor GmbH (“IXYS GmbH”), IXYS Berlin GmbH (“IXYS Berlin”) and Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH, IXYS Berlin and Westcode into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of non-operating income and expense.

Cash Equivalents:

      IXYS considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Reclassifications:

      Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported results of operations or stockholders’ equity.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories:

      Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are stated at the lower of cost or market value. Inventory cost is computed on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally 12 to 24 months. Inventories in excess of saleable amounts are not valued.

Property, Plant and Equipment:

      Property, plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to five years for equipment and twenty years for plant. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations.

      IXYS evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which IXYS operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Goodwill and Other Intangible Assets:

      Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” IXYS is required to perform an annual impairment test for goodwill. SFAS No. 142 requires IXYS to compare the fair value of the Company to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows.

      Other intangible assets are recorded at cost and amortized over periods ranging from 3 months to 6 years.

Revenue Recognition:

      Revenue from power semiconductor and IC product sales is recognized upon shipment, provided that a signed purchase order was received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical returns and discounts, current economic trends and changes in customer demand. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Reserves for warranties are recorded at the time of shipment for amounts necessary to replace or repair products during the warranty period, which is generally one year.

      Revenue from nonrecurring engineering, or NRE, relating to engineering work performed for a fixed fee to design chip prototypes that will later be used to produce required units, is recognized in accordance with Emerging Issues Task Force (“EITF”) Abstracts 99-5, “Accounting for Pre-production Costs Related to

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Supply Arrangements.” The Company records research and development costs as expenses are incurred and then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

Foreign Exchange Contracts:

      Although the majority of IXYS’s transactions are in U.S. Dollars, IXYS enters into currency forward contracts to manage foreign currency exchange risk associated with its operations. From time to time, IXYS purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed three months. IXYS does not purchase short-term forward exchange contracts for trading purposes. The Company elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations.

Warranty:

      IXYS accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. IXYS’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. IXYS analyzes historical claims compared to historical revenue in evaluating the adequacy of the warranty allowance. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the warranty liability for the years ended March 31, 2004 and 2003 follows (in thousands):

	March 31,

	2004	2003

Warranty accrual at the beginning of the year	$600	$600
Accruals for warranties issued during the year	816	567
Settlements made during the year	(638)	(480)
Translation adjustment	78	(87)

Warranty accrual at the end of the year	$856	$600

Defined Benefit Plans:

      IXYS maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties.

Advertising:

      IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2004, 2003 and 2002 was $408,000, $657,000 and $299,000, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development:

      Research and development costs are charged to operations as incurred.

Income Taxes:

      IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Other Income and Expense:

      Other income and expense primarily consists of legal expenses, gains and losses on foreign currency transactions, interest income and expense and gains and losses on sales of fixed assets.

Net Income (Loss) Per Share:

      Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of options into common stock. The calculation of dilutive net income (loss) per share excludes potential shares if their effect is anti-dilutive; that is, when the exercise price of the option exceeds the market price. Potential shares consist of incremental common shares issuable upon the exercise of stock options.

Recent Accounting Pronouncements:

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. We adopted SFAS No. 149 during 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position and results of operations.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during 2003. The adoption of this standard did not have a material impact on our financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

      In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” effective for fiscal years beginning after December 15, 2003, subject to certain exemptions. SFAS 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company believes that the adoption of this standard will not have a material impact on the statement of operations.

Comprehensive Income:

      IXYS’s foreign currency translation adjustments represent the only component of comprehensive income that is excluded from net income (loss) for 2004 and prior years.

Business Risks:

Dependence on Third Parties for Wafer Fabrication and Assembly:

      IXYS manufactures approximately 59% of its wafers, an integral component of its products, in its wholly owned facilities in Germany, the UK, Massachusetts and California. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dependence on Suppliers:

      IXYS purchases silicon wafers from three vendors with whom IXYS does not have long term supply agreements. Any of these suppliers could terminate their relationship with IXYS at any time. IXYS’s reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

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

      At March 31, 2004 and 2003, no customer accounted for greater than 10% of accounts receivable.

      Financial instruments that potentially subject IXYS to credit risk comprise principally cash, investments and trade accounts receivable. IXYS invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically by management to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market accounts and corporate instruments of similar liquidity and credit quality.

Fair Value of Financial Instruments:

      Carrying amounts of certain of IXYS’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes payable to bank, loans payable and notes receivable from shareholders approximate fair value.

Stock-Based Compensation Plans:

      IXYS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’s policy is to grant options with an exercise price equal to the quoted market price of IXYS’s stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

      Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in fiscal years 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, IXYS’s net

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and net income (loss) per share for fiscal years 2004, 2003 and 2002 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2004	2003	2002

Net income (loss)	$(4,432)	$(12,145)	$1,938
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(2,580)	(2,366)	(1,719)

Pro forma net income (loss)	$(7,012)	$(14,511)	$219

As reported net income (loss) per share — basic	$(0.14)	$(0.39)	$0.07

Pro forma net income (loss) per share — basic	$(0.22)	$(0.47)	$0.01

As reported net income (loss) per share — diluted	$(0.14)	$(0.39)	$0.07

Pro forma net income (loss) per share — diluted	$(0.22)	$(0.47)	$0.01

3.	Acquisitions

Microwave Technology, Inc.:

      On September 5, 2003, IXYS completed its acquisition of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT expanded the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products. In connection with the acquisition, (a) approximately 767,000 shares of IXYS common stock were issued, and (b) options exercisable for approximately 26,000 shares of IXYS common stock were assumed. The estimated total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Estimated direct merger cost	321

Total purchase price	$4,677

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IXYS has finalized the fair values of identifiable intangible assets acquired. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair value of tangible assets acquired:
Current assets	$2,182
Deferred tax assets — short term	559
Plant and equipment	91

2,832

Amortizable intangible assets:		Estimated useful lives

Core technology	300	5 to 6 years
Existing technology	1,300	5 to 6 years
Contract and related customers’ relationships	400	5 to 6 years
Tradename	200	5 to 6 years
Backlog	200	3 to 6 months

	2,400
Total assets acquired	5,232
Fair value of liabilities assumed	(2,415)

Net assets acquired	2,817
Goodwill	1,860

Total purchase price	$4,677

Pro Forma Disclosure (in thousands, except per share data):

      The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2003. On a pro forma basis, the results of operations of MwT for the year ended March 31, 2004 are consolidated with IXYS results for the same periods. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period, or of results which may occur in the future.

Year
Ended
March 31,

2004

Net revenue	$189,826
Net loss	$(6,627)
Net loss per share — basic	$(0.20)
Net loss per share — diluted	$(0.20)
Weighted-average shares used in per share calculation — basic	32,753
Weighted-average shares used in per share calculation — diluted	32,753

Clare, Inc.:

      On June 10, 2002, IXYS completed its acquisition of Clare, Inc. (“Clare”). The acquisition of Clare was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to receive 0.49147 of a share of IXYS common stock, which resulted in the issuance of approximately 4.9 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock, resulting in the assumption of options exercisable for approximately 1.0 million shares of IXYS common stock. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of Clare’s options assumed by IXYS	3,741
Merger cost	1,676

Total purchase price	$53,075

      IXYS has finalized the fair values of identifiable intangible assets acquired and plant and equipment. Replacement cost has been used to determine the fair value of the plant and equipment acquired. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair Value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	4,796
Plant and equipment	10,271
Other assets	111

40,039

Amortizable intangible assets:		Estimated useful lives

Core technology	2,700	5 to 6 years
Tradename/trademarks	900	3 years
Other	715	3 months to 6 years

	4,315
Total assets acquired	44,354
Fair value of liabilities assumed	(8,746)

Net assets acquired	35,608
Goodwill	17,467

Total purchase price	$53,075

Pro Forma Disclosure (in thousands, except per share data):

      The following unaudited pro forma combined amounts give effect to the acquisition of Clare as if the acquisition had occurred on April 1, 2002. On a pro forma basis, the results of operations of Clare for the year ended March 31, 2003 are consolidated with IXYS results for the same periods. The pro forma amounts do

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results that may occur in the future.

Year Ended March 31,

2003

(Unaudited)
Net revenue	$142,568
Net loss	$(19,938)
Net loss per share — basic	$(0.63)
Net loss per share — diluted	$(0.63)
Weighted-average shares used in per share calculation	31,845

Westcode Semiconductors Limited:

      On January 22, 2002, IXYS completed its acquisition of Westcode, a power semiconductor manufacturer based in the United Kingdom. Westcode manufactures high voltage power semiconductors. The primary reason for IXYS acquiring Westcode was to provide IXYS with access to higher voltage market segments, especially in Europe, and to acquire a skilled manufacturing workforce. The acquisition has been accounted for as a purchase with a total cost of $9,260,000, which consisted of cash consideration of $9,000,000 and $260,000 of direct transaction costs. In connection with the acquisition, IXYS also assumed liabilities of $7,482,000. Intangible assets acquired were not material. The assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. The excess of fair value of net assets acquired over costs has been allocated to proportionately reduce the fair values of plant and equipment. The effects of the acquisition on IXYS’s financial statements are not material.

4.	Restructuring:

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

March 31, 2003

Accruals for restructuring cost	$750
Less: Amount paid	(750)

Balance, March 31, 2003	$—

5.	Goodwill and Intangible Assets:

      Effective as of the beginning of the first quarter of fiscal year 2003, the Company completed the adoption of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No, 142, the Company discontinued amortizing the remaining balance of goodwill as of the beginning of the Company’s fiscal year 2003. The effect of this accounting change was reflected prospectively and was not material to the results of operations in 2004 and 2003. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based-approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144,

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continues to assess the value of its long-lived assets, which could result in an impairment charge in the future. The Company completed a goodwill impairment review in fiscal year 2004 and found no impairment. Had SFAS No. 142 been retroactively applied, the effect of excluding goodwill amortization expense would have been as follows (in thousands, except per share amounts):

Year
Ended
March 31,

2002

Reported net income	$1,938
Add back: Goodwill amortization	235

Adjusted net income	$2,173

Basic earnings per share:
Reported net income per share — basic	$0.07
Goodwill amortization	0.01

$0.08

Diluted earnings per share:
Reported net income per share — diluted	$0.07
Goodwill amortization	0.01

$0.08

6.	Balance Sheet Details:

Allowance for Doubtful Accounts Movement (in thousands):

	Balance at				Balance at
	Beginning			Translation	End of
	of Period	Additions	Deductions	Adjustments	Period

Allowance for doubtful accounts
Year ended March 31, 2004	$3,169	$1,433	$(2,021)	$73	$2,654
Year ended March 31, 2003	$1,045	$8,024	$(5,982)	$82	$3,169
Year ended March 31, 2002	$2,823	$7,029	$(8,805)	$(2)	$1,045

Inventories:

      Inventories consist of the following (in thousands):

	March 31,

	2004	2003

Raw materials	$12,117	$8,575
Work in process	26,729	31,982
Finished goods	9,209	8,605

	$48,055	$49,162

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:

      Property, plant and equipment consists of the following (in thousands):

	March 31,

	2004	2003

Property and plant	$6,390	$4,297
Equipment owned	48,267	33,995
Equipment capital leases	17,679	22,606
Leasehold improvements	2,954	2,060

	75,290	62,958
Accumulated depreciation — owned plant and equipment	(37,599)	(19,573)
Accumulated amortization — capital leases	(11,322)	(14,670)

	$26,369	$28,715

      Depreciation and amortization expense for fiscal years ended March 31, 2004, 2003 and 2002 amounted to $11.2 million, $9.3 million and $5.8 million, respectively.

Other Assets:

      Other assets consists of the following (in thousands):

	March 31,

	2004	2003

Intangibles	$4,273	$2,982
Loans	351	1,327
Other	2,686	1,346

	$7,310	$5,655

Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,

	2004	2003

Accrued compensation	$2,834	$2,519
Warranty	856	600
Income taxes	7,247	4,384
Other accrued goods and services	7,157	6,664

	$18,094	$14,167

7.	Borrowing Arrangements:

      IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5.0 million. The loan bears interest at the bank’s prime rate, 4.00% at March 31, 2004, payable monthly, and matures in September 2004. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2004, IXYS has drawn $700,000 against the loan. IXYS has another line of credit with a U.S. bank that consists of a $100,000 commitment, which has been drawn down. The line bears

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at a rate of 3.54%. The line is collateralized by a $100,000 certificate of deposit that it has with the bank.

      IXYS obtained a $5.0 million line of credit with a German bank. This line supports a letter of credit facility. At March 31, 2004 there are no amounts outstanding under this line.

      A German bank issued to IXYS a commitment letter for a (EUR) 3.8 million equipment lease facility. The equipment lease facility provides financing at varying pricing for periods up to 48 months. In addition to the rights to the equipment, the bank holds a security interest in the general assets of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank.

      In the same commitment letter discussed above, the bank also committed to issue a credit line to IXYS of up to (EUR) 5.1 million for a wafer fabrication facility in Germany, including leasehold improvements, clean room construction and computer and office equipment. At March 31, 2004, IXYS had drawn (EUR) 204,000 under this commitment. The security interest of the bank under the equipment lease facility also collateralizes this line.

      IXYS entered into a term loan with a Swiss bank in the amount of SFR 200,000. The loan bears interest of 5.25% and is due in November 2006.

8.	Commitments and Contingencies:

Commitments:

      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2008 at interest rates of 6.5% to 13.7%.

      IXYS rents certain of its facilities under operating leases which expire in 2011. IXYS is responsible for insurance and property taxes.

      Future minimum lease payments under capital and operating leases are (in thousands):

	Capital	Operating
	Leases	Leases

Fiscal year ending March 31, 2005	$3,755	$4,151
2006	2,120	3,140
2007	858	2,176
2008	84	2,105
Thereafter	—	4,374

Total Minimum Payments	6,817	$15,946

Less: Interest	(466)

	6,351
Less: Current Portion	(3,447)

	$2,904

      Rent expense for fiscal years ended March 31, 2004, 2003 and 2002 amounted to $2,509,000, $2,128,000 and $438,000, respectively.

      As of March 31, 2004 and 2003, IXYS had cash deposits with financial institutions of $1,141,000 and $2,748,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on the Company’s balance sheets.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2004, IXYS is committed to purchase $5.8 million of inventory from suppliers of IXYS.

      IXYS Corporation guarantees the $5.0 million line of credit in favor of Commerzbank AG for IXYS Semiconductor GmbH. At March 31, 2004, there are no amounts outstanding under this line.

Legal Proceedings:

      IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the next paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

      In 2002, the U.S. District Court entered a permanent injunction barring IXYS from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents and ruled that International Rectifier should be awarded damages of $9.1 million for IXYS’s alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees.

      IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court. The Federal Circuit also vacated the final judgment in those proceedings upon which the U.S. District Court’s earlier damages award and injunction were based. The Federal Circuit’s actions meant that the U.S. District Court’s award of $27.2 million and attorneys fees in damages and the injunction against IXYS were vacated as a matter of law. The Federal Circuit remanded the case to the U.S. District Court for further action consistent with its opinion.

      IXYS believes its defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition and results of operations. Management has not accrued any amounts in the accompanying balance sheets for the International Rectifier matter described above.

      International Rectifier also contended that IXYS’s importation into the United States of certain IXYS-designed MOSFET products manufactured for IXYS by Samsung Electronics Co., Ltd. was in violation of a consent decree and injunction entered against Samsung in another lawsuit to which IXYS was not a party. International Rectifier sought enforcement of the Samsung injunction against IXYS and Samsung, a contempt citation and a fine. In 2002, the U.S. District Court decided, among other things, that IXYS was bound by, and IXYS’s devices were not excepted from, the Samsung injunction and that Samsung was in contempt of the injunction. On July 7, 2003 it issued an order awarding International Rectifier monetary damages for contempt and attorneys fees of $350,000. Under the order, if IXYS were found to infringe, Samsung was liable for a net amount equal to $2.5 million. On March 19, 2004, the Federal Circuit reversed the contempt order against Samsung and vacated any factual findings contrary to the basis for the ruling. The

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Circuit’s action meant that the award of $2.5 million in damages was vacated as a matter of law. The Federal Circuit’s actions in the Samsung matter were a final adjudication of the contempt proceedings.

      In August 2002, IXYS filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of IXYS’s patents. APT has denied IXYS’s claim of infringement, has asserted several affirmative defenses and has filed a counterclaim against IXYS, claiming that IXYS is infringing one of APT’s patents. The case is currently scheduled for trial in July 2004.

9.	Stockholders’ Equity:

Stock Purchase and Stock Option Plans:

      IXYS has the 1999 Non-Employee Directors’ Equity Incentive Plan and the 1999 Equity Incentive Plan (the “Plans”) under which incentive stock options may be granted for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. The 1994 Stock Option Plan was terminated in May 1999.

      Stock option activity under the Plans is summarized below (in thousands, except share data):

		Options Outstanding			Weighted
	Shares				Average
	Available for	Number of			Exercise
	Grant	Shares	Exercise Price	Total	Price

Balances, March 31, 2001	2,616,349	3,185,398		$14,023	$4.40
New authorized	901,621
Options granted	(782,800)	782,800	$6.60-$15.48	$4,878	$7.14
Options exercised		(195,513)	$0.0085-$3.625	$(600)	$3.12
Options canceled	14,106	(14,106)	$19.00	$(268)	$19.00

Balances, March 31, 2002	2,749,276	3,758,579		$18,033	$4.80
Options assumed		992,128	$1.91-$50.10	$14,127	$14.24
New authorized	899,991
Options granted	(888,750)	888,750	$4.64-$7.79	$4,992	$5.62
Options exercised		(130,224)	$0.08-$5.23	$(506)	$3.89
Options cancelled	(58,725)	(584,462)	$3.625-$50.10	$(7,713)	$13.20
Options expired		(1,875)	$17.35	$(33)	$17.60

Balances, March 31, 2003	2,701,792	4,922,896		$28,900	$6.07
Options assumed		25,741	$1.83-$3.66	$87	$3.37
New authorized	1,000,000
Options granted	(746,000)	746,000	$6.75-$10.63	$6,313	$8.46
Options exercised		(232,862)	$1.02-$7.73	$(843)	$3.62
Options cancelled	185,676	(185,676)	$3.63-$31.54	$(2,314)	$12.46
Options expired	27,650	(27,650)	$3.63-$29.50	$(309)	$11.19

Balances, March 31, 2004	3,169,118	5,248,449		$31,834	$6.28

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at March 31, 2004:

Options Outstanding				Options Exercisable

					Weighted
	Number of	Weighted Average	Weighted Average		Average
Exercise Price	Shares	Contractual Life	Exercise Price	Number of Shares	Exercise Price

$1.69-2.34	956,151	5.5	$2.19	953,054	$2.19
$3.46-4.88	1,845,085	5.6	$3.79	1,659,173	$3.70
$5.23-7.79	1,403,040	8.3	$7.04	414,340	$6.94
$8.01-8.28	582,591	6.1	$6.21	72,091	$2.99
$13.23-19.00	237,519	3.8	$9.82	227,019	$28.02
$20.86-29.50	125,744	3.2	$10.25	106,214	$9.08
$31.54-36.24	98,319	4.6	$25.56	89,069	$27.05

	5,248,449	6.7	$6.28	3,520,960	$5.55

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2004	2003	2002

Risk-free interest rate	1.72% to 3.22%	2.74% to 4.33%	3.60% to 4.69%
Expected term	4 years	4 years	4 years
Volatility	100%	104%	103%
Dividend yield	0%	0%	0%

      No dividend yield is assumed as IXYS has not paid dividends and has no plans to do so.

      The weighted average expected term was calculated based on the vesting period and the expected life at the date of the grant. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the fiscal years ended March 31, 2004, 2003 and 2002 were $8.46, $4.41 and $5.13, respectively.

      IXYS has sold 6,750,395 shares of common stock to certain members of IXYS’s management. The shares were purchased through recourse promissory notes at a purchase price of $0.11 per share. Interest is due on the notes at a rate of 5.79% per annum through September 15, 2000 and 6.25% per annum after that date, with the balance outstanding due in full September 2005.

      IXYS sold 8,250 shares of common stock to a director. The shares were purchased through a recourse promissory note at a purchase price of $3.625 per share. Interest is due on the note at a rate of 6.75% per annum, with the balance outstanding due in full in August 2006.

      In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and terminated all prior Paradigm employee stock purchase plans. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. There are 500,000 shares of common stock reserved for issuance under the Purchase Plan. During the year ended March 31, 2004, there were 61,594 shares purchased under the Purchase Plan.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value for the purchase rights issued under the Purchase Plan using the Black-Scholes valuation model with the following weighted average assumptions:

	Year Ended March 31,

	2004	2003	2002

Risk-free interest rate	1.02%	1.22%	2.52%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	100%	104%	103%
Dividend yield	0%	0%	0%

      The weighted average fair value per share of those purchase rights granted in 2004, 2003 and 2002 was $6.16, $2.70 and $3.15, respectively.

10.	Employee Savings and Retirement Plan:

      IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2004, 2003 and 2002, IXYS contributed $378,000, $424,000 and $136,000, respectively.

11.	Related Party Transactions:

      ABB is a principal stockholder of IXYS. In fiscal years 2004, 2003 and 2002, IXYS generated revenues of $2,693,000, $2,711,000 and $808,000, respectively, from sales of products to ABB and ABB’s affiliates for use as components in their products.

12.	Pension Plans:

      Employees of IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries participate in a number of employee retirement plans, including a defined benefit pension plan, the benefits for which will be paid out of the general assets of IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries, as well as other government sponsored retirement plans to which IXYS GmbH, Westcode and Clare, Inc. foreign subsidiaries and eligible employees are required to contribute. These retirement plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice.

      In addition to providing income at retirement, many of these plans also provide survivor, termination and disability benefits. The defined benefits pension plan covers substantially all employees and benefits are based on years of service and the employees’ compensation.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Period Pension Cost:

      The net periodic pension expense includes the following components:

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Service cost	$750	$750	$214
Interest cost on projected benefit obligation	1,397	1,245	424
Expected return on plan assets	(762)	(957)	46
Recognized actuarial loss (gain)	181	63	(280)

Net periodic pension expense	$1,566	$1,101	$404

Funded Status:

	March 31,

	2004	2003

	(In thousands)
Change in benefit obligation
Benefit obligation at the beginning of the year	$24,469	$19,612
Additional benefit obligation acquired during the year	—	86
Service cost	750	750
Interest cost	1,397	1,245
Plan participants contribution	294	131
Actuarial loss (gain)	1,915	539
Benefits paid	(646)	(656)
Foreign currency translation adjustment	2,320	2,762

Benefit obligation at the end of the year	$30,499	$24,469

	March 31,

	2004	2003

	(In thousands)
Change in plan assets
Fair value of plan assets at the beginning of the year	$10,480	$11,975
Actual return on plan assets	2,559	(3,085)
Employer contribution	938	667
Plan participant contribution	294	131
Benefits paid	(322)	(438)
Foreign currency translation adjustment	(497)	1,230

Fair value of plan assets at the end of the year	$13,452	$10,480

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2004	2003

	(In thousands)
Status of plan
Plan obligations in excess of plan assets	$(17,047)	$(13,989)
Unrecognized actuarial loss	3,784	3,885
Net loss	1,204	180

Accrued benefit	$(12,059)	$(9,924)

	March 31,

	2004	2003

	(In thousands)
Reconciliation of funded status
Accrued pension cost at the beginning of the year	$(9,924)	$(7,373)
Additional pension liability acquired during the year	—	(86)
Net period pension cost	(1,760)	(1,126)
Cash contribution	938	621
Benefits paid	325	341
Foreign currency translation adjustment	(1,638)	(2,301)

Accrued pension cost at the end of the year	$(12,059)	$(9,924)

	March 31,

	2004	2003

Assumptions
Discount rate	5.50%	5.00- 5.75%
Expected long-term rate of return on assets	4.20- 7.40%	4.60- 7.20%
Salary scale	2.20- 4.40%	2.40- 4.00%

13.	Income Taxes:

      Income (loss) before income tax provision (benefit) consists of the following (in thousands):

	Year Ended March 31,

	2004	2003	2002

Domestic	$(10,810)	$(17,322)	$4,764
International	4,737	(539)	(1,642)

	$(6,073)	$(17,861)	$3,122

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,

	2004	2003	2002

Current:
Federal	$(1,653)	$—	$429
State	25	30	87
Foreign	961	819	(193)

	(667)	849	323

Deferred:
Federal	(1,740)	(6,458)	1,103
State	98	(546)	176
Foreign	668	439	(418)

	(974)	(6,565)	861

Total income tax provision (benefit)	$(1,641)	$(5,716)	$1,184

      IXYS’s effective tax rate differed from the statutory federal income tax rate for the years ended March 31, 2004, 2003 and 2002 as shown in the following table:

	Year Ended March 31,

	2004	2003	2002

Statutory federal income tax (benefit) rate	(35)%	(35)%	35%
State taxes, net of federal tax benefit	2	(4)	4
Foreign earnings taxed at different rates	6	7	—
Other	—	—	(1)

Effective tax rate	(27)%	(32)%	38%

      The components of net deferred income tax assets are as follows (in thousands):

	March 31,

	2004	2003

Deferred tax assets:
Reserves	$4,698	$5,871
Other liabilities and accruals	3,237	4,414

Total short term deferred tax assets	7,935	10,285
Depreciable assets	169	747
Net operating loss carried forward	11,341	3,392
Intangibles arising from acquisitions	(2,173)	(1,576)

Net deferred tax asset	$17,272	$12,848

      As of March 31, 2004, the Company had net operating loss carryforwards of approximately $20.6 million and $2.2 million for federal and state, respectively, in the U.S. and $9.0 million in the UK available to reduce its future taxable income. The US net operating losses begin to expire in 2012 and 2014 for federal and state respectively, while the UK net operating losses can be carried forward indefinitely.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Currently, management has determined that no valuation allowance is required against its deferred tax assets as it is more likely than not that the deferred tax assets can be realized. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

      Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

      The Company files income tax returns with the taxing authorities in the various jurisdictions in which it operates. Certain of these income tax returns remain subject to audit by the local tax authorities. Management believes that the resolution of any issues raised by such taxing authorities, including application of any related determinations to subsequent open years, will not have an adverse effect on the Company’s financial condition or results of operations.

14.	Computation of Net Income (Loss) Per Share:

      Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2004	2003	2002

Basic:
Weighted-average shares	32,434	30,889	26,745

Net income (loss)	$(4,432)	$(12,145)	$1,938

Net income (loss) per share	$(0.14)	$(0.39)	$0.07

Diluted:
Weighted-average shares	32,434	30,889	26,745
Common equivalent shares from stock options and warrants	—	—	2,259

Shares used in per share calculation	32,434	30,889	29,004

Net income (loss)	$(4,432)	$(12,145)	$1,938

Net income (loss) per share	$(0.14)	$(0.39)	$0.07

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004 and 2003, there were outstanding options to purchase 5,248,449 and 4,922,896 shares at weighted average prices of $6.28 and $6.07, respectively, that were not included in the computation of net loss per share because their effect was anti-dilutive. In 2002, there were outstanding options to purchase 207,800 shares at a weighted average price of $22.92 that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods.

15.	Segment and Geographic Information:

      IXYS operates in a single industry segment comprising power semiconductors and integrated circuits used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies and switch mode power supplies) and medical electronics. IXYS’ sales by major geographic area (based on destination) were as follows:

	Year Ended March 31,

	2004	2003	2002

North America	$68,046	$57,495	$27,224
Europe and the Middle East	71,274	53,569	43,291
Japan	4,782	4,003	1,284
Asia Pacific	43,340	21,044	11,022

Total	$187,442	$136,111	$82,821

      There was no single end customer providing more than 10% of IXYS’s sales for the years ended March 31, 2004, 2003 and 2002.

      Sales in North America consist primarily of sales in the U.S. Sales in Europe and the Middle East consist primarily of sales in Germany, the United Kingdom and Italy. Sales in Asia Pacific consist primarily of sales in China and Korea.

      IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s U.S. and foreign operations (in thousands):

	Year Ended March 31,

	2004	2003	2002

Net Revenues:
Foreign	$86,533	$64,977	$55,597
IXYS U.S.	100,909	71,134	27,224

	$187,442	$136,111	$82,821

Net Income(loss):
Foreign	$3,206	$(925)	$(311)
IXYS U.S.	(7,638)	(11,220)	2,249

	$(4,432)	$(12,145)	$1,938

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2004	2003

Long Lived Assets:
Germany	$14,040	$14,771
Switzerland	2,804	1,657
IXYS U.S.	8,151	10,934
United Kingdom	4,411	4,026

	$29,406	$31,388

Selected Quarterly Financial Data (unaudited)

     Fiscal Year Ended March 31, 2004

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003

	(In thousands, except per share amounts)
Net revenues	$53,676	$50,744	$42,926	$40,096
Gross profit	7,871	12,045	11,237	12,341
Operating income (loss)	(5,296)	898	557	1,817
Net income (loss)	$(5,152)	$386	$(109)	$443
Basic net income (loss) per share applicable to common stockholder	$(0.16)	$0.01	$0.00	$0.01
Diluted net income (loss) per share applicable to common stockholders	$(0.16)	$0.01	$0.00	$0.01
Weighted average shares used in per share calculation
Basic	32,858	32,772	32,213	31,972
Diluted	32,858	34,805	32,213	33,116

     Fiscal Year Ended March 31, 2003

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2003	2002	2002	2002

	(In thousands, except per share amounts)
Net revenues	$37,819	$35,544	$35,311	$27,437
Gross profit	4,329	8,803	9,232	6,376
Operating loss	(7,072)	(1,826)	(2,664)	(1,015)
Net loss	(5,505)	(1,787)	(3,435)	(1,418)
Basic net loss per share applicable to common stockholder	$(0.17)	$(0.06)	$(0.11)	$(0.05)
Diluted net loss per share applicable to common stockholder	$(0.17)	$(0.06)	$(0.11)	$(0.05)
Weighted average shares used in per share calculation
Basic	31,918	31,797	31,842	27,999
Diluted	31,918	31,797	31,842	27,999

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

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

      Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their audit of the results of our year ended March 31, 2004 have informed us of a material weakness. In the planning and performance of the review, PwC considered the internal controls in order to complete its review of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2004, reportable conditions and/or other material weaknesses may have come to the attention of PwC. The material weakness identified as a result of the PwC audit procedures related to inventory accounting. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in inaccurate adjustments. PwC also observed a lack of procedures to track inventory transactions related to cut-off issues.

      Our Chief Executive Officer, Chief Financial Officer, and audit committee are aware of these conditions. The following factors contributed to the aforementioned control conditions:

•	rapid growth of the company through acquisitions and market conditions;

•	turnover of key finance personnel; and,

•	integration of legacy accounting and information systems.

      The material weakness may also constitute a deficiency in our disclosure controls. In light of the material weakness and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures needed improvement and were not adequately effective.

      We intend to implement changes to our internal controls in the future to address the material weakness. We will consider implementation of the following, as well as other additional procedures:

•	designing and implementing procedures to strengthen our internal controls;

•	reviewing our accounting systems with a view towards upgrading them; and

•	formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.

      To this end, during fiscal 2004, we commenced our efforts to comply with the SEC’s rules for the internal control requirements included in Section 404. Changes have been made and will be made to our internal controls as a result of these efforts.

      We have committed significant resources to address the internal control deficiencies identified to date. However, certain of the procedures and actions deemed desirable by management have not been fully implemented to date. It will take additional time to complete implementation and realize the benefits of our actions. Management intends to continue to work towards a resolution of the control deficiencies.

      We have no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, new problems could be identified in the future. We expect to continue to improve our controls in a multi-period effort to achieve disclosure controls and procedures and internal controls satisfactory for a company of our size in the semiconductor industry.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Our board of directors is currently comprised of five directors. Our directors and executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2004.

Name	Age	Position(s)

Nathan Zommer	56	Chairman of the Board, President and Chief Executive Officer
Arnold P. Agbayani	58	Senior Vice President, Finance, Chief Financial Officer, Secretary and Director
Donald L. Feucht	70	Director
Samuel Kory	60	Director
S. Joon Lee	64	Director
Peter H. Ingram	55	President of European Operations
Kevin McDonough	52	President of U.S. Operations

      Nathan Zommer. Dr. Zommer, our founder, has served as a Director since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

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

      S. Joon Lee. Dr. Lee has served as a Director since July 2000. Since 1990, Dr. Lee has served as President of Omni Electronics, a sales representative company. Dr. Lee also served as President of Adaptive Logic, a semiconductor company, from 1991 until 1996. Previously, Dr. Lee served as President of Samsung Semiconductor. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

      Peter H. Ingram. Mr. Ingram has served as our President of European Operations since 2000. From 1994 to 2000, he served as our Vice President of European Operations. From 1989 to 1994, he served as our Director of Wafer Fab Operations. Mr. Ingram worked with the semiconductor operations of ABB from 1982 until we acquired those operations in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

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

      To our knowledge, based solely on a review of the copies of such reports furnished to us during or with respect to the fiscal year ended March 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Feucht, Kory, Lee, McDonough and Zommer each did not file on a timely basis a Form 4 reporting a single grant of an option to purchase shares of our common stock and Mr. Ingram did not file on a timely basis a Form 4 reporting a single grant of an option and a single exercise of an option to purchase our common stock. Messrs. Feucht, Ingram, Kory, Lee, McDonough and Zommer each have filed the required Form 4.

Audit Committee

      Our Board of Directors has an Audit Committee, consisting of Messrs. Feucht, Kory and Lee. Messrs. Feucht and Lee are financially sophisticated under the rules of Nasdaq, but the Audit Committee does not have a financial expert under the rules of the Securities and Exchange Commission, or SEC. Dr. Feucht was the chief operating officer of a not-for-profit organization. Dr. Lee was the chief executive officer of two companies that designed, manufactured or sold semiconductors. In light of their backgrounds, our board of directors believes that the incremental compensation expense necessary to add to the Audit Committee and the Board of Directors an individual solely for the purpose of satisfying the SEC standard for a financial expert is not an appropriate expenditure of the company’s resources.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer. Our code of ethics is posted on our Website, www.ixys.com, and may be found by clicking on “Code of Ethics” under the heading “Investor Relations.” We intend to satisfy the disclosure requirement under Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

      The following table presents a summary of the compensation paid by IXYS during the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 to our President and Chief Executive Officer and to our other executive officers whose annual salary and bonus exceeded $100,000 for services rendered to us in all capacities during such years.

				Other Annual	Securities
				Compensation	Underlying	All other
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Options (#)	Compensation ($)

Nathan Zommer	2004	386,154	250,320	16,705	150,000	8,633	(2)
President and Chief	2003	400,000	275,000	24,946	280,000	9,260
Executive Officer	2002	315,962	300,000	32,217	160,000	13,083
Arnold P. Agbayani	2004	212,385	122,400	15,798	—	2,830	(3)
Senior Vice President,	2003	220,000	100,000	28,875	125,000	2,830
Finance, and Chief	2002	176,154	110,000	32,217	95,000	2,830
Financial Officer
Peter H. Ingram	2004	211,987	—	6,338	28,000	—
President, European	2003	178,895	—	5,260	100,000	—
Operations	2002	159,253	34,502	4,444	10,000	—
Kevin McDonough	2004	167,534	—	7,200	20,000	6,349	(4)
President, U.S. Operations	2003	168,031	270	7,200	40,000	8,426
	2002	146,454	—	7,200	50,000	7,893

(1)	Includes car expense or allowance, and for Dr. Zommer and Mr. Agbayani, tax equalization payments and tax planning and preparation fees.

(2)	Includes $6,523 in 401(k) matching contributions and $2,110 in premiums paid for term life insurance.

(3)	Represents premiums paid for term life insurance.

(4)	Represents 401(k) matching contributions.

Option Grants in Last Fiscal Year

      The following table presents information for the fiscal year ended March 31, 2004 with respect to each grant of stock options to the executive officers named in the summary compensation table above.

					Potential Realizable Value at
					Assumed Annual Rates of
	# of Securities	% of Total			Stock Price Appreciation
	Underlying	Options	Exercise		for Term(3)
	Options	Granted in	Price Per	Expiration
Name	Granted(1)	Fiscal Year(2)	Share ($)	Date	5%	10%

Nathan Zommer	150,000	20.1	10.63	02/19/14	$1,002,772	$2,541,222
President and Chief Executive Officer
Peter H. Ingram	28,000	3.8	6.75	08/07/13	118,861	301,217
President, European Operations
Kevin McDonough	20,000	2.7	6.75	08/07/13	84,901	215,155
President, U.S. Operations

(1)	Options granted to each individual were granted pursuant to the IXYS 1999 Equity Incentive Plan and are subject to the terms of such plan. Exercise prices for these options are equal to the closing price of IXYS’s common stock on the Nasdaq National Market on the date of grant, except Dr. Zommer’s options were priced 10% above such closing price.

(2)	Based on an aggregate of 746,000 options granted to employees and consultants of IXYS in fiscal year 2004 including the named executive officers.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10) years and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent IXYS’ estimate or projection of the future price of its common stock.

Aggregated Option Exercises in Last Fiscal Year and Last Fiscal Year-End Option Values

      The following table sets forth information with respect to the number of securities underlying unexercised options held by the named executive officers as of March 31, 2004 and the value of unexercised in-the-money options as of March 31, 2004.

			Number of Securities
	Number		Underlying Unexercised		Value of Unexercised In-
	of Shares		Options at March 31, 2004		The Money Options at
	Acquired	Value	(#)		March 31, 2004 ($)(2)
	on	Realized
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Nathan Zommer	—	—	867,626	458,500	$5,094,721	$531,840
President and Chief Executive Officer
Arnold P. Agbayani	—	—	222,676	145,750	1,167,053	368,596
Senior Vice President, Finance and Chief Financial Officer
Peter H. Ingram	—	—	246,226	107,000	1,466,186	362,360
President, European Operations
Kevin McDonough	—	—	285,600	73,000	1,684,448	256,280
President, U.S. Operations

(1)	The value realized is based on the fair market value of IXYS’s common stock on the date of exercise minus the exercise price.

(2)	The valuations are based on the fair market value of IXYS’s common stock on March 31, 2004 of $9.40 minus the exercise price of the options.

Director Compensation

      Each of our non-employee directors receives an annual retainer of $15,000 as well as $1,000 for each meeting of the board he attends and $600 for each committee meeting he attends. In fiscal 2004, the total compensation paid to non-employee directors was $89,861. Additionally, each of our directors is reimbursed for certain expenses in connection with attendance at our board and committee meetings and is reimbursed for expenses incurred in preparing their personal income tax returns and estate planning matters. Mr. Andreas Hartmann of ABB, Ltd., who resigned from our board of directors in July 2003, did not receive compensation or expenses from us for his service.

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

      During the last fiscal year, we granted options covering 15,000 shares to each of Messrs. Feucht, Kory and Lee, at an exercise price per share of $8.61. Each option had an exercise price equal to the fair market value of such common stock on the date of grant (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of March 31, 2004, options had been exercised under the Directors’ Plan to purchase 8,250 shares of Common Stock.

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

      Dr. Zommer’s employment agreement was first amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Dr. Zommer’s annual bonus was 40% of his base salary, which was increased to $285,000. Dr. Zommer’s employment agreement was amended effective February 1, 2004 to extend its term to January 31, 2007. Under the current amendment, Dr. Zommer’s salary is $480,000 and his bonus, if any, for fiscal 2005 and thereafter is to be determined by the Board of Directors. In addition, he is eligible for an incentive bonus of three times his annual base salary in the event of a transaction resulting in a change of control of the company. If his employment terminates within a year after a change of control event, Dr. Zommer is entitled to receive severance equal to three times his average annual compensation less any change of control bonus previously paid, continued benefits for 18 months and accelerated vesting of all option shares.

      We entered into an employment agreement, dated as of January 1, 1995, with Mr. Arnold P. Agbayani, our Chief Financial Officer. The agreement provided for, among other things, salaries, bonuses and car allowances as determined by our board of directors. Under the terms of the agreement, we agreed to maintain term life insurance in the amount of $1,000,000. In addition, the agreement provided that if we terminated Mr. Agbayani’s employment without cause, Mr. Agbayani was entitled to receive as severance his monthly salary, incremented one month per year of service to us, to a maximum of twelve months. The agreement also provided Mr. Agbayani with a paid annual physical exam and the limited services of a financial advisor.

      Mr. Agbayani’s employment agreement was amended on July 1, 1998 to extend its term to January 31, 2004. In the amended agreement, Mr. Agbayani’s annual bonus was 30% of his base salary, which was increased to $160,000. In addition, he was eligible for an incentive bonus of three times his annual base salary in the event of a transaction resulting in a change of control of the company. If his employment terminated within a year after a change of control event, Mr. Agbayani was entitled to receive severance equal to three times his average annual compensation, continued benefits for 18 months and accelerated vesting of all option shares. Effective January 1, 2003, Mr. Agbayani’s base salary was increased to $220,000. Mr. Agbayani’s employment agreement expired on January 31, 2004.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended March 31, 2004 were Messrs. Feucht, Kory and, prior to his resignation, Hartmann. After the resignation, Dr. Lee joined the committee. None of these persons is an employee or officer of the company. Mr. Kory was, during the 1980s, a Vice President of a predecessor of the company. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table presents, as of May 15, 2004, certain information known to IXYS regarding the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock;

•	each of our directors;

•	each of the named executive officers; and

•	directors and executive officers as a group.

      Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person, if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of May 15, 2004. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person, and only such person, by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

      The percentage of beneficial ownership for the following table is based on the 32,924,821 shares of our common stock outstanding as of May 15, 2004. Unless otherwise indicated, the address for each listed stockholder is: c/o IXYS Corporation, 3540 Bassett Street, Santa Clara, California 95054. To our knowledge, except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Beneficial
	Ownership(1)

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Total

Directors and Executive Officers
Nathan Zommer(2)	7,602,226	22.5%
Arnold P. Agbayani(3)	742,890	2.2
Peter H. Ingram(4)	617,610	1.9
Kevin McDonough(5)	297,510	*
Donald L. Feucht(6)	76,750	*
Samuel Kory(7)	69,550	*
S. Joon Lee(8)	76,750	*
All directors and executive officers as a group (7 persons)(9)	9,485,286	27.2
5% Stockholders
ABB, Ltd.(10) Gottlieb-Daimler Strasse 8 68165 Mannheim, Germany	5,161,046	15.7

*	Represents less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Includes an aggregate of 5,200 shares held by or on behalf of Dr. Zommer’s children. Also includes 902,626 shares Dr. Zommer has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(3)	Includes 240,176 shares Mr. Agbayani has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(4)	Includes 256,576 shares Mr. Ingram has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(5)	Includes 293,850 shares Mr. McDonough has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(6)	Consists of shares Mr. Feucht has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(7)	Includes 61,300 shares Mr. Kory has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(8)	Consists of shares Mr. Lee has the right to acquire pursuant to options exercisable within 60 days of May 15, 2004.

(9)	See footnotes 1 through 8 above.

(10)	Based on a Schedule 13D/ A filed by ABB, Ltd. and Asea Brown Boveri AG on November 26, 2003.

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

      Stock Purchase Notes. On November 18, 1995, Dr. Zommer and Mr. Agbayani purchased shares of common stock. The shares were paid for with recourse promissory notes in principal amount of $707,238.83 for Dr. Zommer and $51,331.85 for Mr. Agbayani. The note terms provide that quarterly installments of principal and accrued interest are due, and all principal of the notes, plus accrued interest, is due and payable September 15, 2005. The notes bear interest at a rate of 6.25% per annum compounded annually. In the event that either Dr. Zommer or Mr. Agbayani sell shares of our common stock currently held by him, a mandatory prepayment in an amount equal to 30.0% of the net sale proceeds is due from him. In the event of termination of employment, any unpaid principal and interest become due and payable. In the event of a change of control, as defined in the notes, the notes mature within 12 months, provided the change in control occurs before September 15, 2004.

      Business Relationships with Principal Stockholders. ABB is one of our principal stockholders. In fiscal year 2004, we generated revenues of $2.7 million from sales of products to ABB and to ABB’s affiliates for use as components in their products.

      Indemnification Agreements of Directors and Executive Officers. We have entered into indemnity agreements with our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as officers or directors.

Item 14.	Principal Accounting Fees and Services

      The following table represents aggregate fees billed to us for the fiscal years ended March 31, 2004 and 2003 by PricewaterhouseCoopers LLP, our principal accountant.

	2004	2003

Total Audit Fees(1)	$1,106,040	$2,359,745
Audit-Related Fees(2)	350,000	13,000
Tax Fees(3)	558,435	566,491
All Other Fees(4)	20,471	325,825

Total Fees	$2,034,946	$3,265,061

(1)	Includes fees for audit and review of quarterly and annual financial statements.

(2)	Audit-Related Fees consist principally of work related to internal control requirements promulgated under the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees include federal, state and international tax compliance, tax advice and tax planning.

(4)	All Other Fees include fees for acquisition-related due diligence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      (1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statement of Operations for the years ended March 31, 2004, 2003 and 2002
Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2004, 2003 and 2002
Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

      (2) Financial statements schedules. The schedules required pursuant to this item are included elsewhere in this Annual Report on Form 10-K as part of the Notes to Consolidated Financial Statements under “Item 8 — Financial Statements.”

      (3) Exhibits.

Exhibit Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer.
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.15*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit Title

10	.16*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.17*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.18*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.

      (b) Reports on Form 8-K

      During the quarter ended March 31, 2004, the following Forms 8-K were filed:

Financial
File Date	Date of Report	Items Reported	Statements Filed

January 16, 2004	January 13, 2004	7, 12	No
February 2, 2004	February 2, 2004	7, 12	No

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: June 14, 2004

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

Signature	Title	Date

/s/ NATHAN ZOMMER Nathan Zommer	President, Chief Executive Officer and Chairman (Principal Executive Officer) and Director	June 14, 2004

/s/ ARNOLD P. AGBAYANI Arnold P. Agbayani	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2004

/s/ SAMUEL KORY Samuel Kory	Director	June 14, 2004

/s/ DONALD L. FEUCHT Donald L. Feucht	Director	June 14, 2004

/s/ S. JOON LEE S. Joon Lee	Director	June 14, 2004

Exhibit Index

Exhibit Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer.
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.15*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit Title

10	.16*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.17*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.18*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.