Form 10-Q
period 2004-06-30
IXYS CORP /DE/
filed 2004-08-09
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004

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

Yes [X] No [   ]

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF JULY 28, 2004 WAS 32,991,932.

IXYS CORPORATION

FORM 10-Q
June 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,859	$42,058
Restricted cash	1,200	1,141
Accounts receivable, net of allowance for doubtful accounts of $2,418 at June 30, 2004 and $2,654 at March 31, 2004	38,422	33,131
Inventories	48,916	48,055
Prepaid expenses and other current assets	2,532	1,710
Deferred income taxes	8,090	7,769

Total current assets	141,019	133,864
Property, plant and equipment, net	24,746	26,147
Other assets	6,929	7,565
Deferred income taxes	9,405	9,503
Goodwill	21,190	21,190

Total assets	$203,289	$198,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,078	$3,447
Notes payable to bank	800	800
Accounts payable	16,473	15,277
Accrued expenses and other liabilities	20,888	18,094

Total current liabilities	41,239	37,618
Capitalized lease obligations, net of current portion	2,240	2,904
Loans payable	157	157
Pension liabilities	12,300	12,059

Total liabilities	55,936	52,738

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,099,002 issued and 32,988,700 outstanding at June 30, 2004 and 33,018,675 issued and 32,923,373 outstanding at March 31, 2004	331	331
Additional paid-in capital	151,487	151,074
Deferred compensation	(8)	(10)
Notes receivable from stockholders	(1,303)	(1,388)
Accumulated deficit	(8,887)	(10,750)
Less cost of treasury stock: 110,302 shares at June 30, 2004 and 95,302 shares at March 31, 2004	(585)	(447)
Accumulated other comprehensive income	6,318	6,721

Total stockholders’ equity	147,353	145,531

Total liabilities and stockholders’ equity	$203,289	$198,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2004	2003
	(unaudited)
Net revenues	$59,954	$40,096
Cost of goods sold	42,779	27,755

Gross profit	17,175	12,341

Operating expenses:
Research, development and engineering	4,552	4,035
Selling, general and administrative	7,902	6,489

Total operating expenses	12,454	10,524

Operating income	4,721	1,817
Interest income	234	112
Interest expense	(81)	(36)
Other expense, net	(1,830)	(1,211)

Income before income taxes	3,044	682
Provision for income tax	(1,181)	(239)

Net income	$1,863	$443

Net income per share—basic	$0.06	$0.01

Weighted average shares used in per share calculation — basic	32,952	31,972

Net income per share—diluted	$0.05	$0.01

Weighted average shares used in per share calculation — diluted	35,049	33,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2004	2003
	(unaudited)
Net income	$1,863	$443
Other comprehensive income:
Foreign currency translation adjustments	(403)	302

Comprehensive income	$1,460	$745

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,863	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,823	2,353
Provision for doubtful accounts	721	390
Write-down of excess and obsolete inventories	813	—
Gain on foreign currency transactions	(547)	(485)
Deferred income taxes	—	(174)
Interest forgiven on notes from stockholders	54	—
Changes in operating assets and liabilities:
Accounts receivable	(6,227)	(1,340)
Inventories	(1,882)	(1,968)
Prepaid expenses and other current assets	(807)	43
Other assets	379	(355)
Accounts payable	1,443	2,524
Accrued expenses and other liabilities	2,899	469
Pension liabilities	393	833

Net cash provided by operating activities	1,925	2,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in restricted cash	(59)	120
Purchase of plant and equipment	(1,320)	(1,271)

Net cash used in investing activities	(1,379)	(1,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equipment financing	74	210
Principal payments on capital lease obligations	(1,075)	(784)
Purchase of treasury stock	(138)	—
Proceeds from exercise of options	97	74
Proceeds from issuance of ESPP	297	181
Payments of notes from stockholders	50	—

Net cash used in financing activities	(695)	(319)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(50)	376

Net increase (decrease) in cash and cash equivalents	(199)	1,639
Cash and cash equivalents at beginning of period	$42,058	$40,094

Cash and cash equivalents at end of period	$41,859	$41,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, valuation of inventories, valuation of property, plant, equipment and intangible assets, revenue recognition, legal contingencies, goodwill, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

2. Accounting for Stock-Based Compensation

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

     Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in the quarters ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, IXYS’s net income and net income per share for the quarters ended June 30, 2004 and 2003 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
	(unaudited)
Net: income as reported	$1,863	$443
Less: Total employee stock based compensation expense determined under fair value method for all awards to employees, net of tax	(471)	(542)

Pro forma net income (loss)	$1,392	$(99)

Basic net income (loss) per share:
As reported	$0.06	$0.01

Pro forma	$0.04	$0.00

Diluted net income (loss) per share:
As reported	$0.05	$0.01

Pro forma	$0.03	$0.00

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

3. Acquisition of Microwave Technology, Inc.

     On September 5, 2003, IXYS completed its acquisition of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT was intended to expand the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products. In connection with the acquisition, approximately 767,000 shares of IXYS common stock and options exercisable for approximately 26,000 shares of IXYS common stock were issued. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Direct merger costs	321

Total purchase price	$4,677

     IXYS has finalized the fair values of identifiable intangible assets acquired. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, deferred tax assets, liabilities assumed and goodwill as follows (in thousands):

Fair value of tangible assets and deferred tax assets acquired:
Current assets	$2,182
Deferred tax assets	559
Plant and equipment	91

	2,832

Amortizable intangible assets:		Estimated useful lives

Core technology	300	5 to 6 years
Existing technology	1,300	5 to 6 years
Contract and related customers’ relationships	400	5 to 6 years
Tradename	200	5 to 6 years
Backlog	200	3 to 6 months

	2,400

Total assets acquired	5,232
Fair value of liabilities assumed	(2,415)

Net assets acquired	2,817
Goodwill	1,860

Total purchase	$4,677

Pro Forma Disclosure (in thousands, except per share data):

     The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2003. On a pro forma basis, the results of operations of MwT for the three month period ended June 30, 2003 are consolidated with IXYS results for the three month period ended June 30, 2003. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

Three Months Ended
June 30, 2003
(unaudited)
Revenue	$4,162
Net income	$159
Net income per share – basic	$0.00
Shares used in per share calculation-basic	32,739
Net income per share – diluted	$0.00
Shares used in per share calculation-diluted	33,909

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	March 31, 2004
	(unaudited)
Raw materials	$12,911	$12,117
Work in process	24,329	26,729
Finished goods	11,676	9,209

Total	$48,916	$48,055

5. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
	(unaudited)
BASIC:
Weighted average shares outstanding for the period	32,952	31,972

Net income (loss)available for common stockholders	$1,863	$443

Net income (loss) available for common stockholders per share	$0.06	$0.01

DILUTED:
Weighted average shares outstanding for the period	32,952	31,972
Net effective dilutive stock options and warrants based on treasury stock method using average market price	2,097	1,144

Shares used in computing per share amounts	35,049	33,116

Net income (loss) available for common stockholders	$1,863	$443

Net income (loss) per share available for common stockholders	$0.05	$0.01

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	682	693

6. Segment Information

IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications such as controlling energy in motor drives and power conversion (including uninterruptible power supplies, switch mode power supplies and medical electronics). IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
	(unaudited)
North America
United States	$16,824	$14,525
Canada	451	1,328
Europe and the Middle East
Germany	6,800	5,752
United Kingdom	3,735	2,213
Other	10,025	8,662
Asia Pacific
Korea	9,732	1,543
China	4,894	2,718
Japan	1,900	1,069
Other	4,540	1,758
Rest of the World	1,053	528

Total	$59,954	$40,096

Sales in North America consist primarily of sales in the United States. Sales in Europe and Middle East consist primarily of sales in Germany, UK and Italy. Sales in Asia Pacific consist primarily of sales in China, Korea and Japan.

7. Commitments and Contingencies

Legal Proceedings

     IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the following paragraphs, will have a material adverse effect on IXYS’s financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

     IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. IXYS’s appeal from the damages award had been stayed pending the outcome of the infringement appeal. Now that the infringement appeal has been decided, International Rectifier has suggested that the damages appeal should be heard on its merits. Since all portions of the District Court’s judgments on which its monetary award was based have been reverse or reversed and remanded, IXYS has requested the Federal Circuit to vacate the monetary award and dismiss the appeal as moot. These requests are pending decision by the Federal Circuit.

     IXYS believes its defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition and results of operations. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above.

     In August 2002, IXYS filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of IXYS’s patents. APT filed a counterclaim against IXYS, claiming that IXYS is infringing two of APT’s patents. On or about June 16, 2004, the U.S. District Court granted APT’s motion for summary judgment, dismissing IXYS’s claims of patent infringement. APT’s patent infringement claims are presently scheduled for trial in January 2005.

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

     We design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal integrated circuits, or ICs, are at the gateway of telecommunication components in the network and at the gateway to the network. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

     Our radio frequency, or RF, power products enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

     For the quarter ended June 30, 2004, sales to customers in the United States represented approximately 28.1% and sales to international customers represented approximately 71.9% of our net revenues. Of our international sales, approximately 47.7% were derived from sales in Europe and the Middle East, approximately 51.3% were derived from sales in Asia and approximately 1.0% were derived from sales in the Americas other than the United States. No single end customer accounted for more than 10% of our net revenues for the three months ended June 30, 2004.

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

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales, and, if our projected demand is over estimated, we may be required to adjust the valuation of our inventories. Our inventories include high technology parts and components that are specialized in nature or subject to technological obsolescence. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical sales. We perform an analysis of inventories and compare the sales for the preceding year(s). To the extent we have inventory in excess of a pre-determined number of years, generally not more than 2 years, we recognize a write down for excess and obsolete inventories. Our provision for excess and obsolete inventories includes a provision for on hand finished goods inventories with a date of manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our write-down of inventories may be materially different.

     Valuation of property, plant, equipment, and intangible assets. We regularly evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

     Revenue Recognition. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns discounts and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to the net book value, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of our goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.

     Income Tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

Results of Operations — Three Month Periods Ended June 30, 2004 and June 30, 2003

     The following table sets forth selected consolidated statements of operations data for the fiscal quarters indicated and the percentage change in such data from quarter to quarter.

	Quarters ended June 30,
		% increase from
	2004	2003 to 2004	2003
Net revenues	$59,954	49.5%	$40,096
Cost of goods sold	42,779	54.1%	27,755

Gross profit	17,175	39.2%	12,341

Operating expenses:
Research, development and engineering	4,552	12.8%	4,035
Selling, general and administrative	7,902	21.8%	6,489

Total operating expenses	$12,454	18.3%	$10,524

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal quarters indicated. These historical operating results may not be indicative of the results for any future period.

	Quarters Ending June 30,
	2004	2003
	% of Net	% of Net
	Revenues	Revenues
Net revenues	100.0	100.0
Cost of goods sold	71.4	69.2

Gross profit	28.6	30.8

Operating expenses:
Research, development and engineering	7.6	10.1
Selling, general and administrative	13.2	16.2

Total operating expenses	20.8	26.3

Operating income	7.8	4.5
Other expense, net	2.8	2.8

Income before income tax	5.0	1.7
Provision for income tax	2.0	0.6

Net income	3.0	1.1

     Revenues.

     The increase in net revenues in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 is primarily related to increased sales across our product families, including significant increased sales in the plasma display panel market. The following table sets forth the units, average selling price, or ASP, and revenues for each of our product families in the quarter ending June 30, 2004:

	Units		Revenues
	(000)	ASP	(000)
Power Semiconductors	19,129	$2.43	$46,517
Integrated Circuits	11,350	$0.90	$10,245
RF Power Semiconductors	350	$9.12	$3,192

     Gross Profit.

     The increase in gross profit in terms of dollars in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 is primarily the result of the related increase in revenues. Margins decreased in the quarter ended June 30, 2004 from the quarter ended June 30, 2003 principally because of the impact of a changing product mix, as much of our sales into new markets have lower gross margins, partially offset by the addition of higher margin RF power product lines in the June 2004 quarter.

     Research, Development and Engineering.

     For the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, research, development and engineering expenses increased with the acquisition of Microwave Technology and the funding of additional development projects to support our growth in revenues, but declined as a percentage of revenues due to revenue growth.

     Selling, General and Administrative.

     For the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, selling, general and administrative expenses increased principally due to an increase in sales commissions corresponding to our growth in revenues and the addition of Microwave Technology. Selling, general and administrative expenses declined as a percentage of revenues in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, principally as a result of our continuing efforts to control costs, combined with the impact of our growth in revenues.

     Other Expense, Net.

     Other expense, net in the quarter ended June 30, 2004 was $1.8 million, as compared to $1.2 million in the quarter ended June 30, 2003. Other expense, net increased in the quarter ended June 30, 2004 due to an increase in litigation expenses.

     Provision For Income Tax.

     In the quarter ended June 30, 2004, the provision for income taxes reflected an effective tax rate of 38.8%, as compared to an effective tax rate of 35.0% in the quarter ended June 30, 2003. The higher tax rate for the quarter ended June 30, 2004 was primarily related to a shift in profitability into higher tax rate jurisdictions.

Liquidity and Capital Resources

     Cash and Cash Equivalents. At June 30, 2004, cash and cash equivalents of $41.9 million were largely unchanged from $42.1 million at March 31, 2004.

     Cash flows from operating activities. Net cash provided by operating activities in the quarter ended June 30, 2004 was $1.9 million, as compared to $2.7 million in the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the principal working capital use of cash was to fund accounts receivable. Net accounts receivable rose $5.3 million, or 16.0%, from March 31, 2004 to June 30, 2004, primarily due to higher revenues. No one customer accounted for more than 10% of our revenues during the quarter ended June 30, 2004 or 10% of our receivables at June 30, 2004. Our inventories at June 30, 2004 were largely unchanged from March 31, 2004, increasing $861,000, or 1.8%. Accounts payable increased by $1.2 million, or 7.8%, from March 31, 2004 to June 30, 2004, consistent with the increase in revenues. Accrued expenses and other liabilities increased by $1.8 million, or 9.8%, from March 31, 2004 to June 30, 2004, primarily due to an increase in income tax liabilities.

     Cash flows from investing activities. We used $1.4 million in net cash for investing activities during the quarter ended June 30, 2004, as compared to $1.2 million used in investing activities in the quarter ended June 30, 2003. During the quarter ended June 30, 2004, we spent $1.3 million in capital expenditures. From March 31, 2004 to June 30, 2004, property, plant and equipment, net declined by $2.7 million, or 10.1%, as depreciation and amortization exceeded new purchases.

     Cash flows from financing activities. For the quarter ended June 30, 2004, net cash used in financing activities was $695,000, as compared to $319,000 in the quarter ended June 30, 2003. During the quarter ended June 30, 2004, we used cash principally to pay capital lease obligations. We also purchased 15,000 shares of our common stock for an aggregate purchase price of $138,000.

     Lines of credit. Another potential source of liquidity is borrowings under existing lines of credit. At June 30, 2004, we had available credit of $4.3 million.

     Debt. At June 30, 2004, our debt, consisting of capital lease obligations and notes payable to bank, was $7.1 million, representing 16.9% of our cash and cash equivalents and 4.8% of our stockholders equity.

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

     Our historical financial results have been, and our future financial results are anticipated to be subject to substantial fluctuations. We incurred net losses of $4.4 million and $12.2 million in fiscal 2004 and 2003, respectively. Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience declines in revenue and operating losses in the future. In order to return to consistent profitability, we must successfully implement our objectives, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. We cannot assure you that we will be able to sustain our profitability.

The semiconductor industry is cyclical, and an industry downturn could adversely affect our operating results.

     Business conditions in the semiconductor industry may rapidly change from periods of strong demand. The industry is characterized by:

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

     Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. We have attempted to match production with anticipated customer demand. As a percentage of revenues, gross margin was 23.2% for fiscal 2004, compared to 21.2% for fiscal 2003, and 31.3% in fiscal 2002. Increased competition and other factors may lead to price erosion, lower revenues and lower margins for us in the future.

We may not be successful in our acquisitions.

     We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risk of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems to accommodate the acquired businesses;

•	failure to retain key personnel of the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

     We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

IXYS could be harmed by litigation involving patents and other intellectual property rights.

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million plus attorney fees and issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products. The United States Court of Appeals for the Federal Circuit reversed or reversed and remanded all findings of patent infringement previously issued against us by the U.S. District Court, and vacated the permanent injunction. We have requested the Federal Circuit to vacate the monetary award and dismiss our damages appeal as moot. These requests are pending decision by the Federal Circuit. The litigation is expected to continue at the U.S. District Court and could result in an enforceable damages award and another injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Item 1. Legal Proceedings” provided elsewhere in this Quarterly Report on Form 10-Q.

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

     Of our revenues in fiscal 2004, 41.4% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We have arrangements with eight wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.

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

     During fiscal 2004, our product sales by region were approximately 36.3% in North America, approximately 38.0% in Europe and the Middle East and approximately 25.7% in Asia. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

     In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as U.S. laws regarding the manufacture and sale of our products in the U.S. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in these foreign countries.

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

     In addition, our competitors or customers may offer new products based on new technologies, industry standards or end user or customer requirements, including products that have the potential to replace our products or provide lower cost or higher performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

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

     At June 30, 2004, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

     Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures needed improvement and were not adequately effective. In connection with their audit of our fiscal 2004, our auditors, PricewaterhouseCoopers LLP, advised us of a material weakness in our internal control. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. A material weakness in our internal control could materially adversely affect us.

Investor confidence and share value may be adversely impacted if we or our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal control over financial reporting as of March 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its Annual Report on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2005. Management may not conclude that our internal control over financial reporting is effective. Moreover, even if management does conclude that our internal control over financial reporting is effective, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

     We depend on independent subcontractors for the assembly and testing of our products. During fiscal 2004, the great majority of our products were assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

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

     We purchase the bulk of our silicon wafers from three vendors with whom we do not have long term supply agreements. Any of these suppliers could eliminate or terminate our supply of wafers at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. We cannot assure that problems will not occur in the future with suppliers.

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

     In addition, approximately 14.9% of our revenues in fiscal 2004 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

     Approximately 14.9% of our net revenues in fiscal 2004 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We do not currently carry product liability insurance, and any defects in our products used in these devices could result in significant recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of July 28, 2004, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

     In evaluating these internal controls we sought to determine whether there were any “control deficiencies,” “significant deficiencies” and, in particular, whether there were any “material weaknesses.” “Control deficiencies” exist when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. “Significant deficiencies” and “material weaknesses” are internal control deficiencies that adversely affect a company’s ability to initiate, authorize, record, process or report information in its external financial statements in accordance with generally accepted accounting principles. A “significant deficiency” is defined as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential in amount will not be prevented or detected. A “material weakness” is defined as a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their audit of our financial statements for the year ended March 31, 2004, informed us of a material weakness. In the planning and performance of the audit, PwC considered the internal controls in order to complete its audit of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2004, other significant deficiencies and/or material weaknesses may have come to the attention of PwC. The material weakness identified as a result of the PwC audit procedures related to inventory accounting. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in inaccurate adjustments. PwC also observed a lack of procedures to track inventory transactions related to cut-off issues.

     Our Chief Executive Officer, Chief Financial Officer, and audit committee are aware of this material weakness. The following factors contributed to the aforementioned control conditions:

•	rapid growth of the company through acquisitions;

•	turnover of key finance personnel; and,

•	integration of legacy accounting and information systems.

     In light of the material weakness and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2004, that our disclosure controls and procedures needed improvement and were not adequately effective.

     We have implemented controls and procedures intended to address the material weakness. These controls and procedures include supervisory review of inventory reconciliations, review of standard costs and excess and obsolete inventory and improved cycle count procedures.

     We are also in the process of formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been made and will be made to our internal controls as a result of these efforts.

     We have committed significant resources to address the internal control deficiencies identified to date. However, many of the salutary procedures and actions deemed desirable by management have not been fully implemented to date. It will take additional time to complete implementation and realize the benefits of our actions. Management intends to continue to work towards a resolution of the control deficiencies.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the following paragraphs, will have a material adverse effect on our financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

     We appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against us by the U.S. District Court. Our appeal from the damages award had been stayed pending the outcome of the infringement appeal. Now that the infringement appeal has been decided, International Rectifier has suggested that the damages appeal should be heard on its merits. Since all portions of the District Court’s judgments on which its monetary award was based have been reversed or reversed and remanded, we have requested the Federal Circuit to vacate the monetary award and dismiss the appeal as moot. These requests are pending decision by the Federal Circuit.

     We believe our defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to our financial condition and results of operations. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above.

     In August 2002, we filed an action for patent infringement against Advanced Power Technology, Inc., or APT, in the United States District Court for the Northern District of California, claiming that APT is infringing two of our patents. APT filed a counterclaim against us, claiming that we are infringing two of APT’s patents. On or about June 16, 2004, the U.S. District Court granted APT’s motion for summary judgment, dismissing IXYS’s claims of patent infringement. APT’s patent infringement claims are presently scheduled for trial in January 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicity Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	—	(1)	—	(1)
May 1, 2004 – May 31, 2004	—	(1)	—	1,000,000
June 1, 2004 – June 30, 2004	15,000	$9.17	15,000	885,000

Total	15,000	$9.17	15,000	(1)

(1)	Not applicable

(2)	The current program was announced on May 24, 2004 and will expire on June 10, 2005. The purchase of up to 1,000,000 shares of common stock was approved. No further purchases under the up to 3,000,000 share program announced in 2001 are expected.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits.

(b)	On April 7, 2004, we filed a Current Report on Form 8-K dated April 7, 2004 to furnish a press release announcing increased revenue guidance for the quarter ended March 31, 2004.

     On May 18, 2004, we filed a Current Report on Form 8-K dated May 18, 2004 to furnish a press release announcing financial results for the fourth fiscal quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.