Form 10-Q
period 2004-09-30
IXYS CORP /DE/
filed 2004-11-09
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2004

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

Yes ☑    No ☐

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF OCTOBER 28, 2004 WAS 33,050,716.

IXYS CORPORATION

FORM 10-Q
September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	March 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$48,848	$42,058
Restricted cash	811	1,141
Accounts receivable, net of allowance for doubtful accounts and other allowances of $2,449	37,750	33,131
at September 30, 2004 and $2,654 at March 31, 2004
Inventories	51,049	48,055
Prepaid expenses and other current assets	2,763	1,710
Deferred income taxes	8,090	7,769

Total current assets	149,311	133,864
Property, plant and equipment, net	24,668	26,147
Other assets	7,790	7,565
Deferred income taxes	9,405	9,503
Goodwill	21,190	21,190

Total assets	$212,364	$198,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,812	$3,447
Notes payable to bank	700	800
Accounts payable	18,022	15,277
Accrued expenses and other liabilities	22,997	18,094

Total current liabilities	44,531	37,618
Capitalized lease obligations, net of current portion	2,423	2,904
Loans payable	157	157
Accrued pension liabilities	12,553	12,059

Total liabilities	59,664	52,738

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value:	—	—
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,210,295 issued and 33,040,093 outstanding at September 30, 2004 and 33,018,675 issued and 32,923,373 outstanding at March 31, 2004	332	331
Additional paid-in capital	151,960	151,074
Deferred compensation	(6)	(10)
Notes receivable from stockholders	(1,128)	(1,388)
Accumulated deficit	(5,046)	(10,750)
Less cost of treasury stock: 170,202 shares at September 30, 2004 and 95,302 shares at March 31, 2004	(983)	(447)
Accumulated other comprehensive income	7,571	6,721

Total stockholders’ equity	152,700	145,531

Total liabilities and stockholders’ equity	$212,364	$198,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$61,385	$42,926	$121,339	$83,022
Cost of goods sold	41,874	31,689	84,653	59,444

Gross profit	19,511	11,237	36,686	23,578

Operating expenses:
Research, development and engineering	5,071	3,855	9,623	7,889
Selling, general and administrative	8,151	7,447	17,527	15,173

Total operating expenses	13,222	11,302	27,150	23,062

Operating income (loss)	6,289	(65)	9,536	516
Interest income	160	174	394	286
Interest expense	(97)	(41)	(178)	(77)
Other income (expense), net	(77)	(226)	(433)	(200)

Income (loss) before income tax	6,275	(158)	9,319	525
Benefit from (provision for) income tax	(2,434)	49	(3,615)	(190)

Net income (loss)	$3,841	$(109)	$5,704	$335

Net income (loss) per share—basic	$0.12	$(0.00)	$0.17	$0.01

Weighted average shares used in per share calculation—basic	33,007	32,213	32,980	32,051

Net income (loss) per share—diluted	$0.11	$(0.00)	$0.16	$0.01

Weighted average shares used in per share calculation—diluted	34,484	32,213	34,773	33,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,841	$(109)	$5,704	$335
Other comprehensive income:
Foreign currency translation adjustments	1,253	374	850	676

Comprehensive income	$5,094	$265	$6,554	$1,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,704	$335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,720	5,390
Provision for doubtful accounts	2,170	1,456
Write-down of excess and obsolete inventories	6,497	62
Gain on foreign currency transactions	(272)	(560)
Deferred income taxes	-	(237)
Compensation expense for notes from stockholders	119	-
Interest forgiven on notes from stockholders	54	-
Loss on disposal of fixed assets	15	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	330	277
Accounts receivable	(6,863)	(5,323)
Inventories	(9,579)	(1,634)
Prepaid expenses and other current assets	(828)	(198)
Other assets	(93)	(429)
Accounts payable	2,826	(578)
Accrued expenses and other liabilities	4,962	2,403
Accrued pension liabilities	538	1,186

Net cash provided by operating activities	11,300	2,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in acquisition of Microwave Technology, Inc.	-	143
Purchase of plant and equipment	(3,599)	(1,465)

Net cash used in investing activities	(3,599)	(1,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,203)	(2,176)
Proceeds from notes payable from bank	-	100
Repayment of notes payable from bank	(100)	-
Purchase of treasury stock	(536)	-
Proceeds from exercise of options	436	482
Proceeds from issuance of ESPP	298	-
Payments of notes from stockholders	240	-

Net cash used in financing activities	(865)	(1,594)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(46)	267

Net increase (decrease) in cash and cash equivalents	6,790	(499)
Cash and cash equivalents at beginning of period	$42,058	$40,094

Cash and cash equivalents at end of period	$48,848	$39,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment and intangible assets, revenue recognition, legal contingencies, goodwill, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on previously reported net income or retained earnings.

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

     Had compensation cost for its stock plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, IXYS’s net income (loss) and net income (loss) per share for the three and six month periods ended September 30, 2004 and 2003 would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$3,841	$(109)	$5,704	$335
Less: Total employee stock based compensation expense determined under fair value method for all awards to employees, net of tax effect	436	617	907	1,181

Pro forma net income (loss)	$3,405	$(726)	$4,797	$(846)

Basic net income (loss) per share:
As reported	$0.12	$-	$0.17	$0.01

Pro forma	$0.10	$(0.02)	$0.15	$(0.03)

Diluted net income (loss) per share:
As reported	$0.11	$-	$0.16	$0.01

Pro forma	$0.10	$(0.02)	$0.14	$(0.03)

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

     3. Acquisition of Microwave Technology, Inc.

     On September 5, 2003, IXYS completed its acquisition of 100% of the voting equity interests of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT expanded the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products and increased IXYS’s presence in RF power semiconductors. The acquisition was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of MwT’s net tangible and intangible assets acquired, and as a result, IXYS has recorded goodwill in connection with this transaction. The acquisition was a stock-for-stock exchange. As such, none of the goodwill is expected to be deductible for tax purposes. MwT has been included in our statement of operations since September 5, 2003. In connection with the acquisition, approximately 767,000 shares of IXYS common stock and options exercisable for approximately 26,000 shares of IXYS common stock were issued. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Direct merger costs	321

Total purchase price	$4,677

     The fair value of IXYS’s common stock issued was determined using an average of the closing sales prices of a share of our common stock on Nasdaq National Market for the five trading days before and after the definitive agreement was signed. The fair value of the options assumed in the transaction was determined using the Black-Scholes option pricing model using an expected life of 2-years, risk free rate of 2% and expected volatility of 66% and no expected dividend rate. IXYS has finalized the fair values of identifiable intangible assets acquired. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, deferred tax assets, liabilities assumed and goodwill as follows (in thousands):

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

Pro Forma Disclosure (in thousands, except per share data):

     The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2003. On a pro forma basis, the results of operations of MwT for the three and six month period ended September 30, 2003 are consolidated with IXYS results for the three and six month period ended September 30, 2003. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2003	2003

Revenue	$43,783	$85,406
Net income (loss)	$(2,118)	$(2,181)
Net income (loss) per share - basic	$(0.06)	$(0.07)
Shares used in per share calculation-basic	32,980	32,818
Net income (loss) per share - diluted	$(0.06)	$(0.07)
Shares used in per share calculation-diluted	32,980	32,818

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$13,245	$12,117
Work in process	24,103	26,729
Finished goods	13,701	9,209

Total	$51,049	$48,055

5. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of options into common stock.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

BASIC:
Weighted average shares outstanding for the period	33,007	32,213	32,980	32,051

Net income (loss)available for common stockholders	$3,841	$(109)	$5,704	$335

Net income (loss) available for common stockholders per share	$0.12	$(0.00)	$0.17	$0.01

DILUTED:
Weighted average shares outstanding for the period	33,007	32,213	32,980	32,051
Net effect of dilutive stock options based on treasury stock method using average market price	1,477	-	1,793	1,010

Shares used in computing per share amounts	34,484	32,213	34,773	33,061

Net income (loss) available for common stockholders	$3,841	$(109)	$5,704	$335

Net income (loss) per share available for common stockholders	$0.11	$(0.00)	$0.16	$0.01

Total potentially dilutive securities excluded for the computation of earnings per share as their effect was anti-dilutive	1,857	5,470	1,103	525

6. Segment Information

IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications such as controlling energy in motor drives and power conversion (including uninterruptible power supplies, switch mode power supplies and medical electronics) and in the wired telecommunications industry. IXYS’s sales by major geographic area (based on destination) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

North America
United States	$17,885	$15,230	$34,709	$29,755
Canada	1,313	1,197	1,764	2,525
Europe and the Middle East
Germany	7,925	5,667	14,725	11,419
Italy	1,769	1,429	3,647	3,431
United Kingdom	3,532	2,252	7,266	4,465
Other	8,005	6,417	16,153	13,077
Asia Pacific
Korea	8,591	3,084	18,325	4,626
China	4,612	2,798	9,506	5,514
Japan	1,849	1,025	3,748	2,095
Other	4,508	2,698	9,047	4,457
Rest of the World	1,396	1,129	2,449	1,658

Total	$61,385	$42,926	$121,339	$83,022

     The following table sets forth revenues by product group for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Power Semiconductors	$47,056	$33,852	$96,078	$65,842
ICs	10,383	7,758	17,580	15,197
RF Power Semiconductors and Systems	3,946	1,316	7,681	1,983

Total	$61,385	$42,926	$121,339	$83,022

7. Commitments and Contingencies

Legal Proceedings

     IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described in the following paragraphs, will have a material adverse effect on IXYS’s financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations or cash flows for the period in which the ruling occurs.

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

     IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. On August 9, 2004, the Federal Circuit vacated the damages award.

     IXYS believes its defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above.

     As of August 11, 2004, IXYS and Advanced Power Technology, Inc. entered into an agreement and consented to a Stipulated Order of Dismissal regarding their patent infringement lawsuit in United States District Court in the Northern District of California. The agreement is a final settlement of all claims in the lawsuit.

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

     We design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal integrated circuits, or ICs, are principally used in telecommunication applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

     Our radio frequency, or RF, power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

     For the quarter ended September 30, 2004, sales to customers in the United States represented approximately 29.1% and sales to international customers represented approximately 70.9% of our net revenues. Of our international sales, approximately 48.8% were derived from sales in Europe and the Middle East, approximately 48.2% were derived from sales in Asia and approximately 3.0% were derived from sales in the Americas other than the United States. No single end customer accounted for more than 10% of our net revenues for the quarter ended September 30, 2004.

Critical Accounting Policies and Significant Management Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our unaudited, condensed, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

     Allowance for sales returns. We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances do not fluctuate significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance for doubtful accounts on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.

     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This allowance is reported on the balance sheet as part of the accounts receivable allowance for doubtful accounts and is included on the statement of operations as part of selling, general and administrative expense.

     Allowance for ship and debits. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results approximate our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance for doubtful accounts on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over-estimated, we may be required to adjust the valuation of our inventories. We regularly review inventory quantities on hand and record a provision for excess inventory based primarily on our historical sales. We perform an analysis of inventories and compare the sales for the preceding year(s). To the extent we have inventory in excess of a pre-determined number of years, generally not more than 2 years, we recognize a write down for excess inventories. Our provision for excess inventories includes a provision for on hand finished goods inventories with a date of manufacture of greater than three years old. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our write-down of inventories may be materially different.

     Valuation of property, plant, equipment, and intangible assets. We regularly evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Reviews are regularly performed to determine whether facts and circumstances exist indicating that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. We assess the recoverability of our assets by comparing the projected undisclosed net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

     Revenue Recognition. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for sales returns and allowances are recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Emerging Issues Task Force, or EITF, Abstracts 99-5, “Accounting for Pre-Production Costs Related to Long-term Supply Arrangements.” Clare Micronix records research and development costs as expenses are incurred. Clare Micronix then credits research and development expenses for payments made by the customer. Up-front payments made by the customer are initially recorded as customer deposits and are charged to the statement of income as expenses for the project as costs are incurred.

     Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows.

     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as a impairment loss. We perform this impairment test annually during our fourth quarter and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis. We have one reporting unit.

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

     Defined Benefit Plans. We maintain pension plans covering certain of our employees in foreign locations. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Recent Accounting Developments

     The Financial Accounting Standard Board, or FASB, issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon the valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after June 15, 2005. The FASB intends to issue a final statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial statements.

Results of Operations — Three and Six Month Periods Ended September 30, 2004 and September 30, 2003

     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	% increase from	2003	2004	% increase from	2003
		2003 to 2004			2003 to 2004
Net revenues	$61,385	43.0%	$42,926	$121,339	46.2%	$83,022
Cost of goods sold	41,874	32.1%	31,689	84,653	42.4%	59,444

Gross profit	19,511	73.6%	11,237	36,686	55.6%	23,578

Operating expenses:
Research, development and engineering	5,071	31.5%	3,855	9,623	22.0%	7,889
Selling, general and administrative	8,151	9.5%	7,447	17,527	15.5%	15,173

Total operating expenses	$13,222	17.0%	$11,302	$27,150	17.7%	$23,062

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	% of Net	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues	Revenues
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	68.2	73.8	69.8	71.6

Gross profit	31.8	26.2	30.2	28.4

Operating expenses:
Research, development and engineering	8.3	9.0	7.9	9.5
Selling, general and administrative	13.3	17.3	14.4	16.0

Total operating expenses	21.5	26.3	22.4	25.5

Operating income (loss)	10.2	(0.1)	7.9	2.9
Other expense, net	—	0.2	0.2	—

Income before income tax	10.2	(0.3)	7.7	2.9
Benefit from (provision for) income tax	(4.0)	0.1	(3.0)	(0.2)

Net income (loss)	6.3	(0.2)	4.7	2.6

     Net Revenues.

     The increase in net revenues in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 reflects increased sales across our product groups. The largest component was a $13.2 million increase in sales of power semiconductors. The increase in the power semiconductor group was due, in large part, to an increase of $5.9 million in sales of semiconductors for the consumer products market. The principal cause of the $2.6 million increase in RF power semiconductor and systems sales was the acquisition of Microwave Technology in September 2003, which accounted for $1.8 million of such increase.

The following table sets forth the units, average selling price, or ASP, and revenues for each of our product groups in the quarter ended September 30, 2004 and compares such revenues against those of the quarter ended September 30, 2003:

	Three Months Ended September 30,
	2004			% change in revenues from 2003
	Units	ASP	Revenues	to 2004	2003 Revenues
	(000)		(000)		(000)
Power Semiconductors	19,497	$2.41	$47,056	39.0%	$33,852
Integrated Circuits	11,743	0.88	10,383	33.8%	7,758
RF Power Semiconductors and Systems	296	13.33	3,946	199.8%	1,316

Total	31,536		$61,385		$42,926

     The increase in net revenues for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 reflects increased sales across our product groups. In comparing the six month periods, the increase in revenues from the sales of power semiconductors constituted $30.2 million of the increase. This included a $12.0 million increase in the sale of semiconductors for the consumer products market. The $5.7 million increase in RF power semiconductor and systems revenues was principally related to the Microwave Technology acquisition, which provided $4.8 million of the increase. The following table sets forth the units, ASP and revenues for each of our product groups in six months ended September 30, 2004 and compares such revenues against those of the six months ended September 30, 2003:

	Six Months Ended September 30,
	2004			% change in revenues from 2003
	Units	ASP	Revenues	to 2004	2003 Revenues
	(000)		(000)		(000)
Power Semiconductors	38,623	$2.49	$96,078	45.9%	$65,842
Integrated Circuits	23,094	0.76	17,580	15.7%	15,197
RF Power Semiconductors and Systems	649	11.84	7,681	287.3%	1,983

Total	62,366		$121,339		$83,022

     Gross Profit.

     The increase in gross profit in terms of dollars in the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003 is primarily the result of the related increase in revenues and the acquisition of Microwave Technology. The acquisition of Microwave Technology resulted in a $949,000 increase in gross profit in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and a $2.4 million increase in gross profit in the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Gross profit margin increased to 31.8% in the three months ended September 30, 2004 from 26.2% in the three months ended September 30, 2003 principally because of reductions in the cost to manufacture our products, combined with the addition for a full quarter of higher margin RF power product lines in the September 2004 quarter. Gross profit margin increased to 30.2% during the six months ended September 30, 2004 as compared to 28.4% in the six months ended September 30, 2003 principally because of the addition for the full period of higher margin RF power product lines and reductions in the cost to manufacture our products.

     Research, Development and Engineering.

     For the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003, research, development and engineering expenses increased with the funding of additional development projects to support our growth in revenues, but declined as a percentage of revenues due to revenue growth.

     Selling, General and Administrative.

     For the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003, selling, general and administrative expenses increased principally due to increased expenses related to our growth in revenues, such as a general increase in the cost of compliance and sales commissions. Selling, general and administrative expenses declined as a percentage of revenues in the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003, principally as a result of our continuing efforts to control costs, combined with the impact of our growth in revenues. We have reclassified all expenses related to patent infringement litigation as SG&A expense, rather than other expense.

     Other Expense, Net.

     Other expense, net in the quarter ended September 30, 2004 was $77,000, as compared to $226,000 in the quarter ended September 30, 2003. Other expense, net in the six months ended September 30, 2004 was $433,000, as compared to $200,000 in the six months ended September 30, 2003. Other expense, net consists principally of gains and losses associated with changes in currency rates.

     Provision For Income Tax.

     In the quarter ended September 30, 2004, the provision for income tax reflected an effective tax rate of 38.8%, as compared to an effective tax rate of 31.0% in the quarter ended September 30, 2003. In the six months ended September 30, 2004, the provision for income taxes reflected an effective tax rate of 38.8%, as compared to an effective tax rate of 36.1% in the six months ended September 30, 2003. The higher tax rates for the three and six months ended September 30, 2004 were primarily related to a shift in profitability into higher tax rate jurisdictions.

Liquidity and Capital Resources

     At September 30, 2004, cash and cash equivalents of $48.8 million were 16.1% greater than the $42.1 million at March 31, 2004.

     Net cash provided by operating activities in the six months ended September 30, 2004 was $11.3 million, as compared to $2.2 million for the six months ended September 30, 2003. During the six months ended September 30, 2004, the principal working capital use of cash was to fund the growth in accounts receivable and inventory. Net accounts receivable rose $4.6 million, or 13.9%, from March 31, 2004 to September 30, 2004, primarily due to higher revenues and a higher percentage of Asian customers who typically have longer payment terms than domestic customers. No one customer accounted for more than 10% of our revenues during the six months ended September 30, 2004 or 10% of our receivables at September 30, 2004. Our inventories at September 30, 2004 increased $3.0 million, or 6.2%, from March 31, 2004, principally to support higher revenues. Accounts payable increased by $2.7 million, or 18.0%, from March 31, 2004 to September 30, 2004, largely due to timing differences and the increase in revenues. Accrued expenses and other liabilities increased by $4.9 million, or 27.1%, from March 31, 2004 to September 30, 2004, primarily due to an increase in income tax liabilities.

     We used $3.6 million in net cash for investing activities during the six months ended September 30, 2004, as compared to $1.3 million used in investing activities during the six months ended September 30, 2003. During the six months ended September 30, 2004, we spent $3.6 million in capital expenditures.

     For the six months ended September 30, 2004, net cash used in financing activities was $865,000 as compared to $1,594,000 in the six months ended September 30, 2003. During the six months ended September 30, 2004, we used cash principally to pay capital lease obligations. We also purchased 74,900 shares of our common stock for an aggregate purchase price of $536,000.

     Another potential source of liquidity is borrowings under existing lines of credit. At September 30, 2004, we had available credit of $4.4 million. At September 30, 2004, our debt, consisting of capital lease obligations and notes payable to bank, was $5.9 million, representing 12.1% of our cash and cash equivalents and 3.9% of our stockholders equity.

     We believe that our cash and cash equivalents together with cash generated from operations and our line of credit will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or one or more acquisitions. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

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

     Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	market acceptance of our products;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity;

•	the amount and timing of investments in research and development;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

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

Our disclosure controls and procedures are not effective.

     In connection with their audit of our fiscal 2004, our auditors, PricewaterhouseCoopers LLP, advised us of a material weakness in our internal control. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were not effective. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. Existence of this or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations or cash flows.

Investor confidence and share value may be adversely impacted if we or our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal control over financial reporting as of March 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its Annual Report on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2005. Management may not conclude that our internal control over financial reporting is effective. Moreover, even if management does conclude that our internal control over financial reporting is effective, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million plus attorney fees and issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products. The United States Court of Appeals for the Federal Circuit reversed or reversed and remanded all findings of patent infringement previously issued against us by the U.S. District Court, and vacated the permanent injunction and the damages and attorneys fees awards. The litigation is expected to continue at the U.S. District Court and could result in another damages award, as well as an attorneys fees award and an injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Item 1. Legal Proceedings” provided elsewhere in this Quarterly Report on Form 10-Q.

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

     In the event of any adverse ruling in any intellectual property litigation, including the pending power MOSFET litigation with International Rectifier, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse decision in the International Rectifier power MOSFET litigation would, and in any other infringement action could, materially and adversely affect our financial condition, results of operations and cash flows.

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

We have experienced operating losses in the past, and we may experience additional declines in revenues and operating losses in the future.

     Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We incurred net losses of $4.4 million and $12.2 million in fiscal 2004 and 2003, respectively. Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience declines in revenue and operating losses in the future. In order to return to consistent profitability, we must successfully implement our objectives, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. Although we reported net income for the six months ended September 30, 2004, we cannot assure you that we will be able to sustain our profitability.

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

     Our relationships with our external foundries do not guarantee prices, delivery or lead times, or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. If growth in demand for our products occurs, these foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain additional foundry capacity as required, our relationships with our customers could be harmed and our revenues could be reduced or their growth limited. Moreover, even if we are able to secure additional foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect on the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

     Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, International Rectifier, Infineon, On Semiconductor, Powerex, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage.

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

     At September 30, 2004, no distributor accounted for greater than 10% of our outstanding receivables. If this or any other distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

Our stock price is volatile.

     The market price of our common stock has fluctuated significantly to date. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in the communications and semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial analysts;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., our President and Chief Executive Officer; or

•	general economic and market conditions.

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

     Semiconductors with operating voltages above 40 volts are subject to regulations intended to address the safety, reliability and quality of the products. These regulations relate to processes, design, materials and assembly. For example, in the United States some high voltage products are required to pass Underwriters Laboratory recognition for voltage isolation and fire hazard tests. Sales of semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer than that required for U.S. approval, and the requirements may differ.

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

     Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake fault lines and have experienced earthquakes in the past. If any of these events occur, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owns, as of October 28, 2004, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements.

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

     Our auditors, PricewaterhouseCoopers LLP, or PwC, as a result of their audit of our financial statements for the year ended March 31, 2004, informed us of a material weakness. In the planning and performance of the audit, PwC considered the internal controls in order to complete its audit of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2004, other significant deficiencies and/or material weaknesses may have come to the attention of PwC. The material weakness identified as a result of the PwC audit procedures related to inventory accounting. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in the following inaccurate adjustments: standard cost revisions; incomplete updating of costs included in the standards; journal entries recorded without the proper supporting documentation; and reconciliation of the general ledger balance to the perpetual records. PwC also observed a lack of procedures to track inventory transactions related to cut-off issues.

     The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2004 was a reduction in cost of goods sold on our statement of operations of $823,000, an increase in inventory of $1,099,000 and an increase in accrued expenses and other liabilities of $276,000.

     We believe that the material weakness relates to events in the fourth quarter of fiscal 2004 and had no material effect on financial statements for prior periods.

     Our Chief Executive Officer, Chief Financial Officer, and audit committee are aware of the material weakness. The following factors contributed to the aforementioned control conditions:

•	rapid growth of the company through acquisitions;

•	turnover of key finance personnel; and,

•	integration of legacy accounting and information systems.

     In light of the material weakness and the requirements enacted in the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2004, that our disclosure controls and procedures were not effective.

     We have implemented controls and procedures intended to address the material weakness. These controls and procedures include supervisory review of inventory reconciliations, review of standard costs and excess inventory and improved cycle count procedures. In addition, we have appointed a corporate controller and intend to employ a cost accountant and a financial analyst. In the future, we intend to schedule standard cost revisions for times other than when financial statement closings are occurring. As mitigation until the material weakness is successfully resolved, we are running additional procedures and expending additional time on our inventory accounting during the preparation of each Form 10-Q and Form 10-K.

     We are also in the process of formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, or the 404 rules. Changes have been made and will be made to our internal controls as a result of these efforts. We believe that the material weakness and the effectiveness of our disclosure controls and procedures will be adequately addressed when we have concluded that our internal controls are effective as part of an annual attestation report under the 404 rules.

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

     In 2002, the U.S. District Court entered a permanent injunction barring us from making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by the subject patents and ruled that International Rectifier should be awarded damages of $9.1 million for our alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that we had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees. We appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against us by the U.S. District Court. On August 9, 2004, the Federal Circuit vacated the damages award.

     We believe our defenses to the various remaining claims made by International Rectifier are meritorious. However, there can be no assurance of a favorable outcome. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to our financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above.

     Information regarding the patent infringement lawsuit between the Company and Advanced Power Technology, Inc. is contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. As of August 11, 2004, we and Advanced Power Technology, Inc. entered into an agreement and consented to a Stipulated Order of Dismissal regarding our patent infringement lawsuit in United States District Court in the Northern District of California. The agreement is a final settlement of all claims in the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	Shares (or Units)	Price Paid per	Publicity Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	-	(1)	-	985,000 (2)
August 1, 2004 – August 31, 2004	59,900	$6.64	59,900	925,100
September 1, 2004 – September 30, 2004	-	(1)	-	925,100
Total	59,900		59,900	925,100

(1)	Not applicable
(2)	The current program was announced on May 24, 2004 and will expire on June 10, 2005. The purchase of up to 1,000,000 shares of common stock was approved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Arnold P. Agbayani

Arnold P. Agbayani, Senior Vice President, Finance and
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

10.1	Stock Option Agreement of Kenneth D. Wong.

10.2	Form of stock option agreement for non-employee directors.

10.3	Form of stock option agreement for employees, including executive officers.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated herein by reference.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.