Form 10-Q
period 2004-12-31
IXYS CORP /DE/
filed 2005-02-11
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED DECEMBER 31, 2004

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

Yes ☑      No ☐

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF JANUARY 27, 2005 WAS 33,249,893.

1.

IXYS CORPORATION

FORM 10-Q
December 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,677	$42,058
Restricted cash	461	1,141
Accounts receivable, net of allowances of $2,731 at December 31, 2004 and $2,654 at March 31, 2004	38,909	33,131
Inventories	54,754	48,055
Prepaid expenses and other current assets	15,259	1,710
Deferred income taxes	7,595	7,769

Total current assets	167,655	133,864
Property, plant and equipment, net	26,329	26,369
Other assets	5,868	7,310
Deferred income taxes	10,015	9,503
Goodwill	21,502	21,223

Total assets	$231,369	$198,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,786	$3,447
Notes payable to bank	—	800
Accounts payable	11,986	15,277
Accrued expenses and other current liabilities	39,335	18,094

Total current liabilities	54,107	37,618
Capitalized lease obligations, net of current portion	2,308	2,904
Loans payable	157	157
Pension liabilities	13,806	12,059

Total liabilities	70,378	52,738

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,407,064 issued and 33,243,925 outstanding at December 31, 2004 and 33,018,675 issued and 32,923,373 outstanding at March 31, 2004	332	331
Additional paid-in capital	152,817	151,074
Deferred compensation	(5)	(10)
Notes receivable from stockholders	(749)	(1,388)
Accumulated deficit	(299)	(10,750)
Less cost of treasury stock: 170,202 shares at December 31, 2004 and 95,302 shares at March 31, 2004	(983)	(447)
Accumulated other comprehensive income	9,878	6,721

Total stockholders’ equity	160,991	145,531

Total liabilities and stockholders’ equity	$231,369	$198,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	$66,258	$50,744	$187,597	$133,766
Cost of goods sold	46,203	38,699	130,857	98,143

Gross profit	20,055	12,045	56,740	35,623

Operating expenses:
Research, development and engineering	4,778	4,023	14,400	11,912
Selling, general and administrative	8,226	7,518	25,753	22,693

Total operating expenses	13,004	11,541	40,153	34,605

Operating income	7,051	504	16,587	1,018
Interest income	334	272	691	558
Interest expense	(32)	(53)	(129)	(130)
Other income (expense), net	186	(129)	(293)	(327)

Income before income tax	7,539	594	16,856	1,119
Provision for income tax	(2,790)	(208)	(6,405)	(398)

Net income	$4,749	$386	$10,451	$721

Net income per share—basic	$0.14	$0.01	$0.32	$0.02

Weighted average shares used in per share calculation — basic	33,076	32,772	33,029	32,289

Net income per share—diluted	$0.14	$0.01	$0.30	$0.02

Weighted average shares used in per share calculation — diluted	35,012	34,860	34,876	34,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income	$4,749	$386	$10,451	$721

Other comprehensive income:
Foreign currency translation adjustments	2,307	2,281	3,157	2,957

Comprehensive income	$7,056	$2,667	$13,608	$3,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,451	$721
Adjustments to reconcile net income to net cash provided by operating activities::
Depreciation and amortization	8,236	7,965
Provision for receivables allowances	2,726	(687)
Write-down of excess and obsolete inventories	2,968	84
Loss (gain) on foreign currency transactions	561	(1,671)
Deferred income taxes	24	695
Compensation expense for notes from shareholders	119	—
Interest forgiven on notes from shareholders	55	—
Loss on disposal of fixed assets	132	—
Changes in operating assets and liabilities:
Accounts receivable	(7,104)	(5,512)
Inventories	(7,063)	(329)
Prepaid expenses and other current assets	(14,586)	(196)
Other assets	317	(670)
Accounts payable	(1,626)	656
Accrued expenses and other liabilities	17,330	(456)
Pension liabilities	688	407

Net cash provided by operating activities	13,228	1,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in restricted cash	680	1,626
Net cash acquired in acquisition of Microwave Technology, Inc.	—	143
Purchase of plant and equipment	(6,179)	(2,645)

Net cash used in investing activities	(5,499)	(876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,763)	(3,106)
Proceeds from notes payable to bank	—	62
Repayment of notes payable to bank	(800)	(10)
Purchase of treasury stock	(536)	—
Proceeds from exercise of options	1,010	651
Proceeds from issuance of ESPP	615	198
Payments of notes from stockholders	610	—

Net cash used in financing activities	(864)	(2,205)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,754	580

Net increase (decrease) in cash and cash equivalents	8,619	(1,494)
Cash and cash equivalents at beginning of period	$42,058	$40,094

Cash and cash equivalents at end of period	$50,677	$38,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment and intangible assets, revenue recognition, legal contingencies, goodwill, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2004 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. A reclassification has been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. In the reclassification, litigation expenses in the amount of $393,000 and $2,254,000 for the three and nine-month periods ended December 31, 2003 were reclassified from other expense, net to selling, general and administrative expenses. Such reclassification had no effect on previously reported net income or retained earnings.

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

     Had compensation cost for its stock plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, IXYS’s net income (loss) and net income (loss) per share for the three and nine month periods ended December 31, 2004 and 2003 would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net Income, as reported	$4,749	$386	$10,451	$721
Add: Stock-based compensation included in operations	—	—	—	—
Less: Total employee stock-based compensation expense determined under fair value method for all awards to employees, net of tax	(455)	(597)	(1,362)	(1,756)

Pro forma net income (loss)	$4,294	$(211)	$9,089	$(1,035)

Basic net income (loss) per share:
As reported	$0.14	$0.01	$0.32	$0.02

Pro forma	$0.13	$(0.01)	$0.28	$(0.03)

Diluted net income (loss) per share:
As reported	$0.14	$0.01	$0.30	$0.02

Pro forma	$0.12	$(0.01)	$0.26	$(0.03)

     For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. For purposes of the pro forma disclosures, we utilized an expected life of 4 years, a risk free rate of 3.52%, expected volatility of 46.67% and no expected dividend rate.

3. Acquisition of Microwave Technology, Inc.

     On September 5, 2003, IXYS completed its acquisition of 100% of the voting equity interests of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT expanded the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products and increased IXYS’s presence in RF power semiconductors. The acquisition was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of MwT’s net tangible and intangible assets acquired, and, as a result, IXYS has recorded goodwill in connection with this transaction. The acquisition was a stock-for-stock exchange. As such, none of the goodwill is expected to be deductible for tax purposes. MwT has been included in our statement of operations since September 5, 2003. In connection with the acquisition, approximately 767,000 shares of IXYS common stock and options exercisable for approximately 26,000 shares of IXYS common stock were issued. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Direct merger costs	321

Total purchase price	$4,677

     The fair value of IXYS’s common stock issued was determined using an average of the closing sales prices of a share of our common stock on the Nasdaq National Market for the five trading days before and after the definitive agreement was signed. The fair value of the options assumed in the transaction was determined using the Black-Scholes option pricing model using an expected life of 2-years, risk free rate of 2% and expected volatility of 66% and no expected dividend rate. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, deferred tax assets, liabilities assumed and goodwill as follows (in thousands):

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

     Pro Forma Disclosure (in thousands, except per share data):

The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2003. On a pro forma basis, the results of operations of MwT for the nine-month period ended December 31, 2003 are consolidated with IXYS results for the nine-month period ended December 31, 2003. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

Nine Months Ended
December 31,
2003
(unaudited)
Revenue	$136,150
Net income (loss)	(1,686)
Net income per share — basic	(0.05)
Shares used in per share calculation-basic	32,713
Net income per share — diluted	(0.05)
Shares used in per share calculation-diluted	32,713

4. Inventories

Inventories consist of the following (in thousands):

	December 31, 2004	March 31, 2004
	(unaudited)
Raw materials	$14,461	$12,117
Work in process	27,110	26,729
Finished goods	13,183	9,209

Total	$54,754	$48,055

5. Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of options into common stock.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
BASIC:
Weighted average shares outstanding for the period	33,076	32,772	33,029	32,289
Net income (loss) available for common stockholders	$4,749	$386	$10,451	$721

Net income (loss) available for common stockholders per share	$0.14	$0.01	$0.32	$0.02

DILUTED:
Weighted average shares outstanding for the period	33,076	32,772	33,029	32,289
Net effective dilutive stock options based on treasury stock method using average market price	1,936	2,088	1,847	2,032

Shares used in computing per share amounts	35,012	34,860	34,876	34,321

Net income (loss) available for common stockholders	$4,749	$386	$10,451	$721

Net income (loss) per share available for common stockholders	$0.14	$0.01	$0.30	$0.02

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	817	532	1,262	570

6. Segment Information

IXYS operates in a single industry segment comprised of semiconductor products used primarily in power-related applications, including those in motor drives, consumer products and power conversion (among them, uninterruptible power supplies, switch mode power supplies and medical electronics), and in the telecommunications industry. IXYS’s sales by major geographic area (based on destination) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
North America
United States	$18,716	$17,128	$53,425	$46,883
Canada	872	1,779	2,636	4,303
Europe and the Middle East
Germany	6,591	5,450	21,316	16,869
Italy	1,783	1,509	5,430	4,940
United Kingdom	4,645	2,534	11,911	6,999
Other	8,748	7,266	24,901	20,342
Asia Pacific
Korea	14,676	5,308	33,000	9,934
China	4,176	4,452	13,681	9,968
Japan	1,216	1,043	4,966	3,137
Other	3,854	3,324	12,901	7,782
Rest of the World	981	951	3,430	2,609

Total	$66,258	$50,744	$187,597	$133,766

The following table sets forth revenues by product group for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Power Semiconductors	$53,014	$39,136	$146,044	$104,978
ICs	9,557	8,410	30,185	23,607
Systems and RF Power Semiconductors	3,687	3,198	11,368	5,181

Total	$66,258	$50,744	$187,597	$133,766

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

     IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. On August 9, 2004, the Federal Circuit Court vacated the damages award. The case was remanded to the U.S. District Court for further proceedings.

     There can be no assurance of a favorable outcome in the International Rectifier suit. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above.

     On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc. in the Superior Court of Norfolk County,. Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly.

     In its complaint, LoJack sought damages in an amount to be determined at trial, an $890,000 refund of payments it made under the contract, all work product resulting from any work prepared by Clare and its attorneys’ fees in the suit. LoJack also sought to have its damages trebled under the Massachusetts statute.

     Clare answered the complaint denying any liability and counterclaiming for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, violation of the Massachusetts statute, promissory estoppel and negligent misrepresentation. Discovery in the litigation is largely complete. No trial date has been set.

     There can be no assurance of a favorable outcome in the LoJack suit. In the event of an adverse outcome, damages awarded by the court could be materially adverse to the Company’s financial condition, results of operations and cash flows.

     The Company does not provide any product or similar guarantees or warranties. However, the Company does provide in the normal course of business indemnification to its officers, directors and selected parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Item 2. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Risk Factors” below. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

     We are a leading company in the design, development, manufacture and marketing of high power, high performance power semiconductors. Our three principal product groups are: power semiconductors; integrated circuits; and systems and RF power semiconductors.

     Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 500 watts of power.

     We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal integrated circuits, or ICs, are principally used in telecommunications applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

     Our radio frequency, or RF, power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

     For the quarter ended December 31, 2004, sales to customers in the United States represented approximately 28.2% and sales to international customers represented approximately 71.8% of our net revenues. Of our international sales, approximately 45.8% were derived from sales in Europe and the Middle East, approximately 1.8% were derived from sales in the Americas other than the United States and approximately 52.4% were derived from sales in Asia and the rest of the world. We had one customer, Samsung SDI Co. Ltd., that accounted for more than 10% of our net revenues for the quarter ended December 31, 2004.

     By comparison, for the quarter ended December 31, 2003, sales to customers in the United States represented approximately 33.8% and sales to international customers represented approximately 66.2% of our net revenues. Of our international sales, approximately 49.9% were derived from sales in Europe and the Middle East, approximately 5.2% were derived from sales in the Americas other than the United States and approximately 44.9% were derived from sales in Asia and the rest of the world. No customer accounted for more than 10% of our net revenues for the quarter ended December 31, 2004.

     Over the past months, we have seen a trend of increasing growth in revenues from the sale of power semiconductors for inclusion in consumer products. With the increasing production resulting from these and other sales of power semiconductors, we have experienced increasing economies of scale and have been able to lower our unit cost of production. Since most of our customers that manufacture consumer products are located in Asia, we have seen a shift toward Asia in our revenues. Our power semiconductors for the consumer products market are manufactured at external foundries. Consequently, we have seen an increase in the proportion of our products that are fabricated in external foundries rather than in our own facilities.

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

     Revenue Recognition. We sell to distributors and original equipment manufacturers. Approximately 35% of our revenues are from distributors. We provide our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $63,000 in the current fiscal year to date and $382,000 in the prior fiscal year.

     Allowance for sales returns. We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances have not fluctuated significantly from period to period to date, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.

     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six- months’ sales. In the fiscal year to date ended December 31, 2004 and 2003, approximately $618,000 and $1.1 million of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.

     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This allowance is reported on the balance sheet as part of the accounts receivable allowance and is included on the statement of operations as part of selling, general and administrative expense.

     Allowance for ship and debits. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or ARB 43, our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. In accordance with Statement 4, of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production process. We review our standard costs on an as-needed basis and update them as appropriate to approximate actual costs.

     We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over-estimated, we may be required to adjust the valuation of our inventories. We regularly review inventory quantities on hand and record a provision for excess inventory based primarily on our historical sales. We perform an analysis of inventories and compare the sales for the preceding year(s). To the extent we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a write-down for excess inventories. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our write-down of inventories may be materially different.

     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly.

     Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically consider any inventory that is no longer usable and write it off as scrap.

     Valuation of property, plant, equipment, and intangible assets. We regularly evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Reviews are regularly performed to determine whether facts and circumstances exist indicating that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation annually. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We perform this impairment test annually during our fourth quarter and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis. We have one reporting unit.

     Income Tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

     Stock-based Compensation. We account for stock-based employee compensation under the principles of APB No. 25, “Accounting for Stock Issued to Employees.” As allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” we have elected to continue to apply the intrinsic value based method of accounting under APB No. 25, and have adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Recent Accounting Developments

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R offers us alternative methods of adopting this standard. At the present time, we have not yet determined which alternative method we will use and the resulting impact on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, double freight, rehandling costs, and excessive spoilage. ARB 43 previously stated that such costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they are “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The provisions of this Statement should be applied prospectively. We will adopt SFAS 151 for our fiscal year beginning April 1, 2006. We have not yet determined what impact the adoption of this standard will have on our financial position and results of operations.

Results of Operations — Three and Nine Months Periods Ended December 31, 2004 and December 31, 2003

     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
		% increase from			% increase from
	2004	2003 to 2004	2003	2004	2003 to 2004	2003

Net revenues	$66,258	30.6%	$50,744	$187,597	40.2%	$133,766
Cost of goods sold	46,203	19.4%	38,699	130,857	33.3%	98,143

Gross profit	20,055	66.5%	12,045	56,740	59.3%	35,623

Operating expenses:
Research, development and engineering	4,778	18.8%	4,023	14,400	20.9%	11,912
Selling, general and administrative	8,226	9.4%	7,518	25,753	13.5%	22,693

Total operating expenses	$13,004	12.7%	$11,541	$40,153	16.0%	$34,605

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	% of Net	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues	Revenues
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	69.7	76.3	69.8	73.4

Gross profit	30.3	23.7	30.2	26.6

Operating expenses:
Research, development and engineering	7.2	7.9	7.7	8.9
Selling, general and administrative	12.4	14.8	13.7	17.0

Total operating expenses	19.6	22.7	21.4	25.9

Operating income	10.7	1.0	8.8	0.7
Interest income, net	0.4	0.4	0.3	0.3
Other income (expense), net	0.3	(0.2)	(0.1)	(0.2)

Income before income tax	11.4	1.2	9.0	0.8
Provision for income tax	(4.2)	(0.4)	(3.4)	(0.3)

Net income	7.2	0.8	5.6	0.5

     Net Revenues.

     The 30.6% increase in net revenues in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 reflects increased sales in power semiconductors, integrated circuits and systems and RF power semiconductors. The largest component was a $13.9 million increase in sales of power semiconductors. The increase in the power semiconductor group was due principally to an increase of $9.4 million in sales of semiconductors for the consumer products market. Revenues from the sale of integrated circuits increased in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 principally because of an increase of $1.0 million in the sales of semiconductors for the telecommunications central office equipment market.

     The following table sets forth the units and average selling price, or ASP, and revenues for each of our product groups for the three months ended December 31, 2004 and compares such revenues against those of the three months ended December 31, 2003:

	Three Months Ended December 31,
	2004			% change to	2003
	Units	ASP	Revenues	revenues from 2003	Revenues
	(000)		(000)	to 2004	(000)

Power Semiconductors	23,091	$2.30	$53,014	35.5%	$39,136
Integrated Circuits	11,310	0.85	9,557	13.6%	8,410
Systems and RF Power Semiconductors	296	12.47	3,687	15.3%	3,198

Total	34,697		$66,258		$50,744

     The increase in net revenues for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 reflects increased sales across all three of our product groups. In comparing the nine-month periods, the increase in revenues from the sales of power semiconductors constituted $41.1 million of the increase, which included a $21.2 million increase in the sale of semiconductors for the consumer products market. Integrated circuits increased by $6.6 million during the nine-month period of fiscal 2004 as compared to the nine months of fiscal 2003, caused principally by a $2.5 million increase in revenues from semiconductors for the telecommunications central office equipment market and a $2.0 million increase in the sale of application specific integrated circuits. The $6.2 million increase in systems and RF power semiconductor revenues was principally related to the Microwave Technology acquisition, which provided $5.2 million of the increase.

     The following table sets forth the units, ASP and revenues for each of our product groups in nine months ended December 31, 2004 and compares such revenues against those of the nine months ended December 31, 2003:

	Nine Months Ended December 31,
	2004			% change to	2003
	Units	ASP	Revenues	revenues from 2003	Revenues
	(000)		(000)	to 2004	(000)

Power Semiconductors	61,713	$2.37	$146,044	39.1%	$104,978
Integrated Circuits	34,404	0.88	30,185	27.9%	23,607
Systems and RF Power Semiconductors	945	12.03	11,368	119.4%	5,181

Total	97,062		$187,597		$133,766

     Sales to distributors represented 34.7% of net revenues during the three months ended December 31, 2004 as compared to 32.0% of net revenues during the three months ended December 31, 2003. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the quarter ended December 31, 2004:

(000)
Balance, September 30, 2004	$372
Additions	597
Deductions	(468)

Balance, December 31, 2004	$501

     Gross Profit.

     The increase in gross profit expressed in dollars in the three and nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003 is primarily the result of increased revenues and related improvements in economies of scale in production. The increase for the nine-month period also included the contribution of Microwave Technology, which was acquired in September 2003. The acquisition of Microwave Technology resulted in a $2.5 million increase in gross profit in the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. Gross profit margin increased to 30.3% in the three months ended December 31, 2004 from 23.7% in the three months ended December 31, 2003 principally because of reductions in the cost to manufacture our products that, in part, resulted from increasing economies of scale with increased production volume. Gross profit margin increased to 30.2% during the nine months ended December 31, 2004 as compared to 26.6% in the nine months ended December 31, 2003 principally because of reductions in the cost to manufacture our products related to increasing economies of scale and the addition for the full period of higher margin RF power product lines from the Microwave Technology acquisition.

     Our gross profit and our gross profit margin can be positively affected by the sale of excess inventory. Excess inventory consists of units of inventory written off because they are not selling at a rate that warrants carrying all of them on our books and records at cost. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur.

     We do not physically segregate excess inventory and assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

     The following table provides information on our excess inventory at cost, including the sale of excess inventory valued at cost:

(000)
Balance at September 30, 2004	$28,805
Sale of excess inventory	(1,195)
Scrap of excess inventory	(99)

Balance of excess inventory	27,511
Additional accrual of excess inventory	590

Balance at December 31, 2004	$28,101

     The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 9,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and our products do not quickly obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the sale or scrapping of excess inventory.

Research, Development and Engineering.

     For the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, research, development and engineering expenses increased due to an increase in the number of projects underway, but declined as a percentage of revenues due to revenue growth. For the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 research, development and engineering expense increased because of an increase in the number of projects underway and the Microwave Technology acquisition, but declined as a percentage of revenues due to revenue growth.

     Selling, General and Administrative.

     For the three and nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003, selling, general and administrative expenses increased in dollars principally due to increased expenses related to our growth in revenues and the increased cost of regulatory compliance. Selling, general and administrative expenses declined as a percentage of revenues in the three and nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003, principally as a result of our continuing efforts to control costs.

     Other Income (Expense), Net.

     Other income (expense), net in the quarter ended December 31, 2004 was other income, net of $186,000, as compared to $129,000 of other expense, net in the quarter ended December 31, 2003. Other expense, net in the nine months ended December 31, 2004 was $293,000, as compared to $327,000 in the nine months ended December 31, 2003. Other income (expense), net consists principally of gains and losses associated with changes in foreign currency rates.

     Provision for Income Tax.

     In the quarter ended December 31, 2004, the provision for income tax reflected an effective tax rate of 37.0%, as compared to an effective tax rate of 35.0% in the quarter ended December 31, 2003. In the nine months ended December 31, 2004, the provision for income taxes reflected an effective tax rate of 38.0%, as compared to an effective tax rate of 35.6% in the nine months ended December 31, 2003. The higher tax rates for the three and nine months ended December 31, 2004 were primarily related to increased profitability in higher tax rate jurisdictions.

Liquidity and Capital Resources

     At December 31, 2004, cash and cash equivalents of $50.7 million were 20.5% greater than the $42.1 million at March 31, 2004. This was due to net cash provided by operating activities, partially offset by net cash used in investing and financing activities.

     Net cash provided by operating activities in the nine months ended December 31, 2004 was $13.2 million, as compared to $1.0 million in the nine months ended December 31, 2003. In the cash flows from operating activities for the nine months ended December 31, 2004, prepaid expenses and other current assets and accrued expenses and other current liabilities each include $10.9 million of offsetting European value-added tax. Other than the value-added tax, during the nine months ended December 31, 2004, the principal working capital use of cash was to fund the growth in accounts receivable and inventory. Net accounts receivable rose $5.8 million, or 17.4%, from March 31, 2004 to December 31, 2004, primarily due to higher revenues and a higher percentage of receivables due from Asian customers, who have longer payment terms than domestic customers. No one customer accounted for more than 10% of our receivables at December 31, 2004. Our inventories at December 31, 2004 increased $6.7 million, or 13.9%, from March 31, 2004, principally to support higher revenues. Accounts payable declined $3.3 million from March 31, 2004 to December 31, 2004, largely because of differences in the timing of payments. Accrued expenses and other current liabilities increased by $21.2 million, or 117.4%, from March 31, 2004 to December 31, 2004, primarily due to the value-added tax and an increase in income tax liabilities.

     We used $5.5 million in net cash for investing activities during the nine months ended December 31, 2004, as compared to $876,000 used in investing activities during the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we spent $6.2 million in capital expenditures.

     For the nine months ended December 31, 2004, net cash used in financing activities was $864,000 as compared to $2.2 million in the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we used cash principally to pay capital lease obligations. We also expended $536,000 purchasing our common stock and repaid in full our outstanding bank loan of $800,000.

     In addition to cash flow from operations, another potential source of liquidity is borrowings under existing lines of credit. At December 31, 2004, we had available credit of $5.1 million.

     At December 31, 2004, our debt, consisting of capital lease obligations and loans payable, was $5.3 million, representing 10.4% of our cash and cash equivalents and 3.3% of our stockholders equity.

     As discussed in Item 7A of our Form 10-K for the year ended March 31, 2004, we have significant assets and sales in Europe. Because of the weakening U.S. dollar, the value of our overseas assets has increased.

     We believe that our cash and cash equivalents, together with cash generated from operations and our line of credit, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or one or more acquisitions. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

RISK FACTORS

     In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business and us. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and its financial condition.

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

     As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Quarterly Report on Form 10-Q, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis.

The semiconductor industry is cyclical, and an industry downturn could adversely affect our operating results.

     Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry is characterized by:

•	alternating periods of overcapacity and production shortages;

•	cyclical demand for semiconductors;

•	changes in product mix in response to changes in demand;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products; and

•	significant expenditures for capital equipment and product development.

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

We have a material weakness in internal control over financial reporting and our disclosure controls and procedures are not effective.

     In light of a number of control deficiencies, we have concluded that we have a material weakness in internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q. Existence of this or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations or cash flows.

Investor confidence and share value may be adversely impacted if we or our independent registered public accounting firm are unable to provide adequate attestation about the adequacy of our internal control over financial reporting as of March 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its Annual Report on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2005. Management may conclude that our internal control over financial reporting is not effective as of March 31, 2005. Our recent identification of a material weakness increases the probability of such a conclusion.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million plus attorney fees and issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products. The United States Court of Appeals for the Federal Circuit reversed or reversed and remanded all findings of patent infringement previously issued against us by the U.S. District Court, and vacated the permanent injunction and the damages and attorneys fees awards. The litigation is expected to continue at the U.S. District Court and could result in another damages award, as well as an attorney’s fees award and an injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q.

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

          During the nine months ended December 31, 2004, our product sales by region were approximately 29.9% in North America, approximately 33.9% in Europe and the Middle East and approximately 36.2% in Asia and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

     Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We incurred net losses of $4.4 million and $12.2 million in fiscal 2004 and 2003, respectively. Reduced end-user demand, continued price declines, excess inventory, underutilization of our manufacturing capacity and other factors could adversely affect our business in the near term and we may experience declines in revenue and operating losses in the future. In order to return to consistent profitability, we must successfully implement our objectives, including our cost reduction initiatives. However, we also currently face an environment of uncertain demand and pricing pressure in the markets our products address. Although we reported net income for the nine months ended December 31, 2004, we cannot assure you that we will be able to sustain our profitability.

We depend on external foundries to manufacture many of our products.

     Of our revenues for the nine months ended December 31, 2004, 47.7% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with eight wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

     Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology. More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us. See “Item 1. Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q.

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

     Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, Infineon, International Rectifier, On Semiconductor, Powerex, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage.

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

     At December 31, 2004, no distributor accounted for greater than 10% of our outstanding receivables. Nonetheless, if any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

Our future success depends on the continued service of management and key engineering personnel and our ability to identify, hire and retain additional personnel.

     Our success depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our president and chief executive officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. Competition is especially intense in the Silicon Valley, where our U.S. design facilities for power semiconductors and RF power semiconductors are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Growth and expansion place a significant strain on our resources, including our information systems and employee base.

     Presently, because of past acquisitions, we are operating a number of different information systems that are not integrated. Consequently, in our accounting, we perform many manual reconciliations among systems, which results in a high risk of errors.

     If we grow, to manage such growth effectively, we would be required to continue to improve our information systems. In doing so, we would expect to periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and requires, among other things, that data from the existing system be made compatible with the upgraded system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business.

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

     We depend on independent subcontractors for the assembly and testing of our products. The great majority of our products are assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

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

     We purchase the bulk of our silicon wafers from three vendors with whom we do not have long-term supply agreements. Any of these suppliers could eliminate or terminate our supply of wafers at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. We cannot assure that problems will not occur in the future with suppliers.

Our ability to access capital markets could be limited.

     From time to time, we may need to access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by our existing capital structure, our credit ratings, and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms. .

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

     In addition, approximately 10.4% of our revenues in the nine months ended December 31, 2004 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

     Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

Business interruptions may damage our facilities or those of our suppliers.

     Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake fault lines and have experienced earthquakes in the past. If any of these events occur, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition, results of operations or cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

     Approximately 10.4% of our net revenues in the nine months ended December 31, 2004 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance we maintain against product liability will be adequate to cover all our losses. Any defects in our products used in these devices could result in significant recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.

     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owned, as of January 27, 2005, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer could exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective.

     In evaluating our internal controls we sought to determine whether there were any “control deficiencies,” “significant deficiencies” and, in particular, whether there were any “material weaknesses.” “Control deficiencies” exist when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. “Significant deficiencies” and “material weaknesses” are internal control deficiencies that adversely affect a company’s ability to initiate, authorize, record, process or report information in its external financial statements in accordance with generally accepted accounting principles. A “significant deficiency” is defined as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential in amount will not be prevented or detected. A “material weakness” is defined as a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     Our former auditors, PricewaterhouseCoopers LLP (“PwC”), as a result of their audit of our financial statements for the year ended March 31, 2004, informed us of a material weakness. In the planning and performance of the audit, PwC considered the internal controls in order to complete its audit of the financial statements and not to provide assurance on internal controls. Had PwC performed an attestation engagement of the internal controls as of March 31, 2004, other control deficiencies, possibly significant deficiencies or material weaknesses, may have come to the attention of PwC. The material weakness identified as a result of the PwC audit procedures related to inventory accounting. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in the following inaccurate adjustments: standard cost revisions; incomplete updating of costs included in the standards; journal entries recorded without the proper supporting documentation; and reconciliation of the general ledger balance to the perpetual records. PwC also observed a lack of procedures to track inventory transactions related to cut-off issues.

     The material weakness related to errors that occurred in connection with a systematic update of standard costs at our Santa Clara, California operation following a review of standard costs. We review standard costs on an as-needed basis, but no less frequently than annually. One review of standard costs occurred in fiscal 2004, during our fourth quarter. Because the errors giving rise to the material weakness occurred in connection with a systematic update of standard costs that occurred only in the fourth quarter, the material weakness related to the fourth quarter of fiscal 2004 and not to prior periods.

     The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2004 was a reduction in cost of goods sold on our statement of operations of $823,000, an increase in inventory of $1,099,000 and an increase in accrued expenses and other liabilities of $276,000.

     We have implemented controls and procedures to address the material weakness. These controls and procedures include supervisory review of standard costs and improved cycle count procedures. In addition, we have appointed a corporate controller and employed a cost accountant.

     We are currently preparing documentation of our procedures for updating standard costs and establishing uniform procedures for cost methodologies. We expect to test the operation of our controls and procedures relating to the updating of standard costs in February and March 2005 and, if they operate effectively, we believe the material weakness will be adequately addressed. In the future, we also intend to schedule standard cost revisions for times other than when financial statement closings are occurring.

     As mitigation, we are performing a regular review of the actual costs of significant inventory components, in which we compared actual costs to standard costs to ascertain that our standard costs approximate actual costs. We also review aggregate variances each month for an indication of the appropriateness of standard costs.

     In connection with its review of our financial statements for the quarter ended December 31, 2004, our new auditors, BDO Seidman, LLP (“BDO”), advised us of several control deficiencies. BDO considered the internal controls in order to complete its review of the financial statements and not to provide assurance on internal controls. Had BDO performed an attestation engagement of the internal controls as of December 31, 2004, other control deficiencies, possibly significant deficiencies or material weaknesses, may have come to the attention of BDO. The control deficiencies identified by BDO include the following:

•	untimely reconciliation and aging of accounts receivable at our Santa Clara operation;

•	untimely quarterly updating of inventory reserves;

•	inconsistency in analyzing and appropriately capitalizing production variances at each quarter end;

•	lack of reconciliation of intercompany accounts;

•	inadequate review of the consolidation and controls about inputs, translation of foreign currency balances and recurring journal entries;

•	absence of consistent accounting policies across the company for accounts receivable reserves and inventory reserves; and

•	deficiencies in information technology controls together with the absence of a company-wide information technology strategy and organizational structure.

     We concluded that these control deficiencies, when taken together, are a material weakness in internal control over financial reporting. Our Chief Executive Officer, Chief Financial Officer and audit committee are aware of the material weakness.

     We concluded that the material weakness exists during February 2005. Consequently, we are not yet able to assess when the material weakness will be adequately addressed. To date, we have identified some, but not all, of the actions necessary to remediate the material weakness and implemented some of the actions identified.

     We have conducted additional training of personnel on the accounting module recently implemented at our Santa Clara location. We believe that this training remediates the control deficiency relating to reconciliation and aging of accounts receivable at our Santa Clara operation. We have employed a cost accountant at our Santa Clara location. With her addition, we will have the personnel to timely update inventory reserves. We believe that we have remediated the control deficiency relating to the updating of inventory reserves, which occurred in Santa Clara.

     We have reinforced the existing procedures to be performed by site controllers relating to analyzing and capitalizing production variances and to reconciliation of intercompany accounts. We intend to monitor on a monthly basis to confirm that the procedures are followed. We believe that we have remediated the control deficiencies related to production variances and intercompany accounts.

     We intend to improve our policy on foreign currency translation and conduct further training. We also intend to further enhance our policies on accounts receivable reserves and inventory reserves.

     We have formed an information technology steering committee to help identify the steps necessary to address our information technology control deficiencies. We have recently employed an information technology manager, who will work to address the deficiencies in information technology controls. Additionally, during the quarter ended December 31, 2004, we employed a new Chief Financial Officer.

     We are also in the process of formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control report requirements included in Section 404 of the Sarbanes-Oxley Act of 2002, or the 404 rules. Changes have been made and will be made to our internal controls as a result of these efforts.

     We have committed significant resources to address the internal control deficiencies identified by our current and former auditors as part of our effort to comply with the 404 rules. However, many of the procedures and actions deemed desirable by management have not been fully implemented to date. It will take additional time to complete implementation and realize the benefits of our actions. Management intends to continue to work towards a resolution of the control deficiencies.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described by reference below, will have a material adverse effect on our financial condition, results of operations or cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

     The information set forth in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

IXYS CORPORATION

By: /s/ Uzi Sasson

Uzi Sasson, Vice President of Finance and
Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2005

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Indemnity Agreement of Kent P. Loose.

10.2	Indemnity Agreement of Uzi Sasson.

10.3	Indemnity Agreement of Kenneth D. Wong.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.