Form 10-K
period 2005-03-31
IXYS CORP /DE/
filed 2005-06-29
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

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
Common stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq National Market on September 30, 2004, was approximately $188,753,476. The number of shares of the Registrant’s Common Stock outstanding as of May 16, 2005 was 33,360,205.
Documents Incorporated by Reference
      Portions of the Registrant’s proxy statement relating to its annual meeting of stockholders to follow its fiscal year ended March 31, 2005, to be filed subsequently — Part III.

IXYS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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
PART I

Item 1.	Business
      We are a multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors, advanced mixed signal integrated circuits, or ICs, and radio frequency, or RF, power transistors and systems. Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.
      Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In fiscal 2005, power semiconductors constituted approximately 74.2% of our revenues, which included 38.3% from power MOS transistors and 35.9% from bipolar products.
      We design and sell integrated circuits, or ICs, that have applications in telecommunications, display products, and power management. In our fiscal year ended March 31, 2005, or fiscal 2005, ICs constituted approximately 15.9% of our revenues.
      We also design and sell RF power devices that switch electricity at the high rates required by circuitry that generates radio frequencies.
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
      Our mixed signal ICs are used in telecommunications products, central office switching equipment, customer premises equipment, set top boxes, remote meter reading equipment, security systems, advanced flat displays, medical electronics and defense aerospace systems. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics.
      We design our products primarily for industrial and business applications, rather than for use in personal computers or mobile phones. In fiscal 2005, we sold our products to over 2,000 customers worldwide. Our major customers include ABB, Astec, Delta Electronics, Eupec, General Electric, Guidant, Huawei, LG, Medtronics, Samsung, Siemens and Still. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, Hewlett-Packard, IBM, Motorola and Sun Microsystems.
      We are organized as a Delaware corporation. Our predecessor was incorporated in 1983.
Background
      The worldwide demand for electrical energy is currently increasing due to:

•	proliferation of technology-driven products that require electricity, including computers, telecommunications equipment and the infrastructure to support portable electronics;

•	increased use of electronic content in traditional products such as airplanes, automobiles and home appliances;

•	increased use of automation and electrical processes in industry and mass transit systems;

•	the growth of the Internet and mobile telecommunications demand; and

•	penetration of technology into developing countries.
      Not only is demand increasing, but the requirements for electricity are also changing. Electronic products in all markets are becoming increasingly sophisticated, offering more “intelligence” through the use of microprocessors and additional solid-state components. The increasing complexity of such products requires more precisely regulated power quality and greater power reliability. In addition, the increasing costs of electricity, coupled with governmental regulations and environmental concerns, have caused an increased demand for energy efficiency.
      Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert or “rectify” alternating current, or AC, power delivered by electrical utilities to the direct current, or DC, power that is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power using substantially smaller electronic components; or

•	rectify high frequency AC power from switch mode power supplies to meet the specific DC voltage required by an application.
      The more sophisticated the end product, the greater the need for specially formatted, finely regulated power, and the greater the need for a high performance power semiconductor.
      Power semiconductors improve system efficiency and reliability by processing and converting electrical energy into more usable, higher quality power. Specifically, power semiconductors are used primarily in controlling energy in power conversion systems, including switch-mode power supplies or uninterruptible power supplies, and motor drive controls. Switch-mode power supplies efficiently convert power to meet the specific voltage requirements of an application, such as communications equipment. Uninterruptible power supplies provide a short-term backup of electricity in the event of power failure. Motor drive controls regulate the voltage, current and frequency of power to a motor.

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
      Increased demand for energy efficiency in motor drives. Electric motors consume approximately one-half of the world’s electricity. Due to costs and complexity, motor controls that permit variable speed operation, which in turn reduce energy consumption, have been predominantly used only in higher-end applications. However, recent advancements in power management enable more cost-effective, variable speed motor controls, which enhance energy efficiency and improve performance in a wide range of industrial and commercial applications, such as heating, ventilation and air conditioning systems.
      Emergence of new applications in medical electronics. Continued advancements in medical technologies are resulting in more sophisticated medical electronic devices. Power semiconductors can greatly reduce the size of equipment and improve the precision of medical measurements and functionality. They have enabled cardiac defibrillators to become much smaller and more portable, improving the ability to install these devices in more non-medical establishments, such as airplanes and office buildings. Medical imaging systems, such as ultrasound and MRI, require high performance mixed signal ICs and RF power semiconductors to meet the technical requirements of the marketplace.
      Development of new technologies for power management. New technologies, such as the use of RF for nontraditional power applications, are opening new markets for power semiconductors. For example, RF-based semiconductor production equipment is migrating to high frequency power MOS transistors from traditional RF tubes. Additionally, material science developments, such as gallium arsenide, are enabling the production of power management products with higher power density, such as those required for wireless base stations.
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
      Demand for new display technologies. The demand for flat and large televisions with better contrast ratio than that of LCD technology drives the demand for plasma display televisions, which demand high voltage power MOSFETs for plasma display control. Brighter and energy efficient flat panel displays for portable telephones and PDAs drive the demand for new ICs that control electronic ink-based displays.

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
      Continue to diversify markets, customers and products. We believe that diversifying the markets and customers we serve and the products we produce enables us to reduce the traditional cyclical effects of the semiconductor industry on our business. We have a significant market presence in Europe, North America and Asia, the three principal geographic markets for high performance power semiconductors. Moreover, our products are used in a broad range of applications, from communications infrastructure to industrial automation to medical electronics, thereby reducing our reliance on customers from any particular industry. Our product line spans a broad range of functionality and price, which allows us to provide an appropriate solution to most of our customers’ power semiconductor needs.
      Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments, with the goal of integrating acquisitions into our business. For example, through the acquisition of Clare, Inc., we expanded our product offerings into the semiconductor segment of the market that replaces electromagnetic relays, or EMRs, with solid-state relays, or SSRs. The semiconductor products acquired with Clare are capable of integrating a number of functions previously provided by discrete components into one package and include product applications such as modem interfaces to the Internet, cable set top boxes, and voice over Internet protocol, or VOIP, applications, as well as mixed signal ASICs for the medical, flat display and military markets. Through another acquisition, we substantially increased our RF power products, by acquiring a product line of gallium arsenide devices that are useful in the amplification or reception of RF in wireless, medical, defense and space applications.
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
Power Semiconductors
      Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2005, power semiconductors constituted approximately 74.2% of our revenues, which included about 38.3% from power MOS transistors and about 35.9% from bipolar products. In fiscal 2004, power semiconductors constituted approximately 74.3% of our revenues, which included about 31.4% from power MOS transistors and about 42.9% from bipolar products. In fiscal 2003, power semiconductors constituted approximately 78.2% of our revenues, which included about 29.7% from power MOS transistors and about 48.5% from bipolar products.

Power MOS Transistors.
      Power MOS transistors operate at much greater switching speeds, allowing the design of smaller and less costly end products. Power MOS transistors are activated by voltage rather than current, so they require less external circuitry to operate, making them more compatible with ICs controls. Power MOS transistors also offer more reliable long-term performance and are more rugged than traditional bipolar transistors, permitting them to better withstand adverse operating conditions. Our power MOS transistors consist of power MOSFETs and IGBTs.

Power MOSFETs.
      A power MOSFET, or metal oxide silicon field effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency.
      Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 60 to 1,700 volts. Our power MOSFETs have on-state resistance among the lowest available for a given die size and voltage. Lower on-state resistance results in increased efficiency in a power device. We believe that as the power requirements of servers, base stations and other computers increase as the result of larger and more powerful processors and memory systems, the designers of power supplies will increasingly demand higher power density. MOSFETs accommodate this need by providing higher power with higher efficiency and by reducing the physical size of the power supplies incorporated into such equipment.

IGBTs.
      IGBTs, or insulated gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them a more cost-effective device for high energy applications than power MOSFETs.
      Since inception, we have developed IGBTs for high voltage applications. Our current products are focused on voltage applications ranging from 300 volts to 2,500 volts. Our IGBTs are used principally in AC motor drives, power systems and defibrillators.

Bipolar Products.
      Bipolar products are also used to process electricity, but are activated by current rather than voltage. Bipolar products are capable of switching electricity at substantially higher power levels than power MOS transistors. However, switching speeds of bipolar products are slower than those of power MOS transistors and, as a result, bipolar products are preferred where very high power is required. Our bipolar products consist of rectifiers and thyristors.

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

Thyristors.
      Thyristors are switches that can be turned on by a controlled signal and turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high voltage, low frequency AC applications because their on-state resistance is lower than the on state resistance of power MOSFETs and IGBTs. Our thyristors are used in motor drives, defibrillators, power supplies, lighting and heating controls and welding.
Integrated Circuits
      Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries, mixed signal application specific ICs designed for specific customers as well as standard products, and power management and control. ICs accounted for 15.9% of our revenues in fiscal 2005, 17.6% in fiscal 2004 and 19.3% in fiscal 2003.

Solid State Relays.
      We manufacture solid-state relays, or SSRs, that isolate the low current communication signal from the higher power circuit, while also switching to control the flow of current. Our SSRs, which include high voltage analog components, optocouplers and integrated packages, are utilized principally in telecommunication and video and data communication applications, as well as instrumentation, industrial control, and aerospace and automotive applications.

LCAS and DAA integrated products.
      A line card access switch, or LCAS, is a solid-state solution for a switching function traditionally performed by electromagnetic devices. Our LCAS products are used in central office switching applications to enable data and voice telephony. Data access arrangements, or DAAs, integrate a number of discrete components and are principally used in analog data communications that interface with telephone network applications. Our Litelinktm products are DAAs for applications such as VOIP, wired communication lines and set top boxes.

Application Specific Integrated Circuits.
      We design high voltage, analog and mixed signal application specific integrated circuits, or ASICs, for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application specific standard products. In this regard, we have developed a line of source and gate drivers for E Ink and liquid crystal displays.

Power Management and Control ICs.
      We also design and sell power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers for power MOSFETs and IGBTs. These ICs typically manage, control or regulate power semiconductors and the circuits and subassemblies that incorporate them.
RF Power Semiconductors
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
Products and Applications
      Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives, plasma display panels and medical electronics. Our ICs are used mainly to interface with telecommunication lines, to control power semiconductors and to drive medical equipment and displays. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some products used within the categories and some of the applications served within the categories.

Category	IXYS Products	End User Applications

Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage Area Networks
	Rectifier	RF Generators
IC Driver
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC Driver
Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
	GaAs FET	Hearing aids
Telecommunication	SSR	Point of sale terminals
	LCAS	Modems
	GaAs FET	Set top boxes
	DAA	Wireless base stations
Central office
Display	MOSFET	Plasma display panels
	IC driver	E-books

      We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.
Sales and Marketing
      We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2005, we employed 56 people in sales and marketing and customer support and service and used 18 sales representative organizations and 6 distributors in North and South America and 47 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 36% of net revenues in fiscal 2005, 37% of net revenues in fiscal 2004 and 36% of net revenues in fiscal 2003.
      In fiscal year 2005, United States sales represented approximately 28.2%, and international sales represented approximately 71.8%, of our net revenues. Of our international sales in fiscal year 2005, approximately 46.3% were derived from sales in Europe and the Middle East, approximately 49.4% were derived from sales in Asia and approximately 4.3% were derived from sales in Canada and the rest of the world. One customer, Samsung SDI Co., Ltd., accounted for more than 10% of our net revenues in fiscal year 2005. For financial information about geographic areas for each of our last three fiscal years, see our Audited Consolidated Financial Statements, Note 15, Segment and Geographic Information provided elsewhere in this Annual Report on Form 10-K. For a discussion of the risks attendant to our foreign operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Our international operations expose us to material risks,” provided elsewhere in this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.
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
Research and Development
      We believe that we successfully compete in our markets because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power MOSFETs, IGBTs, SSRs, E Ink and cholesteric driver ICs and direct-bonded substrates. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product lifetime of years. Our research and development expenses were approximately $18.6 million in fiscal 2005, $15.8 million in fiscal 2004 and $12.8 million in fiscal 2003. As of March 31, 2005, we employed 91 people in engineering and research and development activities.
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
      Our research and development efforts also include participation in technology collaborations with universities and research institutions. These technology collaborations allow research and development activities that would otherwise require potentially cost-prohibitive capital expenditures since the necessary capital equipment is often available at research institutes and universities. Through these technology collaborations, we believe we are able to maximize our range of research and development activities without diffusing the focus of our internal research and development work.
Patents and Other Intellectual Property Rights
      As of March 31, 2005, we held 137 issued patents, of which 102 were issued in the U.S. and 35 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.
      While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations, are of greater competitive significance.
Manufacturing and Facilities
      The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and by utilizing external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.
      We own an approximately 170,000 square-foot facility in Lampertheim, Germany at which we fabricate all of our bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs, where we fabricate our SSR, DAA and LCAS products. We also lease an approximately 100,000 square foot facility in Chippenham, England, where we fabricate the majority of our very high power devices, and an approximately 30,000 square foot facility in Fremont, California, where we manufacture our gallium arsenide RF power semiconductors. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.
      In addition to maintaining our own fabrication facilities, we have established alliances with selected foundries for wafer fabrication. This approach allows us to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal foundries alone. We retain the flexibility to shift the production of our products to different or additional foundries for cost or performance reasons. Our product designs enable the production of our devices at multiple foundries using well-established and cost-effective processes.
      Measured in dollars, we relied on external foundries for approximately 43% of our wafer fabrication requirements in fiscal year 2005, and our utilization of external foundries is expected to grow. We have arrangements with a number of external wafer foundries, three of which provide the wafers for power semiconductors that we purchase from external foundries. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities. In addition, we periodically jointly purchase equipment for manufacturing.
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
      For a discussion of risks attendant to our acquisition of wafers prior to fabrication, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-We depend upon a limited number of suppliers for our wafers,” provided elsewhere in this Annual Report on Form  10-K, which information is incorporated by reference into this Item 1. For a discussion of environmental risks attendant to our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-We may be affected by environmental laws and regulations,” provided elsewhere in this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.

Assembly.
      Packaging or assembly refers to the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures, called packages, which make them useable in a circuit. Discrete manufacturing involves the assembly and packaging of single semiconductor, or die, devices. Module manufacturing involves the assembly of multiple devices within a single package. SSR products involve multiple chip assembly on a specialized lead frame. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer’s printed circuit boards.
      Most of our wafers are sent to independent subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 54% of our products are assembled at external assembly facilities, and the rest are assembled in our Lampertheim, Chippenham and Fremont facilities.

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
Competition
      The semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

•	proper new product definition;

•	product quality, reliability and performance;

•	product features;

•	timely delivery of products;

•	price;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers; and

•	technical support and service.
      We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, Infineon, International Rectifier, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics.
Backlog
      Our trade sales are made primarily pursuant to standard purchase orders that are booked months in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders from our customers. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times.
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
      At March 31, 2005, our backlog of orders was approximately $78.9 million, as compared with $77.3 million at March 31, 2004. Backlog represents firm orders expected to be shipped within the 12 months following March 31, 2005.
Employees
      At March 31, 2005, we employed 858 employees, of whom 91 were primarily engaged in engineering and research and development activities, 56 in marketing, sales and customer support, 653 in manufacturing and 58 in administration and finance. Of these employees, 112 hold engineering or science degrees, including 19 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.
Available Information
      We currently make available through our website at http://www.IXYS.com, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the SEC. None of the information posted on our website is incorporated by reference into this Annual Report. You can also request free copies of such documents by contacting us at 408-982-0700 or by sending an e-mail to investorrelations@IXYS.net.

Item 2.	Properties
      Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	April 2006(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(2)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2008	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(3)	European headquarters, research and development, manufacturing, sales and distribution
Santa Clara, California	20,000	January 2009	Corporate headquarters, research and development, sales and distribution

(1)	Under contract for acquisition at a purchase price of $5.1 million.

(2)	Owned, not leased. Acquired on May 6, 2005 for $9.0 million.

(3)	Owned, not leased.
      We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2006 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms.

Item 3.	Legal Proceedings
      We currently are involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
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
      IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. On August 9, 2004, the Federal Circuit Court vacated the damages award. The case was remanded to the U.S. District Court for further proceedings. The case has been set for trial to commence on August 2, 2005.

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
      On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc. in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly.
      In its complaint, LoJack sought damages in an amount to be determined at trial, an $890,000 refund of payments it made under the contract, all work product resulting from any work prepared by Clare and its attorneys’ fees in the suit. LoJack also sought to have its damages trebled under the Massachusetts statute.
      Clare answered the complaint denying any liability and counterclaiming for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, violation of the Massachusetts statute, promissory estoppel and negligent misrepresentation. Discovery in the litigation is largely complete. Motions for summary judgment have been briefed but not yet heard. A trial date of October 11, 2005 has been set.
      There can be no assurance of a favorable outcome in the LoJack suit. In the event of an adverse outcome, damages awarded by the court could be materially adverse to our financial condition, results of operations or cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the LoJack matter described above.
      We do not provide any product or similar guarantees or warranties. However, we provide in the normal course of business indemnification to officers, directors and selected parties.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of the Stockholders of the Company following the fiscal year ended March 31, 2004 (the “Annual Meeting”) was held on March 31, 2005.
      At the Annual Meeting, the stockholders elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”) and ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending March 31, 2005 (the “Auditor Proposal”). The votes on the two proposals were as follows:

Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld

Donald Feucht	29,710,433	1,038,560
Samuel Kory	25,502,923	5,246,070
S. Joon Lee	29,778,399	970,594
Kenneth D. Wong	29,846,818	902,175
Nathan Zommer	29,772,232	976,761

Proposal 2: The Auditor Proposal

Votes in Favor:	30,378,361
Votes Against:	365,074
Abstentions:	5,558
Broker Non-Votes:	—

Executive Officers of the Registrant
      The executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2005.

Name	Age	Position(s)

Nathan Zommer	57	Chairman of the Board, President and Chief Executive Officer
Uzi Sasson	42	Vice President of Finance, Chief Financial Officer and Secretary
Peter H. Ingram	56	President of European Operations
Kevin McDonough	53	President of U.S. Operations
      There are no family relationships among our directors and executive officers.
      Nathan Zommer. Dr. Zommer, our founder, has served as a Director since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett-Packard and General Electric, including as a scientist in the Hewlett-Packard Laboratories and Director of the Power MOS Division for Intersil/ General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.
      Uzi Sasson. Mr. Sasson has served as our Vice President of Finance, Chief Financial Officer and Secretary since November 2004. From February to November 2004, Mr. Sasson was the Chief Executive Officer of Sagent Management, a tax and accounting consulting firm. Mr. Sasson also served as the interim Chief Financial Officer for Digital Power Corp., a manufacturer of switching power supplies, from June 2004 to November 2004. Mr. Sasson served as Vice President of Tax for Mercury Interactive Corporation, a provider of software and services for the business technology optimization marketplace, from 2001 to 2003. Prior to that, Mr. Sasson was a Senior Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1992 to 2001. From August to November 2004, Mr. Sasson served as a director of IXYS. Mr. Sasson has a Masters of Science in Taxation and Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.
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
      The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by The Nasdaq National Market:

	High	Low

Fiscal year ending March 31, 2005
First Quarter	$10.81	$7.53
Second Quarter	$7.98	$6.11
Third Quarter	$10.61	$6.66
Fourth Quarter	$11.67	$9.19
Fiscal year ending March 31, 2004
First Quarter	$8.70	$5.16
Second Quarter	$11.44	$6.02
Third Quarter	$10.55	$7.05
Fourth Quarter	$11.55	$8.02
      The number of record holders of our common stock as of May 16, 2005 was 486. To date, we have not declared or paid cash dividends. We have no plans to do so.
Equity Compensation Plans Information
      The information in the following table is as of March 31, 2005:

(c)
	(a)			Number of Securities
	Number of Securities		(b)	Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,197,075	(1)(2)	$6.68	3,797,858	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,197,075		$6.68	3,797,858

(1)	Includes options to purchase 417,000 shares of our common stock with a weighted average exercise price of $12.12 per share that were assumed in business combinations. It is our understanding that the stockholders of the acquired companies approved the plans from which these options were granted.

(2)	The 1999 Equity Incentive Plan includes a formula that provides for an annual increase in the number of shares under the plan up to 1,000,000, upon the determination of the Board of Directors.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
Period	Shares Purchased	Paid per Share	Programs	the Plans or Programs

January 1, 2005 - January 31, 2005	—	—	—	925,100
February 1, 2005 - February 28, 2005	56,800	$9.98	56,800	868,300
March 1, 2005 - March 31, 2005	—	—	—	868,300

Total	56,800	$9.98	56,800

      The program effective during the period from January 1, 2005 to March 31, 2005 was announced on May 24, 2004 and expired on June 10, 2005. The purchase of up to 1,000,000 shares of common stock was approved. A new program was announced June 8, 2005 and will expire on June 3, 2006. The purchase of up to 1,000,000 shares of common stock was approved.

Item 6.	Selected Financial Data
      The following selected consolidated financial information should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2005, 2004 and 2003 and the balance sheet data as of March 31, 2005 and 2004 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2002 and 2001 and the balance sheet data as of March 31, 2003, 2002 and 2001 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,

	2005	2004(1)	2003(2)	2002(3)	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$256,620	$187,442	$136,111	$82,821	$111,389
Cost of goods sold	176,710	143,948	107,371	56,918	69,967

Gross profit	79,910	43,494	28,740	25,903	41,422

Operating expenses:
Research, development and engineering	18,574	15,811	12,846	5,728	6,081
Selling, general and administrative	35,707	32,742	32,437	17,614	17,187
Restructuring charge	—	—	750	—	—

Total operating expenses	54,281	48,553	46,033	23,342	23,268

Operating income (loss)	25,629	(5,059)	(17,293)	2,561	18,154
Other income (expense):
Interest income, net	633	310	720	1,318	1,030
Other income (expense), net	(481)	(1,324)	(1,288)	(757)	2,724

Income (loss) before provision for income taxes	25,781	(6,073)	(17,861)	3,122	21,908
(Provision for) benefit from income taxes	(9,539)	1,641	5,716	(1,184)	(8,321)

Net income (loss)	$16,242	$(4,432)	$(12,145)	$1,938	$13,587

Net income (loss) per share — basic	$0.49	$(0.14)	$(0.39)	$0.07	$0.54

Weighted average shares used in per share calculation — basic	33,093	32,434	30,889	26,745	25,239

Net income (loss) per share — diluted	$0.46	$(0.14)	$(0.39)	$0.07	$0.49

Weighted average shares used in per share calculation — diluted	35,085	32,434	30,889	29,004	27,774

Selected Operating Data:
Gross profit margin	31.1%	23.2%	21.1%	31.3%	37.2%
Depreciation and amortization	$10,639	$11,186	$9,297	$5,835	$3,409

	As of March 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	58,144	42,058	40,094	32,111	44,795
Working capital	124,063	96,246	95,425	81,399	82,007
Total assets	219,891	198,269	183,057	124,560	127,414
Total long-term obligations	16,796	15,120	14,966	12,261	8,307
Total stockholders’ equity	165,277	145,531	138,809	95,219	92,724

(1)	During fiscal 2004, we completed our acquisition of Microwave Technology, Inc.

(2)	During fiscal 2003, we completed our acquisition of Clare, Inc.

(3)	During fiscal 2002, we completed our acquisition of Westcode Semiconductors, Ltd.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Item 7. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Risk Factors” below. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
Overview
      We are a multi-market integrated semiconductor company. Our three principal product groups are: power semiconductors; integrated circuits; and systems and RF power semiconductors.
      Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.
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
      In fiscal year 2005, United States sales represented approximately 28.2% and international sales represented approximately 71.8%, of our net revenues. Of our international sales, approximately 46.3% were derived from sales in Europe and the Middle East, approximately 49.4% were derived from sales in Asia and approximately 4.3% were derived from sales in Canada and the rest of the world. One customer, Samsung SDI Co., Ltd., accounted for more than 10% of our net revenues in fiscal year 2005.
      During the last fiscal year, we have seen a trend of increasing growth in revenues from the sale of power semiconductors, particularly those for inclusion in consumer products. With the increasing production resulting from these and other sales of power semiconductors, we have experienced increasing economies of scale and have been able to lower our unit cost of production. Since most of our customers that manufacture consumer products are located in Asia, we have seen a shift toward Asia in our revenues. Our power semiconductors for the consumer products market are manufactured at external foundries. Consequently, we have seen an increase in the proportion of our products that are fabricated in external foundries rather than in our own facilities.
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
      Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 36% of our revenues in fiscal 2005 and 37% of our revenues in fiscal 2004 were from distributors. We provide our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
      For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements” Amounts offset against research and development costs totaled approximately $161,000 in fiscal 2005, $382,000 in fiscal 2004 and $329,000 in fiscal 2003.
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
      Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2005, 2004, and 2003 approximately $1.1 million, $595,000, and $1.3 million, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is consistent with our historical experience.
      Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This allowance is reported on the balance sheet as part of the accounts receivable allowance and is included on the statement of operations as part of selling, general and administrative expense. This allowance is based on historical losses and management’s estimates of future losses.
      Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain sales discounts for inventory held. Our distributors had approximately $4.5 million in inventory of our products on hand at March 31, 2005. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.
      Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2005 (in thousands):

Balance March 31, 2002	$355
Additions	2,062
Deductions	(1,934)

Balance March 31, 2003	483
Additions	2,189
Deductions	(2,248)

Balance March 31, 2004	424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	$553

      Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or

ARB 43, our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. In accordance with Statement 4 of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production process. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
      We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over-estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales. We perform an analysis of inventories and compare the sales for the preceding two years. To the extent we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a reserve for excess inventories. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we make different judgments or utilize different estimates, the amount and timing of our write-down of inventories may be materially different.
      During the economic downturn of fiscal 2002 and fiscal 2003, we built inventory beyond demand in our Santa Clara operation. At the end of fiscal 2003, excess inventory was measured by sets of related product part numbers rather than by individual product part numbers. These sets were used because it was thought that sales of such would be representative of the sales of the individual part numbers within any such set. The fiscal 2003 analysis resulted in a write-down of $7.3 million.
      For the fourth quarter of fiscal 2004, we recognized that sales by sets of related product part numbers were not revealing individual part numbers that were not selling at a similar rate and so we refined the calculation to examine excess inventory by individual part number. This resulted in an additional $2.1 million write-down during fiscal 2004. The fiscal 2005 charge is the result of the application of our normal policy.
      Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written-down inventory below cost, we do not write it up. We do not physically segregate excess inventory and assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

      The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2002	$6,988
Sale of excess inventory	(1,917)
Scrap of excess inventory	—

Balance of excess inventory	5,071
Additional accrual of excess inventory	12,153

Balance at March 31, 2003	17,224
Sale of excess inventory	(2,624)
Scrap of excess inventory	(504)

Balance of excess inventory	14,096
Additional accrual of excess inventory	10,536

Balance at March 31, 2004	24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	$21,241

      The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 9,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because our products do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the sale or scrapping of excess inventory.
      In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2005, our lower of cost or market reserve was $1.4 million.
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
      Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We believe that we operate as a single business unit. We have one reporting unit. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.
      Income tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.
      Defined benefit plans. We maintain pension plans covering certain of our employees in foreign locations. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Our assumptions are derived from actuarial projections and actual market data. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Recent Accounting Developments
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first fiscal year that begins after June 15, 2005. We will adopt SFAS No. 123R for our fiscal year beginning April 1, 2006. SFAS No. 123R offers us alternative methods of adopting this standard. At the present time, we have not yet determined which alternative method we will use and the resulting impact on our financial position or results of operations. We do not expect this accounting change to materially affect our liquidity, as equity-based compensation is a non-cash expense. The effect of expensing stock options on our results of operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to Consolidated Financial Statements.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to AJCA, we are examining if we will be entitled to this special deduction in 2005. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. We are currently studying the impact of the one-time favorable foreign dividend provision and intend to complete the analysis by the end of fiscal 2006. Accordingly, we have not adjusted our income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings we may make.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, double freight, rehandling costs, and excessive spoilage. ARB 43 previously stated that such costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they are “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The provisions of this Statement should be applied prospectively. We will adopt SFAS No. 151 for our fiscal year beginning April 1, 2006. We are currently considering but have not yet determined what impact the adoption of this standard will have on our financial position and results of operations.

Results of Operations
      The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year.

	Years Ended March 31,

		% Increase		% Increase
		from		from
	2005	2004 to 2005	2004	2003 to 2004	2003

Net revenues	$256,620	36.9	$187,442	37.7	$136,111
Cost of goods sold	176,710	22.8	143,948	34.1	107,371

Gross profit	79,910	83.7	43,494	51.3	28,740

Operating expenses:
Research, development and engineering	18,574	17.5	15,811	23.1	12,846
Selling, general and administrative	35,707	9.1	32,742	0.9	32,437
Restructuring charge	—	—	—	(100.0)	750

Total operating expenses	54,281	11.8	48,553	5.5	46,033

      The following table sets forth certain financial data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,

	2005	2004	2003
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	68.9	76.8	78.9

Gross profit	31.1	23.2	21.1

Operating expenses:
Research, development and engineering	7.2	8.4	9.4
Selling, general and administrative	13.9	17.5	23.8
Restructuring charge	—	—	0.6

Total operating expenses	21.1	25.9	33.8

Operating income (loss)	10.0	(2.7)	(12.7)
Other income (expense), net	0.0	(0.5)	(0.4)

Income (loss) before provision for (benefit from) income tax	10.0	(3.2)	(13.1)
Provision for (benefit from) income tax	3.7	(0.9)	(4.2)

Net income (loss)	6.3	(2.3)	(8.9)

Revenues.
      The 37% increase in net revenues from fiscal 2004 to fiscal 2005 reflects increased unit sales of power semiconductors, integrated circuits and systems and RF power semiconductors. The largest component of the increase in revenues was a $51.0 million increase in sales of power semiconductors. The increase in the power semiconductor group was due principally to an increase of $32.1 million in sales of semiconductors for the consumer products market, which also drove a shift in our product mix toward applications for the consumer products market. Revenues from the sale of integrated circuits increased in fiscal 2005 as compared to fiscal 2004 by $7.7 million as a result of a general strengthening in the IC business. The $10.5 million increase in systems and RF power semiconductor revenues was principally related to the Microwave Technology acquisition, which provided $4.5 million of the increase in revenues in part because it was owned for a full year during fiscal 2005, while only about seven months during fiscal 2004.
      The following table sets forth the units and average selling price, or ASP, and revenues for each of our product groups for fiscal 2005 and compares such revenues against those of fiscal 2004:

	2005
				% Change in	2004
	Units	ASP	Revenues	Revenues from	Revenues
	(000)		$($000)	2004 to 2005	($000)

Power Semiconductors	87,689	2.17	190,338	36.6	139,312
Integrated Circuits	47,054	0.87	40,759	23.3	33,058
Systems and RF Power Semiconductors	1,416	18.02	25,523	69.3	15,072

Total	136,159	1.88	256,620		187,442

      The $51.3 million increase in net revenues from fiscal 2003 to fiscal 2004 is primarily related to increased sales to traditional markets, the inclusion of revenues from acquired entities and the addition of revenues from new markets, including the plasma display panel market. The growth in revenues includes an approximate 27.0% increase in units shipped in fiscal 2004 in our traditional markets as compared to fiscal 2003, offset in part by an approximate 3.2% decrease in average selling prices across our traditional markets. The increase in revenues from fiscal 2003 to fiscal 2004 included the impact of two acquisitions. We acquired Microwave Technology in September 2003. Our fiscal 2004 revenues from Microwave Technology were $6.7 million. We acquired Clare in June 2002. In fiscal 2004, in part because we owned Clare for a full year, our revenues from Clare were $6.3 million greater than our revenues from Clare in fiscal 2003.
      Over the three year period, our revenues have shifted towards Asia. Of our net revenues, 35.5% were in Asia in fiscal 2005, as compared to 23.6% in fiscal 2004 and 17.0% in fiscal 2003. The increase in revenues from sales to Asian customers is, in part, related to our increasing sales of semiconductors for inclusion in consumer products, as most of our customers for these applications are located in Asia.
      In each of the three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.
      The $36.4 million increase in gross profit expressed in dollars from fiscal 2004 to fiscal 2005 is primarily the result of increased revenues and related improvements in economies of scale in production. Of the increase in gross profit, $8.3 million was caused by the increase in our sales to the consumer products market. The acquisition of Microwave Technology in September 2003 resulted in a $2.3 million increase in gross profit in fiscal 2005 as compared to fiscal 2004. Gross profit margin increased to 31.1% during fiscal 2005 as compared to 23.2% in fiscal 2004 principally because of reductions in the cost to manufacture our products related to increasing economies of scale, as well as a decrease from $10.5 million in fiscal 2004 to $2.8 million in fiscal 2005 in the additional provision for excess inventory, combined with an increase in the sales of excess inventory. The addition for the full period of higher margin RF power product lines from the Microwave Technology acquisition also favorably affected gross profit margin.
      The $14.8 million increase in gross profit expressed in dollars from fiscal 2003 to fiscal 2004 is primarily the result of increased revenues. The acquisition of Microwave Technology resulted in a $3.2 million increase in gross profit in fiscal 2004 as compared to fiscal 2003. Gross profit margin increased to 23.2% during fiscal 2004 as compared to 21.1% in fiscal 2003, principally because of the addition of higher margin RF power product lines from the Microwave Technology acquisition, partially offset by provisions for excess and obsolete inventory and scrap. In addition, the fiscal 2004 gross profit margin was negatively impacted by changes in the product mix. During fiscal 2004, we commenced significant sales of semiconductors for inclusion in consumer products, which carry lower gross profit margins than our other products.
      In each of the three years, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written-down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.
      From fiscal 2004 to fiscal 2005, research, development and engineering expenses increased due to an increase in the number of projects underway, including projects for gallium arsenide devices and devices for the consumer products market, and Microwave Technology having been a part of our business for a full year, but declined as a percentage of revenues due to our revenue growth. Although we expect an increase in research, development and engineering expenses as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues. In fiscal 2004 as compared to fiscal 2003, the dollar and percentage increases were due to additional funded development projects to support our growth in revenues and the Microwave Technology acquisition during fiscal 2004, but declined as a percentage of revenues due to our revenue growth.

Selling, General and Administrative.
      In fiscal 2005, the amount spent on selling, general and administrative expenses increased principally due to an increase of $2.0 million in professional fees for regulatory compliance. Selling, general and administrative expenses declined as a percentage of revenues in fiscal 2005 as compared to fiscal 2004, mainly due to economies of scale and our cost control efforts. While selling, general and administrative expenses may increase in future periods, we do not expect a material increase in such expenses when expressed as a percentage of revenue. In fiscal 2004 as compared to fiscal 2003, our selling, general and administrative expenses increased, principally due to an increase in sales commissions corresponding to our growth in revenues, expenses associated with the implementation of mandated internal controls and writeoffs of $642,000 for offices vacated when we moved our Clare sales function from Belgium to Germany. Selling, general and administrative expenses declined as a percentage of revenues from fiscal 2003 to fiscal 2004 principally as a result of our efforts to control costs, combined with the impact of our growth in revenues.

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

Other Income (Expense), Net.
      Other income, net, including loss on foreign currency transactions and interest income, net, in fiscal 2005 was $152,000, as compared to other expense of $1.0 million in fiscal 2004 and $568,000 in fiscal 2003. Other income (expense), net improved in fiscal 2005 as compared to fiscal 2004 because of a decrease in foreign currency transaction losses and an increase in interest income, net. Other expense, net increased in fiscal 2004 as compared to fiscal 2003 due to reduced interest income, net.
      Interest income, net was $633,000 in fiscal 2005 as compared to $310,000 in fiscal 2004. Interest income, net grew because of an increase in short-term interest rates and our increasing cash balances. Interest income, net declined in fiscal 2004, as compared to $720,000 in fiscal 2003 because of reduced short-term interest rates.

(Provision for) Benefit from Income Taxes.
      In fiscal 2005, the provision for income taxes reflected an effective tax rate of 37%, as compared to a benefit from income taxes reflecting an effective tax rate of 27% in fiscal 2004 and 32% in fiscal 2003. The fiscal 2005 rate, as compared to fiscal 2004, was primarily higher because of valuation allowances booked against deferred tax assets offset by research and development credits. The higher valuation allowance in fiscal 2005 was based on our assessment that a portion of our foreign net operating losses would not be realizable. The lower tax benefit rate for fiscal 2004, as compared to fiscal 2003, was primarily due to lower net operating loss carryforwards for state income taxes.

Liquidity and Capital Resources
      As of March 31, 2005, cash and cash equivalents were $58.1 million, as compared to $42.1 million at March 31, 2004 and $40.1 million at March 31, 2003. The increase in cash and cash equivalents during fiscal 2005 and fiscal 2004 was primarily due to cash generated by operations. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.
      Net cash provided by operating activities in fiscal 2005 was $23.3 million, as compared to $5.7 million in fiscal 2004 and $2.4 million in fiscal 2003. During fiscal 2005, the principal working capital use of cash was to fund accounts receivable. Accounts receivable increased from March 31, 2004 to March 31, 2005 by 24.9%, primarily due to higher revenues. No one customer accounted for more than 10% of our receivables at March 31, 2005. Our net inventory at March 31, 2005 increased from March 31, 2004 by 7.0%, principally because of increased production to meet expected sales. Accrued expenses and other liabilities increased from March 31, 2004 to March 31, 2005 principally because of an increase in liabilities for income taxes. During fiscal 2004 and fiscal 2003, working capital was principally used to fund accounts receivable in connection with the growth in revenues.
      We used $4.9 million in net cash for investing activities during fiscal 2005, as compared to $1.9 million used for investing activities in fiscal 2004 and $5.0 million provided by investing activities in fiscal 2003. During fiscal 2005, we spent $5.8 million in capital expenditures, as compared to $3.7 million in 2004 and $2.5 million in 2003. We expect capital expenditures during fiscal 2006 to continue at about the same level as fiscal 2005. Our fiscal 2004 use of cash for investing activities reflected the purchase of plant and equipment, while our fiscal 2003 cash flows provided by investing activities reflected the cash acquired with Clare.
      For 2005, net cash used in financing activities was $2.7 million, as compared to net cash used in financing activities of $2.3 million in fiscal 2004 and $284,000 in fiscal 2003. During the three years, we used cash from financing activities principally to pay capital lease obligations. In addition, in fiscal 2005 we used $1.1 million to purchase our common stock and $800,000 to repay our note payable to the bank. In fiscal 2005, the principal sources of cash from financing activities were proceeds from the exercise of stock options and from the payment of notes receivable. In fiscal 2004, the principal sources of cash from financing activities were proceeds from the exercise of stock options and from purchases under the employee stock purchase plan. In fiscal 2003, the principal sources of cash from financing activities were proceeds from loans and from the exercise of stock options.
      Another potential source of liquidity is available borrowings under existing lines of credit. At March 31, 2005, we had available credit aggregating $6.6 million.
      At March 31, 2005, our debt, consisting of capital lease obligations and loan payable, was $7.3 million, representing 12.6% of our cash and cash equivalents and 4.4% of our stockholders equity. Over the past three fiscal years, satisfying our payment obligations for debt has not materially affected our ability to fund our operating needs.
      At March 31, 2005, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. See Note 12

Pension Plans of the Consolidated Financial Statements for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.
      As of March 31, 2005, we had $58.1 million in cash and cash equivalents. Since March 31, 2005, we have spent or committed to spend $14.1 million to purchase two of our facilities. To substantially cover the cash spent or to be spent to purchase those facilities, we have borrowed Euro 10.0 million, or about $12.1 million, from a German bank, repayable over 15 years. We believe that our cash, combined with interest to be earned thereon and borrowings available under our credit facilities, will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.
      On May 4, 2005, we accelerated the vesting of the right to purchase 128,250 shares of our common stock pursuant to previously granted stock options. The accelerated options were at exercise prices in excess of our closing price on May 4, 2005 of $10.28. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.
Disclosures about Contractual Obligations and Commercial Commitments
      Details of our contractual obligations and commitments as of March 31, 2005 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period

		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease Obligations(1)	$8,083	$3,524	$3,682	$877	$—
Operating Lease Obligations	19,864	3,331	4,664	3,652	8,217
Pension Obligations	12,230	1,172	2,190	2,530	6,338
Inventory Purchase Obligations	11,814	11,814	—	—	—
Other Liabilities	157	—	—	—	157

Total	$52,148	$19,841	$10,536	$7,059	$14,712

(1)	Includes anticipated interest payments totaling $941,000.
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
      Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly. For example, in comparing fiscal 2002 to fiscal 2001, net revenues fell by 25.6% and net income fell by 85.7%. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	loss of key customers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity;

•	the amount and timing of investments in research and development;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.
      As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis.

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
      Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to any shortfall in revenues. If we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. Increased competition and other factors may lead to price erosion, lower revenues and lower gross margins for us in the future.

IXYS could be harmed by litigation involving patents and other intellectual property rights.
      As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending against a number of such claims. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After trial, the U.S. District Court awarded damages to International Rectifier of $27.2 million plus attorney fees and issued a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products. The United States Court of Appeals for the Federal Circuit vacated those rulings and remanded the litigation to the U.S. District Court for further action consistent with the opinion of the Federal Circuit. The litigation is expected to continue at the U.S. District Court and could result in another damages award and injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain. See “Item 3. Legal Proceedings” provided elsewhere in this Annual Report on Form 10-K.
      Additionally, in the future, we could be accused of infringing the intellectual property rights of International Rectifier or other third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, could harm our business.
      In the event of any adverse ruling in any intellectual property litigation, including the pending power MOSFET litigation with International Rectifier, we could be required to pay substantial damages, cease the development, manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse decision in the International Rectifier power MOSFET litigation would, and in any other infringement action could, materially and adversely affect our financial condition, results of operations or cash flows.
      Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel from our core business operations.

We are dependent upon the success of our customers’ products.
      Our semiconductors are incorporated into our customers’ products, and the demand for our semiconductors is dependent upon the demand for our customers’ products. Demand for our customers’ products may level or decline due to technological change in our customers’ industries, price or quality of their products or other competitive factors. If sales of our customers’ products level or fall, our sales of semiconductors intended for such products will also likely level or decline. We have recently sold more semiconductors for inclusion in consumer products than was our historical practice. We believe that consumer products are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than the products of many of our other customers. In particular, in recent years we have sold semiconductors for inclusion in the plasma display panels of a small number of manufacturers. Plasma display panels are one of several technologies for visual display in television. Should competition among the various visual display technologies for television adversely affect the sales of plasma display panels, our operating results could be adversely affected. Moreover, our operating results could be adversely affected if those plasma display panel manufacturers that have selected our semiconductors for inclusion in their products are not successful in their competition against other manufacturers of plasma display panels.

Our international operations expose us to material risks.
      During fiscal year 2005, our product sales by region were approximately 28.2% in the United States, approximately 33.2% in Europe and the Middle East and approximately 35.5% in Asia and approximately 3.1% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	limited infrastructure in emerging markets;

•	transportation delays;

•	seasonal reduction in business activities;

•	work stoppages;

•	terrorist attack or war; and

•	economic or political instability.
      Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds and Euros. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.
      In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws regarding the manufacture and sale of our products in the U.S. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in these foreign countries.

We have material weaknesses in our internal control over financial reporting that could result in a material misstatement of our financial condition, results of operations or cash flows.
      Our management assessed our internal control over financial reporting and concluded that five material weaknesses existed as of March 31, 2005:

•	deficiencies in the number of accounting personnel trained in applying United States generally accepted accounting principles, or US GAAP, and in reporting financial information in accordance with the requirements of the Securities and Exchange Commission, or SEC;

•	deficiencies in our over costing and valuation of inventory;

•	deficiencies in our control over the use of spreadsheets in our operations;

•	deficiencies in the review of the consolidation process; and

•	inadequate segregation of duties in the purchasing cycle.

      The deficiencies in the number of accounting personnel have resulted in a number of designed controls not operating properly. The deficiencies in the number of accounting staff during the initial year of Sarbanes-Oxley compliance placed an extra burden upon the existing division controllers and their accounting staff, which led to controls not being performed properly.
      The material weakness related to the costing and valuation of inventory resulted from the incorrect calculation of inventory yields and overhead absorption, causing erroneous production variances, at our facility in Lampertheim, Germany, errors in capitalized variances at our facilities in Chippenham, England and Lampertheim, Germany and errors in calculating inventory reserves in our facility in Fremont, California. The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2005 was an increase in cost of goods sold on our statement of operations of $624,000, a decrease in inventory of $122,000 and $502,000 distributed over a number of other accounts.
      The material weakness related to spreadsheets occurred when division controllers made modifications to the template spreadsheets for periodic reporting sent to them by corporate accounting personnel, and the modifications and the impact of the modifications were not identified by corporate accounting personnel when accounting information was submitted by the divisions. As a result of these items, reported income taxes and miscellaneous other matters changed approximately $105,000 and $332,000, respectively. In addition, the spreadsheets used to compute key financial statement items did not have adequate validation controls.
      In part because a financial analyst resigned without notice, our controls relating to review of consolidations, inputs, foreign currency translations and recurring journal entries did not function properly. As a consequence of the unexpected departure of the financial analyst, our senior financial analyst, who is responsible for our consolidation process, had to do her work as well as that of the departed financial analyst. Thus, a layer of control in the consolidation process was eliminated. Due to a lack of personnel resources, supervisory review of the senior financial analyst’s work was inadequate. As a result of these deficiencies, our auditors found differences in our reports requiring a reduction in deferred tax assets and income tax payable of approximately $8.2 million and adjustments to foreign exchange totaling $145,000. These deficiencies were assessed to be a material weakness.
      We have determined that a number of duties have not been segregated properly within our cycle of activities whereby we purchase and pay for goods and services. In particular, at several of our facilities, the same individual was able to update vendor files, control purchase orders and process vendor invoices. These deficiencies in segregation of duties constituted a material weakness. The material weakness arises from the limited number of accounting personnel at a number of our facilities and our historical practice of only having accounting personnel perform traditional accounting functions.
      Existence of these or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations or cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
      Based on its assessment and as set forth in the Section 404 management report included in this annual report, our management determined that our internal controls over financial reporting were ineffective. Our management further determined that our disclosure controls and procedures were ineffective. See “Item 9A. Controls and Procedures,” elsewhere in this Annual Report on Form 10-K.
      Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal year 2006 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.

We may not be successful in our acquisitions.
      We have in the past made, and may in the future make, acquisitions. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems to accommodate the acquired businesses;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including in-process R&D charges and amortization expense related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.
      We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.
      In the normal course of business, we frequently engage in discussions with parties relating to possible acquisitions. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, and stock price could be negatively impacted.

We depend on external foundries to manufacture many of our products.
      Of our revenues in fiscal year 2005, 43% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.
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
      To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. Failure to do so could cause us to lose our competitive position and seriously impact our future revenues.
      Products or technologies developed by others may render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets would have a material adverse effect on our competitive position within the industry.

We may not be able to protect our intellectual property rights adequately.
      Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology. More specifically, we cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure you that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. We may also become subject to or initiate interference proceedings in the U.S. Patent and Trademark office, which can demand significant financial and management resources and could harm our financial results. Also, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us. See “Item 3. Legal Proceedings” in Part I of this Annual Report on Form 10-K.

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

The markets in which we participate are intensely competitive.
      Certain of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

•	proper new product definition;

•	product quality, reliability and performance;

•	product features;

•	price;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers; and

•	technical support and service.
      In addition, our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace our products or provide lower cost or higher performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.
      Our primary power semiconductor competitors include Advanced Power Technology, Fairchild Semiconductor, Fuji, Infineon, International Rectifier, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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
      At March 31, 2005, no distributor accounted for greater than 10% of our outstanding receivables. Nonetheless, if any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed.

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

Growth and expansion place a significant strain on our resources, including our information systems and our employee base.
      Presently, because of past acquisitions, we are operating a number of different information systems that are not integrated. In part because of this, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. Consequently, in our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. For a further discussion of issues relating to spreadsheets, see Item 9A “Controls and Procedures.”
      If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively in the future.
      In improving our operational and financial systems, procedures and controls, we would expect to periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and requires, among other things, that data from the existing system be made compatible with the upgraded system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any delay in the implementation of, or disruption in the transition to, any new or enhanced systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows, and stock price could be negatively impacted.
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
      The market price of our common stock has fluctuated significantly to date. See “Item 5 — Market for Registrant’s Common Equity and Related Stockholders Matters” provided elsewhere in this Annual Report on Form 10-K. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in the communications and semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial analysts;

•	terrorist attack or war;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., our President and Chief Executive Officer; or

•	general economic and market conditions.
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
      We depend on independent subcontractors for the assembly and testing of our products. The majority of our products are assembled by independent subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of excess demand;

•	difficulties selecting and integrating new subcontractors;

•	limited or no warranties by subcontractors or other vendors on products supplied to us;

•	potential increases in prices due to capacity shortages and other factors;

•	potential misappropriation of our intellectual property; and

•	economic or political instability in foreign countries.
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
      We purchase the bulk of our silicon wafers from three vendors with whom we do not have long-term supply agreements. Any of these suppliers could reduce or terminate our supply of wafers at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. We cannot assure that problems will not occur in the future with suppliers.

Our ability to access capital markets could be limited.
      From time to time we may need to access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by our existing capital structure, our credit ratings, and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms.

Geopolitical instability, war, terrorist attacks, terrorist threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock prices.
      Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan and Israel, which are experiencing political instability. Additionally, our principal external foundry is located in South Korea.

Business interruptions may damage our facilities or those of our suppliers.
      Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. If any of these events occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations or cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Our tax liability has been in dispute from time to time.
      From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. These governments or other government entities may serve future notices of assessments on us and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

We face the risk of financial exposure to product liability claims alleging that the use of products that incorporate our semiconductors resulted in adverse effects.
      Approximately 10.1% of our net revenues in fiscal year 2005 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.
      Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owned, as of May 16, 2005, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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
      In addition, approximately 10.1% of our revenues in fiscal year 2005 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries.

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
      Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.
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
      We currently keep our funds in accounts and instruments that, for accounting purposes, are cash and cash equivalents and do not carry interest rate risk to the fair market value of principal. We may, in the future, choose to place our funds in investments in high quality debt securities, potentially consisting of debt instruments of the United States or state or local governments or investment grade corporate issuers. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates could cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Should we establish one, our investment portfolio would be categorized as available-for-sale and accordingly presented at fair value on the balance sheet.
      We intend to manage our exposure to interest rate, market and credit risk in any investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in any investment portfolio.
      We are also exposed to short-term fluctuations in interest rates as the accounts and instruments in which we invest our cash have variable interest rates. Although an increase in interest rates would have an adverse impact on our interest expense, our cash and cash equivalents greatly exceed the balances that we borrow through lines of credit and, if necessary to limit the burden of interest expense, we could reduce our borrowing.
      The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end each of fiscal 2005 and 2004 would have had the effect of reducing our annual net income as of the end of each of fiscal 2005 and fiscal 2004 by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal is not subject to interest rate risk and our cash and cash equivalents greatly exceed our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.
      Revenues from our foreign subsidiaries were approximately 38.8% of total revenues in fiscal year 2005. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.
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
      It is possible that our future financial results could be directly affected by changes in foreign currency exchange rates. The prices of our products would become more expensive in a particular foreign market if the value of the U.S. dollar, the Euro or the British pound were to rise in comparison to the local currency, which could make it more difficult to sell our products in that market. We will continue to face foreign currency exchange risk in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar, the Euro or the British pound could make our products less competitive in foreign markets. Also, since March 31, 2005, we have borrowed Euro 10 million, or about $12.1 million. Changing foreign exchange rates could adversely affect the repayment of this loan. A hypothetical 10% adverse change in the value of the Euro against the U.S. dollar and the British pound against the U.S. dollar would have had the effect of reducing our annual net income as of the end of each of fiscal 2005 and 2004 by an amount less than $1.0 million.
      Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders,
IXYS Corporation
Santa Clara, California
      We have audited the accompanying consolidated balance sheet of IXYS Corporation as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IXYS Corporation’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

BDO Seidman, LLP
San Francisco, California
June 3, 2005
except for Note 16 which is as of June 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of IXYS Corporation
      In our opinion, the consolidated balance sheet as of March 31, 2004 and the related consolidated statement of operations, of comprehensive income (loss), of cash flows and of changes in stockholders’ equity for each of the two years in the period ended March 31, 2004 (appearing in this Form 10-K) present fairly, in all material respects, the financial position of IXYS Corporation and its subsidiaries at March 31, 2004, and the consolidated results of operations, comprehensive income (loss) and cash flows of IXYS Corporation and its subsidiaries at March 31, 2004 and for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
San Jose, CA
May 18, 2004

IXYS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,144	$42,058
Restricted cash	155	1,141
Accounts receivable, net of allowances of $2,629 in 2005 and $2,654 in 2004	41,388	33,131
Inventories	51,411	48,055
Prepaid expenses and other current assets	4,134	1,710
Deferred income taxes	6,649	7,769

Total current assets	161,881	133,864
Property, plant and equipment, net	27,814	26,369
Other assets	5,907	7,310
Deferred income taxes	2,787	9,503
Goodwill	21,502	21,223

Total assets	$219,891	$198,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,733	$3,447
Notes payable to bank	—	800
Accounts payable	12,962	15,277
Accrued expenses and other liabilities	22,123	18,094

Total current liabilities	37,818	37,618
Capitalized lease obligations, net of current portion	4,409	2,904
Loan payable	157	157
Pension liabilities	12,230	12,059

Total liabilities	54,614	52,738

Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,586,196 issued and 33,359,194 outstanding in 2005 and 33,018,675 issued and 32,923,373 outstanding in 2004	336	331
Additional paid-in capital	153,376	151,074
Deferred compensation	(4)	(10)
Notes receivable from stockholders	(355)	(1,388)
Retained earnings (accumulated deficit)	5,492	(10,750)
Accumulated other comprehensive income	7,984	6,721
Treasury stock, at cost: 227,002 and 95,302 common shares in 2005 and 2004	(1,552)	(447)

Total stockholders’ equity	165,277	145,531

Total liabilities and stockholders’ equity	$219,891	$198,269

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Net revenues	$256,620	$187,442	$136,111
Cost of goods sold	176,710	143,948	107,371

Gross profit	79,910	43,494	28,740

Operating expenses:
Research, development and engineering	18,574	15,811	12,846
Selling, general and administrative	35,707	32,742	32,437
Restructuring	—	—	750

Total operating expenses	54,281	48,553	46,033

Operating income (loss)	25,629	(5,059)	(17,293)
Other income (expense):
Interest income	1,341	615	910
Interest expense	(708)	(305)	(190)
Other expense	(481)	(1,324)	(1,288)

Income (loss) before income tax	25,781	(6,073)	(17,861)
(Provision for) benefit from income tax	(9,539)	1,641	5,716

Net income (loss)	$16,242	$(4,432)	$(12,145)

Net income (loss) per share — basic	$0.49	$(0.14)	$(0.39)

Weighted average shares used in per share calculation — basic	33,093	32,434	30,889

Net income (loss) per share — diluted	$0.46	$(0.14)	$(0.39)

Weighted average shares used in per share calculation — diluted	35,085	32,434	30,889

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net income (loss)	$16,242	$(4,432)	$(12,145)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,263	5,363	3,721

Comprehensive income (loss)	$17,505	$931	$(8,424)

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Retained		Accumulated
			Additional	Receivable	Earnings		Other			Total
			Paid-In	from	(Accumulated	Deferred	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Amount	Capital	Stockholders	Deficit)	Compensation	Gain (Loss)	Shares	Amount	Equity

	(In thousands)
Balances, March 31, 2002	26,902	$270	$92,785	$(853)	$5,827	—	$(2,363)	95	$(447)	$95,219
Exercise of stock options	130	1	443	—	—	—	—	—	—	444
Issuance of common stock under Employee Stock Purchase Plan	31	—	207	—	—	—	—	—	—	207
Issuance of common stock for the acquisition of Clare, Inc.	4,894	49	51,350	—	—	—	—	—	—	51,399
Interest accrued on notes receivable	—	—	—	(60)	—	—	—	—	—	(60)
Deferred compensation	—	—	50	—	—	(50)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	24	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	—	—	3,721	—	—	3,721
Net loss	—	—	—	—	(12,145)	—	—	—	—	(12,145)

Balances, March 31, 2003	31,957	320	144,835	(913)	(6,318)	(26)	1,358	95	(447)	138,809
Exercise of stock options	233	2	841	—	—	—	—	—	—	843
Issuance of common stock under Employee Stock Purchase Plan	62	1	561	—	—	—	—	—	—	562
Issuance of common stock for the acquisition of Microwave Technology, Inc.	767	8	4,348	—	—	—	—	—	—	4,356
Interest accrued on notes receivable		—	475	(475)	—		—	—	—	—
Deferred compensation	—	—	14	—	—	(14)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	30	—	—	—	30
Foreign currency translation adjustments	—	—	—	—	—	—	5,363	—	—	5,363
Net loss	—	—	—	—	(4,432)	—	—	—	—	(4,432)

Balances, March 31, 2004	33,019	331	151,074	(1,388)	(10,750)	(10)	6,721	95	(447)	145,531
Exercise of stock options	480	4	1,509	—	—	—	—	—	—	1,513
Issuance of common stock under Employee Stock Purchase Plan	87	1	614	—	—	—	—	—	—	615
Interest accrued on notes receivable	—	—	60	(60)	—	—	—	—	—	—
Compensation expense on shareholder loans	—	—	119	—	—	—	—	—	—	119
Repayment of notes receivable	—	—	—	1,039	—	—	—	—	—	1,039
Interest forgiven on notes receivable	—	—	—	54	—	—	—	—	—	54
Amortization of deferred compensation	—	—	—	—	—	6	—	—	—	6
Repurchase of common stock	—	—	—	—	—	—	—	132	(1,105)	(1,105)
Foreign currency translation adjustments	—	—	—	—	—	—	1,263	—	—	1,263
Net income (loss)	—	—	—	—	16,242	—	—	—	—	16,242

Balances, March 31, 2005	33,586	$336	$153,376	$(355)	$5,492	$(4)	$7,984	227	$(1,552)	$165,277

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$16,242	$(4,432)	$(12,145)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,639	11,186	9,297
Provision for receivables allowances	4,994	4,261	8,024
Write down of inventories	2,917	2,057	7,258
Loss on disposal of fixed assets	225	4	240
Loss (gain) on foreign currency transactions	1,399	670	(1,713)
Deferred income taxes	7,885	(4,424)	(3,067)
Compensation expense for notes from shareholders	119	—	—
Interest forgiven on notes from shareholders	54	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,568)	(13,262)	(6,799)
Inventories	(5,286)	2,253	2,987
Prepaid expenses and other current assets	(2,134)	144	89
Other assets	(335)	(618)	(1,742)
Accounts payable	(2,702)	2,096	(527)
Accrued expenses and other liabilities	2,258	4,828	379
Pension liabilities	(337)	916	123

Net cash provided by operating activities	23,370	5,679	2,404

Cash flows from investing activities:
Restricted cash decrease (increase)	986	1,607	(321)
Purchases of plant and equipment	(5,952)	(3,679)	(2,510)
Acquisition of Microwave Technology, Inc., net of cash acquired	—	143	—
Acquisition of Clare, Inc., net of cash acquired	—	—	7,843

Net cash provided by (used in) investing activities	(4,966)	(1,929)	5,012

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,996)	(3,918)	(2,928)
Repayment of notes payable to bank	(800)	(10)	—
Collections on stockholder notes receivables	1,039	212	—
Proceeds from loans	—	—	1,931
Proceeds from issuance of common stock under the employee stock purchase plan	615	562	207
Proceeds from exercise of stock options	1,513	843	506
Purchase of treasury stock	(1,105)	—	—

Net cash used in financing activities	(2,734)	(2,311)	(284)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	416	525	851

Net increase in cash and cash equivalents	16,086	1,964	7,983
Cash and cash equivalents at beginning of year	42,058	40,094	32,111

Cash and cash equivalents at end of year	$58,144	$42,058	$40,094

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$149	$138	$164
Cash paid during the period for income taxes	$721	$108	$1,256
Supplemental Schedule of Noncash Investing and Financing Activities:
Purchase of fixed assets under capital lease	$264	$683	$116
Common stock issued for Microwave Technology, Inc. net assets	$—	$4,356	$—
Common stock issued for Clare, Inc. net assets	$—	$—	$51,399
The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:
      IXYS Corporation (“IXYS” or the “Company”) designs, develops, manufactures and markets power semiconductors and digital and analog integrated circuits (“ICs”). Power semiconductors are used primarily in controlling energy in motor drives, power conversion (including uninterruptible power supplies (“UPS”) and switch mode power supplies (“SMPS”)) and medical electronics. IXYS’s power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS’s target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. IXYS’s power semiconductors include power metal oxide silicon field effect transistors (“Power MOSFETs”), insulated gate bipolar transistors (“IGBTs”), thyristors and rectifiers, including fast recovery epitaxial diodes (“FREDs”). IXYS’s ICs include solid-state relays (“SSRs”) for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and power MOSFET and IGBT drivers.
      IXYS sells products in North America, Europe, and Asia through an organization that includes direct sales personnel, independent representatives and distributors. The Company is headquartered in Northern California with principal operations in California, Massachusetts, Germany and the United Kingdom. Each site has manufacturing, research and development and sales and distribution activities. The Company also makes use of subcontract manufacturers for fabrication of wafers and for assembly and test operations.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation:
      The consolidated financial statements include the accounts of IXYS and its wholly owned subsidiaries after elimination of all intercompany balances and transactions.

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
      IXYS sells to distributors and original equipment manufacturers. Approximately 36% of the Company’s revenues in fiscal 2005 were from distributors. IXYS provides its distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. IXYS recognizes revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowances are also recorded at the time of shipment. The management of IXYS must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.
      Allowance for sales returns. IXYS maintains an allowance for sales returns for estimated product returns by its customers. The Company estimates its allowance for sales returns based on its historical return experience, current economic trends, changes in customer demand, known returns it has not received and other assumptions. If IXYS makes different judgments or utilizes different estimates, the amount and timing of its revenue could be materially different. Given that the Company’s revenues consist of a high volume of relatively similar products, its actual returns and allowances have not fluctuated significantly from period to period to date, and its returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.
      Allowance for stock rotation. The Company also provides “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2005, 2004, and 2003 approximately $1.1 million, $595,000, and $1.3 million, respectively, of products were returned to IXYS under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. IXYS establishes the allowance based upon maximum allowable rotations, which is consistent with its historical practice.
      Trade accounts receivable and allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is IXYS’s best estimate of the amount of probable credit losses in the existing accounts receivable. IXYS determines the allowance based on the aging of its accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. The allowance for doubtful accounts is reviewed quarterly. Past due balances and other specified accounts as necessary are reviewed individually. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a selling, general and administrative expense in the statement of operations. This allowance is based on historical losses and management’s estimate of future losses.
      Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. The Company has no obligation to accept this request. However, it is the Company’s historical practice to allow some companies to obtain sales discounts for inventory held. IXYS’s distributors had approximately $4.5 million in inventory of the Company’s products on hand at March 31, 2005. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends IXYS sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales,

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
marketing and other key management. The Company receives periodic statements regarding its products held by distributors. These procedures require the exercise of significant judgments. IXYS believes that they enable the Company to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits IXYS for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.
      Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2005 (in thousands):

Balance March 31, 2002	$355
Additions	2,062
Deductions	(1,934)

Balance March 31, 2003	483
Additions	2,189
Deductions	(2,248)

Balance March 31, 2004	424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	$553

      For nonrecurring engineering, or NRE, related to engineering work performed by the Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements” Amounts offset against research and development costs totaled approximately $161,000 in fiscal 2005, $382,000 in fiscal 2004 and $329,000 in fiscal 2003.

Foreign Currency Translation:
      The local currency is considered to be the functional currency of IXYS’s wholly owned international subsidiaries, IXYS Semiconductor GmbH (“IXYS GmbH”), IXYS Berlin GmbH (“IXYS Berlin”) and Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH, IXYS Berlin and Westcode into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company’s Swiss subsidiary utilizes the US dollar as its functional currency. Foreign currency transaction gains and losses are included as a component of other income or expense.

Cash Equivalents:
      IXYS considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in money market accounts at banks.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications:
      A reclassification has been made to the fiscal 2003 and fiscal 2004 consolidated financial statements to conform to the presentation of fiscal 2005. In the reclassification, litigation expenses in the amount of $3.0 million and $4.7 million for the fiscal years 2004 and 2003 were reclassified from other expense, net to selling, general and administrative expenses. In addition, proceeds from capital lease obligations in the amounts of $1.2 million and $3.0 million were reclassified on the consolidated statement of cash flows in fiscal 2004 and fiscal 2003, respectively, to a reduction of purchases of plant and equipment. Such reclassification had no effect on previously reported net income or retained earnings.

Inventories:
      Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or ARB 43, the Company’s accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. Shipping and handling costs, when incurred, are included in the cost of inventory and in the cost of goods sold. In accordance with Statement 4 of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, the Company’s inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production process. IXYS reviews its standard costs on an as-needed basis but in any event at least once a year, and updates them as appropriate to approximate actual costs. Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally 12 to 24 months. Inventories in excess of saleable amounts are not valued.
      The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of its inventories is dependent on its estimate of future demand as it relates to historical sales. If the Company’s projected demand is over-estimated, IXYS may be required to reduce the valuation of its inventories below cost. IXYS regularly reviews inventory quantities on hand and record an estimated provision for excess inventory based primarily on its historical sales. IXYS performs an analysis of inventories and compares the sales for the preceding two years. To the extent the Company has inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, it recognizes a reserve for excess inventories. However, for new products, the Company does not consider whether there is excess inventory until it develops sufficient sales history or experiences a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by IXYS’s management. This could have a material effect on the Company’s operating results and financial position. If IXYS makes different judgments or utilizes different estimates, the amount and timing of the write-down of inventories may be materially different.
      During the economic downturn of fiscal 2002 and fiscal 2003, IXYS built inventory beyond demand in its Santa Clara operation. At the end of fiscal 2003, excess inventory was measured by sets of related product part numbers rather than by individual product part numbers. These sets were used because it was thought that sales of such would be representative of the sales of the individual part numbers within any such set. For the fourth quarter of fiscal 2004, IXYS recognized that sales by sets of related product part numbers were not revealing individual part numbers that were not selling at a similar rate and so the Company refined the calculation to examine excess inventory by individual part number.
      Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that which would otherwise occur, because of previous write-downs. Once inventory is written down below cost, it is not written up. IXYS does not physically segregate excess inventory and assign unique tracking numbers to it in the Company’s accounting systems. Consequently, IXYS cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, IXYS is unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on its gross profit margin.
      The following table provides information on the Company’s excess inventory at cost (which has been fully reserved in the Company’s financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2002	$6,988
Sale of excess inventory	(1,917)
Scrap of excess inventory	—

Balance of excess inventory	5,071
Additional accrual of excess inventory	12,153

Balance at March 31, 2003	17,224
Sale of excess inventory	(2,624)
Scrap of excess inventory	(504)

Balance of excess inventory	14,096
Additional accrual of excess inventory	10,536

Balance at March 31, 2004	24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	$21,241

      The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, the Company does not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 9,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because the products of the Company do not quickly become obsolete, IXYS expects to hold excess inventory for potential future sale for years. Consequently, IXYS has no set time line for the sale or scrapping of excess inventory.
      In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, the inventory of the Company is also being written down to lower of cost or market or net realizable value. IXYS reviews its inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2005 the Company’s lower of cost or market reserve was $1.4 million.
      Furthermore, IXYS performs an annual inventory count and periodic cycle counts for specific parts that have a high turnover. The Company also periodically consider any inventory that is no longer usable and writes it off.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:
      Property, plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation. Equipment under capital lease are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for equipment and twenty years for plant. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations. Repairs and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.
      As required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” IXYS evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which IXYS operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Foreign Exchange Contracts:
      Although the majority of IXYS’s transactions are in U.S. Dollars, IXYS enters into currency forward contracts to manage foreign currency exchange risk associated with its operations. From time to time, IXYS purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed three months. IXYS does not purchase short-term forward exchange contracts for trading purposes. The Company elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. At March 31, 2005, no such contracts were open.

Defined Benefit Plans:
      IXYS maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the Company’s pension plans.

Advertising:
      IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2005, 2004 and 2003 was $451,000, $408,000 and $657,000, respectively. Advertising expense is included in selling, general and administrative expense.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development:
      Research and development costs are charged to operations as incurred.

Income Taxes:
      IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, IXYS considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If IXYS determines that it will not realize all or a portion of its remaining deferred tax assets, it will increase its valuation allowance with a charge to income tax expense. Conversely, if IXYS determines that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or IXYS adjusts these estimates in future periods, IXYS may need to establish a valuation allowance that could materially impact its financial position and results of operations. IXYS’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). Incorporated into the provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned overseas. IXYS presently does not intend to repatriate any foreign income under the Act.

Other Income and Expense:
      Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense.

Indemnification:
      The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties.

Legal contingencies:
      The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IXYS evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements:
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first fiscal year that begins after June 15, 2005. IXYS will adopt SFAS No. 123R for the fiscal year beginning April 1, 2006. SFAS No. 123R offers IXYS alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations. IXYS does not expect this accounting change to materially affect its liquidity as equity-based compensation is a non-cash expense. The effect of expensing stock options on the Company’s results of operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to Consolidated Financial Statements.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to AJCA, IXYS is examining if it will be entitled to this special deduction in 2005. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. companies, provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance on the impact of the repatriation provision on a company’s income tax expense and deferred tax liability. The Company is currently studying the impact of the one-time favorable foreign dividend provision and intends to complete the analysis by the end of fiscal 2006. Accordingly, IXYS has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, double freight, rehandling costs, and excessive spoilage. ARB 43 previously stated that such costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they are “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The provisions of this Statement should be applied prospectively. IXYS will adopt

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 151 for the fiscal year beginning April 1, 2006. The Company is currently considering but have not yet determined what impact the adoption of this standard will have on its financial position and results of operations.

Comprehensive Income:
      IXYS’s foreign currency translation adjustments represent the only component of comprehensive income that is excluded from net income (loss) for 2005 and prior years. See Foreign Currency Translation above for discussion of currency translation adjustments.

Concentration and Business Risks:

Dependence on Third Parties for Wafer Fabrication and Assembly:
      IXYS manufactures approximately 57% of its wafers, an integral component of its products, in its facilities in Germany, the UK, Massachusetts and California. IXYS relies on third party suppliers to provide the remaining 43%. The principal external foundry is Samsung Electronics’s facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

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

Employees Covered by Collective Bargaining Arrangements:
      Approximately 150 IXYS employees in the United Kingdom and 240 in Germany have their annual pay increases negotiated by a labor union.

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
      IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material. See Note 15 for a discussion of revenues by geography.
      During the year ended March 31, 2005, sales to one customer represented 11.5% of net revenues. At March 31, 2005 and 2004, no customer accounted for greater than 10% of accounts receivable.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial instruments that potentially subject IXYS to credit risk comprise principally cash and cash equivalents and trade accounts receivable. IXYS invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically by management to minimize credit risk. The policy authorizes the investment of excess cash in government securities, tax exempt municipal securities, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market accounts and corporate instruments of similar liquidity and credit quality.

Fair Value of Financial Instruments:
      Carrying amounts of certain of IXYS’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes payable to banks, loans payable and notes receivable from stockholders approximate fair value.

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
      Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in fiscal years 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, IXYS’s net income (loss) and net income (loss) per share for fiscal years 2005, 2004 and 2003 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2005	2004	2003

Net income (loss)	$16,242	$(4,432)	$(12,145)
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(1,870)	(2,580)	(2,366)

Pro forma net income (loss)	$14,372	$(7,012)	$(14,511)

As reported net income (loss) per share — basic	$0.49	$(0.14)	$(0.39)

Pro forma net income (loss) per share — basic	$0.43	$(0.22)	$(0.47)

As reported net income (loss) per share — diluted	$0.46	$(0.14)	$(0.39)

Pro forma net income (loss) per share — diluted	$0.41	$(0.22)	$(0.47)

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2005	2004	2003

Risk-free interest rate	3.15% to 3.49%	1.72% to 3.22%	2.74% to 4.33%
Expected term	4.0 years	4.0 years	4.0 years
Volatility	64%	100%	104%
Dividend yield	0%	0%	0%

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Microwave Technology, Inc.:
      On September 5, 2003, IXYS completed its acquisition of 100% of the voting equity interests of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETS”) based in the United States. The acquisition of MwT expanded the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products and increased IXYS’s presence in RF power semiconductors. The acquisition was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of MwT’s net tangible and intangible assets acquired, and, as a result, IXYS has recorded goodwill in connection with this transaction. The acquisition was a stock-for-stock exchange. As such, none of the goodwill is expected to be deductible for tax purposes. MwT has been included in the Company’s statement of operations since September 5, 2003. In connection with the acquisition, approximately 767,000 shares of IXYS common stock and options exercisable for approximately 26,000 shares of IXYS common stock were issued. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Direct merger cost	321

Total purchase price	$4,677

      The fair value of IXYS’s common stock issued was determined using an average of the closing sales prices of a share of the common stock on the Nasdaq National Market for the five trading days before and after the definitive agreement was signed. The fair value of the options assumed in the transaction was determined using the Black-Scholes option pricing model using an expected life of 2-years, risk free rate of 2% and expected volatility of 66% and no expected dividend rate.
      In fiscal 2004 IXYS allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

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

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company made an adjustment of approximately $279,000 to Goodwill in fiscal 2005 related to the acquisition of Microwave Technology.
Pro Forma Disclosure (in thousands, except per share data):
      The following unaudited pro forma combined amounts give effect to the acquisition of MwT as if the acquisition had occurred on April 1, 2002. On a pro forma basis, the results of operations of MwT for the years ended March 31, 2004 and 2003 are consolidated with IXYS results for the same periods. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period, or of results which may occur in the future.

	Year Ended March 31,

	2004	2003

	(Unaudited)	(Unaudited)
Net revenue	$189,826	$148,607
Net loss	$(6,627)	$(21,215)
Net loss per share — basic	(0.20)	(0.65)
Net loss per share — diluted	$(0.20)	$(0.65)
Weighted-average shares used in per share calculation — basic	32,753	32,612
Weighted-average shares used in per share calculation — diluted	32,753	32,612

Clare, Inc.:
      On June 10, 2002, IXYS completed its acquisition of 100% of the voting equity interests of Clare, Inc. (“Clare”). The acquisition of Clare expanded the Company’s product offerings into the semiconductor segment of the market that replaces electromagnetic relays, or EMRs, with solid state relays, or SSRs. Clare’s semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and including product applications such as modem interfaces to the Internet, cable set top boxes, and voice over Internet protocol, or VOIP, applications. The acquisition was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of Clare’s net tangible and intangible assets acquired, and, as a result, IXYS has recorded goodwill in connection with this transaction. The acquisition was a stock-for-stock exchange. As such, none of the goodwill is expected to be deductible for tax purposes. Clare has been included in the Company’s statement of operations since June 10, 2002. In connection with the acquisition, approximately 4.9 million shares of IXYS common stock and options exercisable for approximately 1.0 million shares of IXYS common stock were issued. In connection with the acquisition, (a) each outstanding share of Clare common stock was converted into the right to receive 0.49147 of a share of IXYS common stock, which resulted in the issuance of approximately 4.9 million shares of IXYS common stock, and (b) each option to purchase Clare common stock outstanding immediately prior to the consummation of the acquisition was converted into an option to purchase 0.49147 of a share of IXYS common stock, resulting in the assumption of options exercisable for approximately 1.0 million shares of IXYS common stock. The total purchase price is as follows (in thousands):

Value of IXYS common stock issued	$47,658
Value of Clare’s options assumed by IXYS	3,741
Merger cost	1,676

Total purchase price	$53,075

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of IXYS’s common stock issued was determined using an average of the closing sales prices of a share of the common stock on Nasdaq National Market for the three days before and after the announcement date. The fair value of the options assumed in the transaction was determined using the Black-Scholes option pricing model using an expected life of two years, risk free rate of 3.4% and expected volatility of 80% and no expected dividend rate. IXYS has allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair Value of tangible assets acquired:
Current assets	$24,861
Deferred tax assets — short term	4,796
Plant and equipment	10,271
Other assets	111

40,039

		Estimated Useful
		Lives

Amortizable intangible assets:
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
      In June 2002, the Company adopted a corporate restructuring program to reduce expenses and preserve the Company’s cash. The restructuring mainly relates to a reduction in the workforce designed to eliminate redundant positions at Clare. The restructuring charge, which consisted mainly of involuntary employee

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separation costs of $750,000, was recorded in operating expense for the year ended March 31, 2003 and fully paid by year-end. The separation cost is for 33 employees worldwide: 5 in sales and marketing, 7 in research and development, 3 in general and administrative and 9 in operations functions in the United States; and 8 in sales and marketing and 1 in general and administrative outside the United States.

5.	Goodwill and Intangible Assets:
      Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. IXYS values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally three to six years, and evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.
      Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. The Company has determined that it only has one reporting unit as defined by SFAS 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the Company (the reporting unit). There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the Company. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the Company’s net assets exceed the fair value of the Company. The implied fair value of goodwill is determined by allocating the fair value of the Company in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the Company’s goodwill. IXYS has not recorded an impairment of goodwill or intangible assets.
      Recent additions to goodwill are discussed in Note 3 Acquisitions. The Company made an adjustment of approximately $279,000 to Goodwill in fiscal 2005 related to the acquisition of Microwave Technology.

6.	Balance Sheet Details:

Allowances Movement (in thousands):

	Balance at				Balance at
	Beginning			Translation	End of
	of Year	Additions	Deductions	Adjustments	Year

Allowances for accounts receivable and for doubtful accounts Year ended March 31, 2005	$2,654	$4,994	$(5,057)	$38	$2,629
Year ended March 31, 2004	$3,169	$4,261	$(4,849)	$73	$2,654
Year ended March 31, 2003	$1,045	$8,024	$(5,982)	$82	$3,169

Inventories:
      Inventories consist of the following (in thousands):

	March 31,

	2005	2004

Raw materials	$13,386	$12,117
Work in process	25,304	26,729
Finished goods	12,721	9,209

	$51,411	$48,055

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:
      Property, plant and equipment consists of the following (in thousands):

	March 31,

	2005	2004

Property and plant	$6,367	$6,390
Equipment owned	55,300	48,267
Equipment capital leases	16,102	17,679
Leasehold improvements	2,954	2,954

	80,723	75,290
Accumulated depreciation — owned plant, equipment, and leasehold improvements	(43,804)	(37,599)
Accumulated amortization — capital leases	(9,105)	(11,322)

	$27,814	$26,369

      Depreciation and amortization expense for fiscal years ended March 31, 2005, 2004 and 2003 amounted to $9.3 million, $11.2 million and $9.3 million, respectively.
      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2008 at interest rates of 5.2% to 13.7%.

Other Assets:
      Other assets consists of the following (in thousands):

	March 31,

	2005	2004

Purchased intangible assets, net (see Note 3 Acquisitions for historic addition activity)	$2,724	$4,273
Loans to vendors	1,967	1,442
Other	1,216	1,595

	$5,907	$7,310

      Amortization of purchased intangible assets was approximately $1.3 million in fiscal 2005 and is expected to be approximately $965,000 in fiscal 2006.

Accrued Expenses and Other Liabilities:
      Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,

	2005	2004

Compensation and vacation	$6,374	$2,834
Legal, audit and tax preparation	2,449	2,101
Commissions, royalties, deferred revenue and other	2,511	3,962
Income taxes	5,958	7,247
Uninvoiced goods and services	4,831	1,950

	$22,123	$18,094

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Borrowing Arrangements:
      IXYS entered into a loan and security agreement with a U.S. bank to borrow up to an aggregate amount not to exceed $5.0 million. The loan bears interest at the bank’s prime rate, 5.75% at March 31, 2005, payable monthly, and matures in September 2005. The loan is collateralized by certain assets and contains certain general and financial covenants, including a requirement that IXYS remain solvent and able to pay its debts as they become due. At March 31, 2005, IXYS had no outstanding balance under the loan. IXYS has another line of credit with a U.S. bank that consists of a $100,000 commitment, none of which has been drawn down. The line bears interest at a rate of 3.25%. The line is collateralized by a $100,000 certificate of deposit that IXYS has with the bank.
      In October of 2004, IXYS Semiconductor GmbH obtained a $5.0 million line of credit with a German bank that supports a letter of credit facility. At March 31, 2005, there were approximately $1.6 million of open letters of credit to support inventory purchases.
      A German bank issued to IXYS a commitment letter for a Euro 3.8 million, or about $4.9 million, equipment lease facility. The equipment lease facility provides financing at varying pricing for periods up to 48 months. At March 31, 2005, IXYS had drawn Euro 2.6 million, or about $3.4 million, under this commitment. In addition to the rights to the equipment, the bank holds a security interest in the general assets of IXYS Semiconductor GmbH and unrestricted amounts deposited with the bank. Drawings under the facility are included within the capitalized lease obligations on the balance sheet.
      IXYS entered into a term loan with a Swiss bank in the amount of Swiss Franc 200,000, or approximately US $157,000. The loan bears interest of 5.25% and is due in November 2006.

8.	Commitments and Contingencies:

Commitments:
      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2008 at interest rates of 5.2% to 13.7%.
      IXYS rents certain of its facilities under operating leases that expire in 2022.
      Future minimum lease payments under capital and operating leases are (in thousands):

	Capital	Operating
Fiscal Year Ending March 31,	Leases	Leases

2006	$3,524	$3,331
2007	2,247	2,518
2008	1,435	2,146
2009	872	2,008
Thereafter	5	9,861

Total Minimum Payments	8,083	$19,864

Less: Interest	(941)

	7,142
Less: Current Portion	(2,733)

	$4,409

      Rent expense for fiscal years ended March 31, 2005, 2004 and 2003 amounted to $2.8 million, $2.6 million and $2.1 million, respectively.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005 and 2004, IXYS had cash deposits with financial institutions of $155,000 and $1.1 million, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on the Company’s balance sheets.
      As of March 31, 2005, IXYS is committed to purchase approximately $11.8 million of inventory from suppliers of IXYS.
      IXYS Corporation guarantees the $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At March 31, 2005, there were approximately $1.6 million of open letters of credit to support inventory purchases.

Legal Proceedings:
      IXYS currently is involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
      IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. On August 9, 2004, the Federal Circuit Court vacated the damages award. The case was remanded to the U.S. District Court for further proceedings. The case has been set for trial to commence on August 2, 2005.
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
      On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc. in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly.
      In its complaint, LoJack sought damages in an amount to be determined at trial, an $890,000 refund of payments it made under the contract, all work product resulting from any work prepared by Clare and its attorneys’ fees in the suit. LoJack also sought to have its damages trebled under the Massachusetts statute.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Clare answered the complaint denying any liability and counterclaiming for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, violation of the Massachusetts statute, promissory estoppel and negligent misrepresentation. Discovery in the litigation is largely complete. Motions for summary judgment have been briefed but not yet heard. A trial date of October 11, 2005 has been set.
      There can be no assurance of a favorable outcome in the LoJack suit. In the event of an adverse outcome, damages awarded by the court could be materially adverse to the Company’s financial condition, results of operations or cash flows. Management has not accrued any amounts of damages in the accompanying balance sheets for the LoJack matter described above.

9.	Stockholders’ Equity:

Stock Purchase and Stock Option Plans:
      IXYS has the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) under which incentive stock options may be granted for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Incentive Plan typically vest over four years, the initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan vests over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. The 1994 Stock Option Plan was terminated in May 1999. No options have been granted below fair market value.
      Since inception, the cumulative shares authorized for the 1999 Equity Incentive Plan were approximately 8.6 million shares. The Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the Plans is summarized below (in thousands, except share data):

		Options Outstanding			Weighted
	Shares				Average
	Available for	Number of			Exercise
	Grant	Shares	Exercise Price	Total	Price

Balances, March 31, 2002	2,749,276	3,820,694		$19,595	$5.13
Options assumed		992,128	$1.91-$50.10	$14,127	$14.24
New authorized	899,991
Options granted	(888,750)	888,750	$4.64-$7.79	$4,992	$5.62
Options exercised		(130,224)	$0.08-$5.23	$(506)	$3.89
Options cancelled	(58,725)	(584,462)	$3.625-$50.10	$(7,713)	$13.20
Options expired		(1,875)	$17.35	$(33)	$17.60

Balances, March 31, 2003	2,701,792	4,985,011		$30,462	$6.11
Options assumed		25,741	$1.83-$3.66	$87	$3.38
New authorized	1,000,000
Options granted	(746,000)	746,000	$6.75-$10.63	$6,313	$8.46
Options exercised		(232,862)	$1.02-$7.73	$(843)	$3.62
Options cancelled	185,676	(185,676)	$3.63-$31.54	$(2,314)	$12.46
Options expired	27,650	(27,650)	$3.63-$29.50	$(309)	$11.18

Balances, March 31, 2004	3,169,118	5,310,564		$33,396	$6.29

Options assumed
New authorized	1,000,000
Options granted	(453,000)	453,000	$6.65-$9.15	$3,687	$8.14
Options exercised		(480,751)	$1.69-$7.38	$(1,551)	$3.23
Options cancelled	61,640	(61,640)	$4.64-$31.54	$(560)	$9.09
Options expired	20,100	(24,098)	$2.16-$19.00	$(247)	$10.25

Balances, March 31, 2005	3,797,858	5,197,075		$34,725	$6.68

      The following table summarizes information about stock options outstanding at March 31, 2005:

				Options Exercisable
Options Outstanding
					Weighted
	Number of	Weighted Average	Weighted Average		Average
Exercise Price	Shares	Contractual Life	Exercise Price	Number of Shares	Exercise Price

$1.69-2.34	807,058	4.5	$2.20	804,993	$2.20
$3.46-4.88	1,547,180	4.5	$3.82	1,453,363	$3.77
$5.23-7.79	1,532,162	7.5	$7.02	817,250	$7.01
$8.01-11.70	857,591	8.7	$9.11	222,266	$8.81
$12.21-18.25	239,511	4.5	$13.63	238,011	$13.62
$18.44-21.36	115,499	4.9	$19.17	115,499	$19.17
$28.49-36.24	98,074	4.7	$30.46	98,074	$30.46

	5,197,075	6.1	$6.68	3,749,456	$6.23

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2005	2004	2003

Risk-free interest rate	3.15% to 3.49%	1.72% to 3.22%	2.74% to 4.33%
Expected term	4 years	4 years	4 years
Volatility	64%	100%	104%
Dividend yield	0%	0%	0%
      No dividend yield is assumed as IXYS has not paid dividends and has no plans to do so.
      The weighted average expected term was calculated based on the vesting period and the expected life of the grant using historic experience. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the fiscal years ended March 31, 2005, 2004 and 2003 were $3.81, $8.46 and $4.41, respectively.
      In November 1995 IXYS sold 6,750,395 shares of common stock to certain members of IXYS’s management. The shares were purchased through recourse promissory notes at a purchase price of $0.11 per share. Interest is due on the notes at a rate of 5.79% per annum through September 15, 2000 and 6.25% per annum after that date, with the balance outstanding due in full September 2005. At March 31, 2005, approximately $299,000 was receivable on these notes.
      In August 2001 IXYS sold 8,250 shares of common stock to a director. The shares were purchased through a recourse promissory note at a purchase price of $3.625 per share. Interest is due on the note at a rate of 6.75% per annum, with the balance outstanding due in full in August 2006. At March 31, 2005, $56,000 was receivable on this note.
      In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan and terminated all prior Paradigm employee stock purchase plans. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. During the year ended March 31, 2005, there were approximately 87,000 shares purchased under the Purchase Plan leaving 221,000 shares available for purchase under the plan in the future.
      The fair value for the purchase rights issued under the Purchase Plan using the Black-Scholes valuation model with the following weighted average assumptions:

	Year Ended March 31,

	2005	2004	2003

Risk-free interest rate	1.28%	1.02%	1.22%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	57%	100%	104%
Dividend yield	0%	0%	0%
      The weighted average fair value per share of those purchase rights granted in 2005, 2004 and 2003 was $2.66, $6.16 and $2.70, respectively.
      On May 4, 2005, IXYS accelerated the vesting of the right to purchase 128,250 shares of its common stock pursuant to previously granted stock options. The accelerated options were at exercise prices in excess of

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the closing price on May 4, 2005 of $10.28. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.

10.	Employee Savings and Retirement Plan:
      IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2005, 2004 and 2003, IXYS contributed $407,000, $378,000 and $424,000, respectively.

11.	Related Party Transactions:
      ABB, Ltd. was a principal stockholder of IXYS until December 2004. In fiscal years 2005, 2004 and 2003, IXYS generated revenues of $3.6 million, $2.7 million and $2.7 million, respectively, from sales of products to ABB and ABB’s affiliates for use as components in their products. At March 31, 2005 and 2004 the accounts receivable balances from these sales were $535,000 and $704,000 respectively.
      Omni Microelectronics, a sales representative company majority owned by S. Joon Lee, was paid sales commissions by Samsung Electronics on $39.8 million and $21.8 million received by Samsung Electronics from the Company in respect of fiscal 2005 and fiscal 2004. Samsung Electronics serves as a wafer foundry for the Company. Mr. Lee is a director of the Company.

12.	Pension Plans:
      IXYS maintains two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31, 2005.

Net Period Pension Cost:
      The net periodic pension expense includes the following components:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Service cost	$878	$750	$750
Interest cost on projected benefit obligation	1,713	1,397	1,245
Expected return on plan assets	(1,166)	(762)	(957)
Recognized actuarial loss (gain)	118	181	63

Net periodic pension expense	$1,543	$1,566	$1,101

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status:

	March 31,

	2005	2004

	(In thousands)
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$30,499	$24,469
Service cost	878	750
Interest cost	1,713	1,397
Plan participants contribution	195	294
Actuarial (gain) loss	(96)	1,915
Benefits paid	(976)	(646)
Foreign currency translation adjustment	1,561	2,320

Projected benefit obligation at the end of the year	$33,774	$30,499

	March 31,

	2005	2004

	(In thousands)
Change in plan assets
Fair value of plan assets at the beginning of the year	$13,452	$10,480
Actual return on plan assets	1,553	2,559
Employer contribution	1,152	938
Plan participant contribution	195	294
Benefits paid	(668)	(322)
Foreign currency translation adjustment	2,351	(497)

Fair value of plan assets at the end of the year	$18,035	$13,452

	March 31,

	2005	2004

	(In thousands)
Status of plan
Plan obligations in excess of plan assets	$(15,739)	$(17,047)
Unrecognized actuarial loss	3,128	3,784
Net loss	381	1,204

Accrued benefit	$(12,230)	$(12,059)

	March 31,

	2005	2004

	(In thousands)
Reconciliation of funded status
Accrued pension cost at the beginning of the year	$(12,059)	$(9,924)
Net period pension cost	(1,543)	(1,566)
Cash contribution	1,152	938
Benefits paid	976	646
Foreign currency translation adjustment	(756)	(2,153)

Accrued pension cost at the end of the year	$(12,230)	$(12,059)

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2005	2004

Assumptions
Discount rate	5.50%	5.50%
Expected long-term rate of return on assets	4.0- 7.0%	4.20- 7.40%
Salary scale	1.0- 4.4%	2.20- 4.40%
      Approximately 70% of the accrued pension liability relates to the German plan and 30% to the United Kingdom plan. The total accumulated benefit obligation at March 31, 2005 was approximately $30.7 million.
      The investment policies and strategies for the assets of the plans are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. The Company’s practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets in Germany are held by a separate legal entity. The plan assets do not include securities of the Company. There is a near term objective to increase the debt proportion of the assets to approximately 25% of assets by 2007 by investing new contributions in debt and by reducing equity investments.
      The long term expected rate of return is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class have regard to market conditions on March 31, 2005 and past performance of the asset classes generally.
      IXYS expects to make contributions to the plans of approximately $1.1 million in the fiscal year ended March 31, 2006. This contribution is primarily contractual. The allocation of the assets of the plans at the measurement dates was approximately (in thousands):

	March 31,

	2005	2004

Equity securities	$14,348	$11,300
Debt securities	3,053	2,125
Other	634	27

	$18,035	$13,452

      IXYS expects to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately (in thousands):

Benefit Payments

Year ended March 31, 2006	$860
Year ended March 31, 2007	935
Year ended March 31, 2008	1,024
Year ended March 31, 2009	1,108
Year ended March 31, 2010	1,185
Five fiscal years ended March 31, 2015	7,681

Total benefit payments for the ten fiscal years ended March 31, 2015	$12,793

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes:
      Income (loss) before income tax provision (benefit) consists of the following (in thousands):

	Year Ended March 31,

	2005	2004	2003

Domestic	$14,829	$(10,810)	$(17,322)
International	10,952	4,737	(539)

	$25,781	$(6,073)	$(17,861)

      IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,

	2005	2004	2003

Current:
Federal	$(1,121)	$(1,653)	$—
State	429	25	30
Foreign	2,346	961	819

	1,654	(667)	849

Deferred:
Federal	4,735	(1,740)	(6,458)
State	(36)	98	(546)
Foreign	3,186	668	439

	7,885	(974)	(6,565)

Total income tax provision (benefit)	$9,539	$(1,641)	$(5,716)

      The Company evaluates the need for tax contingency reserves at the end of each financial statement reporting period. During the current period, the Company adjusted its tax contingency reserves related to various tax jurisdictions.
      IXYS’s effective tax rate differed from the statutory federal income tax rate for the years ended March 31, 2005, 2004 and 2003 as shown in the following table:

	Year Ended March 31,

	2005	2004	2003

Statutory federal income tax (benefit) rate	35%	(35)%	(35)%
State taxes, net of federal tax benefit	1	2	(4)
Foreign earnings taxed at different rates	(3)	6	7
R&D credit	(3)	—	—
Valuation allowance	12	—	—
Other	(5)	—	—

Effective tax rate	37%	(27)%	(32)%

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net deferred income tax assets are as follows (in thousands):

	March 31,

	2005	2004

Deferred tax assets:
Reserves	$6,765	$7,696
Other liabilities and accruals	2,882	3,071

Total short term deferred tax assets	9,647	10,767
Depreciable assets	391	169
Net operating loss carryforward	50,621	55,602
Credits carryforward	2,316	1,609
Intangibles arising from acquisitions	(1,869)	(2,173)

Net deferred tax asset	$61,106	$65,974
Less: Valuation allowance	(51,670)	(48,702)

	$9,436	$17,272

      The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The deferred tax assets of $9.4 million consists of current tax assets from timing differences between U.S. accounting guidelines and tax laws that more likely than not will be utilized in future reporting periods.
      As of March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $134.5 million and $1.3 million for federal and state, respectively. The Company had net operating loss carryforwards for foreign income tax purposes of approximately $9.9 million. If not utilized, the U.S. net operating losses begin to expire in 2013 and 2012 for federal and state, respectively. The Company has not recognized approximately $113.9 million of the operating loss carryforwards, most of which were obtained in acquisitions. Of the remaining $20.6 million of U.S. operating loss carryforwards, approximately $11.9 million were utilized in fiscal 2005 and the balance of $8.7 million is reflected in the long-term deferred tax assets. The Company’s U.S. federal and state research and development tax credit carryforwards for income tax purposes are approximately $1.8 million and $0.7 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2005.
      A valuation allowance was recorded at March 31, 2005 to reduce the deferred tax assets arising from a portion of the Company’s foreign operating loss carryforwards, to an amount that is more likely than not to be realized. As of March 31, 2005 and March 31, 2004, the Company had a valuation allowance of $51.7 million and $48.7 million, respectively. The difference of $3.0 million primarily relates to an increase in foreign net operating losses that are more likely than not to be unrealized due to currently unprofitable operations. In determining the amount of the valuation allowance, the Company considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If the Company determines that it will not realize all or a portion of the remaining deferred tax assets, it will increase the valuation allowance with a charge to income tax expense. Conversely, if the Company determines that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance that could materially impact its financial position and results of operations. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis. The valuation allowance recorded in fiscal 2005 is based on the Company’s assessment that a portion of the foreign net operating losses would not be realizable.
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

14.	Computation of Net Income (Loss) Per Share:
      Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2005	2004	2003

Basic:
Weighted-average shares	33,093	32,434	30,889

Net income (loss)	$16,242	$(4,432)	$(12,145)

Net income (loss) per share	$0.49	$(0.14)	$(0.39)

Diluted:
Weighted-average shares	33,093	32,434	30,889
Common equivalent shares from stock options and warrants	1,992	—	—

Shares used in per share calculation	35,085	32,434	30,889

Net income (loss)	$16,242	$(4,432)	$(12,145)

Net income (loss) per share	$0.46	$(0.14)	$(0.39)

      In 2005, there were outstanding options to purchase 619,000 shares at a weighted average price of $19.38 that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. In 2004 and 2003, there were outstanding options to purchase 5,310,564 and 4,985,011 shares at weighted average prices of $6.29 and $6.11, respectively, which were not included in the computation of net loss per share because their effect was anti-dilutive.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment and Geographic Information:
      IXYS operates in a single industry segment and has a single reporting unit comprised of semiconductor products used primarily in power-related applications, including those in motor drives, consumer products and power conversion (among them, uninterruptible power supplies, switch mode power supplies and medical electronics), and in the telecommunications industry. IXYS’s sales by major geographic area (based on destination) were as follows:

	Year Ended March 31,

	2005	2004	2003

North America
United States	$72,300	$62,061	$52,932
Canada	3,473	5,985	4,563
Europe and the Middle East
Germany	28,821	24,631	19,071
Italy	7,220	6,954	6,468
United Kingdom	15,947	10,111	8,602
Other	33,281	29,578	19,428
Asia Pacific
Korea	49,990	14,513	3,872
China	16,800	13,565	7,239
Japan	6,711	4,782	4,003
Other	17,619	11,301	7,970
Rest of the World	4,458	3,961	1,963

Total	$256,620	$187,442	$136,111

      The following table sets forth the revenues for each of IXYS’s product groups for fiscal 2005 and 2004:

	Year Ended March 31,

	2005	2004

Power semiconductors	$190,338	$139,312
Integrated circuits	40,759	33,058
Systems and RF power semiconductors	25,523	15,072

Total	$256,620	$187,442

      During the year ended March 31, 2005, sales to one customer represented 11.5% of net revenues. There was no single end user customer providing more than 10% of IXYS’s net revenues for the years ended March 31, 2004 and 2003.
      IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. At March 31, 2005 all recorded

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill relates to acquired businesses based in the U.S. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s U.S. and foreign operations (in thousands):

	Year Ended March 31,

	2005	2004	2003

Net Revenues:
Foreign	$99,442	$86,533	$64,977
IXYS U.S.	157,178	100,909	71,134

	$256,620	$187,442	$136,111

Net Income(loss):
Foreign	$6,504	$3,206	$(925)
IXYS U.S.	9,738	(7,638)	(11,220)

	$16,242	$(4,432)	$(12,145)

	March 31,

	2005	2004

Property, Plant and Equipment:
Germany	$13,880	$12,668
Switzerland	1,207	1,713
IXYS U.S.	8,668	4,457
United Kingdom	4,059	7,531

Total Property plant and equipment	$27,814	$26,369

16.	Subsequent Events:
      On May 6, 2005, IXYS purchased the 83,000 square foot facility used by its Clare, Inc. subsidiary in Beverly, Massachusetts for $9.0 million. In June 2005, IXYS committed to purchase the 27,000 square foot facility used by its Clare Micronix Integrated Systems, Inc. subsidiary in Aliso Viejo, California for $5.1 million.
      On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed Euro 10.0 million, or about $12.1 million, from IKB Deutsche Industriebank for a term of 15 years.
      The interest rate on the loan is determined by adding the then effective Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually.
      Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.
      Financial covenants for a ratio of indebtedness to cash flow and a ratio of equity to total assets for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at any time without penalty. The loan is collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Quarterly Financial Data (unaudited)

Fiscal Year Ended March 31, 2005

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2005	2004	2004	2004

	(In thousands, except per share amounts)
Net revenues	$69,023	$66,258	$61,385	$59,954
Gross profit	23,169	20,055	19,511	17,175
Operating income	9,043	7,051	6,289	3,246
Net income	$5,789	$4,749	$3,841	$1,863
Basic net income per share applicable to common stockholder	$0.17	$0.14	$0.12	$0.06
Diluted net income per share applicable to common stockholders	$0.16	$0.14	$0.11	$0.05
Weighted average shares used in per share calculation
Basic	33,034	33,076	33,007	32,952
Diluted	35,297	35,012	34,484	35,049

Fiscal Year Ended March 31, 2004

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003

	(In thousands, except per share amounts)
Net revenues	$53,676	$50,744	$42,926	$40,096
Gross profit	7,871	12,045	11,237	12,341
Operating income (loss)	(6,077)	504	(65)	579
Net income (loss)	$(5,152)	$386	$(109)	$443
Basic net income (loss) per share applicable to common stockholder	$(0.16)	$0.01	$0.00	$0.01
Diluted net income (loss) per share applicable to common stockholder	$(0.16)	$0.01	$0.00	$0.01
Weighted average shares used in per share calculation
Basic	32,858	32,772	32,213	31,972
Diluted	32,858	34,805	32,213	33,116

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2005. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective. Material weaknesses in internal control over financial reporting that led to the conclusion are discussed below.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2005, our internal control over financial reporting was not effective.
      In conducting its assessment, our management concluded that five material weaknesses existed as of March 31, 2005:

•	deficiencies in the number of accounting personnel trained in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

•	deficiencies in our control over costing and valuation of inventory;

•	deficiencies in our control over the use of spreadsheets in our operations;

•	deficiencies in the review of the consolidation process; and

•	inadequate segregation of duties in the purchasing cycle.
      The deficiencies in the number of accounting personnel have resulted in a number of designed controls not operating properly. The deficiencies in the number of accounting staff during the initial year of Sarbanes-Oxley compliance placed an extra burden upon the existing division controllers and their accounting staff, which led to controls not being performed properly.
      The material weakness related to the costing and valuation of inventory resulted from the incorrect calculation of inventory yields and overhead absorption, causing erroneous production variances, at our facility in Lampertheim, Germany, errors in capitalized variances at our facilities in Chippenham, England and Lampertheim, Germany and errors in calculating inventory reserves in our facility in Fremont, California. The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2005 was an increase in cost of goods sold on our statement of operations of $624,000, a decrease in inventory of $122,000 and $502,000 distributed over a number of other accounts.
      The material weakness related to spreadsheets occurred when division controllers made modifications to the template spreadsheets for periodic reporting sent to them by corporate accounting personnel, and the modifications and the impact of the modifications were not identified by corporate accounting personnel when accounting information was submitted by the divisions. As a result of these items, reported income taxes and miscellaneous other matters changed approximately $105,000 and $332,000, respectively. In addition, the spreadsheets used to compute key financial statement items did not have adequate validation controls.
      In part because a financial analyst resigned without notice, our controls relating to review of consolidations, inputs, foreign currency translations and recurring journal entries did not function properly. As a consequence of the unexpected departure of the financial analyst, our senior financial analyst, who is responsible for our consolidation process, had to do her work as well as that of the departed financial analyst. Thus, a layer of control in the consolidation process was eliminated. Due to a lack of personnel resources, supervisory review of the senior financial analyst’s work was inadequate. As a result of these deficiencies, our auditors found differences in our reports requiring a reduction in deferred tax assets and income tax payable of approximately $8.2 million and adjustments to foreign exchange totaling $145,000. These deficiencies were assessed to be a material weakness.
      We have determined that a number of duties have not been segregated properly within our cycle of activities whereby we purchase and pay for goods and services. In particular, at several of our facilities, the same individual was able to update vendor files, control purchase orders and process vendor invoices. These deficiencies in segregation of duties constituted a material weakness. The material weakness arises from the limited number of accounting personnel at a number of our facilities and our historical practice of only having accounting personnel perform traditional accounting functions.
      Our Audit Committee is aware of these material weaknesses.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by BDO Seidman, LLP (“BDO”), an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      We plan to remedy the deficiencies in the number of accounting personnel by filling a number of positions, some of which are newly designated. We intend to employ another financial analyst as a replacement for the individual who resigned. We plan to hire an accountant trained in US GAAP at both our European and Fremont, California facilities. We intend to employ a compliance manager at the corporate level who will be responsible for guiding the application of US GAAP and our SEC reporting. We also intend to hire a corporate controller. We have engaged a professional to oversee and further implement our internal control over financial reporting. We believe that the material weakness will be remediated when these positions are filled and the new personnel are properly trained in their duties. We will seek to fill these positions and complete training by December 31, 2005.
      Regarding the inventory material weakness at March 31, 2005, we have addressed the yield calculation error in Lampertheim, Germany by changing the procedure to calculate yield, and by the end of December 2005, we intend to conduct a thorough review of the standard costs in Lampertheim, Germany to verify that proper United States accounting practices are followed. In addition, one of the accounting personnel hired will be based in our Fremont facility and will provide additional resources for the preparation of inventory costing and valuation. His work will allow time for more supervisory review by the division controller. We have issued a financial policy regarding inventory valuation to all of our operating entities. We plan to review and possibly supplement this policy by the end of the third quarter of fiscal year 2006. We expect that the implementation of the foregoing will remediate the inventory material weakness that existed at March 31, 2005. It is our objective to complete these remediation activities by December 31, 2005.

      In June 2005, we concluded that a material weakness in our control over the use of spreadsheets existed at March 31, 2005. Our information technology steering committee is currently reviewing alternatives to address the material weakness. We have yet to determine the actions to be undertaken to mitigate or remediate this material weakness. Consequently, we are not yet able to assess when the material weakness will be adequately addressed.
      In remediation of the material weakness in our consolidation process, we expect to hire a new financial analyst, as well as a new corporate controller and a compliance manager for SEC reporting and GAAP accounting. When these personnel are hired, we will have the people necessary for appropriate review of the consolidation process. We also expect to review the design of our consolidation process controls for adequacy. Our goal is to complete these remediation activities by December 31, 2005.
      We expect to address our material weakness in segregation of duties in our purchasing cycle through the aforementioned hiring of additional accounting personnel, the redistribution of duties among existing accounting personnel and the assignment of some duties to non-accounting personnel. We expect that controls will be redesigned to reflect the redistribution of duties and the involvement of non-accounting personnel. Our objective is to finish the actions in remediation of this material weakness by December 31, 2005.
      Our Audit Committee is currently reviewing our need to establish an internal audit function, in part to enhance our monitoring of remediation of these material weaknesses. The Audit Committee intends to complete its review of internal audit requirements by December 31, 2005.
      In connection with its review of our financial statements for the quarter ended December 31, 2004, BDO advised us of several control deficiencies. BDO considered the internal controls in order to complete its review of the financial statements and not to provide assurance on internal controls. Had BDO performed an attestation engagement of the internal controls as of December 31, 2004, other control deficiencies, possibly significant deficiencies or material weaknesses, may have come to the attention of BDO. The control deficiencies identified by BDO include the following:

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
      We concluded that these control deficiencies, when taken together, were a material weakness in internal control over financial reporting. Our Chief Executive Officer, Chief Financial Officer and Audit Committee have been aware of this material weakness.
      We have conducted additional training of personnel on the accounting module recently implemented at our Santa Clara location. We believe that this training remediates the control deficiency relating to reconciliation and aging of accounts receivable at our Santa Clara operation. We have employed two cost accountants at our Santa Clara location. With their addition, we believe that we have the personnel to timely update inventory reserves. We believe that we have remediated the control deficiency relating to the updating of inventory reserves, which occurred in Santa Clara.
      We have reinforced the existing procedures to be performed by division controllers relating to the reconciliation of intercompany accounts. We are monitoring on a regular basis to confirm that the procedures are followed. We believe that we have remediated the control deficiencies related to intercompany accounts.

      We have enhanced our policies on accounts receivable reserves and have instituted regular monitoring of these reserves. We believe that we have remediated the control deficiencies related to our policies on accounts receivable reserves.
      We have employed an information technology manager and have formed an information technology steering committee that has addressed our information technology control deficiencies and will guide our information technology actions in the future. We have instituted information technology controls, adopted an information technology strategy and established an organizational structure for our information technology efforts. We believe that we have remediated the control deficiencies related to our information technology controls and our absence of a company-wide information technology strategy and organizational structure.
      As discussed elsewhere, a financial analyst, whose responsibilities included consolidations and review of inputs, foreign currency translation and recurring journal entries, resigned without notice. Her position was not filled by March 31, 2005 and, as a consequence, the control deficiencies relating to consolidation and controls about inputs, foreign currency translation and recurring journal entries have not been remediated. We intend to employ another financial analyst. We have adopted a new policy on foreign currency translation and have conducted further training on foreign currency translation. We expect that these control deficiencies will be resolved after the employment of another financial analyst and the establishment of appropriate review of these matters.
      The control deficiencies relating to production variances and inventory reserves have not been remediated. We intend to reinforce the existing procedures to be performed by division controllers relating to analyzing and capitalizing production variances and computing inventory reserves. We intend to monitor on a regular basis to confirm that the procedures are followed.
      The control deficiencies at December 31, 2004 that are, as yet, unremediated have been identified as components of material weaknesses existing at March 31, 2005. In future filings, we will report the status of remediation efforts for these control deficiencies as part of our disclosure of the efforts to remediate the material weaknesses extant at March 31, 2005.
      At March 31, 2004, we also had a material weakness. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in the following inaccurate adjustments: standard cost revisions; incomplete updating of costs included in the standards; journal entries recorded without the proper supporting documentation; and reconciliation of the general ledger balance to the perpetual records. A lack of procedures to track inventory transactions related to cut-off issues was also found.
      The material weakness related to errors that occurred in connection with a systematic update of standard costs at our Santa Clara, California operation following a review of standard costs. We review standard costs on an as-needed basis, but no less frequently than annually. One review of standard costs occurred in fiscal year 2004, during our fourth quarter. Because the errors giving rise to the material weakness occurred in connection with a systematic update of standard costs that occurred only in the fourth quarter, the material weakness related to the fourth quarter of fiscal year 2004 and not to prior periods.
      The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2004 was a reduction in cost of goods sold on our statement of operations of $823,000, an increase in inventory of $1,099,000 and an increase in accrued expenses and other liabilities of $276,000.
      We have implemented controls and procedures in our Santa Clara operations to address the material weakness. These controls and procedures include supervisory review of standard costs and improved cycle count procedures. In addition, we replaced the division controller and added two cost accountants at our Santa Clara location.
      We have documented our procedures for updating standard costs and established uniform procedures for cost methodologies. We are currently implementing manufacturing resource planning software in Santa Clara that, among other things, will monitor standard costs and inventory movement. We assessed the operation of our controls and procedures relating to the updating of standard costs in our Santa Clara operation and determined that they operated effectively. We believe the material weakness that existed as of March 31, 2004 has been remediated. In the future, we also intend to schedule standard cost revisions for times other than when financial statement closings are occurring.
      As mitigation, we performed a regular review of the actual costs of significant inventory components, in which we compared actual costs to standard costs to ascertain that our standard costs approximate actual costs. We also reviewed aggregate variances each quarter for an indication of the appropriateness of standard costs.
Inherent Limitations on Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all error and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Report of Independent Registered Public Accounting Firm on Internal Controls
To the Board of Directors and Stockholders of IXYS Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that IXYS Corporation (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. There were insufficient accounting personnel trained in applying United States generally accepted accounting principles (US GAAP) and in reporting financial information in accordance with the requirements of the Securities and Exchange Commission (SEC) to ensure the correct application of US GAAP and SEC requirements to amounts and disclosures within the financial statements.

2. Controls over the costing and valuation of inventory were inadequate to prevent and detect errors in the accuracy of standard costs, the capitalization of production variances and the computation of excess and obsolete inventory reserves, resulting in erroneous production variances in one facility, errors in capitalized variances at two locations and errors in calculating inventory reserves in a fourth facility. The correction of these errors resulted in an increase in cost of goods sold in the statement of operations of $624,000, a decrease in inventory of $122,000 and $502,000 distributed over a number of other accounts.

3. There were inadequate access and validation controls in spreadsheets used to compute key financial statement amounts and disclosures to prevent and detect errors in both computation and data entry. As a result of these items, reported income taxes and other matters were corrected at March 31, 2005 by approximately $105,000 and $332,000, respectively.

4. Controls over the consolidation process, including the review of inputs, foreign currency translation and recurring journal entries, together with overall supervisory review of the consolidation were inadequate to prevent and detect errors in the consolidated financial statements. This deficiency resulted in the draft reports requiring a reduction in both deferred tax assets and income taxes payable of approximately $8.2 million and adjustments to foreign exchange totaling $145,000.

5. Segregation of duties in the purchasing and payables functions was inadequate to prevent and detect material misstatements. In particular, at several Company facilities, the same individual was able to update vendor files, control purchase orders and process vendor invoices.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statement, and this report does not affect our report dated June 3, 2005 on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of IXYS Corporation as of March 31, 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended, and our report dated June 3, 2005 expressed an unqualified opinion thereon.
      We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after March 31, 2005.
BDO Seidman, LLP
San Francisco, California
June 3, 2005

Item 9B.	Other Information
      On May 4, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of all outstanding stock options with vesting remaining and with exercise prices greater than the closing price on that date, $10.28, causing such stock options to be fully vested. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R. As a consequence of the action, our Chief Executive Officer, Dr. Nathan Zommer, was vested in the right to purchase 127,500 shares of our common stock at $10.63 per share earlier than he otherwise would have been and each of our directors Donald Feucht, Samuel Kory and Joon Lee was vested in the right to purchase 250 shares of our common stock at $15.48 per share earlier than he otherwise would have been.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification of Directors
      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors” in our Proxy Statement for the stockholders meeting following the fiscal year ended March 31, 2005 (the “2005 Proxy Statement”), which information is hereby incorporated by reference.

Identification of Executive Officers
      Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert
      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors — Audit Committee” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors
      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act
      Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics
      Reference is made to the information appearing under the heading “Proposal 1 — Election of Directors — Code of Ethics” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Item 11.	Executive Compensation
      Reference is made to the information appearing under the heading “Executive Compensation” in our 2005 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to information appearing in our 2005 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services
      Reference is made to the information appearing under the heading “Proposal 2–Ratification of Selection of Independent Auditors — Fees Billed by the Independent Auditors” and “Proposal 2 — Ratification of Selection of Independent Auditors — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2005 Proxy Statement, which information is hereby incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2005 and 2004

Consolidated Statement of Operations for the years ended March 31, 2005, 2004 and 2003

Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2005, 2004 and 2003

Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit	Title

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kenneth D. Wong (filed on February 11, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kent P. Loose (filed on February 11, 2005 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.14*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.16*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.17*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.18*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.21*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.22*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.23*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.24*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.25*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.26*	Description of Nathan Zommer’s cash bonuses.
10	.27*	Description of elements of Uzi Sasson’s compensation.
10	.28*	Summary of outside director compensation.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
Dated: June 29, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nathan Zommer and Uzi Sasson, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	President, Chief Executive Officer and Chairman (Principal Executive Officer) and Director	June 29, 2005

/s/ Uzi Sasson Uzi Sasson	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2005

/s/ Samuel Kory Samuel Kory	Director	June 29, 2005

/s/ Donald L. Feucht Donald L. Feucht	Director	June 29, 2005

/s/ S. Joon Lee S. Joon Lee	Director	June 29, 2005

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 29, 2005

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kenneth D. Wong (filed on February 11, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kent P. Loose (filed on February 11, 2005 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.14*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.16*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.17*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.18*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.21*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.22*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.23*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.24*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.25*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.26*	Description of Nathan Zommer’s cash bonuses.
10	.27*	Description of elements of Uzi Sasson’s compensation.
10	.28*	Summary of outside director compensation.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.