Form 10-K/A
period 2004-03-31
IXYS CORP /DE/
filed 2005-07-29
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq National Market on September 30, 2003, was approximately $234,457,020. The number of shares of the Registrant’s Common Stock outstanding as of July 18, 2005 was 33,542,122.

EXPLANATORY NOTE

      THIS FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEM 9A OF PART II OF FORM 10-K AND TO CORRECT ERRORS IN THE CERTIFICATIONS SET FORTH IN EXHIBITS 31.1 AND 31.2. ALL INFORMATION IN THE FORM 10-K/A, OTHER THAN ITEM 9A, IS AS OF MARCH 31, 2004 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were not effective.

      In evaluating our internal controls, we sought to determine whether there were any “control deficiencies,” “significant deficiencies” and, in particular, whether there were any “material weaknesses.” “Control deficiencies” exist when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. “Significant deficiencies” and “material weaknesses” are internal control deficiencies that adversely affect a company’s ability to initiate, authorize, record, process or report information in its external financial statements in accordance with generally accepted accounting principles. A “significant deficiency” is defined as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential in amount will not be prevented or detected. A “material weakness” is defined as a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

      At March 31, 2004, we had a material weakness. Certain of our inventory processes were not reviewed by a supervisor in sufficient detail, resulting in the following inaccurate adjustments: standard cost revisions; incomplete updating of costs included in the standards; journal entries recorded without the proper supporting documentation; and reconciliation of the general ledger balance to the perpetual records. A lack of procedures to track inventory transactions related to cut-off issues was also found. The material weakness constituted a deficiency in our disclosure controls and procedures.

      The material weakness related to errors in our Santa Clara, California operation, which occurred in connection with a systematic update of standard costs following a review of standard costs. We review standard costs on an as-needed basis, but no less frequently than annually. One review of standard costs occurred in fiscal 2004, during our fourth quarter. Because the errors giving rise to the material weakness occurred in connection with a systematic update of standard costs that occurred only in the fourth quarter, the material weakness related to the fourth quarter of fiscal 2004 and not to prior periods.

      The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2004 was a reduction in cost of goods sold on our statement of operations of $823,000, an increase in inventory of $1,099,000 and an increase in accrued expenses and other liabilities of $276,000.

      We have implemented controls and procedures in our Santa Clara operations to address the material weakness. These controls and procedures include supervisory review of standard costs and improved cycle count procedures. In addition, we added two cost accountants at our Santa Clara location.

      We have documented our procedures for updating standard costs and established procedures for cost methodologies. We are currently implementing manufacturing resource planning software in Santa Clara that, among other things, will monitor standard costs and inventory movement. We assessed the operation of our controls and procedures relating to the updating of standard costs in our Santa Clara operation and determined that they operated effectively. We believe the material weakness that existed as of March 31, 2004 has been remediated. In the future, we also intend to schedule standard cost revisions for times other than when financial statement closings are occurring.

      As mitigation, we performed a regular review of the actual costs of significant inventory components, in which we compared actual costs to standard costs to ascertain that our standard costs approximate actual costs. We also reviewed aggregate variances each quarter for an indication of the appropriateness of standard costs.

      At March 31, 2003, we had the following material weaknesses, each of which constituted a deficiency in our disclosure controls and procedures:

•	financial statement consolidations based on electronic spreadsheets that place a great strain on the limited personnel resources of our finance organization, resulting in inadequate time for management to perform its financial review on a timely basis;

•	deficiencies in our inventory accounting, including the need to establish, compute and adequately update standard inventory costs, completely eliminate intercompany profits, track inventory variances and establish a formal policy to reconcile and review inventory balances, as well as inadequate monthly reconciliations of the general ledger with the inventory subsystem and insufficient review by management of such reconciliations;

•	problems with the monthly close at our subsidiaries, particularly in its timing, procedures, management information systems, the content of the reports preparedand limited personnel resources, resulting in inadequate time for review by our finance management and for adjustment prior to the audit; and

•	several additional conditions relating to the Company’s internal accounting and disclosure controls that, in the context of the overall control environment and the current lack of accounting personnel resources, are considered reportable conditions and that, when taken together, represent a material weakness in internal controls.

      Regarding the material weakness related to consolidations, we have taken a number of steps to remediate the material weakness. Previously, the Santa Clara division controller and the Chief Financial Officer had previously performed the consolidations. We have since employed two financial analysts to work on the consolidations, thereby freeing management time for financial review. Standard templates for the division controllers to report their financial data were developed and implemented.

      Nonetheless, at March 31, 2005, we determined that we still had a material weakness in our review of our consolidation process. As further remediation, we expect to hire a new corporate controller and a compliance manager for financial reporting in accordance with the requirements of the Securities and Exchange Commission and generally accepted accounting principles. When these personnel are hired, we will have the people necessary for appropriate review of the consolidation process. We also expect to review the design of our consolidation process controls for adequacy. Our goal is to complete these remediation activities by December 31, 2005.

      The material weakness at March 31, 2003 related to inventory accounting arose in our Santa Clara operation. In remediation, we replaced our Santa Clara division controller in the summer of 2003 and subsequently hired two additional cost accountants for our Santa Clara operation. We have documented our procedures for updating standard costs and established procedures for cost methodologies. We are currently implementing manufacturing resource planning software in Santa Clara that, among other things, will monitor standard costs and inventory movement. We have established procedures to properly implement the elimination of intercompany profits, as well as practices to reconcile and review inventory balances and to reconcile the general ledger to the inventory subsystem. With the additional personnel in Santa Clara, we believe that adequate personnel resources exist to provide for sufficient time for management review of the inventory accounting in Santa Clara. We believe that the material weakness relating to inventory accounting at March 31, 2003 has been remediated.

      To remediate the material weakness related to the monthly close at our subsidiaries, we employed two additional accounting personnel at our subsidiaries. We completed the implementation of a management information system at one of subsidiaries. We have established reporting procedures for our subsidiaries, including a standard template for financial reporting. We have concluded the material weakness related to the monthly close at our subsidiaries has been remediated.

      The material weakness relating to an aggregation of reportable conditions has been addressed, in part, by the effort to create documentation and establish procedures as part of our work to comply with the requirements promulgated in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally,

since March 31, 2003, we have employed six additional accounting personnel in our accounting organization worldwide and replaced a number of our division controllers. However, in light of the material weaknesses identified at March 31, 2005, we cannot conclude that our overall control environment is adequate. Our goal is to address these material weaknesses by December 31, 2005. Future disclosure on our overall control environment will be provided in the context of our efforts to address our material weaknesses identified at March 31, 2005.

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

      (3) Exhibits.

Exhibit Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*†	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer.
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.15*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit Title

10	.16*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.17*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.18*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21	.1†	List of Subsidiaries.
23	.1†	Consent of PricewaterhouseCoopers LLP.
24	.1†	Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.

†	Previously filed with the Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

      (b) Reports on Form 8-K

      During the quarter ended March 31, 2004, the following Forms 8-K were filed:

Financial
File Date	Date of Report	Items Reported	Statements Filed

January 16, 2004	January 13, 2004	7, 12	No
February 2, 2004	February 2, 2004	7, 12	No

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ NATHAN ZOMMER

Nathan Zommer
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: July 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NATHAN ZOMMER Nathan Zommer	President, Chief Executive Officer and Chairman (Principal Executive Officer) and Director	July 29, 2005

/s/ UZI SASSON Uzi Sasson	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2005

* Samuel Kory	Director	July 29, 2005

* Donald L. Feucht	Director	July 29, 2005

* S. Joon Lee	Director	July 29, 2005

Kenneth D. Wong	Director

*/s/ NATHAN ZOMMER Nathan Zommer Attorney-in-Fact

Exhibit Index

Exhibit Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*†	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer.
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) (“Amendment No. 1 to the Paradigm S-4”) and incorporated herein by reference).
10	.3*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	The IXYS 1999 Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-3 (No. 333-46028) (“Amendment No. 3 to the S-3”) and incorporated herein by reference).
10	.15*	Amended and Restated Promissory Note, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.2 to Amendment No. 3 to the S-3 and incorporated herein by reference).

Exhibit Title

10	.16*	Amended and Restated Pledge Agreement, dated September 15, 2000, by Nathan Zommer and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.3 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.17*	Amended and Restated Pledge Agreement, dated September 15, 2000, executed by Arnold P. Agbayani and acknowledged and agreed to by IXYS (filed on October 23, 2000 as Exhibit 10.4 to Amendment No. 3 to the S-3 and incorporated herein by reference).
10	.18*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21	.1†	List of Subsidiaries.
23	.1†	Consent of PricewaterhouseCoopers LLP.
24	.1†	Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this certification “accompanies” the Annual Report on Form 10-K to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing).

*	Management contract or compensation plan or arrangement.

†	Previously filed with the Annual Report on Form 10-K for the fiscal year ended March 31, 2004.