Form 10-Q/A
period 2004-09-30
IXYS CORP /DE/
filed 2005-07-29
CIK 945699

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

EXPLANATORY NOTE
     THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEM 4 OF PART I OF FORM 10-Q. ALL INFORMATION IN THE FORM 10-Q/A, OTHER THAN ITEM 4, IS AS OF SEPTEMBER 30, 2004 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

IXYS CORPORATION
FORM 10-Q/A
September 30, 2004

PART I — FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were not effective.
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

IXYS CORPORATION

By: /s/ Uzi Sasson

Uzi Sasson, Vice President of Finance and Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2005

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

10.1	Stock Option Agreement of Kenneth D. Wong.*

10.2	Form of stock option agreement for non-employee directors.*

10.3	Form of stock option agreement for employees, including executive officers.*

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3)*

*	Previously filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (000-26124).

(1)	Filed as Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (000-26124) and incorporated by reference herein.

(2)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (000-26124) and incorporated by reference herein.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.