Form 10-Q
period 2005-06-30
IXYS CORP /DE/
filed 2005-08-12
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER 000-26124
IXYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0140882
(State or other jurisdiction	(IRS Employer Identification No.)
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
Yes   ☑     No   ☐
THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF AUGUST 3, 2005 WAS 33,573,611.

IXYS CORPORATION
FORM 10-Q
June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,440	$58,144
Restricted cash	266	155
Accounts receivable, net of allowances of $2,737 at June 30, 2005 and $2,629 at March 31, 2005	35,444	41,388
Inventories	49,468	51,411
Prepaid expenses and other current assets	7,019	4,134
Deferred income taxes	6,773	6,649

Total current assets	169,410	161,881
Property, plant and equipment, net	35,078	27,814
Other assets	5,208	5,907
Deferred income taxes	2,610	2,787
Goodwill	21,502	21,502

Total assets	$233,808	$219,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,423	$2,733
Loans payable to bank, current portion	806	—
Accounts payable	11,920	12,962
Accrued expenses and other current liabilities	23,587	22,123

Total current liabilities	38,736	37,818
Capitalized lease obligations, net of current portion	3,800	4,409
Loans payable to bank, net of current portion	11,439	157
Pension liabilities	11,034	12,230

Total liabilities	65,009	54,614

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,769,763 issued and 33,542,761 outstanding at June 30, 2005 and 33,586,196 issued and 33,359,194 outstanding at March 31, 2005	338	336
Additional paid-in capital	154,562	153,376
Deferred compensation	(1)	(4)
Notes receivable from stockholders	(124)	(355)
Retained earnings	10,631	5,492
Less cost of treasury stock: 227,002 shares at June 30, 2005 and 227,002 shares at March 31, 2005	(1,552)	(1,552)
Accumulated other comprehensive income	4,945	7,984

Total stockholders’ equity	168,799	165,277

Total liabilities and stockholders’ equity	$233,808	$219,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Net revenues	$63,341	$59,954
Cost of goods sold	42,196	42,779

Gross profit	21,145	17,175

Operating expenses:
Research, development and engineering	4,156	4,552
Selling, general and administrative	9,257	9,376

Total operating expenses	13,413	13,928

Operating income	7,732	3,247
Interest income	325	234
Interest expense	(15)	(81)
Other income (expense), net	115	(356)

Income before income tax	8,157	3,044
Provision for income tax	(3,018)	(1,181)

Net income	$5,139	$1,863

Net income per share—basic	$0.15	$0.06

Weighted average shares used in per share calculation — basic	33,416	32,952

Net income per share—diluted	$0.14	$0.05

Weighted average shares used in per share calculation — diluted	35,985	35,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Net income	$5,139	$1,863

Other comprehensive income:
Foreign currency translation adjustments	(3,039)	(403)

Comprehensive Income	$2,100	$1,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,139	$1,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,409	2,823
Provision for receivables allowances	1,276	721
Write down of inventories	265	813
Foreign currency transactions	(608)	(547)
Interest forgiven on notes from shareholders	—	54
Changes in operating assets and liabilities
Accounts receivable	3,789	(6,227)
Inventories	251	(1,882)
Prepaid expenses and other current assets	(3,130)	(807)
Other assets	405	379
Accounts payable	(746)	1,443
Accrued expenses and other liabilities	2,167	2,899
Pension liabilities	(542)	393

Net cash provided by operating activities	10,675	1,925

Cash flows from investing activities:
Restricted cash increase	(111)	(59)
Purchases of plant and equipment	(9,881)	(1,246)

Net cash used in investing activities	(9,992)	(1,305)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,043)	(1,075)
Collections on notes receivables from stockholders	235	50
Proceeds from loans payable to bank	12,240	—
Proceeds from issuance of common stock under the employee stock purchase plan	369	297
Proceeds from exercise of stock options	799	97
Purchase of treasury stock	—	(138)

Net cash provided by (used in) financing activities	12,600	(769)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(987)	(50)

Net increase (decrease) in cash and cash equivalents	12,296	(199)
Cash and cash equivalents at the beginning of the period	58,144	42,058

Cash and cash equivalents at the end of the period	$70,440	$41,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment and intangible assets, revenue recognition, legal contingencies, goodwill, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. A reclassification has been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. In the reclassification, litigation expenses in the amount of $1,474,000 for the three month period ended June 30, 2004 were reclassified from other expense, net to selling, general and administrative expenses. In addition, proceeds from capital lease obligations in the amount of $74,000 for the three month period ended June 30, 2004 were reclassified on the unaudited condensed consolidated statement of cash flows to a reduction of purchases of plant and equipment. Such reclassifications had no effect on previously reported net income or retained earnings.
2. Accounting for Stock-Based Compensation
     IXYS accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’s policy is to grant options with an exercise price equal to the quoted market price of IXYS’s stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.”
     Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in the three month periods ended June 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, IXYS’s net income and net income per share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Net income, as reported	$5,139	$1,863
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(494)	(471)

Pro forma net income	$4,645	$1,392

Basic net income per share:
As reported	$0.15	$0.06

Pro forma	$0.14	$0.04

Diluted net income per share:
As reported	$0.14	$0.05

Pro forma	$0.13	$0.03

     For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. For purposes of the pro forma disclosure for the quarter ended June 30, 2005, we utilized an expected life of 4 years, a risk free interest rate of 3.76%, expected volatility of 63% and no expected dividend rate. For the quarter ended June 30, 2004, we utilized an expected life of 4 years, a risk free interest rate of 3.49%, expected volatility of 67% and no expected dividend rate.
3. Inventories
Inventories consist of the following (in thousands):

	June 30, 2005	March 31, 2005
	(unaudited)
Raw materials	$11,890	$13,386
Work in process	25,223	25,304
Finished goods	12,355	12,721

Total	$49,468	$51,411

4. Computation of Net Income per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
BASIC:
Weighted average shares outstanding for the period	33,416	32,952
Net income available for common stockholders	$5,139	$1,863

Net income available for common stockholders per share	$0.15	$0.06

DILUTED:
Weighted average shares outstanding for the period	33,416	32,952
Net effective dilutive stock options based on treasury stock method using average market price	2,569	2,097

Shares used in computing per share amounts	35,985	35,049

Net income available for common stockholders	$5,139	$1,863

Net income per share available for common stockholders	$0.14	$0.05

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	827	682

5. Borrowing Arrangements
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at June 30, 2005 was 2.863%.

     Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow and a ratio of equity to total assets for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
6. Purchase of Facilities
     On May 6, 2005, IXYS purchased the 83,000 square foot facility used by its Clare, Inc. subsidiary in Beverly, Massachusetts for $9.1 million.
7. Pension Plans
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
     The net periodic pension expense includes the following components:

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Service cost	$220	$204
Interest cost on projected benefit obligation	429	427
Expected return on plan assets	(309)	(281)
Curtailment or settlement (gain)	(172)	—
Recognized actuarial loss	13	286

Net periodic pension expense	$181	$636

     IXYS expects to make contributions to the plans of approximately $1.1 million in the fiscal year ended March 31, 2006. This contribution is primarily contractual.

8. Segment Information
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

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
North America
United States	$20,094	$16,824
Europe and the Middle East
Germany	6,943	6,800
Italy	1,820	1,878
United Kingdom	3,936	3,735
Other	8,616	8,147
Asia Pacific
Korea	9,107	9,732
China	5,119	4,894
Japan	1,695	1,900
Other	2,722	4,540
Rest of the World	3,289	1,504

Total	$63,341	$59,954

     The following table sets forth revenues for each of IXYS’s product groups for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Power Semiconductors	$47,827	$44,500
ICs	10,536	10,245
Systems and RF Power Semiconductors	4,978	5,209

Total	$63,341	$59,954

9. Commitments and Contingencies
Legal Proceedings
     IXYS currently is involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
     IXYS appealed and on March 19, 2004 the United States Court of Appeals for the Federal Circuit reversed or vacated all findings of patent infringement previously issued against IXYS by the U.S. District Court, and vacated the permanent injunction. On August 9, 2004, the Federal Circuit Court vacated the damages award. The case was remanded to the U.S. District Court for further proceedings. The case has been set for trial to commence on September 6, 2005.
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
     Other Commitments and Contingencies
     The Company does not provide any product or similar guarantees or warranties. However, the Company does provide in the normal course of business indemnification to its officers, directors and selected parties.
10. Subsequent Event
     On August 9, 2005, IXYS purchased the 27,000 square foot facility used by its Clare Micronix Integrated Systems, Inc. subsidiary in Aliso Viejo, California for $5.1 million.

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
Overview
     We are a multi-market integrated semiconductor company specialized in the design, development, manufacture and marketing of high power, high performance power semiconductors. Our three principal product groups are: power semiconductors; integrated circuits; and systems and RF power semiconductors.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 38% of our revenues in the first three months of fiscal 2006 and 37% of our revenues in the first three months of fiscal 2005 were from distributors, respectively. We provide our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. We are able to track inventory at our distributors to assist in reserve calculations. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements” Amounts offset against research and development costs totaled approximately $111,000 in the first three months of fiscal 2006 and $43,000 in the first three months of fiscal 2005.

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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first three months of fiscal 2006 and of fiscal 2005, approximately $42,000 and $253,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is consistent with our historical experience.
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
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain sales discounts for inventory held. Our distributors had approximately $4.2 million in inventory of our products on hand at June 30, 2005. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. Sales to distributors represented 38.0% of net revenues during the three months ended June 30, 2005 as compared to 37% of net revenues during the three months ended June 30, 2004. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2005:

Balance March 31, 2005	$553
Additions	521
Deductions	(570)

Balance June 30, 2005.	$504

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
     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2005	$21,241
Sale of excess inventory	(131)
Scrap of excess inventory	(179)
Additional accrual of excess inventory	578

Balance at June 30, 2005	$21,509

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
     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At June 30, 2005, our lower of cost or market reserve was $209,000.
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
     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations and cash flows.
     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In the quarter, we had no such trigger events or circumstances. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We believe that we operate as a single business unit. We have one reporting unit. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.
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

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first fiscal year that begins after June 15, 2005. We will adopt SFAS No. 123R for our fiscal year beginning April 1, 2006. SFAS No. 123R offers us alternative methods of adopting this standard. At the present time, we have not yet determined which alternative method we will use and the resulting impact on our financial position or results of operations. We do not expect this accounting change to materially affect our liquidity, as equity-based compensation is a non-cash expense. The effect of expensing stock options on our results of operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to the Condensed Consolidated Financial Statements.
     In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment” , which expresses views of the Staff regarding the interaction between SFAS No. 123R, or SFAS No. 123R, Share-Based Payment and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will evaluate the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning April 1, 2006.

Results of Operations — Three months Periods Ended June 30, 2005 and 2004
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended
	June 30,
		% increase from
	2005	2004 to 2005	2004
	(000)		(000)
Net revenues	$63,341	5.6%	$59,954
Cost of goods sold	42,196	(1.4%)	42,779

Gross profit	$21,145	23.1%	$17,175

Operating expenses:
Research, development and engineering	$4,156	(8.7%)	$4,552
Selling, general and administrative	9,257	(1.3%)	9,376

Total operating expenses	$13,413	(3.7%)	$13,928

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended
	June 30,
	2005	2004
	% of Net	% of Net
	Revenues	Revenues
Net revenues	100.0%	100.0%
Cost of goods sold	66.6%	71.4%

Gross profit	33.4%	28.6%

Operating expenses:
Research, development and engineering	6.6%	7.6%
Selling, general and administrative	14.6%	15.6%

Total operating expenses	21.2%	23.2%

Operating income	12.2%	5.4%
Other income (expense), net	0.7%	(.3%)

Income before income tax	12.9%	5.1%
Provision for income tax	4.8%	2.0%

Net income	8.1%	3.1%

     Net Revenues.
     The 5.6% increase in net revenues in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 reflects increased sales in power semiconductors. The increase in the power semiconductor group was due principally to an increase of $4.2 million in sales of power MOSFETs, partially offset by a net decline in the sales of other products. Revenues from the sale of integrated circuits and systems and RF power semiconductors in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were relatively flat, with integrated circuits increasing by $291,000 and systems and RF power semiconductors decreasing by $231,000.
     For the quarter ended June 30, 2005, sales to customers in the United States represented approximately 31.7% and sales to international customers represented approximately 68.3% of our net revenues. Of our international sales, approximately 49.3% were derived from sales in Europe and the Middle East, approximately 43.1% were derived from sales in Asia and approximately 7.6% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2004, sales to customers in the United States represented approximately 28.1% and sales to international customers represented approximately 71.9% of our net revenues. Of our international sales, approximately 47.7% were derived from sales in Europe and the Middle East, approximately 48.8% were derived from sales in Asia and approximately 3.5% were derived from sales in the rest of the world. Revenues increased in the United States in quarter ended June 30, 2005, as compared to the comparable period of the prior year, because of an increase in sales to the medical market.
     In each of the periods, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following tables set forth the revenue, average selling prices, or ASPs, and units for each of our product groups for the fiscal periods indicated:

	Three Months Ended June 30,
		% change in
		Revenues
Revenues	2005	2004 to 2005	2004
	(000)		(000)
Power Semiconductors	$47,827	7.5%	$44,500
Integrated Circuits	10,536	2.8%	10,245
Systems and RF Power Semiconductors	4,978	(4.4%)	5,209

Total Revenues	$63,341		$59,954

	Three Months Ended June 30,
		% change in
		ASP from 2004
Average Selling Prices (ASPs)	2005	to 2005	2004
Power Semiconductors	$2.40	3.0%	$2.33
Integrated Circuits	$0.93	3.3%	$0.90
Systems and RF Power Semiconductors	$11.58	(18.2%)	$14.15

	Three Months Ended June 30,
		% change in
		units from 2004
Units	2005	to 2005	2004
	(000)		(000)
Power Semiconductors	19,895	4.1%	19,111
Integrated Circuits	11,388	0.3%	11,350
Systems and RF Power Semiconductors	430	16.8%	368

Total Units	31,713		30,829

     The increases in the ASPs of power semiconductors and integrated circuits and the decrease in the ASP of systems and RF power semiconductors primarily occurred as a result of changes in the mix of products sold. Comparing the quarter ended June 30, 2004 to the quarter ended June 30, 2005, units increased principally due to increased shipments of semiconductors for plasma display panels; however, comparing the quarter ended March 31, 2005 to the quarter ended June 30, 2005, shipments of semiconductors for plasma display panels declined.

     Gross Profit.
     Gross profit margin increased to 33.4% in the three months ended June 30, 2005 from 28.6% in the three months ended June 30, 2004, principally because of the changes in the product mix and improved economies of scale. The increase in gross profit expressed in dollars in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is primarily the result of a shift towards products with higher gross margins, particularly in the medical market, and an increase in units sold.
     In each of the periods, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written-down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Research, Development and Engineering.
     For the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, research, development and engineering expenses decreased by $396,000, principally due to a 16% decline in research, development and engineering headcount from 58 people to 49 people.
     Selling, General and Administrative.
     For the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, selling, general and administrative expenses were relatively flat in dollar terms but declined as a percentage of net revenues principally as a result of our continuing efforts to control costs.
     Other Income (Expense), Net.
     Other income, net in the quarter ended June 30, 2005 was $425,000, as compared to $203,000 of other expense, net in the quarter ended June 30, 2004. Other income, net during the quarter ended June 30, 2005 consisted principally of interest income, net. Other expense, net during the quarter ended June 30, 2004 consisted principally of gains and losses associated with changes in foreign currency rates.
     Provision for Income Tax.
     In the quarter ended June 30, 2005, the provision for income tax reflected an effective tax rate of 37.0%, as compared to an effective tax rate of 38.8% in the quarter ended June 30, 2004. The reduction in the effective tax rate is primarily the result of an increase in research and development credits.
Liquidity and Capital Resources
     At June 30, 2005, cash and cash equivalents of $70.4 million were 21.1% greater than the $58.1 million at March 31, 2005. This was due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities.
     Net cash provided by operating activities in the three months ended June 30, 2005 was $10.7 million, as compared to $1.9 million in the three months ended June 30, 2004. Net accounts receivable declined $5.9 million, or 14.4%, from March 31, 2005 to June 30, 2005, primarily due to lower revenues and an improvement in collections resulting in lower days sales outstanding. Our net inventories at June 30, 2005 decreased $1.9 million, or 3.8%, from March 31, 2005.
     We used $10.0 million in net cash for investing activities during the three months ended June 30, 2005, as compared to $1.3 million during the three months ended June 30, 2004. During the three months ended June 30, 2005, we spent $9.9 million in capital expenditures, including $9.0 million for the purchase of the Clare facility.
     For the three months ended June 30, 2005, net cash provided by financing activities was $12.6 million as compared to $769,000 used in financing activities in the three months ended June 30, 2004.
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years. The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at June 30, 2005 was 2.863%. Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.

     In addition to cash flow from operations, another potential source of liquidity is borrowings under existing lines of credit. At June 30, 2005, we had available credit of $5.1 million.
     At June 30, 2005, our debt, consisting of capital lease obligations and loans payable, was $18.5 million, representing 26.2% of our cash and cash equivalents and 10.9% of our stockholders equity.
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
     Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to any shortfall in revenues. If we are unable to utilize our manufacturing, assembly and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. Increased competition and other factors may lead to price erosion, lower revenues and lower gross margins for us in the future.
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
     Our semiconductors are incorporated into our customers’ products, and the demand for our semiconductors is dependent upon the demand for our customers’ products. Demand for our customers’ products may level or decline due to technological change in our customers’ industries, price or quality of their products or other competitive factors. If sales of our customers’ products level or fall, our sales of semiconductors intended for such products will also likely level or decline. We have recently sold more semiconductors for inclusion in consumer products than was our historical practice. We believe that consumer products are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than the products of many of our other customers. Shorter product life cycles result in more frequent design competitions for the inclusion of semiconductors in next generation consumer products, which may not result in design wins for us.
     In particular, in recent years we have sold semiconductors for inclusion in the plasma display panels of a small number of manufacturers. Plasma display panels are one of several technologies for visual display in television. Should competition among the various visual display technologies for television adversely affect the sales of plasma display panels, our operating results could be adversely affected. Moreover, our operating results could be adversely affected if those plasma display panel manufacturers that have selected our semiconductors for inclusion in their products are not successful in their competition against other manufacturers of plasma display panels. As plasma display panels cycle into next generation products, we must achieve new design wins for our semiconductors to be included in the next generation plasma display panels. New design wins may not occur.
   Our international operations expose us to material risks.
     During fiscal 2005, our product sales by region were approximately 31.7% in the United States, approximately 33.7% in Europe and the Middle East, approximately 29.4% in Asia and approximately 5.2% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:
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

We have material weaknesses in our internal control over financial reporting that could result in a material misstatement of our financial condition, results of operations and cash flows.
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
     These material weaknesses were not remediated at June 30, 2005. Existence of these or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management determined that, as of June 30, 2005, our disclosure controls and procedures were not effective. See “Item 4 of Part I. Controls and Procedures,” elsewhere in this Quarterly Report on Form 10-Q.

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
     In the normal course of business, we frequently engage in discussions with parties relating to possible acquisitions. As a result of such transactions, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, or stock price could be negatively impacted.
   We depend on external foundries to manufacture many of our products.
     Of our revenues in fiscal 2005, 43% came from wafers manufactured for us by external foundries, respectively. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.

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
     Many of our products are incorporated into customers’ products or systems at the design stage. The value of any design win largely depends upon the customer’s decision to manufacture the designed product in production quantities, the commercial success of the customer’s product and the extent to which the design of the customer’s electronic system also accommodates incorporation of components manufactured by our competitors. In addition, our customers could subsequently redesign their products or systems so that they no longer require our products. The development of the next generation of products by our customers generally results in new design competitions for semiconductors, which may not result in design wins for us, potentially leading to reduced revenues and profitability. We may not achieve design wins or our design wins may not result in future revenues.
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
     Presently, because of past acquisitions, we are operating a number of different information systems that are not integrated. In part because of this, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. Consequently, in our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. For a further discussion of issues relating to spreadsheets, see Item 4 of Part I “Controls and Procedures.”
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
     Any future growth would also require us to successfully hire, train, motivate and manage new employees. In addition, continued growth and the evolution of our business plan may require significant additional management, technical and administrative resources. We may not be able to effectively manage the growth and evolution of our current business.
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

Geopolitical instability, war, terrorist attacks, terrorist threats, and government responses thereto, may negatively affect all aspects of our operations, revenues, costs and stock prices.
     Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan and Israel, which are experiencing political instability. Additionally, our principal external foundry is located in South Korea.
   Business interruptions may damage our facilities or those of our suppliers.
     Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. If any of these events occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.
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
     Approximately 10.1% of our net revenues in fiscal 2005 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.
   Nathan Zommer, Ph.D. owns a significant interest in our common stock.
     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owned, as of August 3, 2005, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.
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
     In addition, approximately 10.1% of our revenues in fiscal 2005 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with

GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, except in respect of our borrowing on June 10, 2005 of Euro 10.0 million, or about $12.2 million. A decline of the U.S. dollar against the Euro will cause an increase in our obligation when expressed in U.S. dollars. The loan proceeds are currently held in Euros. So long as the loan proceeds are held in Euros, the net effect of exchange rate fluctuations on net income is immaterial. However, we may convert the loan proceeds to U.S. dollars at any time. If any portion of the loan proceeds is converted to U.S. dollars and a decline of the U.S. dollar against the Euro occurs, an adverse impact on our net income will occur.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2005. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective. Material weaknesses in internal control over financial reporting that led to the conclusion are discussed below.
Material Weaknesses
     In conducting its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, our management concluded that five material weaknesses existed as of March 31, 2005:
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
These material weaknesses were not remedied at June 30, 2005.
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
     In part because a financial analyst resigned without notice, our controls relating to review of consolidations, inputs, foreign currency translations and recurring journal entries did not function properly. As a consequence of the unexpected departure of the financial analyst, our senior financial analyst, who is responsible for our consolidation process, had to do the work of the departed financial analyst as well as her own. Thus, a layer of control in the consolidation process was eliminated. Due to a lack of personnel resources, supervisory review of the senior financial analyst’s work was inadequate. As a result of these deficiencies, our auditors found differences in our reports requiring a reduction in deferred tax assets and income tax payable of approximately $8.2 million and adjustments to foreign exchange totaling $145,000. These deficiencies were assessed to be a material weakness.
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
Changes in Internal Control over Financial Reporting
     We plan to remedy the deficiencies in the number of accounting personnel by filling a number of positions, some of which are newly designated. We plan to hire an accountant trained in US GAAP at both our European and Fremont, California facilities. We intend to employ a compliance manager at the corporate level who will be responsible for guiding the application of US GAAP and our SEC reporting. We also intend to hire a corporate controller. We employed another financial analyst as a replacement for the individual who resigned. We have engaged a professional to oversee and further implement our internal control over financial reporting. We believe that the material weakness will be remediated when these positions are filled and the new personnel are properly trained in their duties. We will seek to fill these positions and complete training by December 31, 2005.
     Regarding the inventory material weakness, we have addressed the yield calculation error in Lampertheim, Germany by changing the procedure to calculate yield, and by the end of December 2005, we intend to conduct a thorough review of the standard costs in Lampertheim, Germany to verify that proper United States accounting practices are followed. In addition, one of the accounting personnel hired will be based in our Fremont facility and will provide additional resources for the preparation of inventory costing and valuation. His work will allow time for more supervisory review by the division controller. We have issued a financial policy regarding inventory valuation to all of our operating entities. We plan to review and possibly supplement this policy by the end of the third quarter of fiscal year 2006. We expect that the implementation of the foregoing will remediate the inventory material weakness. It is our objective to complete these remediation activities by December 31, 2005.

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
     In remediation of the material weakness in our consolidation process, we hired a new financial analyst, and we expect to hire a new corporate controller and a compliance manager for SEC reporting and GAAP accounting. When these personnel are hired, we will have the people necessary for appropriate review of the consolidation process. We also expect to review the design of our consolidation process controls for adequacy. Our goal is to complete these remediation activities by December 31, 2005.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described by reference below, will have a material adverse effect on our financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.
     The information set forth in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
     On August 10, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of all outstanding stock options with vesting remaining and with exercise prices greater than the closing price on that date, $9.85, causing such stock options to be fully vested. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R. As a consequence of the action, the following executive officers were vested in the right to purchase shares of our common stock earlier than they otherwise would have been:

	Number of
Name	Shares Vested	Exercise Price
Peter Ingram	30,000	$14.37
Kevin McDonough	20,800	$14.37
Uzi Sasson	75,000	$14.37
Nathan Zommer	100,000	$15.81
     Stockholder recommendations for directors must be in writing and sent by U.S. mail to: General Counsel, IXYS Corporation, 3540 Bassett Street, Santa Clara, California 95054. The General Counsel will forward any recommendation to the members of the Nominating and Corporate Governance Committee of the Board of Directors.
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

Date: August 12, 2005

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Purchase and Sale Agreement dated April 29, 2005 by and between John J. Flatley and Gregory D. Stoyle, Trustees of the Flatley Family Trust under Declaration of Trust dated September 27, 1993 and Clare, Inc.

10.2	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG.

10.3	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Inidustriebank AG.

10.4	Agreement for Purchase of Real Estate dated June 17, 2005 by and between Clare Micronix Integrated Systems, Inc. and 145 Family Limited Partnership.

10.5	Bonus Criteria for Nathan Zommer for the fiscal year ended March 31, 2006.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.