Form 10-Q
period 2005-09-30
IXYS CORP /DE/
filed 2005-11-09
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO ___
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 1, 2005 WAS 33,524,933.

IXYS CORPORATION
FORM 10-Q
September 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	March 31, 2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,577	$58,144
Restricted cash	111	155
Accounts receivable, net of allowances of $2,596 at September 30, 2005 and $2,629 at March 31, 2005	38,362	41,388
Inventories	48,082	51,411
Prepaid expenses and other current assets	5,084	4,134
Deferred income taxes	6,776	6,649

Total current assets	173,992	161,881
Property, plant and equipment, net	39,114	27,814
Other assets	4,827	5,907
Deferred income taxes	2,543	2,787
Goodwill	21,502	21,502

Total assets	$241,978	$219,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,262	$2,733
Loans payable to bank, current portion	820	—
Accounts payable	12,713	12,962
Accrued expenses and other current liabilities	28,035	22,123

Total current liabilities	43,830	37,818
Capitalized lease obligations, net of current portion	3,501	4,409
Loans payable to bank, net of current portion	11,229	157
Pension liabilities	11,006	12,230

Total liabilities	69,566	54,614

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 33,970,685 issued and 33,491,683 outstanding at September 30, 2005 and 33,586,196 issued and 33,359,194 outstanding at March 31, 2005	340	336
Additional paid-in capital	155,540	153,376
Deferred compensation	—	(4)
Notes receivable from stockholders	(57)	(355)
Retained earnings	16,175	5,492
Less cost of treasury stock: 479,002 shares at September 30, 2005 and 227,002 shares at March 31, 2005	(4,084)	(1,552)
Accumulated other comprehensive income	4,498	7,984

Total stockholders’ equity	172,412	165,277

Total liabilities and stockholders’ equity	$241,978	$219,891

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net income per share)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenues	$63,385	$61,385	$126,726	$121,339
Cost of goods sold	42,154	41,874	84,350	84,653

Gross profit	21,231	19,511	42,376	36,686

Operating expenses:
Research, development and engineering	4,083	5,071	8,239	9,623
Selling, general and administrative	9,905	8,151	19,162	17,527

Total operating expenses	13,988	13,222	27,401	27,150

Operating income	7,243	6,289	14,975	9,536
Interest income	477	160	802	394
Interest expense	(122)	(97)	(137)	(178)
Other income (expense), net	431	(77)	546	(433)

Income before income tax	8,029	6,275	16,186	9,319
Provision for income tax	(2,485)	(2,434)	(5,503)	(3,615)

Net income	$5,544	$3,841	$10,683	$5,704

Net income per share—basic	$0.17	$0.12	$0.32	$0.17

Weighted average shares used in per share calculation — basic	33,525	33,007	33,470	32,980

Net income per share—diluted	$0.16	$0.11	$0.30	$0.16

Weighted average shares used in per share calculation — diluted	35,758	34,484	35,871	34,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income	$5,544	$3,841	$10,683	$5,704

Other comprehensive income:
Foreign currency translation adjustments	(433)	1,253	(3,486)	850

Comprehensive income	$5,111	$5,094	$7,197	$6,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,683	$5,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,586	5,720
Provision for doubtful accounts	2,828	2,170
Movement in inventory reserves	928	6,497
Gain on foreign currency transactions	(915)	(272)
Deferred income taxes	(5)	—
Compensation expense for notes from shareholders	—	119
Interest forgiven on notes from shareholders	—	54
Gain on disposal of fixed assets	—	15
Changes in operating assets and liabilities:
Accounts receivable	(836)	(6,863)
Other receivable	(1,662)	—
Inventories	749	(9,579)
Prepaid expenses and other current assets	454	(828)
Other assets	683	(93)
Accounts payable	(90)	2,826
Accrued expenses and other liabilities	6,968	4,962
Pension liabilities	(472)	538

Net cash provided by operating activities	23,899	10,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	44	330
Purchase of plant and equipment	(15,822)	(3,599)

Net cash used in investing activities	(15,778)	(3,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,630)	(1,203)
Repayments of notes payable from bank	—	(100)
Proceeds from loans	12,061	—
Purchase of treasury stock	(2,531)	(536)
Proceeds from exercise of options	1,780	436
Proceeds from issuance of ESPP	369	298
Payments of notes from stockholders	306	240

Net cash provided by (used in) financing activities	10,355	(865)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(1,043)	(46)

Net increase in cash and cash equivalents	17,433	6,790
Cash and cash equivalents at beginning of period	58,144	42,058

Cash and cash equivalents at end of period	$75,577	$48,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2005 contained in the Company’s Annual Report on Form 10-K. Interim results are not indicative of operating results expected for later quarters or the full fiscal year.
     The preparation of the unaudited, condensed, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment and intangible assets, revenue recognition, legal contingencies, goodwill, income tax and defined benefit plans. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in the three and six month periods ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, IXYS’s net income and net income per share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income, as reported	$5,544	$3,841	$10,683	$5,704
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(4,390)	(436)	(4,610)	(907)

Pro forma net income	$1,154	$3,405	$6,073	$4,797

Basic net income per share:
As reported	$0.17	$0.12	$0.32	$0.17

Pro forma	$0.03	$0.10	$0.18	$0.15

Diluted net income per share:
As reported	$0.16	$0.11	$0.30	$0.16

Pro forma	$0.03	$0.10	$0.17	$0.14

     For purposes of computing pro forma net income, we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. For purposes of the pro forma disclosure for the three and six month periods ended September 30, 2005, we utilized an expected life of 4 years, an average risk free interest rate of 3.85%, expected volatility of 63% and no expected dividend rate.
     On August 10, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of all outstanding stock options with vesting remaining and with exercise prices greater than the closing price on that date, $9.85, causing such stock options to be fully vested. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.
3. Inventories
Inventories consist of the following (in thousands):

	September 30, 2005	March 31, 2005
	(unaudited)
Raw materials	$12,394	$13,386
Work in process	25,372	25,304
Finished goods	10,316	12,721

Total	$48,082	$51,411

4. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
BASIC:
Weighted average shares outstanding for the period	33,525	33,007	33,470	32,980
Net income available for common stockholders	$5,544	$3,841	$10,683	$5,704

Net income available for common stockholders per share	$0.17	$0.12	$0.32	$0.17

DILUTED:
Weighted average shares outstanding for the period	33,525	33,007	33,470	32,980
Net effective dilutive stock options based on treasury stock method using average market price	2,233	1,477	2,401	1,793

Shares used in computing per share amounts	35,758	34,484	35,871	34,773

Net income available for common stockholders	$5,544	$3,841	$10,683	$5,704

Net income per share available for common stockholders	$0.16	$0.11	$0.30	$0.16

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	1,034	1,857	931	1,103

5. Borrowing Arrangements
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years. We borrowed these funds to improve our liquidity in light of the funds spent to purchase our Clare and Micronix facilities.
     The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at September 30, 2005 was 2.863%.
     Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
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
     The net periodic pension expense includes the following components:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(unaudited)
Service cost	$212	$200	$432	$404
Interest cost on projected benefit obligation	413	418	842	845
Expected return on plan assets	(297)	(276)	(606)	(557)
Curtailment or settlement (gain)	—	—	(172)	—
Recognized actuarial loss	18	98	31	384

Net periodic pension expense	$346	$440	$527	$1,076

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States	$20,723	$17,885	$40,818	$34,709
Europe and the Middle East
Germany	7,348	7,925	14,291	14,725
Italy	1,169	1,769	2,989	3,647
United Kingdom	4,740	3,532	8,676	7,266
Other	7,166	8,005	15,782	16,153
Asia Pacific
Korea	8,212	8,591	17,319	18,325
China	6,436	4,612	11,555	9,506
Japan	1,646	1,849	3,341	3,748
Other	2,735	4,508	5,456	9,047
Rest of the World	3,210	2,709	6,499	4,213

Total	$63,385	$61,385	$126,726	$121,339

     The following table sets forth revenues for each of IXYS’s product groups for the three and six month periods ended September 30, 2005 and 2004: `

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Power Semiconductors	$48,182	$44,112	$96,010	$88,612
ICs	9,848	10,383	20,383	20,628
RF Power Semiconductors and Systems	5,355	6,890	10,333	12,099

Total	$63,385	$61,385	$126,726	$121,339

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
     Trial commenced in the U.S. District Court on September 6, 2005. On September 15, 2005, the jury specifically found that IXYS is not guilty of willful infringement.
     International Rectifier had accused IXYS of infringing its 4,959,699 (“699”), 5,008,725 (“725”) and 5,130,767 (“767”) patents. The claims of these patents fall into two groups. The jury ruled that one of the groups of claims was infringed by the doctrine of equivalents; however, the claims in this group are minor claims and are not expected to have a material financial impact on IXYS.
     As to the other group of claims, the jury found that IXYS did not infringe the ‘725 and ‘767 patents, but did infringe the ‘699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the ‘725 and ‘767 patents because they include an “annular source region,” which is inconsistent with the conclusion that the ‘699 patent is infringed. On October 6, 2005, the jury awarded International Rectifier $6.2 million as damages for the infringement.
     There can be no assurance of a favorable outcome in the International Rectifier suit. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above. IXYS intends to appeal the $6.2 million award.

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
     Clare answered the complaint denying any liability and counterclaiming for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, violation of the Massachusetts statute, promissory estoppel and negligent misrepresentation. Discovery in the litigation is largely complete. Motions for summary judgment from each party have been heard and denied. In October 2005, the parties attempted to mediate their dispute and were unable to reach a settlement. A trial date of January 30, 2006 has been set.
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
10. Provision for Income Tax.
     The reduction in the effective tax rate from 38.8% in fiscal 2005 to 34.0% in fiscal 2006 is primarily the result of an increase in research and development tax credits and the utilization of net operating loss carryforwards.
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
Overview
     We are a multi-market integrated semiconductor company specializing in the design, development, manufacture and marketing of high power, high performance power semiconductors. Our three principal product groups are: power semiconductors; integrated circuits; and RF power semiconductors and systems.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 41% of our revenues in the first six months of fiscal 2006 and 37% of our revenues in the first six months of fiscal 2005 were from distributors. We provide our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. We are able to track inventory at our distributors to assist in reserve calculations. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $110,900 in the six month period ended September 30, 2005 and approximately $63,000 in the six month period ended September 30, 2004.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first six months of fiscal 2006 and 2005, approximately $453,000 and $504,000 respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is consistent with our historical experience.
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
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2005:

Balance at March 31, 2005	$553
Additions	521
Deductions	(570)

Balance at June 30, 2005	$504

Additions	562
Deductions	(607)

Balance at September 30, 2005	$459

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

     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2004	$24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	$21,241

Balance at March 31, 2005	$21,241
Sale of excess inventory	(131)
Scrap of excess inventory	(179)
Additional accrual of excess inventory	578

Balance at June 30, 2005	$21,509

Sale of excess inventory	(905)
Scrap of excess inventory	(137)
Additional accrual of excess inventory	1,426

Balance at September 30, 2005	$21,893

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
     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At September 30, 2005, our lower of cost or market reserve was $199,000.
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
     In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment” , which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will evaluate the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 for our fiscal year beginning April 1, 2006.

Results of Operations — Three and six month periods ended September 30, 2005 and 2004
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	Sept. 30,			Sept. 30,
		%			%
		change			change
	2005	from	2004	2005	from	2004
Net revenues	$63,385	3.3%	$61,385	$126,726	4.4%	$121,339
Cost of goods sold	42,154	0.7%	41,874	84,350	-0.4%	84,653

Gross profit	21,231	8.8%	19,511	42,376	15.5%	36,686

Operating expenses:
Research, development and engineering	4,083	-19.5%	5,071	$8,239	-14.4%	9,623
Selling, general and administrative	9,905	21.5%	8,151	19,162	9.3%	17,527

Total operating expenses	13,988	5.8%	13,222	27,401	0.9%	27,150

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5%	68.2%	66.6%	69.8%

Gross profit	33.5%	31.8%	33.4%	30.2%

Operating expenses:
Research, development and engineering	6.4%	8.3%	6.5%	7.9%
Selling, general and administrative	15.7%	13.3%	15.1%	14.4%

Total operating expenses	22.1%	21.6%	21.6%	22.3%

Operating income	11.4%	10.2%	11.8%	7.9%
Other income (expense), net	1.2%	0.0%	1.0%	-0.2%

Income before income tax	12.6%	10.2%	12.8%	7.7%
Provision for income tax	3.9%	4.0%	4.4%	3.0%

Net income	8.7%	6.2%	8.4%	4.7%

     Net Revenues.
     The 3.3% increase in net revenues in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 reflects increased sales in power semiconductors, partially offset by a decline in RF power semiconductors and systems revenues and in IC revenues.
     For the quarter ended September 30, 2005, sales to customers in the United States represented approximately 32.7%, and sales to international customers represented approximately 67.3%, of our net revenues. Of our international sales, approximately 47.9% were derived from sales in Europe and the Middle East, approximately 44.6% were derived from sales in Asia and approximately 7.5% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2004, sales to customers in the United States represented approximately 29.1%, and sales to international customers represented approximately 70.9%, of our net revenues. Of our international sales, approximately 48.8% were derived from sales in Europe and the Middle East, approximately 45.0% were derived from sales in Asia and approximately 6.2% were derived from sales in the rest of the world. Revenues increased in the United States in the quarter ended September 30, 2005, as compared to the comparable period of the prior year, because of an increase in sales to the medical market.
     The 4.4% increase in net revenues in the six month period ended September 30, 2005 as compared to the six month period ended September 30, 2004 resulted primarily from increased sales in power semiconductors, partially offset by a reduction in revenues from RF power semiconductors and systems.
     For the six months ended September 30, 2005, sales to customers in the United States represented approximately 32.2%, and sales to international customers represented approximately 67.8%, of our net revenues. Of our international sales, approximately 48.6% were derived from sales in Europe and the Middle East, approximately 43.8% were derived from sales in Asia and approximately 7.6% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2004, sales to customers in the United States represented approximately 28.6%, and sales to international customers represented approximately 71.4%, of our net revenues. Of our international sales, approximately 48.2% were derived from sales in Europe and the Middle East, approximately 46.9% were derived from sales in Asia and approximately 4.9% were derived from sales in the rest of the world. Revenues increased in the United States in the six months ended September 30, 2005, as compared to the comparable period of the prior year, because of an increase in sales to the medical market.
     In each of the periods, our revenues were reduced by allowances for sales returns, stock rotations and ship and debits. For further information, see “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following tables set forth the revenues, average selling prices, or ASPs, and units for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
		% change in			% change in
		Revenues			Revenues
		from 2004 to			from 2004 to
	2005	2005	2004	2005	2005	2004
	(000)		(000)	(000)		(000)
Power Semiconductors	$48,182	9.2%	$44,112	$96,010	8.3%	$88,612
ICs	9,848	-5.2%	10,383	20,383	-1.2%	20,628
RF Power Semiconductors and Systems	5,355	-22.3%	6,890	10,333	-14.6%	12,099

Total	$63,385	3.3%	$61,385	$126,726	4.4%	$121,339

Average Selling Prices (ASPs)

	Three Months Ended September 30,			Six Months Ended September 30,
		% change in			% change in
		ASP from			ASP from
	2005	2004 to 2005	2004	2005	2004 to 2005	2004
Power Semiconductors	$2.37	4.9%	$2.26	$2.39	3.9%	$2.30
ICs	0.92	4.5%	0.88	0.92	3.4%	0.89
RF Power Semiconductors and Systems	14.87	-33.5%	22.37	13.08	-26.9%	17.90
Units

	Three Months Ended September 30,			Six Months Ended September 30,
		% change in			% change in
		units from			units from
	2005	2004 to 2005	2004	2005	2004 to 2005	2004
	(000)		(000)	(000)		(000)
Power Semiconductors	20,339	4.4%	19,485	40,234	4.2%	38,596
ICs	10,746	-8.5%	11,743	22,134	-4.2%	23,094
RF Power Semiconductors and Systems	360	16.9%	308	790	16.9%	676

Total	31,445	-0.3%	31,536	63,158	1.3%	62,366

          For the three and six month periods ended September 30, 2005 as compared to the comparable periods of the prior fiscal year, the increase in the ASPs of power semiconductors and integrated circuits and the decrease in the ASPs of RF power semiconductors and systems primarily occurred as a result of changes in the mix of products sold.
          By units, power semiconductor and RF power semiconductors and systems increased modestly in the three and six month periods ended September 30, 2005 as compared to the three and six month periods ended September 30, 2004. Unit sales of ICs declined in the three and six months ended September 30, 2005, as compared to the comparable periods of the prior fiscal year, primarily because our shipments to a customer of application specific ICs for the consumer display market declined substantially.
          Gross Profit.
     Gross profit margin increased to 33.5% in the three months ended September 30, 2005 from 31.8% in the three months ended September 30, 2004, principally because of the changes in the product mix, as sales to the medical market increased and sales to the consumer market decreased. The increase in gross profit expressed in dollars in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily the result of a shift towards products with higher gross margins, particularly in the medical market. Gross profit margin increased to 33.4% in the six months ended September 30, 2005 from 30.2% in the six months ended September 30, 2004, principally because of the changes in the product mix, as sales to the medical market increased and sales to the consumer market decreased. The increase in gross profit expressed in dollars in the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 is primarily the result of a shift towards products with higher gross margins, particularly in the medical market.
     In each of the periods, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written-down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Research, Development and Engineering.
     For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, research, development and engineering expenses decreased by $988,000. For the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, research, development and engineering expenses decreased by $1.4 million. For both the three and six month period comparisons, the decrease in research, development and engineering expenses was principally caused by a substantial decline in our research, development and engineering expenses related to gallium arsenide products, as well as a reduced headcount in the research and development staff. Research and development staff headcount fell from 52 at September 30, 2004 to 44 at September 30, 2005.
     Selling, General and Administrative.
     For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, selling, general and administrative expenses increased $1.8 million and increased from 13.3% to 15.6% as a percentage of net revenues. For the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, selling, general and administrative expenses increased $1.6 million and increased from 14.4% to 15.1% as a percentage of net revenues. For both the three and six month period comparisons, the increases in selling, general and administrative expenses were principally the result of increased litigation expenses and increased audit and consulting expenses. For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, litigation expenses increased by $1.0 million and, for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, litigation expenses increased by $567,000. For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, audit and consulting expenses increased by $692,000 and, for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004, audit and consulting expenses increased by $827,000.
     Other Income (Expense), Net.
     Other income, net in the quarter ended September 30, 2005 was $786,000, as compared to $14,000 of other expense, net in the quarter ended September 30, 2004. Other income, net in the six months ended September 30, 2005 was $1.2 million, as compared to other expense, net of $217,000 in the six months ended September 30, 2004. For the three and six months ended September 30, 2005, other income, net consisted principally of interest income. For the three and six months ended September 30, 2004, other expense, net consisted principally of losses associated with changes in foreign currency rates.
     Provision for Income Tax.
     In the quarter ended September 30, 2005, the provision for income tax reflected an effective tax rate of 31.0%, as compared to an effective tax rate of 38.8% in the quarter ended September 30, 2004. In the six months ended September 30, 2005, the provision for income tax reflected an effective tax rate of 34.0%, as compared to an effective tax rate of 38.8% in the six months ended September 30, 2004. The reduction in the effective tax rate for both the three and six month periods ended September 30, 2005 is primarily the result of an increase in research and development tax credits and the utilization of net operating loss carryforwards.
Liquidity and Capital Resources
     At September 30, 2005, cash and cash equivalents of $75.6 million were 30.0% greater than the $58.1 million at March 31, 2005. This was due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities.
     Net cash provided by operating activities in the six months ended September 30, 2005 was $23.9 million, as compared to $11.0 million in the six months ended September 30, 2004. Net accounts receivable declined $3.0 million, or 7.3%, from March 31, 2005 to September 30, 2005, primarily due to reduced receivables from the sale of our plasma display panel products. Our net inventories at September 30, 2005 decreased $3.3 million, or 6.5%, from March 31, 2005, primarily because of reduced purchases associated with lower revenues from our plasma display panel products. Accrued expenses and other current liabilities increased by $5.9 million, or 26.7%, from March 31, 2005 to September 30, 2005, primarily due to an increase in income tax liabilities.
     We used $15.8 million in net cash for investing activities during the six months ended September 30, 2005, as compared to $3.3 million during the six months ended September 30, 2004. During the six months ended September 30, 2005, we spent $15.9 million in capital expenditures, including $14.1 million for the purchase of the Clare and Micronix facilities.
     For the six months ended September 30, 2005, net cash provided by financing activities was $10.4 million as compared to $865,000 used in financing activities in the six months ended September 30, 2004.

     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years. The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at September 30, 2005 was 2.863%. Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.
     In the six months ended September 30, 2005, we also received $2.1 million in proceeds from the sale of stock through the exercise of options and the sale of shares in the employee stock purchase plan. During the six months ended September 30, 2005, we used $2.5 million to purchase our common stock.
     We currently do not have any general lines of credit. At September 30, 2005, our debt, consisting of capital lease obligations and loans payable, was $17.8 million, representing 23.6% of our cash and cash equivalents and 10.3% of our stockholders equity.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or one or more acquisitions. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.
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
   IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After a trial in September and October 2005, a jury in the U.S. District Court awarded damages to International Rectifier of $6.2 million. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, could issue. IXYS intends to appeal the jury’s award. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain.
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
     In the event of an adverse outcome in any intellectual property litigation, including the pending power MOSFET litigation with International Rectifier, we could be required to pay substantial damages, cease the development, manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse outcome in the International Rectifier power MOSFET litigation would, and in any other infringement action could, materially and adversely affect our financial condition, results of operations and cash flows.

     Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, is costly and may divert the efforts and attention of our management and technical personnel from our core business operations.
     In addition, we are being sued by LoJack Corporation regarding an agreement for the development of an application specific integrated circuit. In the event of any adverse outcome in this matter, we could be required to pay substantial damages. An adverse outcome in the LoJack litigation could materially and adversely affect our financial condition, results of operations and cash flows.
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
     During the fiscal 2005, our product sales by region were approximately 31.7% in the United States, approximately 33.7% in Europe and the Middle East, approximately 29.4% in Asia and approximately 5.2% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:
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

     These material weaknesses were not remediated at September 30, 2005. Existence of these or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management determined that, as of September 30, 2005, our disclosure controls and procedures were not effective. See “Item 4 of Part I. Controls and Procedures,” elsewhere in this Quarterly Report on Form 10-Q.
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
     If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations, including Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future.
     In improving our operational and financial systems, procedures and controls, we would expect to periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and could require, among other things, that data from the existing system be made compatible with the upgraded system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any delay in the implementation of, or disruption in the transition to, any new or enhanced systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows, and stock price could be negatively impacted.
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
     Approximately 15.8% of our net revenues in the six months ended September 30, 2005 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.
Nathan Zommer, Ph.D. owns a significant interest in our common stock.
     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owned, as of November 1, 2005, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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
     In addition, approximately 15.8% of our revenues in the six months ended September 30, 2005 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2005. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective. Material weaknesses in internal control over financial reporting that led to the conclusion are discussed below.
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
     These material weaknesses were not remedied at September 30, 2005.
Changes in Internal Control over Financial Reporting
     We plan to remedy the deficiencies in the number of accounting personnel by filling a number of positions, some of which are newly designated. We plan to hire an accountant trained in US GAAP at both our facilities in Europe and Santa Clara, California. We have transferred an accountant trained in US GAAP from our Santa Clara, California facility to our Fremont, California facility. We intend to employ a compliance manager at the corporate level who will be responsible for guiding the application of US GAAP and our SEC reporting. We appointed a corporate controller. During that quarter ended June 30, 2005, we employed a financial analyst as a replacement for the individual who resigned, and we intend to hire another financial analyst. We believe that the material weakness will be remediated when these positions are filled and the new personnel are properly trained in their duties. We will seek to fill these positions and complete training by March 31, 2006.
     Regarding the inventory material weakness, we have addressed the yield calculation error in Lampertheim, Germany by changing the procedure to calculate yield, and we have conducted thorough review of the standard costs in Lampertheim, Germany to verify that proper United States accounting practices are followed. In addition, an accountant hired during the quarter ended June 30, 2005 is based in our Fremont facility and will provide additional resources for the preparation of inventory costing and valuation. His work will allow time for more supervisory review by the division controller. We intend to enhance and republish a financial policy regarding inventory valuation for all of our operating entities. We expect that the implementation of the foregoing will remediate the inventory material weakness. It is our objective to complete these remediation activities by December 31, 2005.
     In June 2005, we concluded that a material weakness in our control over the use of spreadsheets existed at March 31, 2005. Our information technology steering committee has determined that a financial reporting tool is required. We are in the process of acquiring a financial reporting tool and engaging consultants to implement the tool. We expect to implement the tool by March 31, 2006 for periods after March 31, 2006. In addition, we are implementing controls around our spreadsheets. We expect that the implementation of these controls will remediate the material weakness. It is our objective to complete these remediation activities by March 31, 2006.
     In remediation of the material weakness in our consolidation process, we hired a new financial analyst, we appointed a corporate controller and we expect to hire a compliance manager for SEC reporting and GAAP accounting. When these personnel are hired, we will have the people necessary for appropriate review of the consolidation process. We also expect to review the design of our consolidation process controls for adequacy and implement any necessary changes. Our goal is to complete these remediation activities by March 31, 2006.
     We expect to address our material weakness in segregation of duties in our purchasing cycle through the redistribution of duties among existing accounting personnel and the assignment of some duties to non-accounting personnel. We expect that controls will be redesigned to reflect the redistribution of duties and the involvement of non-accounting personnel. Our objective is to finish the actions in remediation of this material weakness by December 31, 2005.
     Our Audit Committee is currently reviewing our need to establish an internal audit function. The Audit Committee intends to complete its review of internal audit requirements by March 31, 2006.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
July 1, 2005 -
July 31, 2005	—	(1)	—	1,000,000	(2)
August 1, 2005 -
August 31, 2005	252,000	9.99	252,000	748,000
September 1, 2005 -
September 30, 2005	—	(1)	—	748,000

Total	252,000	9.99	252,000

(1)	Not applicable

(2)	The current stock purchase program was announced on June 8, 2005 and will expire on June 3, 2006. The purchase of up to 1,000,000 shares of common stock was approved.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of the Stockholders of the Company following the fiscal year ended March 31, 2005 (the “Annual Meeting”) was held on September 6, 2005.
     At the Annual Meeting, the stockholders elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”) and ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending March 31, 2006 (the “Auditor Proposal”). The votes on the two proposals were as follows:
Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld
Donald Feucht	29,387,073	1,361,452
Samuel Kory	28,707,126	2,041,399
S. Joon Lee	28,498,652	2,249,873
Kenneth D. Wong	29,386,049	1,362,476
Nathan Zommer	29,377,948	1,370,577
Proposal 2: The Auditor Proposal

For	Against	Abstain
30,708,891	32,843	6,791
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
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.