Form 10-Q
period 2005-12-31
IXYS CORP /DE/
filed 2006-02-14
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF JANUARY 31, 2006 WAS 34,006,648.

IXYS CORPORATION
FORM 10-Q
December 31, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005	March 31, 2005 (1)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$76,403	$58,144
Restricted cash	770	155
Accounts receivable, net of allowances of $2,796 at December 31, 2005 and $2,629 at March 31, 2005	39,002	41,388
Inventories	51,746	51,411
Prepaid expenses and other current assets	4,333	4,134
Deferred income taxes	6,806	6,649

Total current assets	179,060	161,881
Property, plant and equipment, net	39,305	27,814
Other assets	6,049	5,907
Deferred income taxes	2,460	2,787
Goodwill	21,502	21,502

Total assets	$248,376	$219,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capitalized lease obligations	$2,199	$2,733
Loans payable to bank, current portion	862	—
Accounts payable	13,924	12,962
Accrued expenses and other current liabilities	28,107	22,123
Litigation reserve	51,500	—

Total current liabilities	96,592	37,818
Capitalized lease obligations, net of current portion	3,216	4,409
Loans payable to bank, net of current portion	10,819	157
Pension liabilities	10,860	12,230

Total liabilities	121,487	54,614

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 34,450,014 issued and 33,971,012 outstanding at December 31, 2005 and 33,586,196 issued and 33,359,194 outstanding at March 31, 2005	345	336
Additional paid-in capital	157,779	153,376
Deferred compensation	—	(4)
Notes receivable from stockholders	(58)	(355)
(Accumulated deficit) retained earnings	(30,914)	5,492
Less cost of treasury stock: 479,002 shares at December 31, 2005 and 227,002 shares at March 31, 2005	(4,083)	(1,552)
Accumulated other comprehensive income	3,820	7,984

Total stockholders’ equity	126,889	165,277

Total liabilities and stockholders’ equity	$248,376	$219,891

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net income per share)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenues	$60,336	$66,258	$187,062	$187,597
Cost of goods sold	41,399	46,203	125,749	130,857

Gross profit	18,937	20,055	61,313	56,740

Operating expenses:
Research, development and engineering	4,960	4,778	13,199	14,400
Selling, general and administrative	8,707	8,226	27,869	25,753
Litigation provision	51,500	—	51,500	—

Total operating expenses	65,167	13,004	92,568	40,153

Operating income (loss)	(46,230)	7,051	(31,255)	16,587
Interest income	873	334	1,675	691
Interest expense	(85)	(32)	(222)	(129)
Other income (expense), net	(47)	186	500	(293)

Income (loss) before income tax	(45,489)	7,539	(29,302)	16,856
Provision for income tax	(1,601)	(2,790)	(7,104)	(6,405)

Net income (loss)	$(47,090)	$4,749	$(36,406)	$10,451

Net income (loss) per share—basic	$(1.40)	$0.14	$(1.09)	$0.32

Weighted average shares used in per share calculation — basic	33,593	33,076	33,514	33,029

Net income (loss) per share—diluted	$(1.40)	$0.14	$(1.09)	$0.30

Weighted average shares used in per share calculation — diluted	33,593	35,012	33,514	34,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income (loss)	$(47,090)	$4,749	$(36,406)	$10,451

Other comprehensive income:
Foreign currency translation adjustments	(678)	2,307	(4,164)	3,157

Comprehensive income (loss)	$(47,768)	$7,056	$(40,570)	$13,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,406)	$10,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,207	8,236
Provision for receivables allowances	3,874	2,726
Movement in inventory reserves	2,876	2,968
Foreign currency translation on intercompany transactions	(283)	561
Deferred income taxes	(5)	24
Compensation expense for notes from stockholders	3	119
Interest forgiven on notes from stockholders	—	55
Loss on disposal of fixed assets	9	132
Changes in operating assets and liabilities:
Accounts receivable	(4,417)	(7,104)
Inventories	(5,358)	(7,063)
Prepaid expenses and other current assets	1,064	(14,586)
Other assets	1,235	317
Accounts payable	1,528	(1,626)
Accrued expenses and other liabilities	57,480	17,330
Pension liabilities	(413)	688

Net cash provided by operating activities	27,394	13,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(631)	680
Purchase of investments	(1,094)	—
Purchase of plant and equipment	(18,466)	(6,179)

Net cash used in investing activities	(20,191)	(5,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,203)	(1,763)
Repayments of notes payable from bank	—	(800)
Proceeds from loans	11,892	—
Purchase of treasury stock	(2,531)	(536)
Proceeds from exercises of options	3,717	1,010
Proceeds from issuance under employee stock purchase plan	682	615
Payments of notes from stockholders	309	610

Net cash provided by (used in) financing activities	12,866	(864)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(1,810)	1,754

Net increase in cash and cash equivalents	18,259	8,619
Cash and cash equivalents at beginning of period	58,144	42,058

Cash and cash equivalents at end of period	$76,403	$50,677

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
     Recent Accounting Pronouncements.
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first fiscal year that begins after June 15, 2005. The Company will adopt SFAS No. 123R for the fiscal year beginning April 1, 2006. SFAS No. 123R offers alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on the financial position or results of operations. The Company does not expect this accounting change to materially affect liquidity, as equity-based compensation is a non-cash expense. The effect of expensing stock options on the results of operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to the Condensed Consolidated Financial Statements.
     In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment”, which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will evaluate the requirements of SAB No. 107 in connection with the adoption of SFAS No. 123R.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, double freight, rehandling costs, and excessive spoilage. ARB 43 previously stated that such costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they are “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The provisions of this Statement should be applied prospectively. IXYS will adopt SFAS No. 151 for the fiscal year beginning April 1, 2006. The Company is currently considering but has not yet determined what impact the adoption of this standard will have on its financial position and results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the fiscal year beginning April 1, 2006.
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
     Had compensation cost for its stock plans been determined based on the fair value at the grant date in the three and nine month periods ended December 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, IXYS’s net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income (loss), as reported	$(47,090)	$4,749	$(36,406)	$10,451
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(400)	(455)	(5,226)	(1,362)

Pro forma net income (loss)	$(47,490)	$4,294	$(41,632)	$9,089

Basic net income (loss) per share:
As reported	$(1.40)	$0.14	$(1.09)	$0.32

Pro forma	$(1.41)	$0.13	$(1.24)	$0.28

Diluted net income (loss) per share:
As reported	$(1.40)	$0.14	$(1.09)	$0.30

Pro forma	$(1.41)	$0.12	$(1.24)	$0.26

     For purposes of computing pro forma net income (loss), we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. For purposes of the pro forma disclosure for the three and nine month periods ended December 31, 2005, we utilized an expected life of 4 years, an average risk free interest rate of 3.85%, expected volatility of 63% and no expected dividend rate.
     On August 10, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of all outstanding stock options with vesting remaining and with exercise prices greater than the closing price on that date, $9.85, causing such stock options to be fully vested. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.

3. Inventories
Inventories consist of the following (in thousands):

	December 31, 2005		March 31, 2005
		(unaudited)
Raw materials	$14,396		$13,386
Work in process	24,930		25,304
Finished goods	12,420		12,721

Total	$51,746		$51,411

4. Computation of Net Income (Loss) per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
BASIC:
Weighted average shares outstanding for the period	33,593	33,076	33,514	33,029
Net income (loss) available for common stockholders	$(47,090)	$4,749	$(36,406)	$10,451

Net income (loss) available for common stockholders per share	$(1.40)	$0.14	$(1.09)	$0.32

DILUTED:
Weighted average shares outstanding for the period	33,593	33,076	33,514	33,029
Net effect of dilutive stock options based on treasury stock method using average market price	—	1,936	—	1,847

Shares used in computing per share amounts	33,593	35,012	33,514	34,876

Net income (loss) available for common stockholders	$(47,090)	$4,749	$(36,406)	$10,451

Net income (loss) per share available for common stockholders	$(1.40)	$0.14	$(1.09)	$0.30

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	5,101	817	5,429	1,262

5. Borrowing Arrangements
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years. We borrowed these funds not for direct acquisition of the Clare and Micronix facilities, but to improve our liquidity in light of the funds spent to purchase these facilities.
     The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at December 31, 2005 was 3.242%.

     Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
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
     The net periodic pension expense includes the following components:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)
Service cost	$208	$206	$640	$610
Interest cost on projected benefit obligation	404	434	1,245	1,280
Expected return on plan assets	(291)	(284)	(897)	(841)
Curtailment or settlement (gain)	—	—	(172)	—
Recognized actuarial loss	129	49	369	433

Net periodic pension expense	$450	$405	$1,185	$1,482

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States	$19,208	$18,716	$60,026	$53,425
Europe and the Middle East
Germany	6,757	6,591	21,048	21,316
Italy	1,332	1,783	4,321	5,430
United Kingdom	3,882	4,645	12,558	11,911
Other	7,415	8,748	23,198	24,901
Asia Pacific
Korea	7,101	14,676	24,420	33,000
China	6,582	4,176	18,135	13,681
Japan	1,820	1,216	5,161	4,966
Other	3,300	3,854	8,756	12,901
Rest of the World	2,939	1,853	9,439	6,066

Total	$60,336	$66,258	$187,062	$187,597

     The following table sets forth revenues for each of IXYS’s product groups for the three and nine month periods ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Power Semiconductors	$45,649	$50,221	$141,661	$138,833
ICs	10,163	9,557	30,546	30,185
RF Power Semiconductors and Systems	4,524	6,480	14,855	18,579

Total	$60,336	$66,258	$187,062	$187,597

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
     Trial commenced in the U.S. District Court on September 6, 2005. On September 15, 2005, the jury specifically found that IXYS was not guilty of willful infringement.
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
     There can be no assurance of a favorable outcome in the International Rectifier suit. In the event of an adverse outcome, damages or injunctions awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above. IXYS intends to appeal the $6.2 million award. It is expected that a permanent injunction against infringement of these patents will be stayed until resolution of the appeal.
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
     Clare answered the complaint denying any liability and counterclaiming for breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, violation of the Massachusetts statute, promissory estoppel and negligent misrepresentation. The trial commenced on January 30, 2006. On February 8, 2006, the jury awarded LoJack $36.7 million in damages.
     Under Massachusetts law, a jury’s award is increased for pre-judgment interest at the rate of 12% per annum simple interest, based upon the timing of the breach and of the incurrence of damages. The determination of the amount of pre-judgment interest will be made by the judge before any entry of judgment. The judge is also expected to make a determination of the amount of attorneys’ fees to be paid to LoJack as the prevailing party in the matter, which amount will be included in any judgment. The judgment has not yet been entered. Post-judgment interest accrues at a variable rate tied to U.S. Treasury securities.
     Clare intends to seek post-judgment relief from the trial court and, if necessary, to file an appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows. IXYS recorded a $51.5 million litigation provision in the three month period ended December 31, 2005, which amount includes estimates of interest and attorneys’ fees in addition to the jury’s award. While the ultimate amount payable in the LoJack litigation may be less than the litigation provision of $51.5 million, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

     Other Commitments and Contingencies
     The Company does not provide any product or similar guarantees or warranties. However, the Company does provide in the normal course of business indemnification to its officers, directors and selected parties.
10. Provision for Income Tax.
     The change in the effective tax rate for both the three and nine month periods ended December 31, 2005 was primarily caused by the $51.5 million litigation provision for the potential loss in the LoJack litigation for which we have recognized no tax benefit, together with an increase in research and development tax credits, the utilization of net operating loss carryforwards, which were previously reserved, and extraterritorial income deductions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Item 2 and in “Risk Factors” in Part II of this Form 10-Q. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Risk Factors” in Part II of this Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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
     Over the past few quarters, our revenues from the sales of semiconductors for the consumer products market have declined. Geographically, over the same period, our revenues in Europe declined slightly and, because of a decline in sales to the consumer products market, our revenues in Asia declined substantially in the first quarter and then stabilized. Gross profit margins increased earlier in the fiscal year as the mix of products shifted to higher margin product lines, but declined in the most recent quarter as a consequence of the reduction in revenues and the impact of holiday shutdowns. Selling, general and administrative expenses have increased this fiscal year, in large part due to increasing costs of compliance. In the most recent quarter, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis. With the shortening of order lead times, our visibility as to future revenues and product mix has declined substantially.
     As a result of our $51.5 million litigation provision relating to the LoJack litigation, we have adjusted the preliminary consolidated financial information for the quarter ended December 31, 2005, announced on January 30, 2006. The primary effect of the adjustments is to cause a net loss for the quarter of $47.1 million ($1.40 per share).

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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 42% of our revenues in the first nine months of fiscal 2006 and 36% of our revenues in the first nine months of fiscal 2005 were from distributors. We provide our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. We are able to track inventory at our distributors to assist in reserve calculations. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $249,000 in the nine month period ended December 31, 2005 and approximately $63,000 in the nine month period ended December 31, 2004.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first nine months of fiscal 2006 and 2005, approximately $559,000 and $618,000 respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is consistent with our historical experience.
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
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period that reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2005:

Balance at March 31, 2005	$553
Additions	521
Deductions	(570)

Balance at June 30, 2005	504
Additions	562
Deductions	(607)

Balance at September 30, 2005	459
Additions	671
Deductions	(669)

Balance at December 31, 2005	$461

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

     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2004	$24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	$21,241

Balance at March 31, 2005	$21,241
Sale of excess inventory	(131)
Scrap of excess inventory	(179)
Additional accrual of excess inventory	578

Balance at June 30, 2005	21,509
Sale of excess inventory	(905)
Scrap of excess inventory	(137)
Additional accrual of excess inventory	1,426

Balance at September 30, 2005	21,893
Sale of excess inventory	(121)
Scrap of excess inventory	(2,668)
Additional accrual of excess inventory	1,207

Balance at December 31, 2005	$20,311

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
     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At December 31, 2005, our lower of cost or market reserve was $213,000.
     Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically consider any inventory that is no longer usable and write it off.
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
     In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment”, which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will evaluate the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R.
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
Results of Operations — Three and nine month periods ended December 31, 2005 and 2004
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	Dec. 31,			Dec. 31,
		%			%
		change			change
		from			from
		2004 to			2004 to
	2005	2005	2004	2005	2005	2004
Net revenues	$60,336	-8.9%	$66,258	$187,062	-0.3%	$187,597
Cost of goods sold	41,399	-10.4%	46,203	125,749	-3.9%	130,857

Gross profit	18,937	-5.6%	20,055	61,313	8.1%	56,740

Operating expenses:
Research, development and engineering	4,960	3.8%	4,778	$13,199	-8.3%	14,400
Selling, general and administrative	8,707	5.8%	8,226	27,869	8.2%	25,753
Litigation provision	51,500	—	—	51,500	—	—

Total operating expenses	65,167	401.1%	13,004	92,568	130.5%	40,153

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6%	69.7%	67.2%	69.8%

Gross profit	31.4%	30.3%	32.8%	30.2%

Operating expenses:
Research, development and engineering	8.2%	7.2%	7.1%	7.7%
Selling, general and administrative	14.4%	12.4%	14.9%	13.7%
Litigation provision	85.4%	0.0%	27.5%	0.0%

Total operating expenses	108.0%	19.6%	49.5%	21.4%

Operating income (loss)	-76.7%	10.7%	-16.7%	8.8%
Other income, net	1.3%	0.7%	1.1%	0.2%

Income (loss) before income tax	-75.4%	11.4%	-15.6%	9.0%
Provision for income tax	-2.7%	-4.2%	-3.8%	-3.4%

Net income (loss)	-78.1%	7.2%	-19.4%	5.6%

     Net Revenues.
     The 8.9% decrease in net revenues in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 reflects decreased sales of power semiconductors and RF power semiconductors. Power semiconductor revenues fell because of reduced sales to the consumer products market. Revenues in RF power semiconductors and systems fell as a result of competitive pricing pressures that led to reduced revenues from the sale of RF power semiconductors.
     For the quarter ended December 31, 2005, sales to customers in the United States represented approximately 31.8%, and sales to international customers represented approximately 68.2%, of our net revenues. Of our international sales, approximately 47.1% were derived from sales in Europe and the Middle East, approximately 45.7% were derived from sales in Asia and approximately 7.2% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2004, sales to customers in the United States represented approximately 28.2%, and sales to international customers represented approximately 71.8%, of our net revenues. Of our international sales, approximately 45.8% were derived from sales in Europe and the Middle East, approximately 50.3% were derived from sales in Asia and approximately 3.9% were derived from sales in the rest of the world. Revenues from sales to customers in the United States increased in the quarter ended December 31, 2005, as compared to the comparable period of the prior year, because of an increase in sales to the medical market. Revenues decreased in Asia in the quarter ended December 31, 2005, as compared to the comparable period of the prior year, because of reduced sales to the consumer products market.
     The 0.3% decrease in net revenues in the nine month period ended December 31, 2005 as compared to the nine month period ended December 31, 2004 resulted primarily from decreased sales in RF power semiconductors and systems. Revenues in RF power semiconductors and systems fell as a result of competitive pricing pressures that led to reduced revenues from the sale of RF power semiconductors.
     For the nine months ended December 31, 2005, sales to customers in the United States represented approximately 32.1%, and sales to international customers represented approximately 67.9%, of our net revenues. Of our international sales, approximately 48.1% were derived from sales in Europe and the Middle East, approximately 44.5% were derived from sales in Asia and approximately 7.4% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2004, sales to customers in the United States represented approximately 28.5%, and sales to international customers represented approximately 71.5%, of our net revenues. Of our international sales, approximately 47.4% were derived from sales in Europe and the Middle East, approximately 48.1% were derived from sales in Asia and approximately 4.5% were derived from sales in the rest of the world. The changes in revenues in the United States and Asia in the nine months ended December 31, 2005, as compared to the same period of the prior year, were also due to an increase in sales to the medical market and a decrease in sales to the consumer product market, respectively.

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
     The following tables set forth the revenues, average selling prices, or ASPs, and units for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		Revenues			Revenues
		from 2004 to			from 2004 to
	2005	2005	2004	2005	2005	2004
	(000)		(000)	(000)		(000)
Power Semiconductors	$45,649	-9.1%	$50,221	$141,661	2.0%	$138,833
ICs	10,163	6.3%	9,557	30,546	1.2%	30,185
RF Power Semiconductors and Systems	4,524	-30.2%	6,480	14,855	-20.0%	18,579

Total	$60,336	-8.9%	$66,258	$187,062	-0.3%	$187,597

Average Selling Prices (ASPs)

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		ASP from			ASP from
		2004 to			2004 to
	2005	2005	2004	2005	2005	2004
Power Semiconductors	$2.26	3.7%	$2.18	$2.34	4.0%	$2.25
ICs	0.93	9.4%	0.85	0.92	4.5%	0.88
RF Power Semiconductors and Systems	16.27	-23.7%	21.32	13.91	-26.7%	18.98
Units

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		units from			units from
	2005	2004 to 2005	2004	2005	2004 to 2005	2004
	(000)		(000)	(000)		(000)
Power Semiconductors	20,238	-12.3%	23,083	60,473	-2.0%	61,680
ICs	10,890	-3.7%	11,310	33,023	-4.0%	34,403
RF Power Semiconductors and Systems	278	-8.6%	304	1,068	9.1%	979

Total	31,406	-9.5%	34,697	94,564	-2.6%	97,062

     For the three and nine month periods ended December 31, 2005 as compared to the comparable periods of the prior fiscal year, the changes in the ASPs for each product group primarily occurred as a result of changes in the mix of products sold.
     By units, all three product groups decreased in the three month period ended December 31, 2005 as compared to the three month period ended December 31, 2004. Units of power semiconductors, which had the most substantial decrease, principally fell because of reduced shipments of semiconductors for consumer products. Unit sales of ICs declined in the three month comparison, primarily because our shipments for the telecom market declined.
     For the nine month period ended December 31, 2005 as compared to the nine month period ended December 31, 2004, units of power semiconductors and ICs declined while units of RF power semiconductors and systems increased slightly. Power semiconductors and ICs declined because of reduced sales to the consumer products market and the telecom market, respectively.

     Gross Profit.
     Gross profit margin increased to 31.4% in the three months ended December 31, 2005 from 30.3% in the three months ended December 31, 2004, principally because of changes in the product mix, as sales to the medical market increased and sales to the consumer products market decreased. The decrease in gross profit expressed in dollars in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 is primarily the result of reduced revenues. Gross profit margin increased to 32.8% in the nine months ended December 31, 2005 from 30.2% in the nine months ended December 31, 2004, principally because of the changes in the product mix, as sales to the medical market increased and sales to the consumer products market decreased. The increase in gross profit expressed in dollars in the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 is primarily the result of a shift towards products with higher gross margins, particularly in the medical market.
     In each of the periods, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written-down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Research, Development and Engineering.
     For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, research, development and engineering expenses increased by $182,000. For the three month period comparison, the increase in research, development and engineering expenses was caused by increased investment in the development of new products. For the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004, research, development and engineering expenses decreased by $1.2 million. For the nine month period comparison, the decrease in research, development and engineering expenses was principally caused by a substantial decline in our research, development and engineering expenses related to gallium arsenide products.
     Selling, General and Administrative.
     For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, selling, general and administrative expenses increased $481,000 and increased from 12.4% to 14.5% as a percentage of net revenues. For the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004, selling, general and administrative expenses increased $2.1 million and increased from 13.7% to 14.9% as a percentage of net revenues. For both the three and nine month period comparisons, the increases in selling, general and administrative expenses were principally the result of increased litigation expenses and increased professional and consulting expenses. For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, litigation expenses increased by $261,000 and, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004, litigation expenses increased by $932,000. For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, professional and consulting expenses increased by $81,000 and, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004, professional and consulting expenses increased by $1.2 million.
     Litigation Provision.
     For the three and nine months ended December 31, 2005, a litigation provision of $51.5 million, reflecting an estimate of the potential loss in the LoJack litigation, was expensed.
     Other Income, Net.
     Other income, net in the quarter ended December 31, 2005 was $741,000, as compared to $488,000 of other income, net in the quarter ended December 31, 2004. Other income, net in the nine months ended December 31, 2005 was $2.0 million, as compared to other income, net of $269,000 in the nine months ended December 31, 2004. For the three and nine month periods of each fiscal year, other income, net consisted principally of interest income. Other income, net increased in fiscal 2006 as compared to fiscal 2005 because of higher interest rates and an increase in our average cash balances.
     Provision for Income Tax.
     In the quarter ended December 31, 2005, the provision for income tax reflected an effective tax rate of (3.5%), as compared to an effective tax rate of 37.0% in the provision for income tax in the quarter ended December 31, 2004. In the nine months ended December 31, 2005, the provision for income tax reflected an effective tax rate of (24.2%), as compared to an effective tax rate of 38.0% in the provision for income tax in the nine months ended December 31, 2004. The change in the effective tax rate for both the three and nine month periods ended December 31, 2005 was primarily caused by the $51.5 million litigation provision for the potential loss in the LoJack litigation, for which we have recognized no tax benefit, together with an increase in research and development tax credits, the utilization of net operating loss carryforwards, which were previously reserved, and extraterritorial income deductions.

Liquidity and Capital Resources
     At December 31, 2005, cash and cash equivalents of $76.4 million were 31.4% greater than the $58.1 million at March 31, 2005. This was due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities.
     Net cash provided by operating activities in the nine months ended December 31, 2005 was $27.4 million, as compared to $13.2 million in the nine months ended December 31, 2004. Net accounts receivable declined $2.4 million, or 5.8%, from March 31, 2005 to December 31, 2005, primarily due to reduced receivables from the sale of our plasma display panel products. Our net inventories at December 31, 2005 increased $335,000, or 0.7%, from March 31, 2005. Accrued expenses and other current liabilities increased by $6.0 million, or 27.1%, from March 31, 2005 to December 31, 2005, primarily due to an increase in income tax liabilities. In addition, a charge of $51.5 million was recognized for the potential loss in the LoJack litigation.
     We used $20.2 million in net cash for investing activities during the nine months ended December 31, 2005, as compared to $5.5 million during the nine months ended December 31, 2004. During the nine months ended December 31 2005, we spent $18.5 million in capital expenditures, including $14.2 million for the purchase of the Clare and Micronix facilities.
     For the nine months ended December 31, 2005, net cash provided by financing activities was $12.9 million as compared to $864,000 used in financing activities in the nine months ended December 31, 2004.
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed Euro 10.0 million, or about $12.2 million, from IKB Deutsche Industriebank for a term of 15 years. The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at December 31, 2005 was 3.242%. Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, will be required. Thereafter, the amount of the payment will be recomputed.
     In the nine months ended December 31, 2005, we also received $4.4 million in proceeds from the sale of stock through the exercise of options and the sale of shares in the employee stock purchase plan. During the nine months ended December 31, 2005, we used $2.5 million to repurchase our common stock.
     We currently do not have any general lines of credit. At December 31, 2005, our debt, consisting of capital lease obligations and loans payable, was $17.1 million, representing 22.4% of our cash and cash equivalents and 11.5% of our stockholders equity.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the $6.2 million awarded to International Rectifier and the potential loss of $51.5 million in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2005. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective. Material weaknesses in internal control over financial reporting that led to the conclusion are discussed below.
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
     These material weaknesses were not remedied at December 31, 2005.

Changes in Internal Control over Financial Reporting
     Our plan has been to remediate the deficiencies in the number of accounting personnel by filling a number of positions, some newly designated. After December 31, 2005, we employed an accountant trained in US GAAP at our facilities in Europe and in Santa Clara, California. After December 31, 2005, we hired a compliance manager at the corporate level who will be responsible for guiding the application of US GAAP and our SEC reporting. He is scheduled to commence work during February 2006. Prior to the December 2005 quarter, we appointed a corporate controller and employed a financial analyst as a replacement for the individual who resigned. We believe that the material weakness will be remediated when the new personnel are properly trained in their duties. We will seek to complete training by March 31, 2006.
     Regarding the inventory material weakness, we have addressed the yield calculation error in Lampertheim, Germany by changing the procedure to calculate yield, and we have conducted a thorough review of the standard costs in Lampertheim, Germany to verify that proper United States accounting practices are followed. In addition, an accountant hired during the quarter ended June 30, 2005 is based in our Fremont facility and will provide additional resources for the preparation of inventory costing and valuation. After December 31, 2005, we also hired an inventory specialist to work exclusively at our Fremont, California facility. We have enhanced and republished a financial policy regarding inventory valuation for all of our operating entities. We expect that the implementation of the foregoing will remediate the inventory material weakness and are currently testing to determine whether the remediation and the controls now in place are effective.
     In June 2005, we concluded that a material weakness in our control over the use of spreadsheets existed at March 31, 2005. Our information technology steering committee has determined that a financial reporting tool is required. We have acquired the financial reporting tool and engaged consultants to implement the tool. We expect to implement the tool for periods after March 31, 2006. In addition, we have implemented controls around our spreadsheets. We expect that the implementation of these controls will remediate the material weakness and are currently testing to determine whether the remediation and the controls now in place are effective.
     In remediation of the material weakness in our consolidation process, we appointed a corporate controller and hired a new financial analyst and, since December 31, 2005, a consolidations manager and a compliance manager for SEC reporting and GAAP accounting. When these personnel are employed, we will have the people necessary for appropriate review of the consolidation process. We have reviewed the design of our consolidation process controls for adequacy and implemented appropriate procedures for review and documentation of review. We believe that we have instituted the appropriate remediation steps and are currently testing to determine whether the remediation and the controls now in place are effective.
     We addressed our material weakness in segregation of duties in our purchasing cycle through the redistribution of duties among existing accounting personnel and the assignment of some duties to non-accounting personnel. We redesigned the controls to reflect the redistribution of duties and the involvement of non-accounting personnel. We believe that we have instituted the appropriate remediation steps and are currently testing to determine whether the remediation and the controls now in place are effective.
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
ITEM 1A. RISK FACTORS
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
  IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we have been sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After a trial in September and October 2005, a jury in the U.S. District Court awarded damages to International Rectifier of $6.2 million. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, is expected to issue, although its enforcement may be stayed pending appeal. IXYS intends to appeal the jury’s award and any injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain.
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
     In addition, our subsidiary, Clare, Inc. was sued in Massachusetts state court over a dispute between it and LoJack Corporation relating to a contract for the design, development and purchase of application specific integrated circuits and assemblies. On February 8, 2006, the jury awarded LoJack $36.7 million in damages.
     Under Massachusetts law, a jury’s award is increased for pre-judgment interest at the rate of 12% per annum simple interest, based upon the timing of the breach and of the incurrence of damages. The determination of the amount of pre-judgment interest will be made by the judge before any entry of judgment. The judge is also expected to make a determination of the amount of attorneys’ fees to be paid to LoJack as the prevailing party in the matter, which amount will be included in any judgment. The judgment has not yet been entered. Post-judgment interest accrues at a variable rate tied to U.S. Treasury securities.

     Clare intends to seek post-judgment relief from the trial court and, if necessary, to file an appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     We cannot predict the outcome of the litigation. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. We recorded a $51.5 million litigation provision in the three month period ended December 31, 2005, which amount includes estimates of interest and attorneys’ fees in addition to the jury’s award. While the ultimate amount payable in the LoJack litigation may be less than the litigation provision of $51.5 million, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     During the nine months ended December 31, 2005, our product sales by region were approximately 32.1% in the United States, approximately 32.7% in Europe and the Middle East, approximately 30.2% in Asia and approximately 5.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:
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
     We have not concluded that these material weaknesses were remediated at December 31, 2005. Existence of these or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management determined that, as of December 31, 2005, our disclosure controls and procedures were not effective. See “Item 4 of Part I. Controls and Procedures,” elsewhere in this Quarterly Report on Form 10-Q.
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
     Of our revenues for the nine months ended December 31, 2005, 39% came from wafers manufactured for us by external foundries, respectively. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’s facility in Kiheung, South Korea is our principal external foundry.
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
     Approximately 15.0% of our net revenues in the nine months ended December 31, 2005 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.
Nathan Zommer, Ph.D. owns a significant interest in our common stock.
     Nathan Zommer, Ph.D., our president and chief executive officer, beneficially owned, as of January 31, 2006, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, possible changes in control of IXYS, which may reduce the market price of our common stock.

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
     In addition, approximately 15.0% of our revenues in the nine months ended December 31, 2005 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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
Date: February 14, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Stock Award Agreement of Donald Feucht.

10.2	Stock Award Agreement of Samuel Kory.

10.3	Stock Award Agreement of S. Joon Lee.

10.4	Stock Award Agreement of Kenneth Wong.

10.5	Form of Stock Award Agreement.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.