Form 10-K
period 2006-03-31
IXYS CORP /DE/
filed 2006-06-22
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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
Common stock, par value $.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No     ☑
      Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq National Market on September 30, 2005 was approximately $283,945,020. For purpose of this calculation, shares held by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the Registrant’s Common Stock outstanding as of May 16, 2006 was 34,156,143.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement relating to its annual meeting of stockholders to follow its fiscal year ended March 31, 2006, to be filed subsequently — Part III.

IXYS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders, and other factors discussed below and under the caption “Risk Factors” in Item 1A. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.
PART I

Item 1.	Business
      We are a multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors, advanced mixed signal integrated circuits, or ICs, application specific integrated circuits, or ASICs, and radio frequency, or RF, power transistors and systems. Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.
      Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2006, or fiscal 2006, power semiconductors constituted approximately 76.0% of our revenues, which included 36.4% from power MOS transistors and 39.6% from bipolar products.
      We design and sell ICs that have applications in telecommunications, display products, and power management. In fiscal 2006, ICs constituted approximately 16.5% of our revenues.
      We also design and sell RF power devices that switch electricity at the high rates required by circuitry that generates radio frequencies.
      IXYS’s power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for applications such as communications infrastructure, including wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications such as industrial transportation, robotics, automation, and process control equipment;

•	plasma display panels;

•	medical electronics for sophisticated applications, such as defibrillators and MRI and CT equipment; and

•	renewable energy sources like wind turbines and solar systems.
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
      We design our products primarily for industrial and business applications, rather than for use in personal computers or mobile phones. In fiscal 2006, we sold our products to over 2,000 customers worldwide. Our major customers include ABB, Astec, Delta Electronics, Eupec, General Electric, Guidant, Huawei, LG, Medtronics, Samsung, Siemens and Still. In many cases, our customers incorporate our products into systems sold to their own customers, which include Ericsson, General Electric, Hewlett-Packard, IBM, Motorola and Sun Microsystems.
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
      Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert or “rectify” alternating current, or AC, power delivered by electrical utilities to the direct current, or DC, power that is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power through the use of substantially smaller electronic components; or

•	rectify high frequency AC power from switch mode power supplies to meet the specific DC voltage and frequency required by an application.
      The more sophisticated the end product, the greater the need for specially formatted, finely regulated power, and the greater the need for a high performance power semiconductor.
      Power semiconductors improve system efficiency and reliability by processing and converting electrical energy into more usable, higher quality power. Specifically, our power semiconductors are used primarily in controlling energy in power conversion systems, including switch-mode power supplies and uninterruptible power supplies, and in motor drive controls. Switch-mode power supplies efficiently convert power to meet the specific voltage requirements of an application, such as communications equipment. Uninterruptible power supplies provide a short-term backup of electricity in the event of power failure. Motor drive controls regulate the voltage, current and frequency of power to a motor.

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
IXYS’s Strategy
      We focus on meeting the needs of the high power, high performance segment of the power semiconductor market, serving it with our advanced power and IC technologies. We have diversified our business to introduce products into new markets, while stabilizing the business and providing sustained growth. We intend to continue building a leading position within our targeted segments of these markets by pursuing the following strategies:
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
      Pursue selective acquisition and investment strategy. We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments, with the goal of integrating acquisitions into our business. For example, through the acquisition of Clare, Inc., we expanded our product offerings into the semiconductor segment of the market that replaces electromagnetic relays, or EMRs, with solid-state relays, or SSRs. The semiconductor products acquired with Clare are capable of integrating a number of functions previously provided by discrete components into one package and include product applications such as modem interfaces to the Internet, cable set top boxes, and voice over Internet protocol, or VOIP, applications, as well as mixed signal application specific ICs, or ASICs, for the medical, flat display and military markets. Through another acquisition, we substantially increased our RF power products, by acquiring a product line of gallium arsenide devices that are useful in the amplification or reception of RF in wireless, medical, defense and space applications.
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
Power Semiconductors
      Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2006, power semiconductors constituted approximately 76.0% of our revenues, which included about 36.4% from power MOS transistors and about 39.6% from bipolar products. In fiscal year 2005, power semiconductors constituted approximately 76.0% of our revenues, which included about 39.9% from power MOS transistors and about 36.1% from bipolar products. In fiscal 2004, power semiconductors constituted approximately 74.3% of our revenues, which included about 31.4% from power MOS transistors and about 42.9% from bipolar products.

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

IGBTs.
      IGBTs, or insulated gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage-controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them a more cost-effective device for high energy applications than power MOSFETs.
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
Integrated Circuits
      Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries, mixed signal application specific ICs designed for specific customers as well as standard products, and power management and control. ICs accounted for 16.5% of our revenues in fiscal 2006, 15.9% of our revenues in fiscal 2005, and 17.6% in fiscal 2004.

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

Application Specific Integrated Circuits.
      We design high voltage, analog and mixed signal ASICs for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application specific standard products. In this regard, we have developed a line of source and gate drivers for E ink and liquid crystal displays.

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
Other Products
      We manufacture our proprietary direct copper bond, or DCB, substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost effectively provides excellent thermal transfer while maintaining high electrical isolation. Additionally, we manufacture and sell laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices.
Products and Applications
      Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives, medical electronics and plasma display panels. Our ICs are used mainly to interface with telecommunication lines, to control power semiconductors and to drive medical equipment and displays. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some products used within the categories and some of the applications served within the categories.

Category	IXYS Products	End User Applications

Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Rectifier	RF generators
IC Driver
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC Driver

Category	IXYS Products	End User Applications

Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
	GaAs FET	Hearing aids
Telecommunications	SSR	Point-of-sale terminals
	LCAS	Modems
	GaAs FET	Set top boxes
	DAA	Wireless base stations
Central office
Display	MOSFET	Plasma display panels
	IC driver	E-books
      We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.
Sales and Marketing
      We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2006, we employed 56 people in sales, marketing, customer support and service and used 22 sales representative organizations and seven distributors in North and South America and 48 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 44% of net revenues in fiscal 2006, 36% of net revenues in fiscal 2005, and 37% of net revenues in fiscal 2004.
      In fiscal year 2006, United States sales represented approximately 31.5%, and international sales represented approximately 68.5%, of our net revenues. Of our international sales in fiscal year 2006, approximately 48.5% were derived from sales in Europe and the Middle East, approximately 44.2% were derived from sales in Asia and approximately 7.3% were derived from sales in Canada and the rest of the world. No one customer accounted for more than 10% of net revenues in fiscal 2006. For financial information about geographic areas for each of our last three fiscal years, see our Audited Consolidated Financial Statements, Note 13, Segment and Geographic Information provided elsewhere in this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see “Risk Factors-Our international operations expose us to material risks,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.
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
Research and Development
      We believe that we successfully compete in our markets because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power MOSFETs, IGBTs, SSRs, E ink and cholesteric driver ICs and direct-bonded substrates. While the time from initiation of design to volume production of new semiconduc-

tors often takes 18 months or longer, our power semiconductors typically have a product lifetime of years. Our research and development expenses were approximately $17.5 million in fiscal 2006, $18.6 million in fiscal 2005, and $15.8 million in fiscal 2004. As of March 31, 2006, we employed 101 people in engineering and research and development activities.
      We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing RF power MOSFETs and GaAs FETs;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing high efficiency solar cells;

•	developing higher power IGBT modules;

•	developing power solid state relays;

•	extending and developing product family of power management ICs based on our HVIC technology;

•	developing low voltage Trench MOSFETs for automotive and portable markets;

•	developing next generation IGBTs for white goods and consumer markets; and

•	developing module products for automotive markets.
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
Patents and Other Intellectual Property Rights
      As of March 31, 2006, we held 143 issued patents, of which 106 were issued in the U.S. and 37 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.
      While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations, are of greater competitive significance.
      We are currently engaged in patent litigation. See “Item 3. Legal Proceedings.”
Manufacturing and Facilities
      The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and by utilizing external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.
      We own an approximately 170,000 square-foot facility in Lampertheim, Germany at which we fabricate all of our bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs, where we fabricate our SSR, DAA and LCAS products. We also lease an approximately 30,000 square foot facility in Fremont, California, where we manufacture our gallium arsenide RF power semiconductors, and an approximately 100,000 square foot facility in Chippenham, England. We believe that our internal fabrication capabilities enable us to lower our manufacturing cost with respect to certain products, bring products to the market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process innovations.
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
      Measured in dollars, we relied on external foundries for approximately 39% of our wafer fabrication requirements in fiscal year 2006, and our utilization of external foundries is expected to grow. We have arrangements with a number of external wafer foundries, three of which provide the wafers for power semiconductors that we purchase from external foundries. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery. Other than these firm commitments, we do not have any obligations to order any minimum quantities. In addition, we periodically jointly purchase equipment for manufacturing.
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
      For a discussion of risks attendant to our acquisition of wafers prior to fabrication, see “Risk Factors -We depend upon a limited number of suppliers for our wafers,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of environmental risks attendant to our business, see “Risk Factors-We may be affected by environmental laws and regulations,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.

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
      Most of our wafers are sent to independent subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 63% of our products are assembled at external assembly facilities, and the rest are assembled in our Lampertheim, Chippenham and Fremont facilities.

Test.
      Generally, each die on our wafers is electrically tested for performance after wafer fabrication. Following assembly, our products undergo testing and final inspection, either internally or externally, prior to shipment to customers.
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
      We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics.
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

      At March 31, 2006, our backlog of orders was approximately $81.3 million, as compared with $78.9 million at March 31, 2005. Backlog represents firm orders expected to be shipped within the 12 months following March 31, 2006.
Employees
      At March 31, 2006, we employed 965 employees, of whom 101 were primarily engaged in engineering and research and development activities, 56 in marketing, sales and customer support, 747 in manufacturing and 61 in administration and finance. Of these employees, 125 hold engineering or science degrees, including 20 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.
Other
      Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations. In recent periods, we have been increasing inventory to become responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis.
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

Item 1A.	Risk Factors
      In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and us. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and its financial condition.

Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.
      Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter to quarter and year to year. For example, comparing fiscal 2002 to fiscal 2001, net revenues fell by 25.6% and net income fell by 85.7%. Further, from fiscal 2002 to fiscal 2003 and from fiscal 2005 to fiscal 2006, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	loss of key customers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	damage awards or injunctions as the result of litigation;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity;

•	the amount and timing of investments in research and development;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.
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

IXYS could be harmed by litigation.
      As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After a trial in September and October 2005, the U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products between September 30, 2005 and February 14, 2006. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court, although its enforcement has been temporarily stayed. IXYS is appealing the damage award and the injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain.
      Additionally, in the future, we could be accused of infringing the intellectual property rights of International Rectifier or other third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, may divert the efforts and attention of our management and technical personnel from our core business operations and could otherwise harm our business.
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
      In addition, our subsidiary, Clare, Inc. was sued in Massachusetts state court in 2003 over a dispute between it and LoJack Corporation relating to a contract for the design, development and purchase of application specific integrated circuits and assemblies. On February 8, 2006, the jury found that Clare was liable for damages in the amount of $36.7 million.
      Under Massachusetts law, a jury’s award is increased for pre-judgment interest. The Court determined the method for calculating the pre-judgment interest and, at March 31, 2006, it was $6.2 million. In addition, the Court determined the attorney’s fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys fees and costs, at the rate of 12% per annum simple interest.
      Clare sought post-judgment relief from the trial court and, if necessary, intends to file an appeal. The trial court has yet to rule on Clare’s post-trial motions. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take several months or even years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
      We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. Although we recorded an additional $42.8 million in litigation provision during the year ended March 31, 2006, there can be no assurance that our aggregate accrual of $43.6 million is sufficient for any actual losses that may be incurred as a result of this litigation.

Semiconductors for inclusion in consumer products have short product life cycles.
      We believe that consumer products are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than other types of products sold by our customers. Shorter product life cycles result in more frequent design competitions for the inclusion of semiconductors in next generation consumer products, which may not result in design wins for us.
      In particular, in recent years we have sold semiconductors for inclusion in the plasma display panels of a small number of manufacturers. Plasma display panels are one of several technologies used for visual display in television. Should competition among the various visual display technologies for television adversely affect the sales of plasma display panels that incorporate our products, our operating results could be adversely affected. Moreover, our operating results could be adversely affected if those plasma display panel manufacturers that have selected our semiconductors for inclusion in their products are not successful in their competition against other manufacturers of plasma display panels. As plasma display panels cycle into next generation products, we must achieve new design wins for our semiconductors to be included in the next generation plasma display panels. New design wins may not occur.

Our international operations expose us to material risks.
      During fiscal 2006, our product sales by region were approximately 31.5% in the United States, approximately 33.2% in Europe and the Middle East, approximately 30.3% in Asia and approximately 5.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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
      Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry in general is characterized by:

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

Our operating expenses are relatively fixed, and we order materials and commence production in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.
      Our operating expenses are relatively fixed, and, therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if we do not meet our revenue projections.
      We also typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This risk has increased in recent periods. As our customers have increasingly demanded “just-in-time” deliveries that cannot be accommodated in the time required for a normal production cycle, we have increased our inventory produced in expectation of future orders. If anticipated demand fails to materialize, we may have to write down excess inventory, which would hurt our financial results.

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

We have a material weakness in our internal control over financial reporting that could result in a material misstatement of our financial condition, results of operations and cash flows.
      Our management assessed our internal control over financial reporting and concluded that a material weakness existed as of March 31, 2006 as a result of the absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America (“US GAAP”) during the closing process.
      During the closing process, we were unable to support some of our estimates and judgments about non-routine transactions with appropriate analysis. Our initial analysis of goodwill under SFAS 142 was not sufficiently robust to support our conclusions. We drew an inappropriate conclusion regarding the presentation of a non-cash related item of $15.3 million in the cash flow from operating activities of our consolidated statements of cash flows. In connection with the settlement of litigation after the end of a period but prior to filing financial statements with the SEC, we inappropriately concluded that aspects of the settlement should be recorded in a future period, as opposed to being accounted for as a subsequent event that should be reflected in the current period financial statements. As a result of the errant judgment, we understated our accounts payable at March 31, 2006 by $560,000 and overstated our income before income taxes for the quarter ended March 31, 2006 by $560,000.
      We have not concluded that this material weakness was remediated at March 31, 2006. Existence of this material weakness or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
      Based on its assessment included in this Annual Report on Form 10-K, our management determined that our internal control over financial reporting was not effective as of March 31, 2006. Our management further determined that our disclosure controls and procedures were not effective as of March 31, 2006. For additional information on our internal control over financial reporting and our disclosure controls and procedures, see “Item 9A. Controls and Procedures,” elsewhere in this Annual Report on Form 10-K.
      Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal 2007 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.

We may not be successful in our acquisitions.
      We have in the past made, and may in the future make, acquisitions of other companies and technologies. These acquisitions involve numerous risks, including:

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	failure to retain key personnel of the acquired business;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including in-process R&D charges and amortization expense related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.
      We cannot assure you that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.
      As a result of an acquisition, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows, or stock price could be negatively impacted.

We depend on external foundries to manufacture many of our products.
      Of our revenues for fiscal 2006, 39% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.
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
      For these and other reasons, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, we may also experience a decrease in manufacturing yields. As a result, we may not be able to cost effectively expand our production capacity in a timely manner.

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
      The time from initiation of design to volume production of new semiconductors often takes 18 months or longer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period that may last an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenues, if any, from volume purchasing of our products by our customers.

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
      Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Siemens and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices and RF Monolithics. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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
      Presently, because of past acquisitions, we are operating a number of different information systems that are not integrated. In part because of this, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. Consequently, in our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. Manual steps also increase the probability of control deficiencies and material weaknesses.
      If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations, including those adopted under the Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future.
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
      From time to time we may need to access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by our existing capital structure, our credit ratings, and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurance that we will continue to have access to the capital markets on favorable terms.

Geopolitical instability, war, terrorist attacks, terrorist threats, and government responses thereto, may negatively affect all aspects of our operations, revenues, costs and stock prices.
      Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan and Israel, which are currently experiencing political instability. Additionally, our principal external foundry is located in South Korea.

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
      Approximately 15% of our net revenues in fiscal 2006 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.
      Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of May 16, 2006, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

Regulations may adversely affect our ability to sell our products.
      Power semiconductors with operating voltages above 40 volts are subject to regulations intended to address the safety, reliability and quality of the products. These regulations relate to processes, design, materials and assembly. For example, in the United States, some high voltage products are required to pass Underwriters Laboratory recognition for voltage isolation and fire hazard tests. Sales of power semiconductors outside of the United States are subject to international regulatory requirements that vary from country to country. The process of obtaining and maintaining required regulatory clearances can be lengthy, expensive and uncertain. The time required to obtain approval for sale internationally may be longer than that required for U.S. approval, and the requirements may differ.
      In addition, approximately 15% of our revenues in fiscal 2006 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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

Delaware statute makes it more difficult for us to be acquired without the consent of our board of directors and management.

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties
      Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2008	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Santa Clara, California	20,000	January 2009	Corporate headquarters, research and development, sales and distribution

(1)	Owned, not leased.
      We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2007 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms.

Item 3.	Legal Proceedings
      We currently are involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
International Rectifier
      On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contended that IXYS’s alleged infringement of International Rectifier’s patents had been and continued to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’s power MOSFETs and IGBTs infringed certain claims of each of three International Rectifier U.S. patents.
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
      International Rectifier has accused IXYS of infringing its 4,959,699 (“699”), 5,008,725 (“725”) and 5,130,767 (“767”) patents. The claims of these patents fall into two groups. The jury ruled that one of the groups of claims was infringed by the doctrine of equivalents; however, the claims in this group are minor claims and are not expected to have a material financial impact on IXYS.
      As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which we believe is inconsistent with the conclusion that the 699 patent is infringed. The U.S. District Court awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products after September 30, 2005. The U.S. District Court also issued a permanent injunction barring IXYS from selling or distributing the infringing products. The enforcement of the damages award and the injunction have been temporarily stayed by the Federal Circuit Court and IXYS has sought a permanent stay, the granting of which is uncertain. If the permanent stay is not granted, IXYS will have to either pay into escrow or bond the damages award and cease sale of the purportedly infringing products.
      There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages or the injunction awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above based on its conclusion that it is less than probable that we will lose on appeal.
LoJack
      On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., now a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly.
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
      Under Massachusetts law, a jury’s award is increased for pre-judgment interest. The Court determined the method for calculating the pre-judgment interest and, at March 31, 2006, it was $6.2 million. In addition, the Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest.
      Clare sought post-trial relief from the trial court and, if necessary, intends to file an appeal. The trial court has yet to rule on Clare’s post-trial motions. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
      IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows. IXYS recorded an additional $42.8 million in litigation provision during the year ended March 31, 2006, which amount includes interest and attorneys’ fees in addition to the jury’s award. While the ultimate amount payable in the LoJack litigation may be less than the aggregate accrual of $43.6 million, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
      We do not provide any product or similar guarantees or warranties. However, we provide in the normal course of business indemnification to officers, directors and selected parties.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
Executive Officers of the Registrant
      The executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2006.

Name	Age	Position(s)

Nathan Zommer	58	Chairman of the Board, President and Chief Executive Officer
Uzi Sasson	43	Vice President of Finance, Chief Financial Officer and Secretary
Peter H. Ingram	57	President of European Operations
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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “SYXI.” The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq National Market:

	High	Low

Fiscal year ending March 31, 2006
First Quarter	$14.96	$9.24
Second Quarter	$15.01	$9.46
Third Quarter	$12.74	$9.65
Fourth Quarter	$13.48	$8.75
Fiscal year ending March 31, 2005
First Quarter	$10.81	$7.53
Second Quarter	$7.98	$6.11
Third Quarter	$10.61	$6.66
Fourth Quarter	$11.67	$9.19
      The number of record holders of our common stock as of May 16, 2006 was 441. To date, we have not declared or paid cash dividends. We have no plans to do so.
Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares that may yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

January 1, 2006 — January 31, 2006	—	(1)	—	748,000
February 1, 2006 — February 28, 2006	25,000	$10.09	25,000	723,000
March 1, 2006 — March 31, 2006	—	(1)	—	723,000

Total	25,000	$10.09	25,000

(1)	Not applicable
      The program effective during the period from January 1, 2006 to March 31, 2006 was approved on June 3, 2005 and ended on May 12, 2006. It authorized the purchase of up to 1,000,000 shares of common stock. A new program was approved on May 12, 2006 and will end on June 15, 2007. The purchase of up to 2,000,000 shares of common stock has been approved under this program.

Item 6.	Selected Financial Data
      The following selected consolidated financial information should be read in conjunction with our Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2006, 2005 and 2004 and the balance sheet data as of March 31, 2006 and 2005 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2003 and 2002 and the balance sheet data as of March 31, 2004, 2003 and 2002 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,

	2006	2005	2004(1)	2003(2)	2002(3)

	(In thousands, except per share amounts)
Statement of operations data:
Net revenues	$251,487	$256,620	$187,442	$136,111	$82,821
Cost of goods sold	169,792	176,710	143,948	107,371	56,918

Gross profit	81,695	79,910	43,494	28,740	25,903
Operating expenses:
Research, development and engineering	17,523	18,574	15,811	12,846	5,728
Selling, general and administrative	38,371	35,707	32,742	32,437	17,614
Restructuring charge	—	—	—	750	—
Litigation provision	42,810	—	—	—	—

Total operating expenses	98,704	54,281	48,553	46,033	23,342

Operating (loss) income	(17,009)	25,629	(5,059)	(17,293)	2,561
Other income (expense):
Interest income, net	2,182	633	310	720	1,318
Other income (expense):	1,810	(481)	(1,324)	(1,288)	(757)

(Loss) income before income taxes	(13,017)	25,781	(6,073)	(17,861)	3,122
Benefit from (provision for) income tax	6,911	(9,539)	1,641	5,716	(1,184)

Net (loss) income	$(6,106)	$16,242	$(4,432)	$(12,145)	$1,938

Net (loss) income per share — basic	$(0.18)	$0.49	(0.14)	$(0.39)	$0.07

Weighted average shares used in per share calculation — basic	33,636	33,093	32,434	30,889	26,745

Net (loss) income per share — diluted	$(0.18)	$0.46	(0.14)	$(0.39)	$0.07

Weighted average shares used in per share calculation — diluted	33,636	35,085	32,434	30,889	29,004

	As of March 31,

	2006	2005	2004(1)	2003(2)	2002(3)

	(In thousands)
Selected operating data:
Gross profit margin	32.5%	31.1%	23.2%	21.1%	31.3%
Depreciation and amortization	$8,543	$10,639	$11,186	$9,297	$5,835
Balance sheet data:
Cash and cash equivalents	78,192	58,144	42,058	40,094	32,111
Working capital	118,815	124,063	96,246	95,425	81,399
Total assets	279,987	219,891	198,269	183,057	124,560
Total long-term obligations	28,023	16,796	15,120	14,966	12,261
Total stockholders’ equity	159,973	165,277	145,531	138,809	95,219
Cash flow data:
Cash provided by operating activities	31,143	23,730	5,679	2,404	2,151
Cash (used in) provided by investing activities	(23,264)	(4,966)	(1,929)	5,012	(11,594)
Cash provided by (used in) financing activities	13,722	(2,734)	(2,311)	(284)	(3,147)

(1)	During fiscal 2004, we completed our acquisition of Microwave Technology, Inc.

(2)	During fiscal 2003, we completed our acquisition of Clare, Inc.

(3)	During fiscal 2002, we completed our acquisition of Westcode Semiconductors, Ltd.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-K and, in particular, in Item 1A hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors.” All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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
      We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.
      Our RF power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.
      Over the past fiscal year, our revenues from the sales of semiconductors for the consumer products market have declined while our revenues from the sale of semiconductors for the medical electronics market have increased. Geographically, over the same period, our revenues in the United States increased because of increased sales into the medical electronics market, our revenues in Europe declined slightly in large part because of the appreciation of the dollar against the pound and the euro and, because of a decline in sales to the consumer product market, our revenues in Asia declined substantially in the first half of the year and then stabilized. Gross profit margins increased during the fiscal year as the mix of products shifted to higher margin product lines. Selling, general and administrative expenses increased in the fiscal year, in large part due to increasing costs of compliance with laws and regulations. Distribution revenue increased during the fiscal year as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from semiconductors for the consumer products market, which are typically purchased directly from us, declined. During the fiscal year, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis. With the shortening of order lead times, our visibility as to the timing of revenues and product mix has declined.
Critical Accounting Policies and Significant Management Estimates
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies require that we make significant judgments and estimates in preparing our consolidated financial statements.
      Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 44% of our revenues in fiscal 2006, 36% of our revenues in fiscal 2005 and 37% of our revenues in fiscal 2004 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
      For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements”. Amounts offset against research and development costs totaled approximately $363,000 in fiscal 2006, $161,000 in fiscal 2005, and $382,000 in fiscal 2004.
      Allowance for sales returns. We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.
      Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2006, 2005, and 2004 approximately $962,000, $1.1 million, and $595,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.
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
      Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $5.1 million in inventory of our products on hand at March 31, 2006. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.

      Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2006 (in thousands):

Balance March 31, 2003	$483
Additions	2,189
Deductions	(2,248)

Balance March 31, 2004	424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	$453

      Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or ARB 43, our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. In accordance with Statement 4 of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
      We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over-estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We perform an analysis of inventories and compare the sales for the preceding two years. To the extent we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a reserve for excess inventories. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different.
      During the fourth quarter of fiscal 2004, we refined our calculation of excess inventory to examine excess inventory by individual part number. This resulted in $2.1 million write-down in fiscal 2004.
      Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up. We do not physically segregate excess inventory and assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

      The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2003	$17,224
Sale of excess inventory	(2,624)
Scrap of excess inventory	(504)

Balance of excess inventory	14,096
Additional accrual of excess inventory	10,536

Balance at March 31, 2004	24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	$19,377

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
      In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2006, our lower of cost or market reserve was $260,000.
      Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off as scrap.
      Valuation of Goodwill and Intangible Assets. We value goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS) 142, “Goodwill and Other Intangible Assets.”
      Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We have two reporting units for which we have a balance in goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.
      For fiscal 2006, we reduced goodwill and intangible assets by $14.0 million and $1.3 million, respectively. The reduction resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” This is discussed in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements.
      Valuation of property, plant and equipment. We regularly evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Reviews are regularly performed to determine whether facts and circumstances exist indicating that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.
      Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at March 31, 2006 of approximately $43.6 million related to our litigation with LoJack Corporation.
      Income tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will reduce goodwill, intangible assets or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.
      In the fourth quarter, based on available positive and negative evidence, management evaluated the valuation allowance established for certain deferred tax assets and released $42.3 million in accordance with SFAS 109, “Accounting for Income Taxes.” This was reflected as a reduction in goodwill of $14.0 million, in intangibles of $1.3 million and in income tax expense of $27.0 million. The reduction in valuation allowance primarily relates to two factors. First, management assessed the release of valuation allowance placed on domestic net operating losses of $13.4 million to be appropriate. Based on our income over eight of the last ten years, we believe that we can generate adequate taxable income over the next seven years to utilize our net operating losses available during the period. Second, management concluded that $24.4 million in deferred tax assets, consisting of non-utilizable net operating losses due to the limitations under section 382 of the US tax code resulting from change in ownership, should be written off and the corresponding valuation allowance released. Further, we are in the process of implementing tax planning strategies in the form of migrating foreign intellectual property rights to lower tax jurisdictions. This may cause the effective tax rate in future years to fluctuate. In accordance to SFAS 5, “Accounting for Contingencies,” we reassessed our tax contingency reserves at the end of the year and recorded the appropriate adjustments.
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
Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. We will adopt SFAS No. 123R for the fiscal year beginning April 1, 2006. SFAS No. 123R offers alternative methods of adopting this standard. We plan to apply the modified prospective method of adoption of SFAS No. 123R, under which the effects of SFAS No. 123R will be reflected in our GAAP financial statement presentations for and after the first quarter of fiscal 2007, but will not be reflected in results for prior periods. We expect that this accounting will result in a charge to the income statement of around $2 million from fiscal 2007. However, we do not expect this accounting change to materially affect liquidity, as equity-based compensation is a non-cash expense. We accelerated the vesting of stock options in fiscal 2006, to avoid future accounting charges under SFAS No. 123R. The effect of expensing stock options on the results of operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to the Condensed Consolidated Financial Statements.
      In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment,” which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will evaluate the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, double freight, rehandling costs, and excessive spoilage. ARB 43 previously stated that such costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they are “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt SFAS No. 151 for the fiscal year beginning April 1, 2006. We are currently considering but have not yet determined what impact the adoption of this standard will have on our financial position and results of operations.
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
Results of Operations
      The following table sets forth selected consolidated statement of operations data for the fiscal years indicated and the percentage change in such data from year to year.

	Years Ended March 31,

	2006	% Change	2005	% Change	2004

Net revenues	$251,487	(2.0)	$256,620	36.9	$187,442
Cost of goods sold	169,792	(3.9)	176,710	22.8	143,948

Gross profit	81,695	2.2	79,910	83.7	43,494

Operating expenses:
Research, development and engineering	17,523	(5.7)	18,574	17.5	15,811
Selling, general and administrative	38,371	7.5	35,707	9.1	32,742
Litigation provision	42,810	nm	—	—	—

Total operating expenses	98,704	81.8	54,281	11.8	48,553

nm — not meaningful

      The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,

	2006	2005	2004
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	67.5	68.9	76.8

Gross profit	32.5	31.1	23.2

Operating expenses:
Research, development and engineering	7.0	7.2	8.4
Selling, general and administrative	15.3	13.9	17.5
Litigation provision	17.0	—	—

Total operating expenses	39.3	21.1	25.9

Operating (loss) income	(6.8)	10.0	(2.7)
Other income (expense), net	1.6	—	(0.5)

(Loss) income before benefit from (provision for) income tax	(5.2)	10.0	(3.2)
Benefit from (provision for) income tax	2.7	(3.7)	0.9

Net (loss) income	(2.5)	6.3	(2.3)

Revenues.
      The following table sets forth the revenues for each of our product groups for the three fiscal years ended March 31, 2006:

	Year Ended March 31,

		% Change		% Change
		from 2005 to		from 2004 to
Revenues	2006	2006	2005	2005	2004

	(000)		(000)		(000)
Power Semiconductors	$191,105	(2.1)	$195,148	40.1	$139,312
ICs	41,493	1.8	40,759	23.3	33,058
Systems and RF Power Semiconductors	18,889	(8.8)	20,713	37.4	15,072

Total	$251,487	(2.0)	$256,620	36.9	$187,442

      The following tables set forth the units and average selling prices, or ASPs for fiscal 2006 and fiscal 2005:

	Year Ended March 31,

		% Change
		from 2005 to
Average Selling Price (ASPs)	2006	2006	2005

Power Semiconductors	$2.27	2.3	$2.22
ICs	$0.83	(4.6)	$0.87
Systems and RF Power Semiconductors	$12.94	(11.4)	$14.60

	Year Ended March 31,

		% Change
		from 2005 to
Units	2006	2006	2005

	(000)		(000)
Power Semiconductors	84,117	(4.2)	87,846
ICs	49,970	6.2	47,054
Systems and RF Power Semiconductors	1,460	2.9	1,419

Total	135,547	(0.6)	136,319

      The 2% decline in net revenues from fiscal 2005 to fiscal 2006 resulted primarily from a reduction in our revenues from the sales of systems and RF power semiconductors. Revenues in systems and RF power semiconductors declined by $1.8 million principally due to substantial price erosion in RF power semiconductors and the loss of a significant customer for RF power semiconductors. While our revenues from power semiconductors were largely unchanged from fiscal 2005 to fiscal 2006, the number of units sold declined. The decline in units was offset by an increase in ASPs in large part as the result of a shift in our product mix, as shipments of product for inclusion in plasma display panels declined while shipments for the medical electronics market increased. Integrated circuit revenues increased slightly as a consequence of an increase in unit shipments. The increase in unit shipments was partially offset by a decrease in ASPs caused by price erosion across the standard product line.
      The 37% increase in net revenues from fiscal 2004 to fiscal 2005 reflected increased unit sales of power semiconductors, integrated circuits and systems and RF power semiconductors. The largest component of the increase in revenues was a $55.8 million increase in sales of power semiconductors. The increase in the power semiconductor group was due principally to an increase of $32.1 million in sales of semiconductors for the consumer products market, which also drove a shift in our product mix toward applications for the consumer products market. Revenues from the sale of integrated circuits increased in fiscal 2005 as compared to fiscal 2004 by $7.7 million as a result of a general strengthening in the IC business. The $5.6 million increase in systems and RF power semiconductor revenues was principally related to the Microwave Technology acquisition, which provided $4.5 million of the increase in revenues in part because it was owned for a full year during fiscal 2005, while only about seven months during fiscal 2004.
      For fiscal 2006, sales to customers in the United States represented approximately 31.5% and sales to international customers represented approximately 68.5%, of our net revenues. Of our international sales in fiscal 2006, approximately 48.5% were derived from sales in Europe and the Middle East, approximately 44.2% were derived from sales in Asia and approximately 7.3% were derived from sales in Canada and the rest of the world. By comparison, for fiscal 2005, sales to customers in the United States represented approximately 28.2% and sales to international customers represented approximately 71.8%, of our net revenues. Of our international sales in fiscal 2005, approximately 46.3% were derived from sales in Europe and the Middle East, approximately 47.2% were derived from sales in Asia and approximately 6.5% were derived from sales in Canada and the rest of the world. In fiscal 2004, sales to customers in the United States represented approximately 33.1%, and sales to international customers represented approximately 66.9%, of our net revenues. Of our international sales in fiscal 2004, approximately 56.8% were derived from sales in Europe and the Middle East, approximately 33.9% were derived from sales in Asia and approximately 9.3% were derived from sales in Canada and the rest of the world. From fiscal 2005 to fiscal 2006, our revenues in the United States increased because of increased sales into the medical electronics market, our revenues in Europe declined slightly in large part because of the depreciation of the dollar against the pound sterling and the euro and, because of a decline in sales to the consumer products market, our revenues in Asia declined substantially in the first half of the year and then stabilized. From fiscal 2004 to 2005, our revenues increased in each region of the world, but on a percentage basis, shifted towards Asia because of a substantial increase in our revenues from the sale of semiconductors for the consumer products market.
      None of our customers accounted for more than 10% of our net revenues in fiscal 2006 or fiscal 2004. In fiscal 2005, one customer, Samsung SDI Co., Ltd. accounted for more than 10% of our net revenues.

      In each of the three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.
      From fiscal 2005 to fiscal 2006, gross profit expressed in dollars increased by $1.8 million and gross profit margin increased from 31.1% to 32.5% primarily as the result of a shift in our product mix towards higher margin semiconductors for medical electronics and away from lower margin semiconductors for plasma display panels.
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
      In each of the three years, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.
      Research, development and engineering expenses typically consisted of internal engineering efforts for product development. From fiscal 2005 to fiscal 2006, research, development and engineering expenses decreased by $1.0 million and declined slightly from 7.2% to 7.0% as a percentage of revenues due to a substantial decline in our research, development and engineering expenses related to gallium arsenide products. From fiscal 2004 to fiscal 2005, research, development and engineering expenses increased by $2.8 million as a result of an increase in the number of projects underway, including projects for gallium arsenide devices and devices for the consumer products market, and Microwave Technology having been a part of our business for a full year, but declined as a percentage of revenues due to our revenue growth. Although research, development and engineering expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Selling, General and Administrative.
      In fiscal 2006 as compared to fiscal 2005, selling, general and administrative expenses increased by $2.7 million and from 13.9% to 15.3% as a percentage of net revenues. The increases were principally the result of increased litigation expenses and increased professional and consulting expenses. Litigation expenses increased by $725,000 from fiscal 2005 to fiscal 2006 and professional and consulting expenses increased by $2.6 million. In fiscal 2005 as compared to fiscal 2004, the amount spent on selling, general and administrative expenses increased principally due to an increase of $2.0 million in professional and consulting fees for regulatory compliance. Selling, general and administrative expenses decreased as a percentage of revenues, mainly due to an increase in revenues plus our cost control efforts. While selling, general and administrative expenses may increase in future periods, we do not expect a material increase in such expenses when expressed as a percentage of revenue.

Litigation Provision.
      For the year ended March 31, 2006, we recorded a litigation provision of $42.8 million, reflecting an estimate of the potential loss in the LoJack litigation. See Item 3 for a description of the current status of this litigation matter.

Other Income (Expense), Net.
      Other income, net, including interest income, net, and changes in foreign currency transactions, in fiscal 2006 was $4.0 million, as compared to other income, net of $152,000 in fiscal 2005 and other expense, net of $1.0 million in fiscal 2004. Other income, net increased from fiscal 2005 to fiscal 2006 principally because of an increase in interest income, net and $510,000 for our share in equity income of an investment accounted for under the equity method. Other income (expense), net improved in fiscal 2005 as compared to fiscal 2004 because of decrease in foreign currency transaction losses and an increase in interest income, net.
      Interest income, net was $2.2 million in fiscal 2006 as compared to $633,000 in fiscal 2005 and $310,000 in fiscal 2004. Interest income, net grew principally because of higher short-term interest rates and our increasing cash balances.

Benefit from (Provision for) Income Taxes.
      In fiscal 2006, the benefit from income taxes reflected an effective tax rate of 53% as compared to a provision for income taxes reflecting an effective tax rate of (37%) in fiscal 2005 and a benefit from income taxes reflecting an effective tax rate of 27% in fiscal 2004. The fiscal 2006 rate, as compared to the fiscal 2005 rate, changed because of the release of valuation allowances booked against deferred tax assets for a benefit of 175%, the write-off of non-utilizable net operating losses for a provision of (175%) and the statutory tax benefit rate of 44% due to the loss for the year, as well as other tax benefits of 9%. Further, we are in the process of implementing tax planning strategies in the form of migrating foreign intellectual property rights to lower tax jurisdictions. This may cause future effective tax rates to fluctuate from year to year. The higher valuation allowance in fiscal 2005 as compared to fiscal 2004 was the principal cause of the change in the effective tax rate from year to year and was based on our assessment that a portion of our foreign net operating losses would not be realizable.

Liquidity and Capital Resources
      As of March 31, 2006, cash and cash equivalents were $78.2 million as compared to $58.1 million, at March 31, 2005, and $42.1 million at March 31, 2004. The increase in cash and cash equivalents during fiscal 2006 and fiscal 2005 was primarily due to cash generated by operations and a loan of $12 million. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.
      Net cash provided by operating activities in fiscal 2006 was $31.1 million as compared to $23.4 million in fiscal 2005 and $5.7 million in fiscal 2004. During fiscal 2006, the principal working capital use of cash was to fund inventories and accounts receivable. Our net inventory at March 31, 2006 increased from March 31, 2005 by 17.4%, principally to meet our customers’ demand for shorter lead times. Accounts receivable increased from March 31, 2005 to March 31, 2006 by 3.3%. No one customer accounted for more than 10% of our receivables at March 31, 2006. Accrued expenses and other liabilities increased from March 31, 2005 to March 31, 2006 by 12.5% principally because of an increase in liabilities for income taxes. In addition, a charge of $42.8 million was recognized for the potential loss in the LoJack litigation. During fiscal 2005 and fiscal 2004, working capital was principally used to fund accounts receivable in connection with the growth in revenues.
      We used $23.3 million in net cash for investing activities during fiscal 2006, as compared to $5.0 million used in investing activities in fiscal 2005 and $1.9 million used in investing activities in fiscal 2004. During fiscal 2006, we spent $21.1 million in capital expenditures, principally for the purchase of two buildings, as compared to $5.9 million in fiscal 2005 and $3.7 million in fiscal 2004. We expect capital expenditures during fiscal 2007 to be closer to the capital expenditures of fiscal 2005 than fiscal 2006. In all three fiscal years, our uses of cash for investing activities reflected principally the purchase of plant and equipment.
      For fiscal 2006, net cash provided by financing activities was $13.7 million, as compared to net cash used in financing activities of $2.7 million in fiscal 2005 and $2.3 million in fiscal 2004. In fiscal 2006, our principal use of cash in financing activities was to purchase $2.9 million of our common stock. During fiscal 2006, the principal sources of cash were proceeds from loans, including proceeds from a €10 million loan, and from exercises of options. During fiscal 2005 and 2004, we used cash in financing activities principally to pay capital lease obligations. In addition, in fiscal 2005 we used $1.1 million to purchase our common stock and $800,000 to repay our note payable to the bank. In fiscal 2005, the principal sources of cash from financing activities were proceeds from the exercise of stock options and from the payment of notes receivable. In fiscal 2004, the principal sources of cash from financing activities were proceeds from the exercise of stock options and from purchases under the employee stock purchase plan.
      Another potential source of liquidity is available borrowings under existing lines of credit. At March 31, 2006, we had available credit aggregating $922,000.
      At March 31, 2006, our debt, consisting of capital lease obligations and loans payable, was $17.7 million, representing 22.6% of our cash and cash equivalents and 11.1% of our stockholders equity. Over the past three fiscal years, satisfying our payment obligations for debt has not materially affected our ability to fund our operating needs.
      At March 31, 2006, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. See our Audited Consolidated Financial Statements, Note 10, “Pension Plans” of the Consolidated Financial Statements for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.
      As of March 31, 2006, we had $78.2 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the damages of at least $6.2 million awarded to International Rectifier and the potential loss of $43.6 million in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.
      During fiscal 2006, we accelerated the vesting of the right to purchase 920,250 shares of our common stock pursuant to previously granted stock options. The accelerated options were at an average exercise price of $12.99 and had exercise prices in excess of our closing price on the date of the acceleration. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.

Disclosures about Contractual Obligations and Commercial Commitments
      Details of our contractual obligations and commitments as of March 31, 2006 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period

		Less Than			After 5
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	Years

Long term debt	$11,502	$816	$1,631	$1,610	$7,445
Capital Lease Obligations(2)	6,516	2,749	3,404	363	—
Operating Lease Obligations	10,762	1,500	2,492	1,474	5,296
Pension Obligations(3)	13,894	869	2,256	2,458	8,311
Inventory Purchase Obligations	18,853	18,853	—	—	—
Other Liabilities	194	194	—	—	—

Total	$61,721	$24,981	$9,783	$5,905	$21,052

(1)	Amount accrued for LoJack litigation of $43.6 million has not been considered in this disclosure.

(2)	Includes anticipated interest payments totalling $500,000.

(3)	Pension obligations indicate the benefits estimated to be paid

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to various risks, including fluctuations in interest and foreign currency rates. In normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risks, credit risks and legal risks that are not discussed or quantified in the following analyses.
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
      The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2006 would have had the effect of increasing our net loss by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal is not subject to interest rate risk and our cash and cash equivalents greatly exceed our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

      Revenues from our foreign subsidiaries were approximately 39.3% of total revenues in fiscal year 2006. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.
      Although we have in the past entered into a limited number of foreign exchange forward contracts to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. The foreign exchange forward contracts we have entered into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.
      We have foreign currency rate risk and interest rate risk from a €10 million, or approximately $12 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank for a term of 15 years. We borrowed these funds, to improve our liquidity in light of the funds spent to purchase the Clare and Micronix facilities.
      The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at March 31, 2006 was 3.547%. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding fair value.
      Each fiscal quarter during the first five years of the loan, a principal payment of Euro 167,000, or about $200,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
      Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany. At March 31, 2006, we were in compliance with the financial covenants of the loan documents.
      A hypothetical 10% adverse change in the value of the Euro against the U.S. dollar and the British pound against the U.S. dollar would have had the effect of increasing our net loss as of the end of fiscal 2006 by approximately $1.5 million.
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
Santa Clara, California
      We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IXYS Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

BDO Seidman, LLP

San Francisco, California
June 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of IXYS Corporation
      In our opinion, the related consolidated statement of operations, of comprehensive income, of cash flows and of changes in stockholders’ equity the year ended March 31, 2004 (appearing in this Form 10-K) present fairly, in all material respects, the consolidated results of operation of IXYS Corporation and its subsidiaries at March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
San Jose, CA
May 18, 2004

IXYS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,192	$58,144
Restricted cash	313	155
Accounts receivable, net of allowances of $2,609 in 2006 and $2,629 in 2005	42,774	41,388
Inventories	60,357	51,411
Prepaid expenses and other current assets	4,121	4,134
Deferred income taxes, net	25,049	6,649

Total current assets	210,806	161,881
Property, plant and equipment, net	40,049	27,814
Other assets	5,099	5,907
Deferred income taxes, net	16,552	2,787
Goodwill	7,481	21,502

Total assets	$279,987	$219,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,255	$2,733
Current portion of loans payable	973	—
Accounts payable	20,259	12,962
Accrued expenses and other liabilities	24,889	22,123
Litigation reserve	43,615	—

Total current liabilities	91,991	37,818
Capitalized lease obligations, net of current portion	3,762	4,409
Long term loans, net of current portion	10,685	157
Pension liabilities	13,576	12,230

Total liabilities	120,014	54,614

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 34,677,834 issued and 34,152,343 outstanding in 2006 and 33,586,446 issued and 33,359,444 outstanding in 2005	347	336
Additional paid-in capital	161,118	153,376
Treasury stock, at cost: 525,491 and 227,002 common shares in 2006 and 2005	(4,454)	(1,552)
Deferred compensation	—	(4)
Notes receivable from stockholders	(59)	(355)
(Accumulated deficit)/ retained earnings	(614)	5,492
Accumulated other comprehensive income	3,635	7,984

Total stockholders’ equity	159,973	165,277

Total liabilities and stockholders’ equity	$279,987	$219,891

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share data)
Net revenues	$251,487	$256,620	$187,442
Cost of goods sold	169,792	176,710	143,948

Gross profit	81,695	79,910	43,494

Operating expenses:
Research, development and engineering	17,523	18,574	15,811
Selling, general and administrative	38,371	35,707	32,742
Litigation provision	42,810	—	—

Total operating expenses	98,704	54,281	48,553

Operating (loss) income	(17,009)	25,629	(5,059)
Other income (expense):
Interest income	2,504	1,341	615
Interest expense	(322)	(708)	(305)
Other income (expenses)	1,810	(481)	(1,324)

(Loss) income before income tax	(13,017)	25,781	(6,073)
Benefit from (provision for) income tax	6,911	(9,539)	1,641

Net (loss) income	$(6,106)	$16,242	$(4,432)

Net (loss) income per share — basic	$(0.18)	$0.49	$(0.14)

Weighted average shares used in per share calculation — basic	33,636	33,093	32,434

Net (loss) income per share — diluted	$(0.18)	$0.46	$(0.14)

Weighted average shares used in per share calculation — diluted	33,636	35,085	32,434

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net (loss) income	$(6,106)	$16,242	$(4,432)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments securities, net of taxes, $0	327	—	—
Minimum pension liability, net of taxes, $646	(1,159)	—	—
Foreign currency translation adjustments	(3,517)	1,263	5,363

Comprehensive (loss) income	$(10,455)	$17,505	$931

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Retained Earnings		Accumulated Other
			Paid-In	Treasury	Treasury	Notes Receivable	(Accumulated	Deferred	Comprehensive Gain	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	from Stockholders	Deficit)	Compensation	(Loss)	Equity

	(In thousands)
Balances, March 31, 2003	31,957	$320	$144,835	95	$(447)	$(913)	$(6,318)	$(26)	$1,358	$138,809
Exercise of stock options	233	2	841	—	—	—	—	—	—	843
Issuance of common stock under employee stock purchase plan	62	1	561	—	—	—	—	—	—	562
Issuance of common stock for the acquisition of Microwave Technology, Inc	767	8	4,348	—	—	—	—	—	—	4,356
Interest accrued on notes receivable	—	—	475	—	—	(475)	—	—	—	—
Deferred compensation	—	—	14	—	—	—	—	(14)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	30	—	30
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	5,363	5,363
Net loss	—	—	—	—	—	—	(4,432)	—	—	(4,432)

Balances, March 31, 2004	33,019	331	151,074	95	(447)	(1,388)	(10,750)	(10)	6,721	145,531
Exercise of stock options	480	4	1,509	—	—	—	—	—	—	1,513
Issuance of common stock under employee stock purchase plan	87	1	614	—	—	—	—	—	—	615
Interest accrued on notes receivable	—	—	60	—	—	(60)	—	—	—	—
Compensation expense on shareholder loans	—	—	119	—	—	—	—	—	—	119
Repayment of notes receivable	—	—	—	—	—	1,039	—	—	—	1,039
Interest forgiven on notes receivable	—	—	—	—	—	54	—	—	—	54
Amortization of deferred compensation	—	—	—	—	—	—	—	6	—	6
Repurchase of common stock	—	—	—	132	(1,105)	—	—	—	—	(1,105)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,263	1,263
Net income	—	—	—	—	—	—	16,242	—	—	16,242

Balances, March 31, 2005	33,586	$336	$153,376	227	$(1,552)	$(355)	$5,492	$(4)	$7,984	$165,277

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Retained Earnings		Accumulated Other
			Additional	Treasury	Treasury	Notes Receivable	(Accumulated	Deferred	Comprehensive Gain	Total Stockholders’
	Shares	Amount	Paid-In Capital	Shares	Amount	from Stockholders	Deficit)	Compensation	(Loss)	Equity

	(In thousands)
Balances, March 31, 2005	33,586	$336	$153,376	227	$(1,552)	$(355)	$5,492	$(4)	$7,984	$165,277
Exercise of stock options	1,014	10	4,582	—	—	—	—	—	—	4,592
Issuance of common stock under employee stock purchase plan	78	1	687	—	—	—	—	—	—	688
Tax benefit on employee equity incentive plan			2,465							2,465
Purchase of treasury stock	—	—	—	298	(2,902)	—	—	—	—	(2,902)
Amortization of deferred compensation	—	—	—	—	—	—	—	4	—	4
Interest accrued on notes receivable	—	—	8	—	—	(8)	—	—	—	—
Repayment of note receivable	—	—	—	—	—	304	—	—	—	304
Unrealized gain on available-for-sale investments net of taxes	—	—	—	—	—	—	—	—	327	327
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(3,517)	(3,517)
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	—	(1,159)	(1,159)
Net loss	—	—	—	—	—	—	(6,106)	—	—	(6,106)

Balances, Mar. 31, 2006	34,678	$347	$161,118	525	$(4,454)	$(59)	$(614)	$—	$3,635	$159,973

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,106)	$16,242	$(4,432)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,543	10,639	11,186
Provision for receivables allowances	5,578	4,994	4,261
Movement in inventory reserves	6,434	2,917	2,057
Litigation provision	42,810	—	—
Foreign currency translation on intercompany transactions	194	1,399	670
Deferred income taxes	(14,426)	7,885	(4,424)
Tax benefit from employee equity incentive plans	2,465	—	—
Compensation expense for notes from stockholders	4	119	—
Interest forgiven on notes from stockholders	—	54	—
(Gain) loss on disposal of fixed assets	(2)	225	4
Changes in operating assets and liabilities:
Accounts receivable & other receivable	(9,515)	(12,568)	(13,262)
Inventories	(17,078)	(5,286)	2,253
Prepaid expenses and other current assets	1,371	(2,134)	144
Other assets	826	(335)	(618)
Accounts payable	7,805	(2,702)	2,096
Accrued expenses and other liabilities	1,256	2,258	4,828
Pension liabilities	984	(337)	916

Net cash provided by operating activities	31,143	23,370	5,679

Cash flows from investing activities:
Change in restricted cash	(159)	986	1,607
Purchase of investments	(2,081)	—	—
Purchases of plant and equipment	(21,121)	(5,952)	(3,679)
Proceeds from sale of fixed assets	97	—	—
Acquisition of Microwave Technology, Inc., net of cash acquired	—	—	143

Net cash used in investing activities	(23,264)	(4,966)	(1,929)

Cash flows from financing activities:
Principal payments on capital lease obligations	(696)	(3,996)	(3,918)
Repayments of notes payable from bank	—	(800)	(10)
Proceeds from loans	12,344	—	—
Repayment of loans	(608)	—	—
Purchase of treasury stock	(2,902)	(1,105)	—
Proceeds from employee equity plans	5,280	2,128	1,405
Collection of notes from stockholders	304	1,039	212

Net cash provided by (used in) financing activities	13,722	(2,734)	(2,311)

Effect of foreign exchange rate fluctuations on cash and cash equivalents	(1,553)	416	525

Net increase in cash and cash equivalents	20,048	16,086	1,964
Cash and cash equivalents at beginning of the year	58,144	42,058	40,094

Cash and cash equivalents at end of the year	$78,192	$58,144	$42,058

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$322	$149	$138
Cash paid during the period for income taxes	$1,008	$721	$108
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of fixed assets under capital lease	$2,508	$264	$683
Common stock issued for Microwave Technology, Inc. net assets	$—	$—	$4,356
The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:
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

Revenue Recognition:
      IXYS complies with the guidance summarized in Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”
      Revenue from power semiconductor and IC product sales is recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival.
      IXYS sells to distributors and original equipment manufacturers. Approximately 44% of the Company’s revenues in fiscal 2006 were from distributors. IXYS provides its distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. IXYS recognizes revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of IXYS must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.
      Allowance for sales returns. IXYS maintains an allowance for sales returns for estimated product returns by its customers. The Company estimates its allowance for sales returns based on its historical return experience, current economic trends, changes in customer demand, known returns it has not received and other assumptions. If IXYS were to make different judgments or utilize different estimates, the amount and timing of its revenue could be materially different. Given that the Company’s revenues consist of a high volume of relatively similar products, to date its actual returns and allowances have not fluctuated significantly from period to period, and its returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations.
      Allowance for stock rotation. The Company also provides “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2006, 2005, and 2004 approximately $962,000, $1.1 million, and $595,000, respectively, of products were returned to IXYS under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. IXYS establishes the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.
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
      Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. The Company has no obligation to accept this request. However, it is the Company’s historical practice to allow some companies to obtain pricing adjustments for inventory held. IXYS’s distributors had approximately $5.1 million in inventory of the Company’s products on hand at March 31, 2006. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends IXYS sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. The Company receives periodic statements regarding its products held by distributors. These procedures require the exercise of significant judgments. IXYS believes that they enable the Company to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits IXYS for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.
      Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2006 (in thousands):

Balance March 31, 2003	$483
Additions	2,189
Deductions	(2,248)

Balance March 31, 2004	424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	$453

      For nonrecurring engineering, or NRE, related to engineering work performed by the Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $363,000 in fiscal 2006, $161,000 in fiscal 2005, and $382,000 in fiscal 2004.

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

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents:
      IXYS considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in commercial paper and money market accounts at banks.

Inventories:
      Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or ARB 43, the Company’s accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. Shipping and handling costs, when incurred, are included in the cost of inventory and in the cost of goods sold. In accordance with Statement 4 of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, the Company’s inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. IXYS reviews its standard costs on an as-needed basis but in any event at least once a year, and updates them as appropriate to approximate actual costs. Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally 12 to 24 months. Inventories in excess of saleable amounts are not valued.
      The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of its inventories is dependent on its estimate of future demand as it relates to historical sales. If the Company’s projected demand is over-estimated, IXYS may be required to reduce the valuation of its inventories below cost. IXYS regularly reviews inventory quantities on hand and records an estimated provision for excess inventory based primarily on its historical sales. IXYS performs an analysis of inventories and compares the sales for the preceding two years. To the extent the Company has inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, it recognizes a reserve for excess inventories. However, for new products, the Company does not consider whether there is excess inventory until it develops sufficient sales history or experiences a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by IXYS’s management. This could have a material effect on the Company’s operating results and financial position. If IXYS were to make different judgments or utilizes different estimates, the amount and timing of the write-down of inventories could be materially different.
      In the fourth quarter of fiscal 2004, IXYS refined the calculation of excess inventory to examine excess inventory by individual part number. This resulted in an additional $2.1 million write-down in fiscal 2004.
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

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides information on the Company’s excess inventory at cost (which has been fully reserved in the Company’s financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2003	$17,224
Sale of excess inventory	(2,624)
Scrap of excess inventory	(504)

Balance of excess inventory	14,096
Additional accrual of excess inventory	10,536

Balance at March 31, 2004	24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	$19,377

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
      In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, the inventory of the Company is also being written down to lower of cost or market or net realizable value. IXYS reviews its inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2006, the Company’s lower of cost or market reserve was $260,000.
      The Company periodically identifies any inventory that is no longer usable and writes it off.

Property, Plant and Equipment:
      Property, plant and equipment, including equipment under capital leases, is stated at cost less accumulated depreciation. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease. Depreciation is computed using the straight-line method over estimated useful lives of three to 13 years for equipment and 20 years for plant. Property is depreciated over 40 to 49 years. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations. Repairs and maintenance costs are charged to

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.
      As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” IXYS evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which IXYS operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.
      On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany. Refer to Note 5 “Borrowing Arrangements” for more details.

Other Assets:
      Other assets include marketable equity securities classified as available-for-sale and long term equity investment accounted under the equity method. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized gains and losses on these investments are included as a separate component of stockholders’ equity. Realized gains and losses and declines in value of these investments judged by management to be other than temporary, if any, are included in interest income and expense. The Company has a 45% equity interest in Powersem GmbH (“Powersem”), a semiconductor manufacturer based in Germany. This investment is accounted for using the equity method. The Company recognized its share of the income of Powersem, $510,000, during fiscal 2006 and no income was recognized in fiscal 2005 or 2004. See Note 9 for further details.
      An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

Goodwill and Intangible Assets:
      Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. IXYS values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally three to six years, and evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. The Company has determined that it has two reporting units for which it has a balance in goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting unit’s net assets exceed the fair value of the reporting unit. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting units’ goodwill. IXYS has not recorded an impairment of goodwill or intangible assets.
      The Company reduced goodwill and intangible assets by $14.0 million and $1.3 million, respectively. The reductions resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” This is discussed in Note 11 “Income Taxes” below. These deferred tax assets were from loss carry forwards of acquired entities. At March 31, 2006 the Company had goodwill of $7.5 million and intangible assets of $782,000. The Company made an adjustment of approximately $279,000 to goodwill in fiscal 2005 related to the acquisition of Microwave Technology

Foreign Exchange Contracts:
      Although the majority of IXYS’s transactions are in U.S. dollars, IXYS enters into currency forward contracts to manage foreign currency exchange risk associated with its operations. From time to time, IXYS purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed three months. IXYS does not purchase short-term forward exchange contracts for trading purposes. The Company elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. IXYS did not enter into any foreign exchange contracts in the year ended March 31, 2006.

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

Advertising:
      IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2006, 2005, and 2004 was $603,000, $451,000, and $408,000, respectively. Advertising expense is included in selling, general and administrative expense.

Research and Development:
      Research and development costs are charged to operations as incurred.

Income Taxes:
      IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation allowance, IXYS considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If IXYS determines that it will not realize all or a portion of its remaining deferred tax assets, it will increase its valuation allowance with a charge to income tax expense. Conversely, if IXYS determines that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released as either a credit to goodwill or non-current intangible assets or income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or IXYS adjusts these estimates in future periods, IXYS may need to establish an additional valuation allowance that could materially impact its financial position and results of operations. IXYS’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). Incorporated into the provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned overseas. IXYS presently does not intend to repatriate any foreign income under the Act.

Other Income and Expense:
      Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, including our share of income under investments accounted for on equity method.

Indemnification:
      The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of March 31, 2006 and 2005.

Legal Contingencies:
      The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IXYS evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows. Refer to the “Legal Proceedings” paragraph in Note 6 “Commitments and Contingencies.”

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

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements:
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, or APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123R will be effective for public companies as of the first fiscal year that begins after June 15, 2005. The Company will adopt SFAS No. 123R for the fiscal year beginning April 1, 2006. SFAS No. 123R offers alternative methods of adopting this standard. We plan to apply the modified prospective method of adoption of SFAS No. 123R, under which the effects of SFAS No. 123R will be reflected in our GAAP financial statement presentations for and after the first quarter of fiscal 2007, but will not be reflected in results for prior periods. The Company expects that this accounting will result in an additional charge to the income statement of around $2 million from fiscal 2007. However, the Company does not expect this accounting change to materially affect liquidity, as equity-based compensation is a non-cash expense. The Company accelerated the vesting of stock options in fiscal 2006, to avoid future accounting charges under SFAS No. 123R.The effect of expensing stock options on the results of current operations and earnings per share using the Black-Scholes model is presented on a pro forma basis in the accompanying Note 2 to the Condensed Consolidated Financial Statements.
      In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, “Share-Based Payment,” which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will evaluate the requirements of SAB No. 107 in connection with the adoption of SFAS No. 123R.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this Statement are

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the fiscal year beginning April 1, 2006.

Other Comprehensive Income:
      Other Comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available for sale” and the additional minimum liability recognized for the Company’s pension obligation, net of tax.

Concentration and Business Risks:

Dependence on Third Parties for Wafer Fabrication and Assembly:
      IXYS manufactures approximately 61% of its wafers, an integral component of its products, in its facilities in Germany, the UK, Massachusetts and California. IXYS relies on third party suppliers to provide the remaining 39%. The principal external foundry is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers:
      IXYS purchases silicon wafers from five vendors with whom IXYS does not have long-term supply agreements. Any of these suppliers could terminate their relationship with IXYS at any time. IXYS’s reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon wafers and reduced control over the price, timely delivery, reliability and quality of the silicon wafers. There can be no assurance that problems will not occur in the future with suppliers.

Employees Covered by Collective Bargaining Arrangements:
      Approximately 153 IXYS employees in the United Kingdom and 270 in Germany have their annual pay increases negotiated by a labor union.

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
      IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS and such losses have not been material. See Note 13 for a discussion of revenues by geography.
      During the years ended March 31, 2006 and March 31, 2004, no single end-user customer accounted for more than 10% of net revenues. In the year ended March 31, 2005, one customer represented 11.5% of net revenues. At March 31, 2006 and 2005, no customer accounted for greater than 10% of accounts receivable.

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
      Had compensation cost for its stock plans been determined based on the fair value at the grant date for awards in fiscal years 2006, 2005 and 2004 consistent with the provisions of SFAS No. 123, IXYS’s net (loss) income and net (loss) income per share for fiscal years 2006, 2005 and 2004 would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2006	2005	2004

Net (loss) income	$(6,106)	$16,242	$(4,432)
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(4,235)	(1,870)	(2,580)

Pro forma net (loss) income	$(10,341)	$14,372	$(7,012)

As reported net (loss) income per share — basic	$(0.18)	$0.49	$(0.14)

Pro forma net (loss) income per share — basic	$(0.31)	$0.43	$(0.22)

As reported net (loss) income per share — diluted	$(0.18)	$0.46	$(0.14)

Pro forma net (loss) income per share — diluted	$(0.31)	$0.41	$(0.22)

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rate	3.76% to 4.08%	3.15% to 3.49%	1.72% to 3.22%
Expected term	4.0 years	4.0 years	4.0 years
Volatility	63%	64%	100%
Dividend yield	0%	0%	0%

3.	Acquisitions

Microwave Technology, Inc.:
      On September 5, 2003, IXYS completed its acquisition of 100% of the voting equity interests of Microwave Technology, Inc. (“MwT”), a manufacturer of discrete gallium arsenide field effect transistors (“FETs”) based in the United States. The acquisition of MwT expanded the Company’s line of radio frequency, or RF, products by adding MwT’s gallium arsenide semiconductor products and increased IXYS’s presence in RF power semiconductors. The acquisition was intended to allow the combined organization to be more competitive and to achieve greater financial strength, operational efficiencies, access to capital and growth potential than either company could separately achieve. These factors contributed to the purchase price in excess of the fair value of MwT’s net tangible and intangible assets acquired, and, as a result, IXYS has recorded goodwill in connection with this transaction. The acquisition was a stock-for-stock exchange. As such, none of the goodwill is expected to be deductible for tax purposes. MwT has been included in the Company’s statement of operations since September 5, 2003. In connection with the acquisition, approximately 767,000 shares of IXYS common stock and options exercisable for approximately 26,000 shares of IXYS common stock were issued. The total purchase price was as follows (in thousands):

Value of IXYS common stock issued	$4,189
Value of IXYS options issued	167
Direct merger cost	321

Total purchase price	$4,677

      The fair value of IXYS’s common stock issued was determined using an average of the closing sales prices of a share of the common stock on the Nasdaq National Market for the five trading days before and after the definitive agreement was signed. The fair value of the options assumed in the transaction was determined using the Black-Scholes option pricing model using an expected life of 2 years, risk-free rate of 2% and expected volatility of 66% and no expected dividend rate.
      In fiscal 2004, IXYS allocated the purchase price to identifiable intangible assets, tangible assets, liabilities assumed and goodwill as follows (in thousands):

Fair value of tangible assets acquired:
Current assets	$2,182
Deferred tax assets — short-term	559
Plant and equipment	91

2,832

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Estimated Useful
		Lives

Amortizable intangible assets:
Core technology	300	5 to 6 years
Existing technology	1,300	5 to 6 years
Contract and related customers’ relationships	400	5 to 6 years
Tradename	200	5 to 6 years
Backlog	200	3 to 6 months

	2,400
Total assets acquired	5,232
Fair value of liabilities assumed	(2,415)

Net assets acquired	2,817
Goodwill	1,860

Total purchase price	$4,677

      In fiscal 2006, the Company reduced goodwill and intangible assets by $2.1 million and $1.3 million, respectively. The reductions resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company made an adjustment of approximately $279,000 to goodwill in fiscal 2005 related to the acquisition of Microwave Technology.

4.	Balance Sheet Details:

Allowances Movement:

	Balance at				Balance at
	Beginning			Translation	End of
	of Year	Additions	Deductions	Adjustments	Year

	(In thousands)
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2006	$2,629	$5,578	$(5,536)	$(62)	$2,609
Year ended March 31, 2005	$2,654	$4,994	$(5,057)	$38	$2,629
Year ended March 31, 2004	$3,169	$4,261	$(4,849)	$73	$2,654

Inventories:
      Inventories consist of the following (in thousands):

	March 31,

	2006	2005

Raw materials	$16,648	$13,386
Work in process	28,583	25,304
Finished goods	15,126	12,721

	$60,357	$51,411

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:
      Property, plant and equipment consists of the following (in thousands):

	March 31,

	2006	2005

Property and plant (useful life of 20 to 49 years)	$21,520	$6,367
Equipment owned (useful life of 3 to 13 years)	57,182	55,300
Equipment capital leases (useful life of 3 to 13 years)	16,960	16,102
Leasehold improvements (useful life of up to 5 years)	1,003	2,954

	96,665	80,723
Accumulated depreciation — owned plant, equipment, and leasehold improvements	(45,758)	(43,804)
Accumulated amortization — capital leases	(10,858)	(9,105)

	$40,049	$27,814

      Depreciation and amortization expense for fiscal years ended March 31, 2006, 2005 and 2004 amounted to $8.5 million, $10.6 million and $11.2 million, respectively.
      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2011 at interest rates of 5.0% to 13.7%.

Other Assets:
      Other assets consist of the following (in thousands):

	March 31,

	2006	2005

Investments held as “available for sale”	$2,423	$15
Long term equity investment	1,107	639
Intangible assets, net of accumulated amortization of $3.3 million	782	2,994
Loans to vendors and others	787	2,259

	$5,099	$5,907

      Investments available for sale have been stated at their fair value as at March 31, 2006 and include an unrealized gain of $326,000 (net of taxes $0) for fiscal 2006 and unrealized gain of $0 for fiscal 2005 and 2004. Amortization of purchased intangible assets was approximately $959,000 in fiscal 2006. The amortization of intangible assets is expected to be $517,000, $235,000 and $30,000 in fiscal 2007, 2008 and 2009, respectively.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities:
      Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,

	2006	2005

Compensation and vacation	$5,433	$6,374
Legal, audit and tax preparation	611	2,449
Commission, royalties, deferred revenue and other	2,269	2,511
Income taxes	10,970	5,958
Uninvoiced goods and services	5,606	4,831

	$24,889	$22,123

5.	Borrowing Arrangements:
      On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
      The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at March 31, 2006 was 3.547%.
      Each fiscal quarter beginning September 2005, during the first five years of the loan, a principal payment of €167,000, or about $200,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
      Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2006, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

6.	Commitments and Contingencies:

Commitments:
      IXYS leases certain equipment under capital lease arrangements expiring through fiscal year 2011 at interest rates of 5.0% to 13.7%.
      IXYS rents certain of its facilities under operating leases expiring through fiscal 2022.

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under capital and operating leases are (in thousands):

	Capital	Operating
Fiscal Year Ending March 31,	Leases	Leases

2007	$2,749	$1,500
2008	1,997	1,298
2009	1,407	1,194
2010	352	740
2011	11	734
Thereafter	—	5,296

Total minimum payments	6,516	$10,762

Less: Interest	(499)

	6,017
Less: current portion	(2,255)

	$3,762

      Rent expense for fiscal years ended March 31, 2006, 2005, and 2004 amounted to $1.5 million, $2.8 million and $2.6 million, respectively.
      As of March 31, 2006 and 2005, IXYS had cash deposits with financial institutions of $313,000 and $155,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on the Company’s balance sheets.
      As of March 31, 2006, IXYS is committed to purchase approximately $18.9 million of inventory from suppliers of IXYS.
      IXYS Corporation guarantees the $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At March 31, 2006, there were approximately $4.5 million of open letters of credit to support inventory purchases.

Legal Proceedings:
      IXYS currently is involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on the Company’s financial condition, results of operations and cash flows.

International Rectifier
      On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contended that IXYS’s alleged infringement of International Rectifier’s patents had been and continued to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’s power MOSFETs and IGBTs infringed certain claims of each of three International Rectifier U.S. patents.
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

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which we believe is inconsistent with the conclusion that the 699 patent is infringed. The U.S. District Court awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products after September 30, 2005. The U.S. District Court also issued a permanent injunction barring IXYS from selling or distributing the infringing products. The enforcement of the damages award and the injunction have been temporarily stayed by the Federal Circuit Court and IXYS has sought a permanent stay, the granting of which is uncertain. If the permanent stay is not granted, IXYS will have to either pay into escrow or bond the damages award and cease sale of the purportedly infringing products.
      There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages or the injunction awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows. Management has not accrued any amounts for damages in the accompanying balance sheets for the International Rectifier matter described above based on its conclusion that it is less than probable that IXYS will lose on appeal.

Lojack
      On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., now a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly.
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
      Under Massachusetts law, a jury’s award is increased for pre-judgment interest. The Court determined the method for calculating the pre-judgment interest and, at March 31, 2006, it was $6.2 million. In addition,

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest.
      Clare sought post-trial relief from the trial court and, if necessary, intends to file an appeal. The trial court has yet to rule on Clare’s post-trial motions. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
      IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows. IXYS recorded an additional $42.8 million in litigation provision during the year ended March 31, 2006, which amount includes interest and attorneys’ fees in addition to the jury’s award. The $42.8 million provision was booked in the last two quarters of fiscal 2006. A charge of $51.5 million was recorded in the quarter ended December 31, 2005 and a credit adjustment of $8.7 million was recorded in the quarter ended March 31, 2006 based on the judgment entered by the Court. While the ultimate amount payable in the LoJack litigation may be less than the aggregate accrual of $43.6 million, there can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

7.	Stockholders’ Equity:

Stock Purchase and Stock Option Plans:
      IXYS has the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) under which stock options may be granted for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years, the initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan vests over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value.
      Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 9.6 million shares. The Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date.
      During the fiscal 2006, the Company awarded 10,000 shares to directors from the plans.
      Stock option activity under the Plans is summarized below (in thousands, except share and per share data):

		Options Outstanding

							Weighted Average
	Shares Available	Number of	Exercise Price				Exercise Price
	for Grant	Shares	Per Share			Total	Per Share

Balances, March 31, 2003	2,701,792	4,985,011				$30,462	$6.11
Options assumed		25,741	$1.83	-	$3.66	$87	$3.38
New shares authorized	1,000,000
Options granted	(746,000)	746,000	$6.75	-	$10.63	$6,313	$8.46
Options exercised		(232,862)	$1.02	-	$7.73	$(843)	$3.62
Options cancelled	185,676	(185,676)	$3.63	-	$31.54	$(2,314)	$12.46
Options expired	27,650	(27,650)	$3.63	-	$29.50	$(309)	$11.18

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding

							Weighted Average
	Shares Available	Number of	Exercise Price				Exercise Price
	for Grant	Shares	Per Share			Total	Per Share

Balances, March 31, 2004	3,169,118	5,310,564				$33,396	$6.29
New shares authorized	1,000,000
Options granted	(453,000)	453,000	$6.65	-	$9.15	$3,687	$8.14
Options exercised		(480,751)	$1.69	-	$7.38	$(1,551)	$3.23
Options cancelled	61,640	(61,640)	$4.64	-	$31.54	$(560)	$9.09
Options expired	20,100	(24,098)	$2.16	-	$19.00	$(247)	$10.25

Balances, March 31, 2005	3,797,858	5,197,075				$34,725	$6.68
New shares authorized	1,000,000
Options granted	(804,000)	804,000	$10.22	-	$15.81	$10,714	$13.33
Options exercised		(1,003,525)	$1.69	-	$13.73	$(4,592)	$4.58
Stock grants	(10,000)	—			—
Options cancelled	74,424	(74,424)	$1.69	-	$36.24	$(526)	$7.06
Options expired	78,634	(78,634)	$3.66	-	$32.30	$(1,140)	$14.50

Balances, March 31, 2006	4,136,916	4,844,492				$39,181	$8.09

      The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding						Options Exercisable

					Weighted Average		Weighted
Exercise Price			Number of	Weighted Average	Exercise Price	Number of	Average Exercise
Per Share			Shares	Contractual Life	Per Share	Shares	Price Per Share

$1.69	-	2.34	718,283	3.5	$2.22	717,248	$2.22
$3.46	-	4.88	893,651	4.0	$3.84	876,382	$3.82
$5.23	-	7.79	1,226,075	6.6	$7.08	924,021	$7.10
$8.01	-	11.70	1,079,059	8.1	$9.41	783,584	$9.60
12.21	-	17.30	727,535	7.7	$14.33	727,535	$14.33
18.44	-	21.36	105,499	3.8	$19.18	105,499	$19.18
28.49	-	36.24	94,390	3.7	$30.40	94,390	$30.40

$1.69	-	36.24	4,844,492	6.0	$8.09	4,228,659	$8.12

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rate	3.76% to 4.08%	3.15% to 3.49%	1.72% to 3.22%
Expected term	4.0 years	4.0 years	4.0 years
Volatility	63%	64%	100%
Dividend yield	0%	0%	0%
      No dividend yield is assumed as IXYS has never paid cash dividends and has no plans to do so.
      The weighted average expected term was calculated based on the vesting period and the expected life of the grant using historic experience. The risk free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options granted to employees during the fiscal years ended March 31, 2006, 2005, and 2004 were $6.68, $3.81 and $8.46, respectively.
      In November 1995, IXYS sold 6,750,395 shares of common stock to certain members of IXYS’s management. The shares were purchased through recourse promissory notes at a purchase price of $0.11 per share. Interest was due on the notes at a rate of 5.79% per annum through September 15, 2000 and 6.25% per annum after that date, with the balance outstanding due in full September 2005. In September 2005, these notes were paid in full.
      In August 2001, IXYS sold 8,250 shares of common stock to a director. The shares were purchased through a recourse promissory note at a purchase price of $3.625 per share. Interest is due on the note at a rate of 6.75% per annum, with the balance outstanding due in full in August 2006. At March 31, 2006, $59,000 was receivable on this note.
      In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan and terminated all prior Paradigm employee stock purchase plans. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. During the year ended March 31, 2006, there were approximately 78,000 shares purchased under the Purchase Plan, leaving 150,000 shares available for purchase under the plan in the future.
      The fair value for the purchase rights issued under the Purchase Plan was determined using the Black-Scholes valuation model with the following weighted average assumptions:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rate	2.42	1.28%	1.02%
Expected life	0.8 years	0.5 years	0.5 years
Volatility	57%	57%	100%
Dividend yield	0%	0%	0%
      The weighted average fair value per share of those purchase rights granted in 2006, 2005 and 2004 was $3.59, $2.66, and $6.16, respectively.
      During fiscal 2006, IXYS accelerated the vesting of the right to purchase 920,250 shares of its common stock pursuant to previously granted stock options. The accelerated options were at an average exercise price of $12.99 and the exercise prices were excess of the closing price on the date of the acceleration. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.

8.	Employee Savings and Retirement Plan:
      IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2006, 2005 and 2004, IXYS contributed $396,000, $407,000, and $378,000, respectively.

9.	Related Party Transactions:
      IXYS owns 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2006 and 2005, IXYS recorded revenues of

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.5 million and $1.5 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2006 and 2005, IXYS purchased $3.1 million and $3.2 million, respectively, from Powersem. At March 31, 2006 and 2005, the accounts receivable balance from IXYS’s sales to Powersem was $143,000 and $117,000, respectively. The accounts payable of IXYS to Powersem, as of March 31, 2006 and 2005, was $129,000 and $133,000, respectively. IXYS loaned Powersem $30,000, interest free in fiscal 2003. The loan was repaid in full on April 12, 2006.
      ABB Ltd. was a principal stockholder of IXYS until December 2004. In fiscal years 2005 and 2004, IXYS generated revenues of $3.6 million and $2.7 million, respectively, from sales of products to ABB and ABB affiliates for use as components in their products. At March 31, 2005 and 2004, the accounts receivable balances from these sales were $535,000 and $704,000, respectively. ABB was not a related party during fiscal 2006.
      Omni Microelectronics, a sales representative company majority owned by S. Joon Lee, was paid sales commissions by Samsung Electronics on $37.1 million and $39.8 million received by Samsung Electronics from the Company in respect of fiscal 2006 and fiscal 2005. Samsung Electronics serves as a wafer foundry for the Company. Mr. Lee is a director of the Company.

10.	Pension Plans:
      IXYS maintains two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31, 2006.

Net Period Pension Cost:
      The net periodic pension expense includes the following components:

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Service cost	$837	$878	$750
Interest cost on projected benefit obligation	1,667	1,713	1,397
Expected return on plan assets	(1,189)	(1,166)	(762)
Recognized actuarial loss	54	118	181

Net periodic pension expense	$1,369	$1,543	$1,566

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status:

	Year Ended March 31,

	2006	2005

	(In thousands)
Change in benefit obligation
Projected benefit obligation at the beginning of the year	$33,774	$30,499
Service cost	837	878
Interest cost	1,667	1,713
Plan participants contribution	173	195
Actuarial (gain) loss	3,453	(96)
Benefits paid	(835)	(976)
Foreign currency adjustment	(2,125)	1,561

Projected benefit obligation at the end of the year	$36,944	$33,774

	Year Ended March 31,

	2006	2005

	(In thousands)
Change in plan assets
Fair value of plan assets at the beginning of the year	$18,035	$13,452
Actual return on plan assets	4,134	1,553
Employer contribution	1,187	1,152
Plan participant contribution	173	195
Benefits paid	(440)	(668)
Foreign currency adjustment	(1,346)	2,351

Fair value of plan assets at the end of the year	$21,743	$18,035

	Year Ended March 31,

	2006	2005

	(In thousands)
Funded status of plan
Plan obligations in excess of plan assets	(15,201)	(15,739)
Unrecognized actuarial loss	3,430	3,128
Net loss	—	381

Accrued benefit	(11,771)	(12,230)
Additional minimum pension liability	(1,805)	—

Pension liability	(13,576)	(12,230)

Other comprehensive income, net of taxes $0.6 million	1,159	—

	Year Ended March 31,

	2006	2005

Assumptions
Discount rate	4.25-5.0%	5.50%
Expected long-term rate of return on assets	3.9-6.8%	4.0-7.0%
Salary scale	1.0-4.0%	1.0-4.4%

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately 69% of the accrued pension liability relates to the German plan and 31% to the United Kingdom plan. The total accumulated benefit obligation at March 31, 2006 was approximately $35.3 million. The Company and its advisors expect a change in the life expectancy assumptions for fiscal 2007. A reasonable portion of the expected change has been considered in the determination of the pension obligation in fiscal 2006 as additional minimum liability.
      The investment policies and strategies for the assets of the plans are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. The Company’s practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets in Germany are held by a separate legal entity. The plan assets do not include securities of the Company. There is an intermediate objective to increase the debt proportion of the assets to approximately 25% of assets by 2007 by investing new contributions in debt and by reducing equity investments.
      The long-term expected rate of return is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class take into account the market conditions on March 31, 2006 and past performance of the asset classes generally.
      IXYS expects to make contributions to the plans of approximately $957,000 in the fiscal year ending March 31, 2007. This contribution is primarily contractual. The allocation of the assets of the plans at the measurement dates was approximately (in thousands):

	Year Ended March 31,

	2006	2005

	(In thousands)
Equity securities	$17,796	$14,348
Debt securities	3,169	3,053
Other	778	634

	$21,743	$18,035

      IXYS expects to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately (in thousands):

Benefit
Payments

Year ended March 31, 2007	$869
Year ended March 31, 2008	1,146
Year ended March 31, 2009	1,110
Year ended March 31, 2010	1,181
Year ended March 31, 2011	1,277
Five fiscal years ended March 31, 2016	8,311

Total benefit payments for the ten fiscal years ended March 31, 2016	$13,894

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes:
      Income (loss) before income tax provision (benefit) consists of the following (in thousands):

	Year Ended March 31,

	2006	2005	2004

Domestic	$(29,608)	$14,829	$(10,810)
International	$16,591	$10,952	$4,737

	$(13,017)	$25,781	$(6,073)

      IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,

	2006	2005	2004

Current:
Federal	$2,995	$(1,121)	$(1,653)
State	$47	$429	$25
Foreign	$4,473	$2,346	$961

	$7,515	$1,654	$(667)
Deferred:
Federal	$(13,018)	$4,735	$(1,740)
State	$(1,168)	$(36)	$98
Foreign	$(240)	$3,186	$668

	$(14,426)	$7,885	$(974)

Total income tax provision (benefit)	$(6,911)	$9,539	$(1,641)

      The reconciliation of IXYS’s effective tax rate differs to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,

	2006	2005	2004

Statutory federal income tax (benefit) rate	(35)%	35%	(35)%
State taxes, net of federal tax benefit	(9)	1	2
Foreign earnings taxed at different rates	5	(3)	6
Swiss benefit	(6)	—	—
ETI & Section 199 deduction	(2)	—	—
Credits	(4)	(3)	—
Valuation allowance	(3)	12	—
Permanent items	(8)	—	—
Tax reserves	20	—	—
True up for prior periods	(10)	—	—
Other	(1)	(5)	—

Effective tax (benefit) rate	(53)%	37%	(27)%

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,

	2006	2005

Deferred tax assets:
Reserves	$6,012	$6,765
Other liabilities and accruals	19,279	2,882

Total short-term deferred tax assets	25,291	9,647
Depreciable assets	506	391
Net operating loss carryforward	24,390	50,621
Credits carryforward	2,441	2,316
Intangibles arising from acquisitions	(1,644)	(1,869)

Net deferred tax asset	$50,984	$61,106
Less: Valuation allowance	(9,383)	(51,670)

	$41,601	$9,436

      IXYS accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company’s management evaluates the recoverability of these net deferred tax assets in accordance with SFAS No. 109. As IXYS generates future taxable income or concludes that sufficient taxable income is reasonably assured based on profitable operations in the appropriate tax jurisdictions where these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in goodwill, non-current intangible assets or income tax expense will be reported in such period. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During the fourth quarter, IXYS recorded certain tax adjustments on deferred tax assets relating to non-utilizable and expiring net operating losses and tax credits, valuation allowance, tax contingency reserves and other temporary items. The impacts of these adjustments are discussed further in this note. At March 31, 2006, IXYS assessed its ability to utilize net operating losses based on positive and negative evidence and correspondingly released valuation allowance for $13.4 million against net operating losses that the Company estimates to be utilizable.
      At March 31, 2006, IXYS had federal net operating loss carryforwards of approximately $60.4 million, of which $48.9 million are subject to the limitations under section 382 of the US tax code resulting from change in ownership. IXYS had net operating loss carryforwards for foreign income tax purposes of approximately $3.2 million. These carryforwards will expire, if not utilized, from fiscal 2007 to 2024 for federal purposes. The Company’s U.S. federal research and development tax credit carryforwards for income tax purposes are approximately $1.4 million. If not utilized, the federal tax credit carryforwards will expire from fiscal 2007 to 2021. Approximately, $10.2 million of the federal net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan. The tax benefit for this deduction is recorded as an increase in additional paid in capital.
      During fiscal 2006, the Company’s valuation allowance decreased by $42.3 million from $51.7 million as of March 31, 2005 to $9.4 million as on March 31, 2006. This was reflected as a reduction in goodwill of $14.0 million, in intangibles of $1.3 million and in income tax expense of $27.0 million. The change in

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation allowance from fiscal 2005 to fiscal 2006 primarily relates to two factors. First, management assessed the release of valuation allowance placed on domestic net operating losses of $13.4 million to be appropriate due to profitable operations. Based on the Company’s income over eight of the last ten years, the Company believes that it can generate adequate taxable income over the next seven years to utilize its net operating losses available during the period. Second, management concluded that $24.4 million in deferred tax assets, consisting of non-utilizable net operating losses due to the limitations under section 382 of the US tax code resulting from change in ownership, should be written off and the corresponding valuation allowance released.
      IXYS’s deferred tax assets have been increased by the tax benefits associated with litigation. These benefits, credited directly to income tax expense, amounted to $17.0 million. There was a corresponding increase to deferred tax asset in fiscal 2006. IXYS evaluates the need for tax contingency reserves at the end of each financial statement reporting period. During the current period, the Company adjusted its tax contingency reserves to $4.4 million related to various tax jurisdictions. IXYS is in the process of implementing tax planning strategies in the form of migrating foreign intellectual property rights to lower tax jurisdictions. This may cause future effective tax rate to fluctuate from year to year. IXYS’s Swiss subsidiary has a tax holiday which expires in 2010. The tax holiday reduced income tax expense by approximately $0.8 million in fiscal 2006 and $0.9 million in fiscal 2005.
      IXYS has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, IXYS would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The deferred tax assets of $41.6 million primarily consist of current tax assets from timing differences between U.S. accounting guidelines and tax laws that more likely than not will be utilized within the next reporting periods, net operating losses carryforwards and tax credits carryforwards.
      Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements as defined in Internal Revenue Code Section 382 and similar state provisions. In the event IXYS has had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

12.	Computation of Net (Loss) Income per Share:
      Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,

	2006	2005	2004

Basic:
Weighted-average shares	33,636	33,093	32,434

Net (loss) income	$(6,106)	$16,242	$(4,432)

Net (loss) income per share	$(0.18)	$0.49	$(0.14)

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,

	2006	2005	2004

Diluted:
Weighted-average shares	33,636	33,093	32,434
Common equivalent shares from stock options and warrants	—	1,992	—

Shares used in per share calculation	33,636	35,085	32,434

Net (loss) income	$(6,106)	$16,242	$(4,432)

Net (loss) income per share	$(0.18)	$0.46	$(0.14)

      In fiscal 2006, there were outstanding options to purchase 2,179,943 shares at a weighted average exercise price of $11.34 that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. In fiscal 2005 and fiscal 2004, there were outstanding options to purchase 619,000 and 5,310,564 shares at weighted average exercise prices of $19.38 and $6.29, respectively that were not included in the computation of net loss per share because their effect was anti-dilutive.

13.	Segment and Geographic Information:
      IXYS has a single operating segment. Our operating segment is comprised of semiconductor products used primarily in power-related applications, including those in motor drives, consumer products and power conversion (among them, uninterruptible power supplies, switch mode power supplies and medical electronics), and in the telecommunications industry. While the Company has separate businesses with discrete financial information, the Company has a single operating decision maker and each of the businesses are highly integrated and have similar economic characteristics. IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Year Ended March 31,

	2006	2005	2004

North America
United States	$79,230	$72,300	$62,061
Europe and the Middle East
Germany	29,258	28,821	24,631
Italy	6,247	7,220	6,954
United Kingdom	17,285	15,947	10,111
Other	30,733	33,281	29,578
Asia Pacific
Korea	30,735	49,990	14,513
China	25,014	16,800	13,565
Japan	7,338	6,711	4,782
Other	13,033	13,479	9,642
Rest of the World	12,614	12,071	11,605

Total	$251,487	$256,620	$187,442

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the revenues for each of IXYS’s product groups for fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended March 31,

	2006	2005	2004

Power semiconductors	$191,105	$195,148	$139,312
Integrated circuits	41,493	40,759	33,058
Systems and RF power semiconductors	18,889	20,713	15,072

Total	$251,487	$256,620	$187,442

      During the year ended March 31, 2006, there was no single customer providing more than 10% of IXYS’s net revenues. During the year ended March 31, 2005 the sales to one customer represented 11.5% of net revenues. There was no single customer providing more than 10% of IXYS’s net revenues for year ended March 31, 2004.
      IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH and IXYS Berlin in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. At March 31, 2006, all recorded goodwill relates to acquired businesses based in the U.S. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s domestic and foreign operations (in thousands):

	Year Ended March 31,

	2006	2005	2004

Net revenues:
Foreign	$98,939	$99,442	$86,533
Domestic	152,548	157,178	100,909

	$251,487	$256,620	$187,442

Net income (loss):
Foreign	$11,900	$6,504	$3,206
Domestic	(18,006)	9,738	(7,638)

	$(6,106)	$16,242	$(4,432)

	March 31,

	2006	2005

Property, plant and equipment, net:
Germany	$13,154	$13,880
Switzerland	885	1,207
Domestic	21,993	8,668
United Kingdom	4,017	4,059

Total property plant and equipment	$40,049	$27,814

IXYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Quarterly Financial Data (unaudited)

Fiscal Year Ended March 31, 2006

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

	(In thousands, except per share amounts)
Net revenues	$64,425	$60,336	$63,385	$63,341
Gross profit	20,382	18,937	21,231	21,145
Operating income (loss)	14,246	(46,230)	7,243	7,732
Net income (loss)	$30,301	$(47,090)	$5,544	$5,139
Basic net income (loss) per share applicable to common stockholder	$0.89	$(1.40)	$0.17	$0.15
Diluted net income (loss) per share applicable to common stockholder	$0.85	$(1.40)	$0.16	$0.14
Weighted average shares used in per share calculation
Basic	34,015	33,593	33,525	33,416
Diluted	35,792	33,593	35,758	35,985

Fiscal Year Ended March 31, 2005

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2005	2004	2004	2004

	(In thousands, except per share amounts)
Net revenues	$69,023	$66,258	$61,385	$59,954
Gross profit	23,169	20,055	19,511	17,175
Operating income	9,043	7,051	6,289	3,246
Net income	$5,789	$4,749	$3,841	$1,863
Basic net income per share applicable to common stockholder	$0.17	$0.14	$0.12	$0.06
Diluted net income per share applicable to common stockholders	$0.16	$0.14	$0.11	$0.05
Weighted average shares used in per share calculation
Basic	33,034	33,076	33,007	32,952
Diluted	35,297	35,012	34,484	35,049

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2006. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective. A material weakness in internal control over financial reporting that led to the conclusion is discussed below.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2006, our internal control over financial reporting was not effective.
      In conducting its assessment, our management concluded that one material weakness existed as of March 31, 2006 as a result of the absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America (“US GAAP”) during the closing process.
      During the closing process, we were unable to support some of our estimates and judgments about non-routine transactions with appropriate analysis. Our initial analysis of goodwill under SFAS 142 was not sufficiently robust to support our conclusions. We drew an inappropriate conclusion regarding the presentation of a non-cash related item of $15.3 million in the cash flow from operating activities of our consolidated statements of cash flows. In connection with the settlement of litigation after the end of a period but prior to filing financial statements with the SEC, we inappropriately concluded that aspects of the settlement should be recorded in a future period, as opposed to being accounted for as a subsequent event that should be reflected in the current period financial statements. As a result of the errant judgment, we understated our accounts payable at March 31, 2006 by $560,000 and overstated our income before income taxes for the quarter ended March 31, 2006 by $560,000.
      Our Audit Committee is aware of the material weakness.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by BDO Seidman, LLP (“BDO”), an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting
      We plan to remedy the material weakness at March 31, 2006 by engaging or employing an additional financial accounting professional with the requisite skills and experience to make estimates and judgments about non-routine transactions consistent with US GAAP during the closing process. We will seek to fill this role by fall 2006. In the interim, we intend to mitigate the material weakness by implementing internal controls for additional secondary reviews of key estimates and judgments relating to non-routine transactions.
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
      To remediate the deficiencies in the number of accounting personnel, we filled a number of positions, some newly designated. We employed an accountant trained in US GAAP at our facilities in Europe. We hired a US GAAP and SEC reporting compliance manager and employed a consolidations manager at the corporate level. We appointed a corporate controller and employed a financial analyst. We trained our domestic and international accounting personnel in US GAAP and in SEC procedures. As a knowledge resource, we purchased access to a reference library commonly used for SEC and US GAAP pronouncements.
      Although we added a number of accounting personnel, in light of the material weakness existing at March 31, 2006, the foregoing material weakness may be viewed as not yet fully remediated. In future filings, we will report only on the efforts to remediate the material weakness extant at March 31, 2006, as it is a subset of the issues resulting in the material weakness related to financial personnel identified at March 31, 2005.
      Regarding the inventory material weakness, we addressed the yield calculation error in Lampertheim, Germany by changing the procedure to calculate yield, and we conducted a thorough review of the standard costs in Lampertheim, Germany to verify that proper United States accounting practices are followed. In addition, we hired an accountant based in our Fremont, California facility who provides additional resources for the preparation of inventory costing and valuation. We also engaged an operations specialist to remediate inventory issues at our Fremont facility. We enhanced and republished a financial policy regarding inventory valuation for all of our operating entities. We implemented new standard cost methodologies at a number of our facilities. After testing, we have concluded that the inventory material weakness has been remediated.
      In respect of our material weakness in our control over the use of spreadsheets, our information technology steering committee determined that a financial reporting tool was required. We acquired the financial reporting tool and engaged consultants to implement the tool. We expect to implement the tool for periods after March 31, 2006. We instituted a policy for the development, implementation, use and review of spreadsheets at all of our divisions and trained our personnel on the policy. We identified our critical spreadsheets and classified them regarding their use and complexity. We implemented secondary review of all critical spreadsheets. After testing, we have concluded that the material weakness has been remediated.
      In remediation of the material weakness in our consolidation process, we appointed a corporate controller and employed a new financial analyst, a consolidations manager and a compliance manager for SEC reporting and GAAP accounting. We reviewed the design of our consolidation process controls for adequacy and implemented appropriate procedures for review and documentation of review. We trained our accounting personnel in the consolidation process, including the transfer of financial data from the divisions to the corporate accounting group. After testing, we have concluded that the material weakness has been remediated.

      We addressed our material weakness in segregation of duties in our purchasing cycle through the redistribution of duties among existing accounting personnel and the assignment of some duties to non-accounting personnel. We redesigned the controls to reflect the redistribution of duties and the involvement of non-accounting personnel. After testing, we have concluded that the material weakness has been remediated.
      Our Audit Committee continues to review whether an internal audit function needs to be established. The Audit Committee is considering the outsourcing of the internal audit function, as well as the use of our personnel to undertake the work.
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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Stockholders of IXYS Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that IXYS Corporation (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
      The Company has an absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America during the closing process.
      The aforementioned material weakness resulted in adjustments to the Company’s fiscal year 2006 annual financial statements. Further, this material weakness could result in material misstatements to the Company’s annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated June 15, 2006 on those consolidated financial statements.

      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2006 and March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the years then ended, and our report dated June 15, 2006 expressed an unqualified opinion thereon.
      We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after March 31, 2006.

BDO Seidman, LLP
San Francisco, California
June 15, 2006

Item 9B.	Other Information
      On January 27, 2006, the Board of Directors awarded S. Joon Lee, a director, $5,000 in recognition for his additional work on behalf of the Company in his capacity as a director of the Company.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Identification of Directors
      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors” in our Proxy Statement for the stockholders meeting following the fiscal year ended March 31, 2006 (the “2006 Proxy Statement”), which information is hereby incorporated by reference.
Identification of Executive Officers
      Reference is made to the information regarding executive officers appearing under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.
Identification of Audit Committee and Financial Expert
      Reference is made to the information regarding Audit Committee members appearing under the heading “Proposal 1 — Election of Directors — Audit Committee” in our 2006 Proxy Statement, which information is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
      Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, which information is hereby incorporated by reference.
Code of Ethics
      Reference is made to the information appearing under the heading “Proposal 1 — Election of Directors — Code of Ethics” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Item 11.	Executive Compensation
      Reference is made to the information appearing under the heading “Executive Compensation” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to information appearing in our 2006 Proxy Statement under the heading “Certain Transactions,” which information is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services
      Reference is made to the information appearing under the heading “Proposal 2 — Ratification of Selection of Independent Auditors — Fees Billed by the Independent Auditors” and “Proposal 2 — Ratification of Selection of Independent Auditors — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statement of Operations for the years ended March 31, 2006, 2005 and 2004

Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2006, 2005 and 2004

Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) and incorporated herein by reference).
10.3		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.4		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kenneth D. Wong (filed on February 11, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.14*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kent P. Loose (filed on February 11, 2005 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.15*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.17*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.18*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.19*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.21*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.22*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.23*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision.
10	.24*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors.
10	.25*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision.
10	.26*	Form of Stock Award Agreement (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.27*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.28*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.29*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.
10	.30*	Summary of outside director compensation.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.
      (b) Exhibits. See Item 15(a)(3) above.
      (c) Exhibits. See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer

Nathan Zommer
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Dated: June 21, 2006
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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 21, 2006

/s/ Uzi Sasson Uzi Sasson	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 21, 2006

/s/ Donald L. Feucht Donald L. Feucht	Director	June 21, 2006

/s/ Samuel Kory Samuel Kory	Director	June 21, 2006

/s/ S. Joon Lee S. Joon Lee	Director	June 21, 2006

/s/ David L. Millstein David L. Millstein	Director	June 21, 2006

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 21, 2006

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) and incorporated herein by reference).

10.3		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.4		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Arnold Agbayani (filed on June 28, 2001 as Exhibit 10.8 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.8*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Kevin McDonough (filed on June 28, 2001 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.9*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.10*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.11*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.12*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kenneth D. Wong (filed on February 11, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.13*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.14*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Kent P. Loose (filed on February 11, 2005 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.15*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.16*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10	.17*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.18*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

10	.19*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.20*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10	.21*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.22*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.23*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision.

10	.24*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors.

10	.25*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision.

10	.26*	Form of Stock Award Agreement (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.27*	Recourse Promissory Note issued to IXYS by Samuel J. Kory, effective as of August 30, 2002 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.29 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.28*	Stock Pledge Agreement by Samuel J. Kory in favor of IXYS, effective as of August 30, 2001 and executed in April 2002 (filed on August 14, 2002 as Exhibit 10.30 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10	.29*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.

10	.30*	Summary of outside director compensation.

21.1		List of Subsidiaries.

23.1		Consent of BDO Seidman, LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney (included on the signature page)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.

31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.

32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.