Form 10-Q
period 2006-06-30
IXYS CORP /DE/
filed 2006-08-09
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 1, 2006 was 34,204,237.

IXYS CORPORATION
FORM 10-Q
June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,069	$78,192
Restricted cash	236	313
Accounts receivable, net of allowances of $3,448 at June 30, 2006 and $2,609 at March 31, 2006	45,640	42,774
Inventories	68,502	60,357
Prepaid expenses and other current assets	6,077	4,121
Deferred income taxes, net	10,492	25,049

Total current assets	203,016	210,806
Property, plant and equipment, net	41,826	40,049
Other assets	5,263	5,099
Deferred income taxes, net	16,699	16,552
Goodwill	7,481	7,481

Total assets	$274,285	$279,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,484	$2,255
Current portion of loans payable	1,090	973
Accounts payable	23,194	20,259
Accrued expenses and other current liabilities	23,795	24,889
Litigation reserve	6,788	43,615

Total current liabilities	57,351	91,991
Capitalized lease obligations, net of current portion	3,811	3,762
Long term loans, net of current portion	10,893	10,685
Pension liabilities	14,015	13,576

Total liabilities	86,070	120,014

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 34,729,728 issued and 34,204,237 outstanding at June 30, 2006 and 34,677,834 issued and 34,152,343 outstanding at March 31, 2006	347	347
Additional paid-in capital	163,134	161,118
Less cost of treasury stock: 525,491 shares at June 30, 2006 and 525,491 shares at March 31, 2006	(4,454)	(4,454)
Notes receivable from stockholders	(58)	(59)
Retained earnings (accumulated deficit)	23,682	(614)
Accumulated other comprehensive income	5,564	3,635

Total stockholders’ equity	188,215	159,973

Total liabilities and stockholders’ equity	$274,285	$279,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2006	2005
	(unaudited)
Net revenues	$67,741	$63,341
Cost of goods sold	45,857	42,196

Gross profit	21,884	21,145

Operating expenses:
Research, development and engineering	5,108	4,156
Selling, general and administrative	12,056	9,257
Release of litigation provision	(36,827)	—

Total operating expenses	(19,663)	13,413

Operating income	41,547	7,732
Other income (expense):
Interest income	774	325
Interest expense	(125)	(15)
Other (expense) income, net	(1,493)	115

Income before income tax	40,703	8,157
Provision for income tax	(16,407)	(3,018)

Net income	$24,296	$5,139

Net income per share—basic	$0.71	$0.15

Weighted average shares used in per share calculation — basic	34,172	33,416

Net income per share—diluted	$0.68	$0.14

Weighted average shares used in per share calculation — diluted	35,575	35,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30,
	2006	2005
	(unaudited)
Net income	$24,296	$5,139
Other comprehensive income:
Unrealized gain on available for sale investment securities, net of taxes of $192	30	—
Foreign currency translation adjustments	1,900	(3,039)

Comprehensive income	$26,226	$2,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$24,296	$5,139
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	2,285	2,409
Provision for receivables allowances	2,640	1,276
Movement in inventory reserves	2,157	265
Movement in litigation provision	(36,827)	—
Stock compensation	537	—
Foreign currency translation on intercompany transactions	151	(608)
Deferred income taxes	15,673	—
Loss on disposal of fixed assets	1	—
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(5,509)	3,789
Inventories	(9,223)	251
Prepaid expenses and other current assets	(1,229)	(3,130)
Other assets	(109)	405
Accounts payable	2,531	(746)
Accrued expenses and other liabilities	(1,608)	2,167
Pension liabilities	(98)	(542)

Net cash (used in) provided by operating activities	(4,332)	10,675

Cash flows from investing activities:
Change in restricted cash	77	(111)
Purchase of investments	(100)	—
Purchase of plant and equipment	(3,032)	(9,881)

Net cash used in investing activities	(3,055)	(9,992)

Cash flows from financing activities:
Principal payments on capital lease obligations	(165)	(1,043)
Proceeds from and repayments of notes payable from bank	—	12,240
Repayment of loans	(215)	—
Proceeds from equity plans	370	1,168
Payments of notes from stockholders	1	235

Net cash (used in) provided by financing activities	(9)	12,600

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,273	(987)

Net (decrease) increase in cash and cash equivalents	(6,123)	12,296
Cash and cash equivalents at beginning of period	78,192	58,144

Cash and cash equivalents at end of period	$72,069	$70,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment, goodwill, and intangible assets, revenue recognition, legal contingencies, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2006 has been derived from the Company’s audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Accounting for Stock-Based Compensation
Stock Purchase and Stock Option Plans:
Stock Option
     IXYS has the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) under which stock options may be granted for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years, the initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vests over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants Net Exercise Options. These options generally vest over a period of 4 years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.
     Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 10.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date.
Employee Stock Purchase Plan
     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. During the quarter ended June 30, 2006, there were approximately 41,000 shares purchased under the Purchase Plan, leaving about 110,000 shares available for purchase under the plan in the future.
Restricted Stock Units
     On May 12, 2006, the Board of Directors of the Company amended the Company’s 1999 Equity Incentive Plan to provide for the grant of Restricted Stock Unit Awards (the “RSUs”). Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSU’s granted typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock.

Stock Compensation:
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements through fiscal 2006.
     Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.
     The fair value of issuances under the Company’s Purchase Plan is estimated on the issuance date by applying the principles of Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model.
     Options currently granted by the Company expire ten years from the grant date. Options granted to employees generally vest over a four-year period from the date of grant.
     Share-based compensation recognized in the quarter ended June 30, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock granted under the Purchase Plan.
     The following table summarizes the effects of share-based compensation recognized on our consolidated statement of income resulting from the application of SFAS No. 123(R) to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock participation plan:

Income Statement Classifications	Three Months Ended June 30
	2006	2005
	(In thousands except per share amounts)
Selling, general and administrative expenses	$537	—

Share-based compensation effect in income before taxes	$537	—
Income taxes [1]	209	—

Net share-based compensation effects in net income	$328	—

Share-based compensation effect on basic earnings per share	$0.01	—

Share-based compensation effect on diluted earnings per share	$0.01	—

Share-based compensation effect on cash flow from operations	$—	—

Share-based compensation effect on cash flow from financing activities	$—	—

1	At a statutory income tax rate of 39%
     During the first quarter of fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards. As of June 30, 2006, there was $2.7 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of options vested during the quarter ended June 30, 2006 was $1.2 million.

     Pro forma information required under SFAS No. 123 for periods prior to the quarter ended June 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Plans and rights to acquire stock granted under the Purchase Plan, was as follows:

Three months ended June 30, 2005
(In thousands except per share amounts)
Net income, as reported	$5,139
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	$(494)

Pro forma net income	$4,645

Reported basic net income per share	$0.15

Pro forma basic net income per share	$0.14

Reported diluted net income per share	$0.14

Pro forma diluted net income per share	$0.13

     The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the first quarter of fiscal 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Three months ended June 30,		Three months ended June 30,
	2006	2005[1]	2006	2005[1]
Weighted average estimated fair value of grant per share	$4.50	$7.30	$2.40	$3.30
Risk-free interest rate	5.1%	3.8%	4.2%	2.0%
Expected term (in years)	3.7	4.0	0.5	0.5
Volatility	55%	63%	56%	57%
Dividend yield	0%	0%	0%	0%

1	Assumptions used in the calculation of pro forma net income
     The Company estimates the expected term of options granted based on the historical average period over which the options are exercised by employees. The Company estimates the volatility of our common stock on historical volatility measures. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     The Company recognizes the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of IXYS’s common stock on the date of grant.

     The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as they immediately vest.
     Stock option activity under the Company’s equity incentive plans for the quarter ended June 30, 2006 is summarized below (in thousands, except per share data:

		Options Outstanding				Weighted Average
	Shares Available	Number of	Exercise Price		Intrinsic[1]	Exercise Price
	for Grant	Shares	Per Share		Value	Per Share
Balances, March 31, 2006	4,136,916	4,844,492	$1.69 - $36.24			$8.09
New shares authorized	1,000,000
Net exercise options granted	(15,000)	15,000	$9.73			$9.73
Restricted stock units	(103,000)	103,000	$9.73	[2]
Stock bonus granted	(5,000)	—	$9.73	[2]
Options exercised		(6,107)	$3.625- $6.75		$35	$3.93
Options cancelled	—	—				—
Options expired	76	(97,860)	$2.161- $3.66			$3.40

Balances, June 30, 2006	5,013,992	4,858,525	$1.69 - $36.24		$13,456	$8.02
Exercisable, June 30, 2006		4,022,685			$12,611	$8.11

1	These amounts represent the difference between the exercise price and $9.60, the closing price of IXYS stock on June 30, 2006 as reported on the Nasdaq Stock Market, for all in-the-money options outstanding and exercisable options.

2	Represents fair market value on the date of grant.
     The weighted average remaining life of options outstanding and options exercisable as at June 30, 2006 is 6.01 years and 5.53 years, respectively.
     The restricted stock units granted in the quarter ending June 30, 2006 vest over four years, and no shares were vested at that date.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
	(unaudited)
Raw materials	$18,784	$16,648
Work in process	33,344	28,583
Finished goods	16,374	15,126

Total	$68,502	$60,357

4. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2006	2005
	(unaudited)
Basic:
Weighted-average shares outstanding for the period	34,172	33,416

Net income available for common stockholders	$24,296	$5,139

Net income available for common stockholders per share	$0.71	$0.15

Diluted:
Weighted-average shares outstanding for the period	34,172	33,416
Net effective dilutive stock options based on treasury method using average market price	1,403	2,569

Shares used in computing per share amounts	35,575	35,985

Net income per share available for common stockholders	$24,296	$5,139

Net income per share	$0.68	$0.14

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	1,443	827

5. Borrowing Arrangements
     In fiscal 2006, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at June 30, 2006 was 3.811%.
     Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $209,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity, in each case, for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2006, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
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
     The net periodic pension expense includes the following components:

	Three Months Ended June 30,
	2006	2005
	(unaudited)
Service cost	$199	$220
Interest cost on projected benefit obligation	458	429
Expected return on plan assets	(388)	(309)
Curtailment or settlement (gain)	—	(172)
Recognized actuarial loss	12	13

Net periodic pension expense	$281	$181

     IXYS expects to make contributions to the plans of approximately $957,000 in the fiscal year ending March 31, 2007. This contribution is primarily contractual.

7. Segment Information
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

	Three Months Ended June 30,
	2006	2005
	(unaudited)
North America
United States	$21,418	$20,094
Europe and the Middle East
Germany	8,612	6,943
Italy	1,716	1,820
United Kingdom	4,897	3,936
Other	8,331	8,616
Asia Pacific
Korea	4,349	9,107
China	8,550	5,119
Japan	2,051	1,695
Other	4,803	2,722
Rest of the world	3,014	3,289

Total	$67,741	$63,341

     The following table sets forth net revenues for each of IXYS’s product groups for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
	(unaudited)
Power Semiconductors	$50,142	$47,827
Integrated Circuits	13,079	10,536
Systems and RF Power Semiconductors	4,520	4,978

Total	$67,741	$63,341

8. Commitments and Contingencies
Legal Proceedings:
     We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which we believe is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. On July 14, 2006, the Federal Circuit vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. The jury’s verdict is not abrogated by virtue of the Federal Circuit’s action. The U.S. District Court may be expected to enter another judgment reflecting the jury’s determination of damages. IXYS intends to appeal any judgment against it or injunction barring IXYS from selling or distributing products. In absence of a stay from the Federal Circuit, IXYS will have to either pay into escrow or bond the damages award and, in the event of an injunction issuing, cease sale of the purportedly infringing products.
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
LoJack
     On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., now a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. The trial commenced on January 30, 2006. On February 8, 2006, the jury awarded LoJack $36.7 million in damages. On July 20, 2006, the Superior Court reduced LoJack’s damages to $4 million.
     Under Massachusetts law, a damage award is increased for pre-judgment interest. The Superior Court determined the method for calculating the pre-judgment interest and, at June 30, 2006, it was $2.1 million. In addition, the Superior Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest.
     On August 4, 2006, Lojack filed a notice with the Superior Court of a motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. LoJack has stated that it will appeal if its motion is unsuccessful. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows. IXYS released $36.8 million from the litigation provision during the quarter ended June 30, 2006 to reflect a net accrual of $6.8 million at that date, which amount includes interest and attorneys’ fees in addition to the reduced damage award. There can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

Other Commitments and Contingencies:
     The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of June 30, 2006 and 2005.
9. Foreign Exchange Forward Contracts
     The Company or its subsidiaries occasionally enter into foreign exchange forward contracts to economically hedge foreign exchange exposure risk related to certain foreign currency cash balances. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in consolidated net income under other expenses, net. Period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. At June 30, 2006, one 14 day forward contract with a notional amount of $2.5 million was outstanding.
10. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006.
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to our financial position and results of operations.
11. Accounting Pronouncements Adopted in the Period
     Beginning April 2006, the Company adopted SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.
     In the first quarter of 2007, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this Statement did not affect the Company’s Unaudited Condensed Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     Effective April 1, 2006, the Company adopted SFAS No. 123 (R), which requires the Company to measure the cost of employee services received in exchange for all equity awards. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in Item 1A of Part II of this Form 10-Q. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Risk Factors” in Item 1A of Part II of this Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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
     Over the past two quarters, our revenues from the sale of integrated circuits have increased significantly in percentage terms, while our revenues from the sale of power semiconductors have increased more modestly. Distribution revenues increased during the past two quarters as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from power semiconductors for the consumer products market, which are typically purchased directly from us, moderated. Research and development expenses increased in the June 2006 quarter to $5.1 million, with an increased emphasis on new product development, and are expected to remain in this range over the next few quarters. Selling, general and administrative expenses increased during the past two quarters, in large part due to increasing costs of compliance with laws and regulations. We are currently experiencing limits on our production capacity for some of the products we fabricate. During the past two quarters, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 48% of our revenues in the first three months of fiscal 2007 and 38% of our revenues in the first three months of fiscal 2006 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $65,000 in the first three months of fiscal 2007 and $111,000 in the first three months of fiscal 2006.
     We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other current liabilities.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first three months of fiscal 2007 and 2006 approximately $324,000 and $42,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.
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
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $5.6 million in inventory of our products on hand at June 30, 2006. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2006 (in thousands):

Balance at March 31, 2006	$453
Additions	1,536
Deductions	(1,142)

Balance at June 30, 2006	$847

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
     We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. Recently, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis. The increase in inventory increases the possibility of obsolescence. If our projected demand is over estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We perform an analysis of inventories and compare the sales for the preceding two years. To the extent we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a reserve for excess inventories. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different.
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
     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2006	$19,377
Sale of excess inventory	(1,008)
Scrap of excess inventory	(1,382)
Additional accrual of excess inventory	2,155

Balance at June 30, 2006	$19,142

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 9,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because our products generally do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the sale or scrapping of excess inventory.

     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At June 30, 2006, our lower of cost or market reserve was $474,000.
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
     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at June 30, 2006 of approximately $6.8 million related to our litigation with LoJack Corporation.
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

     Share-based compensation. In the first quarter of 2007, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during the first quarter of fiscal 2007 was $537,000.
     Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We estimate stock volatility based on historical volatility. We estimated the expected life based on the historical data of option exercises. If we determined another method to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.
     In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which will be forfeited. Differences between the estimated forfeiture rates and the actual forfeiture rates will require adjustments to be made in the financial statements. These adjustments will affect our selling, general and administrative expenses. The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006.
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.
Accounting Pronouncements Adopted in the Period
     Beginning April 2006, we adopted SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
     In the first quarter of 2007, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this Statement did not affect our Unaudited Condensed Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     Effective April 1, 2006, we adopted SFAS No. 123 (R), which requires us to measure the cost of employee services received in exchange for all equity awards. See Part I, Item I, Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Results of Operations — Three Months Ended June 30, 2006 and 2005
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
		% increase from
	2006	2005 to 2006	2005
Net revenues	$67,741	6.9%	$63,341
Cost of goods sold	45,857	8.7%	42,196

Gross profit	$21,884	3.5%	$21,145

Operating expenses:
Research, development and engineering	$5,108	22.9%	$4,156
Selling, general and administrative	12,056	30.2%	9,257
Release of litigation provision	(36,827)	nm	—

Total operating expenses	$(19,663)	-246.6%	$13,413

nm — Not meaningful
     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2006	2005
	% of Net	% of Net
	Revenues	Revenues
Net revenues	100.0%	100.0%
Cost of goods sold	67.7%	66.6%

Gross profit	32.3%	33.4%

Operating expenses:
Research, development and engineering	7.5%	6.6%
Selling, general and administrative	17.8%	14.6%
Release of litigation provision	-54.4%	—

Total operating expenses	-29.1%	21.2%

Operating income	61.4%	12.2%
Other income (expense), net	-1.2%	0.7%

Income before income tax	60.2%	12.9%
Provision for income tax	24.2%	4.8%

Net income	36.0%	8.1%

Net Revenues.
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended June 30,
		% change in
		Revenues 2005 to
	2006	2006	2005
	(000)		(000)
Power Semiconductors	$50,142	4.8%	$47,827
Integrated Circuits	13,079	24.1%	10,536
Systems and RF Power Semiconductors	4,520	-9.2%	4,978

Total Revenues	$67,741		$63,341

     The following tables set forth the units and average selling prices, or ASPs for the fiscal periods indicated:
ASPs

	Three Months Ended June 30,
		% change in
		ASP from 2005
	2006	to 2006	2005
Power Semiconductors	$2.18	-9.2%	$2.40
Integrated Circuits	$0.50	-46.2%	$0.93
Systems and RF Power Semiconductors	$10.81	-6.6%	$11.58
Units

	Three Months Ended June 30,
		% change in
		units from 2005
	2006	to 2006	2005
	(000)		(000)
Power Semiconductors	23,035	15.8%	19,895
Integrated Circuits	26,232	130.3%	11,388
Systems and RF Power Semiconductors	418	-2.8%	430

Total Units	49,685		31,713

     The 6.9% increase in net revenues in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 reflects increased sales in ICs and power semiconductors. The increase in the ICs was primarily due to an increase in sales of application specific integrated circuits, or ASICs, of approximately $1.5 million. The increase in the power semiconductor group was broad-based, led by an increase of $3.4 million in sales of rectifiers and thyristors principally to industrial and commercial markets, partially offset by a decline in the sales of power semiconductors for plasma displays. Revenues from the sale of systems and RF power semiconductors in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 decreased by 9.2% primarily because of a decrease in the sale of RF power semiconductors of $910,000, due to competitive pressures.
     The decrease in the ASPs of power semiconductors, integrated circuits and systems and RF power semiconductors primarily occurred as a result of changes in the mix of products sold and the erosion of prices that is common in the semiconductor industry. Comparing the quarter ended June 30, 2005 to the quarter ended June 30, 2006, units increased principally due to increased shipments of power semiconductors for industrial applications and ICs for consumer products market.
     For the quarter ended June 30, 2006, sales to customers in the United States represented approximately 31.6% and sales to international customers represented approximately 68.4% of our net revenues. Of our international sales, approximately 50.9% were derived from sales in Europe and the Middle East, approximately 42.7% were derived from sales in Asia and approximately 6.4% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2005, sales to customers in the United States represented approximately 31.7% and sales to international customers represented approximately 68.3% of our net revenues. Of our international sales, approximately 49.3% were derived from sales in Europe and the Middle East, approximately 43.1% were derived from sales in Asia and approximately 7.6% were derived from sales in the rest of the world.

Gross Profit.
     Gross profit margin decreased to 32.3% in the three months ended June 30, 2006 from 33.4% in the three months ended June 30, 2005, principally because of the changes in the product mix, as revenues shifted towards industrial and telecom applications and away from consumer products applications. The increase in gross profit expressed in dollars in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily the result of the 56.7% increase in number of units sold, over the number of units sold in the three months ended June 30, 2005.
Research, Development and Engineering.
     For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, research, development and engineering expenses increased by $952,000, principally due to an increased spending for design, layout and testing of integrated circuits and increased headcount.
Selling, General and Administrative.
     For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, selling, general and administrative expenses increased by $2.8 million, primarily due to an increase in professional and consulting fees for regulatory compliance.
Litigation Provision.
     For the quarter ended June 30, 2006, we released $36.8 million from our litigation provision. As a result, a total liability of $6.8 million has been accrued for in respect of the potential loss for Lojack litigation See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of this litigation matter.
Other (Expense) Income, Net.
     Other expense, net in the quarter ended June 30, 2006 was $844,000, as compared to other income, net of $425,000 in the quarter ended June 30, 2005. Other expense, net during the quarter ended June 30, 2006 consisted principally of losses associated with changes in foreign currency rates. Other income, net during the quarter ended June 30, 2005 was primarily comprised of interest income, net.
Provision for Income Tax.
     In the quarter ended June 30, 2006, the provision for income tax reflected an effective tax rate of 40.3%, as compared to an effective tax rate of 37.0% in the quarter ended June 30, 2005. The effective tax rate increased during the June 2006 quarter from that of the June 2005 quarter largely due to a reduction in research and development and other tax credits available.
Liquidity and Capital Resources
     At June 30, 2006, cash and cash equivalents of $72.1 million were 7.8% less than the $78.2 million at March 31, 2006.
     Net cash used in operating activities in the three months ended June 30, 2006 was $4.3 million, as compared net cash provided by operating activities of $10.7 million in the three months ended June 30, 2005. Net accounts receivable increased by $2.9 million, or 6.7%, from March 31, 2006 to June 30, 2006, primarily due to the timing of revenues. Our net inventories at June 30, 2006 increased $8.1 million, or 13.5%, from March 31, 2006 principally to meet our customers’ demand for shorter lead times. Our accounts payable at June 30, 2006 increased by $2.9 million or 14.5%, from accounts payable at March 31, 2006, primarily because of the increase in inventories.
     We used $3.1 million in net cash for investing activities during the three months ended June 30, 2006, as compared to $10.0 million during the three months ended June 30, 2005. The principal use of cash for investing activities is capital expenditures. During the three months ended June 30, 2006, we spent $3.3 million on capital expenditures.
     For the three months ended June 30, 2006, net cash used in financing activities was $9,000 as compared to net cash provided by financing activities of $12.6 million in the three months ended June 30, 2005. During the 2005 period, we borrowed about $12 million.

     In addition to cash flow from operations, another potential source of liquidity is borrowings under existing lines of credit. At June 30, 2006, we had available credit of $871,000.
     At June 30, 2006, our debt, consisting of capital lease obligations and loans payable, was $18.3 million, representing 25.3% of our cash and cash equivalents and 9.7% of our stockholders equity.
     As of June 30, 2006, we had $72.1 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the jury’s damage award of at least $6.2 million awarded to International Rectifier and the potential loss of $6.8 million or more in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2006. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective. A material weakness in internal control over financial reporting that led to the conclusion is discussed below.
Material Weaknesses
     In conducting its assessment, our management concluded that one material weakness existed as of March 31, 2006 as a result of the absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America (“US GAAP”) during the closing process. This material weakness was not remedied at June 30, 2006.
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
     Our Audit Committee has decided not to establish an internal audit function at this time, in light of the need to apply the Company’s limited resources to other matters.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all errors and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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
     The information set forth in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
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
IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. After a trial in September and October 2005, the U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products, by implication, from September 30, 2005. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. Although the U.S. Court of Appeals for the Federal Circuit vacated the judgment and the injunction and remanded the matter to the U.S. District Court, the U.S. District Court may be expected to enter another judgment reflecting the jury’s damage award, and the U.S. District Court may again issue the injunction. IXYS intends to appeal the damage award and any injunction. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain.
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
     In addition, our subsidiary, Clare, Inc. was sued in a Superior Court in the state of Massachusetts in 2003 over a dispute between it and LoJack Corporation relating to a contract for the design, development and purchase of application specific integrated circuits and assemblies. On February 8, 2006, the jury found that Clare was liable for damages in the amount of $36.7 million. On July 20, 2006, the Superior Court reduced the damages award to $4 million.
     Under Massachusetts law, a jury’s award is increased for pre-judgment interest. The Superior Court determined the method for calculating the pre-judgment interest and, at June 30, 2006, it was $2.1 million. In addition, the Superior Court determined the attorney’s fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys fees and costs, at the rate of 12% per annum simple interest.
     On August 4, 2006, LoJack filed a notice with the Superior Court of motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. LoJack has stated that it will appeal if its motion is unsuccessful. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take several months or even years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our aggregate accrual of $6.8 million is sufficient for any actual losses that may be incurred as a result of this litigation.

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
     The semiconductor industry has been characterized by periodic limitations on production capacity. We are currently experiencing limits on production capacity for some of the products we fabricate. Although we may be able to obtain the capacity necessary to meet present demand, if we are unable to increase our production capacity to meet possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.
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
     During the closing process, we were unable to support some of our estimates and judgments about non-routine transactions with appropriate analysis. Our initial analysis of goodwill under SFAS 142 was not sufficiently robust to support our conclusions. We drew an inappropriate conclusion regarding the presentation of a non-cash related item of $15.3 million in the cash flow from operating activities of our consolidated statements of cash flows. In connection with the settlement of litigation after the end of a period but prior to filing financial statements with the Securities and Exchange Commission, or SEC, we inappropriately concluded that aspects of the settlement should be recorded in a future period, as opposed to being accounted for as a subsequent event that should be reflected in the current period financial statements. As a result of the errant judgment, we understated our accounts payable at March 31, 2006 by $560,000 and overstated our income before income taxes for the quarter ended March 31, 2006 by $560,000.
     We have not concluded that this material weakness was remediated at June 30, 2006. Existence of this material weakness or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management further determined that our disclosure controls and procedures were not effective as of June 30, 2006. See Item 4 of Part I, “Controls and Procedures,” in this Quarterly Report on Form 10-Q.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of August 1, 2006, approximately 20% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:
▪	accounting for stock-based compensation

▪	accounting for income taxes

▪	accounting for business combinations and related goodwill
     In particular, the FASB recently issued SFAS 123(R) which requires the measurement of all stock based compensation to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in our consolidated statements of income. We were required to adopt SFAS 123(R) in the first quarter of fiscal year 2007. The adoption of SFAS 123(R) had an adverse effect on our reported financial results. In the future it may significantly adversely affect our reported financial results and may impact the way in which we conduct our business. It could result in increased employee turnover if we are unable to provide competitive compensation to our employees. Please refer to Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the adoption of SFAS 123(R).
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
     Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.
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
Date: August 9, 2006

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