Form 10-Q
period 2006-09-30
IXYS CORP /DE/
filed 2006-11-07
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Yes ☐            No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 1, 2006 was 33,624,483

IXYS CORPORATION
FORM 10-Q
September 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,655	$78,192
Restricted cash	281	313
Accounts receivable, net of allowances of $3,589 at September 30, 2006 and $2,609 at March 31, 2006	45,434	42,774
Inventories	76,550	60,357
Prepaid expenses and other current assets	4,938	4,121
Deferred income taxes, net	10,423	25,049

Total current assets	204,281	210,806
Property, plant and equipment, net	44,912	40,049
Other assets	5,068	5,099
Deferred income taxes, net	16,808	16,552
Goodwill	7,481	7,481

Total assets	$278,550	$279,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,538	$2,255
Current portion of loans payable	1,128	973
Accounts payable	24,516	20,259
Accrued expenses and other current liabilities	26,455	24,889
Litigation reserve	6,971	43,615

Total current liabilities	61,608	91,991
Capitalized lease obligations, net of current portion	4,058	3,762
Long term loans, net of current portion	10,799	10,685
Pension liabilities	14,211	13,576

Total liabilities	90,676	120,014

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 34,754,924 issued and 33,584,733 outstanding at September 30, 2006 and 34,677,834 issued and 34,152,343 outstanding at March 31, 2006	347	347
Additional paid-in capital	163,764	161,118
Less cost of treasury stock: 1,170,191 shares at September 30, 2006 and 525,491 shares at March 31, 2006	(10,130)	(4,454)
Note receivable from stockholder	—	(59)
Retained earnings/(accumulated deficit)	27,470	(614)
Accumulated other comprehensive income	6,423	3,635

Total stockholders’ equity	187,874	159,973

Total liabilities and stockholders’ equity	$278,550	$279,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net income per share)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net revenues	$71,875	$63,385	$139,616	$126,726
Cost of goods sold	49,755	42,154	95,612	84,350

Gross profit	22,120	21,231	44,004	42,376

Operating expenses:
Research, development and engineering	4,921	4,083	10,029	8,239
Selling, general and administrative	10,828	9,905	22,884	19,162
Litigation provision (credit)	183	—	(36,644)	—

Total operating expenses	15,932	13,988	(3,731)	27,401

Operating income	6,188	7,243	47,735	14,975
Other income (expense):
Interest income	734	477	1,508	802
Interest expense	(346)	(122)	(471)	(137)
Other (expense) income, net	(188)	431	(1,681)	546

Income before income tax	6,388	8,029	47,091	16,186
Provision for income tax	(2,600)	(2,485)	(19,007)	(5,503)

Net income	$3,788	$5,544	$28,084	$10,683

Net income per share—basic	$0.11	$0.17	$0.82	$0.32

Weighted average shares used in per share calculation — basic	33,929	33,525	34,051	33,470

Net income per share—diluted	$0.11	$0.16	$0.79	$0.30

Weighted average shares used in per share calculation — diluted	35,124	35,758	35,326	35,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$3,788	$5,544	$28,084	$10,683
Other comprehensive income:
Unrealized gain on available for sale investment securities, net of taxes of $69 and $261 for the three and six months	52	—	81	—
Foreign currency translation adjustments	807	(433)	2,707	(3,486)

Total comprehensive income	$4,647	$5,111	$30,872	$7,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$28,084	$10,683
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	5,080	4,586
Provision for receivables allowances	4,881	2,828
Movement in inventory reserves	1,757	928
Movement in litigation provision	(36,644)	—
Stock compensation	1,092	—
Foreign currency translation on intercompany transactions	139	(915)
Deferred income taxes	15,482	(5)
(Gain) on investments	(282)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(6,709)	(2,498)
Inventories	(16,324)	749
Prepaid expenses and other current assets	(430)	454
Other assets	106	683
Accounts payable	3,576	(90)
Accrued expenses and other liabilities	905	6,968
Pension liabilities	(137)	(472)

Net cash provided by operating activities	576	23,899

Cash flows from investing activities:
Change in restricted cash	31	44
Purchase of investments	(100)	—
Proceeds from sale of investments	328	—
Purchase of plant and equipment	(6,619)	(15,822)

Net cash used in investing activities	(6,360)	(15,778)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,810)	(1,630)
Proceeds from loans	—	12,061
Repayment of loans	(426)	—
Purchase of treasury stock	(5,676)	(2,531)
Proceeds from equity plans	433	2,149
Collection on note from stockholders	59	306

Net cash (used in) provided by financing activities	(7,420)	10,355

Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,667	(1,043)

Net (decrease) increase in cash and cash equivalents	(11,537)	17,433
Cash and cash equivalents at beginning of period	78,192	58,144

Cash and cash equivalents at end of period	$66,655	$75,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment, goodwill, and intangible assets, revenue recognition, legal contingencies, income tax and pension liabilities. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2006 has been derived from the Company’s audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Accounting for Stock-Based Compensation
Stock Purchase and Stock Option Plans:
Stock Option
     IXYS has the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) under which stock options may be granted for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The Board of Directors has the, full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants Net Exercise Options. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.
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
Employee Stock Purchase Plan
     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85.0% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15.0% of an employee’s eligible compensation. No shares were purchased during the quarter ended September 30, 2006, leaving about 110,000 shares available for purchase under the plan in the future.
Restricted Stock Units
     On May 12, 2006, the Board of Directors of the Company amended the Company’s 1999 Equity Incentive Plan to provide for the grant of Restricted Stock Unit Awards (“RSUs”). Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company continued issuing restricted stock units to employees and directors under the plan during the quarter ended September 30, 2006.
Stock Bonuses
     Under the Plans, IXYS may also award shares of common stock as stock bonuses.

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
     Share-based compensation recognized in the three and six months period ended September 30, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock under the Purchase Plan.
     The following table summarizes the effects of share-based compensation recognized on our consolidated statement of income resulting from the application of SFAS No. 123(R) to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s employee Purchase Plan:
Income Statement Classifications

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Selling, general and administrative expenses	$555	—	$1,092	—

Share-based compensation effect in income before taxes	555	—	1,092	—
Income taxes [1]	217	—	426	—

Net share-based compensation effects in net income	$338	—	$666	—

Share-based compensation effect on basic earnings per share	$0.01	—	$0.02	—

Share-based compensation effect on diluted earnings per share	$0.01	—	$0.02	—

Share-based compensation effect on cash flow from operations	$—	—	$—	—

Share-based compensation effect on cash flow from financing activities	$—	—	$—	—

1	Estimated at a statutory income tax rate of 39%
     During the three and six months ended September 30, 2006, no tax benefit was realized for the tax deduction from option exercises and other awards. As of September 30, 2006, there were $2.7 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

     Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Plans and rights to acquire stock granted under the Purchase Plan, was as follows:

	Three Months	Six Months
	Ended	Ended
	September 30, 2005
	(In thousands except per share amounts)
Net income, as reported	$5,544	$10,683
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(4,390)	(4,610)

Pro forma net income	$1,154	$6,073

Reported basic net income per share	$0.17	$0.32

Pro forma basic net income per share	$0.03	$0.18

Reported diluted net income per share	$0.16	$0.30

Pro forma diluted net income per share	$0.03	$0.17

     The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the second quarter of fiscal 2006 and 2005, and the first half of 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan[2]
	Three months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2006	2005[1]	2006	2005[1]	2006	2005[1]
Weighted average estimated per share fair value of grant	$3.92	$5.33	$4.21	$6.68	$2.40	$3.30
Risk-free interest rate	4.8%	4.1%	4.9%	3.9%	4.2%	2.0%
Expected term (in years)	3.7	4.0	3.7	4.0	0.5	0.5
Volatility	52.0%	63.0%	54.0%	63.0%	56.0%	57.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

1	Assumptions used in the calculation of fair value according to original provisions of SFAS No. 123.

2	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
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
     The Company recognizes the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of IXYS’s common stock on the date of grant. A total of 48,000 and 151,000 restricted stock units were granted during the three and six month periods ended September 30, 2006 respectively. The weighted average fair value of the restricted stock granted in the three and six months period ended September 30, 2006 was $8.96 and $9.48, respectively.

     The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as such stock bonuses are vested immediately. A total of 5,000 and 10,000 shares were granted as stock bonus during the three and six month periods ended September 30, 2006 respectively. The weighted average fair value of the stock bonus granted in the three and six months period ended September 30, 2006 was $8.94 and $9.34, respectively.
     Stock option activity under the Company’s equity incentive plans for the quarter ended September 30, 2006 is summarized below:

	Shares	Options Outstanding			Weighted Average
	Available for	Number of	Exercise Price	Intrinsic	Exercise Price Per
	Grant	Shares	Per Share	Value[1]	Share
				(000)
Balances, March 31, 2006	4,136,916	4,844,492	$1.69 - $36.24		$8.09
New shares authorized	1,000,000
Net exercise options granted	(30,000)	30,000	$8.98- $9.73		$9.36
Options exercised	—	(26,303)	$3.625- $6.75	$143	$3.69
Options cancelled	—	—			—
Options expired	1,058	(98,842)	$2.161- $21.36		$3.58

Total, September 30, 2006	5,107,974	4,749,347	$1.69 - $36.24	$9,505	$7.96
Exercisable, September 30, 2006		4,169,613		$9,241	$8.15

Restricted stock units	(151,000)	151,000	—
Stock bonus granted	(10,000)	—	—

Balance, September 30, 2006	4,946,974

1	Except for options exercised, these amounts represent the difference between the exercise price and $8.39, the closing price of IXYS stock on September 30, 2006 as reported on the Nasdaq Stock Market, for all in-the-money options outstanding and exercisable options. For options exercised during the six months, this is the actual intrinsic value on the date of exercise.
     The weighted average remaining contractual life of options outstanding and options exercisable at September 30, 2006 is 5.82 years and 5.38 years, respectively.
     The restricted stock units granted in the six months ending September 30, 2006 vest over four years, and no shares were vested at that date.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30, 2006	March 31, 2006
	(unaudited)
Raw materials	$22,408	$16,648
Work in process	38,628	28,583
Finished goods	15,514	15,126

Total	$76,550	$60,357

4. Other assets
     At September 30, 2006, other assets include equity securities held as available for sale of $2.6 million, long term equity investments of $ 1.4 million and intangible assets acquired in prior acquisitions of $524,000. Investments available for sale have been stated at their fair value as at September 30, 2006. The gain on sale of these investments for the three and six months ended September 30, 2006 was $ 80,000. Long term equity investments are accounted for under the equity method of accounting. At March 31, 2006, other assets included $2.4 million of investments available for sale, $1.1 million of long term equity investments and intangible assets acquired in prior acquisitions of $782,000.

5. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
BASIC:
Weighted average shares outstanding for the period	33,929	33,525	34,051	33,470
Net income available for common stockholders	$3,788	$5,544	$28,084	$10,683

Net income available for common stockholders per share	$0.11	$0.17	$0.82	$0.32

DILUTED:
Weighted average shares outstanding for the period	33,929	33,525	34,051	33,470
Net effective dilutive stock options based on treasury stock method using average market price	1,195	2,233	1,275	2,401

Shares used in computing per share amounts	35,124	35,758	35,326	35,871

Net income available for common stockholders	$3,788	$5,544	$28,084	$10,683

Net income per share available for common stockholders	$0.11	$0.16	$0.79	$0.30

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	1,621	1,034	1,407	931

Basic earnings per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed issuance of stock under the stock purchase plan using the treasury stock method. If the exercise price of an outstanding stock option was equal to or greater than the average market value of the shares of common stock, it was excluded from the computation. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
6. Borrowing Arrangements
     In fiscal 2006, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate to a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at September 30, 2006 was 4.1%.
     Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $212,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity, in each case, for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2006, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

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
     The net periodic pension expense includes the following components:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)	(unaudited)		(unaudited)
Service cost	$225	$212	$424	$432
Interest cost on projected benefit obligation	469	413	927	842
Expected return on plan assets	(397)	(297)	(785)	(606)
Curtailment or settlement (gain)	—	—	—	(172)
Recognized actuarial loss	7	18	16	31

Net periodic pension expense	$304	$346	$582	$527

     IXYS expects to make contributions to the plans of approximately $957,000 in the fiscal year ended March 31, 2007. This contribution is primarily contractual.
8. Segment Information
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$19,867	$20,723	$41,285	$40,818
Europe and the Middle East
Germany	9,016	7,348	17,628	14,291
Italy	1,262	1,169	2,978	2,989
United Kingdom	6,345	4,740	11,242	8,676
Other	9,530	7,166	17,863	15,782
Asia Pacific Korea	6,622	8,212	10,971	17,319
China	7,752	6,436	16,301	11,555
Japan	2,529	1,646	4,580	3,341
Other	5,911	2,735	10,714	5,456
Rest of the World	3,041	3,210	6,054	6,499

Total	$71,875	$63,385	$139,616	$126,726

     The following table sets forth net revenues for each of IXYS’s product groups for the three and six months periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Power Semiconductors	$50,349	$48,182	$100,490	$96,010
ICs	15,678	9,848	28,757	20,383
RF Power Semiconductors and Systems	5,848	5,355	10,369	10,333

Total	$71,875	$63,385	$139,616	$126,726

9. Commitments and Contingencies
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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which we believe is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the

United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. In September 2006, The U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS intends to appeal the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In absence of a stay from the Federal Circuit, IXYS will have to either pay into escrow or bond the damages award and, in the event of an injunction issuing, cease sale of the purportedly infringing products.
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
LoJack
     On April 10, 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. The trial commenced on January 30, 2006. On February 8, 2006, the jury awarded LoJack $36.7 million in damages. On July 20, 2006, the Superior Court reduced LoJack’s damages to $4 million.
     Under Massachusetts law, a damage award is increased for pre-judgment interest. Pre-judgment interest was determined to be $2.1 million at the time of the entry of the judgment on July 25, 2006. In addition, the Superior Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest.
     In August 2006, LoJack filed a notice with the Superior Court of a motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Court ruled against LoJack’s motion. LoJack and IXYS have each filed a notice of appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows. IXYS released $36.6 million from the litigation provision, net of interest accrual, during the six months ended September 30, 2006 to reflect a net accrual of $7.0 million at that date, which amount includes interest and attorneys’ fees in addition to the reduced damage award. There can be no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
Other Commitments and Contingencies:
     The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of September 30, 2006 and 2005.
10. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The adoption of EITF Issue No. 06-03 did not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

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
     In September 2006, the FASB issued Statement of Financial Accounting Standards, (SFAS) No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 to our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Applying SFAS 158 at March 31, 2006, the additional liability that would be recognized was approximately $1.6 million. The additional liability would be recorded with a corresponding effect, net of taxes, to Accumulated Other Comprehensive Income in Shareholders’ equity.
     In September 2006, the SEC published Staff Accounting Bulletin (SAB) No 108. SAB 108 expresses the staff views regarding the process of quantifying financial statement misstatements. The bulletin prescribes the use of the “rollover” and “iron curtain” approaches in quantifying misstatements. The “Rollover” approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The “Iron curtain” approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the year, irrespective of the misstatement’s year(s) of origination. The statement is effective immediately. The adoption of SAB 108 did not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
     In the first quarter of fiscal 2007, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this Statement did not affect the Company’s Unaudited Condensed Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     Effective April 1, 2006, the Company adopted SFAS No. 123 (R), which requires the Company to measure the cost of employee services received in exchange for all equity awards. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.
     The Company adopted SAB 108, as mentioned above, to quantify misstatement pertaining to prior periods in the quarter ended September 30, 2006.
     The Company adopted EITF Issue No. 06-03 and has disclosed the accounting policy regarding recording of revenues, net of taxes.

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
     We also design, manufacture and sell integrated circuits, or ICs, for a variety of applications. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.
     Our RF power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.
     Over the past two quarters, our revenues from the sale of integrated circuits have increased significantly in percentage terms, while our revenues from the sale of power semiconductors have increased more modestly. Distribution revenues increased during the past two quarters as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from power semiconductors for the consumer products market, which are typically purchased directly from us, moderated. Research and development expenses increased in the six months ended September 30, 2006, with an increased emphasis on new product development, and are expected to remain in this range over the next few quarters. Selling, general and administrative expenses increased in the six months ended September 30, 2006 as compared to the comparable period in the prior year, in large part due to stock compensation expense pursuant to adoption of SFAS 123R on April 1, 2006 and litigation expenses. We are currently experiencing limits on our production capacity for some of the products. During the past two quarters, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 45% of our revenues in the first six months of fiscal 2007 and 41% of our revenues in the first six months of fiscal 2006 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $235,500 in the first six months of fiscal 2007 and $110,900 in the first six months of fiscal 2006.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first six months of fiscal 2007 and 2006 approximately $741,000 and $453,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.
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
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $6.3 million in inventory of our products on hand at September 30, 2006. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2006 (in thousands):

Balance at March 31, 2006	$453
Additions	1,536
Deductions	(1,142)

Balance at June 30, 2006	$847
Additions	1,053
Deductions	(1,057)

Balance at September 30, 2006	$843

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
     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2006	$19,377
Sale of excess inventory	(1,008)
Scrap of excess inventory	(1,382)
Additional accrual of excess inventory	2,155

Balance at June 30, 2006	$19,142
Sale of excess inventory	(1,116)
Scrap of excess inventory	(700)
Additional accrual of excess inventory	1,875

Balance at September 30, 2006	$19,201

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
     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At September 30, 2006, our lower of cost or market reserve was $477,000.
     Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off as scrap.
     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We have two reporting units for which we have a balance in goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. During the six months ended September 30, 2006, our goodwill has not been considered to be impaired based on the results of our analysis.
     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at September 30, 2006 of approximately $7.0 million related to our litigation with LoJack Corporation.
     Income tax. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will reduce goodwill, intangible assets or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.
     Share-based compensation. On April 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during the first six months of fiscal 2007 was $1.1 million.

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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The adoption of EITF Issue No. 06-03 did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 to our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Applying SFAS 158 at March 31, 2006, the additional liability that would be recognized was approximately $1.6 million. The additional liability would be recorded with a corresponding effect, net of taxes, to Accumulated Other Comprehensive Income in Shareholders’ equity.

     In September 2006, the SEC published Staff Accounting Bulletin (SAB) No 108. SAB 108 expresses the staff views regarding the process of quantifying financial statement misstatements. The bulletin prescribes the use of the “rollover” and “iron curtain” approaches in quantifying misstatements. The “Rollover” approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The “Iron curtain” approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the year, irrespective of the misstatement’s year(s) of origination. The statement is effective immediately. The adoption of SAB 108 did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
Accounting Pronouncements Adopted in the Period
     Effective April 1, 2006, we adopted SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
     For the first quarter of 2007, we adopted SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this Statement did not affect our Unaudited Condensed Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     Effective April 1, 2006, we adopted SFAS No. 123 (R), which requires us to measure the cost of employee services received in exchange for all equity awards. See Part I, Item I, Note 2 to the Unaudited Condensed Consolidated Financial Statements for further discussion.
     We adopted SAB 108, as mentioned above, to quantify misstatement pertaining to prior periods in quarter ended September 30, 2006.
     We adopted EITF Issue No. 06-03 and have disclosed the accounting policy regarding recording of revenues, net of taxes.

Results of Operations — Three and six months ended September 30, 2006 and 2005
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
		% change			% change
	2006	from	2005	2006	from	2005
	(000)		(000)	(000)		(000)
Net revenues	$71,875	13.4%	$63,385	$139,616	10.2%	$126,726
Cost of goods sold	49,755	18.0%	42,154	95,612	13.4%	84,350

Gross profit	$22,120	4.2%	$21,231	$44,004	3.8%	$42,376

Operating expenses:
Research, development and engineering	$4,921	20.5%	$4,083	$10,029	21.7%	$8,239
Selling, general and administrative	10,828	9.3%	9,905	22,884	19.4%	19,162
Litigation provision (credit)	183	nm	—	(36,644)	nm	—

Total operating expenses	$15,932	13.9%	$13,988	$(3,731)	-113.6%	$27,401

nm — represents not meaningful
     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.2%	66.5%	68.5%	66.6%

Gross profit	30.8%	33.5%	31.5%	33.4%

Operating expenses:
Research, development and engineering	6.8%	6.4%	7.2%	6.5%
Selling, general and administrative	15.1%	15.7%	16.4%	15.1%
Litigation provision (credit)	0.3%	—	-26.2%	—

Total operating expenses	22.2%	22.1%	-2.6%	21.6%

Operating income	8.6%	11.4%	34.1%	11.8%
Other income (expense), net	0.3%	1.2%	-0.4%	1.0%

Income before income tax	8.9%	12.6%	33.7%	12.8%
Provision for income tax	3.6%	3.9%	13.6%	4.4%

Net income	5.3%	8.7%	20.1%	8.4%

Net Revenues.
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
		% change in			% change in
		Revenues from			Revenues from
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
	(000)		(000)	(000)		(000)
Power Semiconductors	$50,349	4.5%	$48,182	$100,490	4.7%	$96,010
ICs	15,678	59.2%	9,848	28,757	41.1%	20,383
System and RF Power Semiconductors	5,848	9.2%	5,355	10,369	0.3%	10,333

Total	$71,875	13.4%	$63,385	$139,616	10.2%	$126,726

     The following tables set forth the units and average selling prices, or ASPs for the fiscal periods indicated:
Average Selling Prices (ASPs)

	Three Months Ended September 30,			Six Months Ended September 30,
		% change			% change in
		in ASP from			ASP from
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Power Semiconductors	$1.87	-21.1%	$2.37	$2.02	-15.5%	$2.39
ICs	$0.50	-45.7%	$0.92	$0.50	-45.7%	$0.92
System and RF Power Semiconductors	$13.60	-8.5%	$14.87	$12.23	-6.6%	$13.08
     Units

	Three Months Ended September 30,			Six Months Ended September 30,
		% change in			% change in
		units from 2005			units from 2005
	2006	to 2006	2005	2006	to 2006	2005
	(000)		(000)	(000)		(000)
Power Semiconductors	26,907	32.3%	20,339	49,823	23.8%	40,234
ICs	31,361	191.8%	10,746	57,593	160.2%	22,134
System and RF Power Semiconductors	430	19.4%	360	848	7.3%	790

Total	58,698	86.7%	31,445	108,264	71.4%	63,158

     The 13.4% increase in net revenues in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 reflects a significant increase in the sales of ICs, accompanied by an overall increase in other products. The increase in the ICs was primarily due to an increase in sales of application specific integrated circuits, or ASICs, of approximately $3.4 million, and an increase in sales to the telecom market of solid state relays or SSRs of $1.8 million and customer premise equipment, or CPEs, of $1.3 million. The increase in the power semiconductor group was primarily due to an increase of $3.4 million in sales of insulated gate bipolar transistors or IGBTs and of $1.8 million in the sales of rectifiers and thyristors, principally to industrial and commercial markets, partially offset by a decline of $2.2 million in sale of power MOSFETs, principally due to a reduction in the sale of power semiconductors for plasma displays. Revenues from the sale of systems and RF power semiconductors in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 increased by 9.2%

primarily due to an increase of $1.4 million in revenues from systems, offset by a reduction in revenues from RF power semiconductors.
     The increase of 10.2% in net revenues in the six months ended September 30, 2006 as compared to the comparable period of the prior year, was principally due to a 41.1% increase in revenues from ICs. The increase in ICs was comprised primarily of an increase of $4.9 million in the sale of ASICs to consumer markets and $2.6 million in the sale of SSRs to the telecom market. Revenues from power semiconductors increased by 4.7% for the six months ended September 30, 2006 as compared to the comparable period of the prior fiscal year, primarily due to an increase of $9.1 million in the sales of IGBTs and of $5.1 million in the sales of rectifiers and thyristors, to the industrial and commercial market, partially offset by a decrease in revenues from sale of power MOSFETs by $7.7 million. Revenues from systems and RF power semiconductors were relatively unchanged with increase of 0.3%; however there was an increase of $2.0 million in sale of systems offset by a decrease of $1.8 million in revenues from RF power semiconductors.
     The decrease in the ASPs of power semiconductors, integrated circuits and systems and RF power semiconductors in the three and six months ended September 30, 2006 as compared to the comparable period of the prior fiscal year primarily occurred due to changes in the mix of products sold. Comparing the three months and six months ended September 30, 2006 to the comparable period of the prior fiscal year, the units increased principally due to increased shipments of ASICs for the consumer products market and power semiconductors for the industrial and commercial market.
     For the quarter ended September 30, 2006, sales to customers in the United States represented approximately 27.6%, and sales to international customers represented approximately 72.4%, of our net revenues. Of our international sales, approximately 50.3% were derived from sales in Europe and the Middle East, approximately 43.9% were derived from sales in Asia and approximately 5.8% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2005, sales to customers in the United States represented approximately 32.7%, and sales to international customers represented approximately 67.3%, of our net revenues. Of our international sales, approximately 47.9% were derived from sales in Europe and the Middle East, approximately 44.6% were derived from sales in Asia and approximately 7.5% were derived from sales in the rest of the world.
     For the six months period ended September 30, 2006, sales to customers in the United States represented approximately 29.6%, and sales to international customers represented approximately 70.4%, of our net revenues. Of our international sales, approximately 50.5% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in Asia and approximately 6.2% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2005, sales to customers in the United States represented approximately 32.2%, and sales to international customers represented approximately 67.8%, of our net revenues. Of our international sales, approximately 48.6% were derived from sales in Europe and the Middle East, approximately 43.8% were derived from sales in Asia and approximately 7.6% were derived from sales in the rest of the world.
     For the three and six months ended September 30, 2006 as compared to the comparable periods of the prior fiscal year, the revenues in the United States decreased, because of a decrease in sales to the medical market and the continuing shift by our U.S. based customers to manufacturing overseas.
Gross Profit.
     Gross profit margin decreased to 30.8% in the three months ended September 30, 2006 from 33.5% in the three months ended September 30, 2005, principally because of the changes in the product mix, as revenues shifted to the lower margin consumer, industrial and commercial markets and away from the medical market. Gross profit margin decreased to 31.5% in the six months ended September 30, 2006 from 33.4% in the six months ended September 30, 2005, principally because of the changes in the product mix, as sales to the higher margin medical market decreased and sales to the industrial and commercial market increased. The increase in gross profit expressed in dollars in the first three and six months of 2006 as compared the same period of the prior year was primarily the result of a significant increase in number of units sold, although at a lower gross profit margin.
Research, Development and Engineering.
     For the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005, research, development and engineering expenses increased by $838,000 and $1.8 million, respectively. The increase in both the three and six month periods is principally due to increased spending for design, layout and testing of integrated circuits and the addition of nine engineering personnel.
Selling, General and Administrative.
     For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, selling, general and administrative expenses increased by $923,000, primarily due to an increase in litigation expenses of approximately $770,000 and to stock compensation expenses of $555,000 due to adoption of SFAS 123R on April 1, 2006. For the six months ended September 30, 2006 as compared to six months ended September 30, 2005, selling, general and administrative expenses increased by $3.7 million, primarily due to an increase of $1.8 million in professional and consulting fees for regulatory compliance, $770,000 in litigation expenses and $1.1 million in stock compensation expense due to adoption of SFAS 123R.
Litigation Provision.
     For the quarter ended September 30, 2006, we accrued $183,000 of interest on our pending LoJack matter in our litigation provision. For the six months ended September 30, 2006 we released $36.6 million, net of interest accruals, from our litigation provision. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of this litigation matter.
Other Income (Expense), Net.
     Other income, net in the quarter ended September 30, 2006 was $200,000, as compared to $786,000, net in the quarter ended September 30, 2005. Other expense, net in the six months ended September 30, 2006 was $644,000, as compared to other income, net of $1.2 million in the six months ended September 30, 2005. For the three months ended September 30, 2006, other income, net consisted principally of interest income. For six months ended September 30, 2006, other expense, net consisted principally of losses associated with changes in foreign currency rates partially offset by interest income. For the three and six months ended September 30, 2005, other income, net consisted principally of interest income.
Provision for Income Tax.
     In the quarter ended September 30, 2006, the provision for income tax reflected an effective tax rate of 40.7%, as compared to an effective tax rate of 31.0% in the quarter ended September 30, 2005. In the six months ended September 30, 2006, the provision for income tax reflected an effective tax rate of 40.4%, as compared to an effective tax rate of 34.0% in the six months ended September 30, 2005. The increase in the effective tax rate for both the three and six month periods ended September 30, 2006 is largely due to a reduction in research and development and other tax credits available.
Liquidity and Capital Resources
     At September 30, 2006, cash and cash equivalents of $66.7 million were 14.7% less than the $78.2 million at March 31, 2006.
     Net cash provided by operating activities in the six months ended September 30, 2006 was $576,000, as compared to $23.9 million in the six months ended September 30, 2005. Our net inventories at September 30, 2006 increased $16.2 million, or 26.8%, from March 31, 2006 principally to meet our customers’ demands for shorter lead times. Net accounts receivable increased by $2.7 million, or 6.2%, from March 31, 2006 to September 30, 2006, primarily due to the increase in revenues. Our accounts payable at September 30, 2006 increased by $4.3 million, or 21.0%, from accounts payable at March 31, 2006, primarily because of the increase in inventories. Accrued expenses and other current liabilities increased by $1.6 million, or 6.3%, from March 31, 2006 to September 30, 2006, primarily due to an increase in income tax liabilities
     We used $6.4 million in net cash for investing activities during the six months ended September 30, 2006, as compared to $15.8 million during the six months ended September 30, 2005. The principal use of cash for investing activities is capital expenditures. During the six months ended September 30, 2006, we spent $8.7 million on capital expenditures, including $2.1 million acquired through capital leases, to increase our capacity and replace older equipment. During the six months ended September 30, 2005, we spent $15.8 million in capital expenditures, including $14.1 million for the purchase of the Clare and Micronix facilities.
     For the six months ended September 30, 2006, net cash used for financing activities was $7.4 million as compared to net cash provided by financing activities of $10.4 million in the six months ended September 30, 2005. During the six months ended September 30, 2006, the cash was used principally for purchasing treasury stock. In June 2005, we borrowed about $12 million. We borrowed these funds to improve our liquidity in light of the funds spent to purchase our Clare and Micronix facilities.
     In addition to cash flow from operations, another potential source of liquidity is borrowings under existing lines of credit. At September 30, 2006, we had available credit of $1.7 million.
     At September 30, 2006, our debt, consisting of short term and long term, capital lease obligations and loans payable, was $18.5 million, representing 27.8% of our cash and cash equivalents and 9.8% of our stockholders equity.
     As of September 30, 2006, we had $66.7 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the jury’s damage award of at least $6.2 million awarded to International Rectifier and the potential loss of $7.0 million or more in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2006. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective. A material weakness in internal control over financial reporting that led to the conclusion is discussed below.
Material Weaknesses
     In conducting its assessment, our management concluded that one material weakness existed as of March 31, 2006 as a result of the absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America (“US GAAP”) during the closing process. This material weakness was not remedied at September 30, 2006.
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
Changes in Internal Control over Financial Reporting
     We plan to remedy the material weakness at March 31, 2006 by engaging or employing an additional financial accounting professional with the requisite skills and experience to make estimates and judgments about non-routine transactions consistent with US GAAP during the closing process. We have made offers to fill this position, which have not been accepted. We expect to continue to work to identify an appropriate individual to fill the role. In the interim, we intend to mitigate the material weakness by implementing internal controls for additional secondary reviews of key estimates and judgments relating to non-routine transactions.
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
IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We intend to appeal the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. We continue to contest International Rectifier’s claims vigorously but the outcome of this litigation remains uncertain.
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
     Under Massachusetts law, a jury’s award is increased for pre-judgment interest. Pre-judgment interest was determined to be $2.1 million at the time of the entry of judgment on July 25, 2006. In addition, the Superior Court determined the attorney’s fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys fees and costs, at the rate of 12% per annum simple interest.
     In August 2006, LoJack filed a notice with the Superior Court of motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Court ruled against LoJack’s motion. LoJack and we have each filed a notice of appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take several months or even years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our aggregate accrual of $7.0 million is sufficient for any actual losses that may be incurred as a result of this litigation.

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
     We have not concluded that this material weakness was remediated at September 30, 2006. Existence of this material weakness or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management further determined that our disclosure controls and procedures were not effective as of September 30, 2006. See Item 4 of Part I, “Controls and Procedures,” in this Quarterly Report on Form 10-Q.
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
Fluctuations in the mix of products sold may adversely affect our financial results.
     Because of the wide price differences among our products, geographies and markets, the mix and types of products sold may have a substantial impact on our revenues and gross profit margins. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.
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
Our future success depends on the continued service of management and key engineering and other personnel and our failure to attract retain and motivate personnel could have an adverse effect on our results of operations.
     Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our President and Chief Executive Officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.
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
     As of November 1, 2006, Nathan Zommer, Ph.D., our President and Chief Executive Officer, owned, directly or indirectly, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:
▪	accounting for stock-based compensation

▪	accounting for income taxes

▪	accounting for business combinations and related goodwill

▪	accounting for defined benefit plans
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	—	(1)	—	2,000,000 (2)
August 1, 2006 – August 31, 2006	535,700	8.78	535,700	1,464,300
September 1, 2006 – September 30, 2006	109,000	8.92	109,000	1,355,300
Total	644,700	8.80	644,700

(1)	Not applicable

(2)	The current stock purchase program was approved on May 12, 2006 and will expire on June 15, 2007. The purchase of up to 2,000,000 shares of common stock was approved.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of the Stockholders of the Company following the fiscal year ended March 31, 2006 (the “Annual Meeting”) was held on August 25, 2006.
     At the Annual Meeting, the stockholders elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”) and ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending March 31, 2007 (the “Auditor Proposal”). The votes on the two proposals were as follows:
Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld
Donald Feucht	31,896,928	931,905
Samuel Kory	31,968,883	859,950
S. Joon Lee	31,672,150	1,156,683
David L. Millstein	31,970,923	857,910
Kenneth D. Wong	31,671,850	1,156,983
Nathan Zommer	31,943,734	885,099
Proposal 2: The Auditor Proposal

			BROKER
For	Against	Abstain	NON-VOTE
32,320,904	418,028	89,901	0
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

Date: November 7, 2006

EXHIBIT INDEX

Exhibit
No.	Description
10.1
Form of Restricted Stock Unit Award Agreement with Change of Control Vesting (filed on August 30, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.2
Indemnity Agreement dated August 25, 2006 by and between IXYS Corporation and David L. Millstein (filed on August 30, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

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