Form 10-Q
period 2006-12-31
IXYS CORP /DE/
filed 2007-02-07
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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
Yes ☐           No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 31, 2007 was 32,891,945.

IXYS CORPORATION
FORM 10-Q
December 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,101	$78,192
Restricted cash	214	313
Accounts receivable, net of allowances of $3,656 at December 31, 2006 and $2,609 at March 31, 2006	43,058	42,774
Inventories	88,551	60,357
Prepaid expenses and other current assets	3,431	4,121
Deferred income taxes, net	10,263	25,049

Total current assets	206,618	210,806
Property, plant and equipment, net	46,537	40,049
Other assets	5,366	5,099
Deferred income taxes, net	16,978	16,552
Goodwill	7,481	7,481

Total assets	$282,980	$279,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,835	$2,255
Current portion of loans payable	895	973
Accounts payable	24,550	20,259
Accrued expenses and other current liabilities	26,683	24,889
Litigation reserve	13,877	43,615

Total current liabilities	68,840	91,991
Capitalized lease obligations, net of current portion	4,583	3,762
Long term loans, net of current portion	11,007	10,685
Pension liabilities	14,679	13,576

Total liabilities	99,109	120,014

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 34,847,076 issued and 32,890,045 outstanding at December 31, 2006 and 34,677,834 issued and 34,152,343 outstanding at March 31, 2006	348	347
Additional paid-in capital	164,783	161,118
Less cost of treasury stock: 1,957,031 shares at December 31, 2006 and 525,491 shares at March 31, 2006	(17,647)	(4,454)
Note receivable from stockholder	—	(59)
Retained earnings/(accumulated deficit)	27,364	(614)
Accumulated other comprehensive income	9,023	3,635

Total stockholders’ equity	183,871	159,973

Total liabilities and stockholders’ equity	$282,980	$279,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net (loss) income per share)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net revenues	$72,274	$60,336	$211,890	$187,062
Cost of goods sold	49,797	41,399	145,409	125,749

Gross profit	22,477	18,937	66,481	61,313

Operating expenses:
Research, development and engineering	4,890	4,960	14,919	13,199
Selling, general and administrative	10,278	8,707	33,162	27,869
Litigation provision (credit)	6,906	51,500	(29,738)	51,500

Total operating expenses	22,074	65,167	18,343	92,568

Operating income (loss)	403	(46,230)	48,138	(31,255)
Other income (expense):
Interest income	647	873	2,155	1,675
Interest expense	(241)	(85)	(712)	(222)
Other (expense) income, net	(1,269)	(47)	(2,950)	500

(Loss) income before income tax	(460)	(45,489)	46,631	(29,302)
Benefit from (provision for) income tax	354	(1,601)	(18,653)	(7,104)

Net (loss) income	$(106)	$(47,090)	$27,978	$(36,406)

Net (loss) income per share—basic	$0.00	$(1.40)	$0.83	$(1.09)

Weighted average shares used in per share calculation — basic	33,264	33,593	33,793	33,514

Net (loss) income per share—diluted	$0.00	$(1.40)	$0.80	$(1.09)

Weighted average shares used in per share calculation — diluted	33,264	33,593	35,072	33,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net (loss) income	$(106)	$(47,090)	$27,978	$(36,406)
Other comprehensive income:
Unrealized gain on available for sale investment securities, net of taxes of $160 and $421 for the three and nine months	198	—	280	—
Foreign currency translation adjustments	2,402	(678)	5,108	(4,164)

Total comprehensive income (loss)	$2,494	$(47,768)	$33,366	$(40,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$27,978	$(36,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,714	6,207
Provision for receivables allowances	6,960	3,874
Movement in inventory reserves	2,007	2,876
Movement in litigation provision	(29,738)	51,500
Stock compensation	1,574	—
Foreign currency translation on intercompany transactions	200	(283)
Deferred income taxes	15,481	(5)
Gain on investments	(494)	—
(Gain) loss on disposal of fixed assets	(2)	9
Compensation expense for notes from stockholders	—	3
Changes in operating assets and liabilities:
Accounts receivable	(5,423)	(2,816)
Inventories	(27,012)	(5,358)
Prepaid expenses and other current assets	825	(537)
Other assets	159	1,235
Accounts payable	3,037	1,528
Accrued expenses and other liabilities	620	5,980
Pension liabilities	(242)	(413)

Net cash provided by operating activities	3,644	27,394

Cash flows from investing activities:
Change in restricted cash	99	(631)
Purchase of investments	(198)	(1,094)
Proceeds from sale of investments	708	—
Purchase of property, plant and equipment	(8,784)	(18,466)

Net cash used in investing activities	(8,175)	(20,191)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,562)	(1,203)
Proceeds from loans	—	11,892
Repayment of loans	(803)	—
Purchase of treasury stock	(13,193)	(2,531)
Proceeds from equity plans	982	4,399
Collection on notes from stockholders	59	309

Net cash (used in) provided by financing activities	(15,517)	12,866

Effect of foreign exchange rate fluctuations on cash and cash equivalents	2,957	(1,810)

Net (decrease) increase in cash and cash equivalents	(17,091)	18,259
Cash and cash equivalents at beginning of period	78,192	58,144

Cash and cash equivalents at end of period	$61,101	$76,403

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
2. Accounting for Stock-Based Compensation
Stock Purchase and Stock Option Plans:
Stock Options
     Stock options may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants net exercise options. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.
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
Employee Stock Purchase Plan
     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. During the quarter ended December 31, 2006, there were approximately 38,000 shares purchased under the Purchase Plan, leaving about 72,000 shares available for purchase under the plan in the future.
Restricted Stock Units
     On May 12, 2006, the Board of Directors of the Company amended the Company’s 1999 Equity Incentive Plan to provide for the grant of Restricted Stock Unit Awards (“RSUs”). Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company continued issuing restricted stock units to employees and directors under the plan during the quarter ended December 31, 2006.
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
     Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.
     The fair value of issuances under the Company’s Purchase Plan is estimated on the issuance date by applying the principles of Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option”, and using the Black-Scholes-Merton options pricing model.
     Share-based compensation recognized in the three and nine month periods ended December 31, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes-Merton option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock under the Purchase Plan.
     The following table summarizes the effects of share-based compensation recognized on our consolidated statement of income resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s employee Purchase Plan (in thousands except per share amounts):

	Three Months		Nine Months Ended
	Ended December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)
Income Statement Classifications
Selling, general and administrative expenses	$482	—	$1,574	—

Share-based compensation effect in income before taxes	482	—	1,574	—
Income taxes [1]	193	—	630	—

Net share-based compensation effects in net (loss) income	$289	—	$944	—

Share-based compensation effect on net (loss) income per share — basic	$0.01	—	$0.03	—

Share-based compensation effect on net (loss) income per share — diluted	$0.01	—	$0.03	—

[1]	Estimated at a statutory income tax rate of 40%
     For the three and nine months ended December 31, 2006, the unaudited condensed consolidated statements of operations and the cash flow statements do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2006, there were $2.2 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

     Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans and rights to acquire stock granted under the Purchase Plan, was as follows (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005
	(unaudited)
Net loss, as reported	$(47,090)	$(36,406)
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(400)	(5,226)

Pro forma net loss	$(47,490)	$(41,632)

Reported basic net loss per share	$(1.40)	$(1.09)

Pro forma basic net loss per share	$(1.41)	$(1.24)

Reported diluted net loss per share	$(1.40)	$(1.09)

Pro forma diluted net loss per share	$(1.41)	$(1.24)

     The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the third quarter of fiscal 2006 and 2005 and the first nine months of 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Nine months ended		Three months ended		Nine months ended
	December 31,[1]		December 31,		December 31,
	2006	2005[2]	2006	2005[2]	2006	2005[2]
Weighted average estimated per share fair value of grant	$4.2	$6.7	$2.2	$4.1	$2.3	$3.6
Risk-free interest rate	4.9%	3.9%	4.9%	3.2%	4.5%	2.4%
Expected term (in years)	3.7	4.0	0.5	0.5	0.5	0.5
Volatility	54.0%	63.0%	51.0%	57.0%	53.0%	57.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

1	No options were granted in the quarters ended December 31, 2006 and 2005

2	Assumptions were used in the calculation of fair value according to the original provisions of SFAS No. 123.
     The Company estimates the expected term of options granted based on the historical average period over which the options are exercised by employees. The Company estimates the volatility of our common stock on historical volatility measures. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     The Company recognizes the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of IXYS’s common stock on the date of grant. 7,000 and 158,000 restricted stock units were granted during the three and nine month periods ended December 31, 2006, respectively. The weighted average fair value of the restricted stock units granted in the three and nine month periods ended December 31, 2006 was $9.32 and $9.48, respectively.
     The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as such stock bonuses are vested immediately. No stock bonus was granted for the quarter ended December 31, 2006. For the nine month period ended December 31, 2006, the total stock bonus granted was 10,000 shares with a weighted average fair value of $9.34.

     Stock compensation activity under the Company’s equity incentive plans for the nine months ended December 31, 2006 is summarized below:

	Shares	Options Outstanding			Weighted Average
	Available for	Number of	Exercise Price	Intrinsic	Exercise Price Per
	Grant	Shares	Per Share	Value[1]	Share
				(000)
Balances, March 31, 2006	4,136,916	4,844,492	$1.69 - $36.24		$8.09
New shares authorized	1,000,000
Net exercise options granted	(30,000)	30,000	$8.98 - $9.73		$9.36
Options exercised		(80,253)	$3.625-$6.75	$440	$4.04
Options cancelled	24,600	(24,600)			$7.07
Options expired	20,847	(118,631)	$2.161 - $21.36		$5.62

Total, December 31, 2006	5,152,363	4,651,008	$1.69 - $36.24	$11,049	$7.96
Exercisable, December 31, 2006		4,183,783		$10,656	$8.16

Restricted stock units	(158,000)	158,000	—	$1,406
Stock bonus granted	(10,000)	—	—

Balance, December 31, 2006	4,984,363

[1]	Except for options exercised, these amounts represent the difference between the exercise price and $8.90, the closing price of IXYS stock on December 31, 2006 as reported on the Nasdaq Stock Market, for all in-the-money, outstanding and exercisable options.
     For options exercised during the nine months, this is the actual intrinsic value on the date of exercise.
     The weighted average remaining contractual life of options outstanding and options exercisable at December 31, 2006 is 5.44 years and 5.01 years, respectively.
     The restricted stock units granted to employees in the nine months ended December 31, 2006 vest over four years, and no shares were vested at that date.
3. Inventories
     Inventories consist of the following (in thousands):

	December 31, 2006	March 31, 2006
	(unaudited)
Raw materials	$26,562	$16,648
Work in process	42,968	28,583
Finished goods	19,021	15,126

Total	$88,551	$60,357

4. Other Assets
     At December 31, 2006, other assets include equity securities held as available for sale of $2.8 million, long term equity investments of $1.5 million and intangible assets of $525,000. Investments available for sale have been stated at their fair value as at December 31, 2006. The realized gain on sale of these investments for the three and nine months ended December 31, 2006 was $112,000 and $192,000, respectively. Long term equity investments are accounted for under the equity method of accounting. At March 31, 2006, other assets included $2.4 million of investments available for sale, $1.1 million of long term equity investments and intangible assets of $782,000.

5. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net (loss) income	$(106)	$(47,090)	$27,978	$(36,406)

Weighted average shares outstanding for the period	33,264	33,593	33,793	33,514
Dilutive effect of employee equity incentive plans	—	—	1,279	—

Weighted average shares outstanding for the period - assuming dilution	33,264	33,593	35,072	33,514

Net (loss) income per share — basic	$0.00	$(1.40)	$0.83	$(1.09)

Net (loss) income per share — diluted	$0.00	$(1.40)	$0.80	$(1.09)

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	4,636	5,101	1,385	5,429

     Basic income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed issuance of stock under the stock purchase plan using the treasury stock method. If the exercise price of an outstanding stock option was equal to or greater than the average market value of the shares of common stock, it was excluded from the computation. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options.
6. Borrowing Arrangements
     In fiscal 2006, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective three months Euribor rate to a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, the interest rate may not exceed 4.1%, and, if the Euribor rate falls below 2%, the interest rate may not be lower than 3%. Thereafter, the interest rate is recomputed annually. The interest rate at December 31, 2006 was 4.47% consisting of the Euribor rate of 3.72% and a margin of 75 basis points.
     Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $220,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity, in each case, for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2006, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

7. Litigation Provision
     The Company accrued $6.7 million in connection with its International Rectifier Corporation litigation and $206,000 for interest in connection with its ongoing litigation with LoJack Corporation in the quarter ended December 31, 2006. For the nine months ended December 31, 2006, the Company released a net amount of $29.7 million from the litigation provision, as the Superior Court overseeing the LoJack litigation reduced the amount of damages from $36.7 million to $4 million on July 20, 2006. For the quarter and nine months ended December 31, 2005, the Company accrued $51.5 million in connection with the LoJack litigation. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of these litigation matters.
8. Accrued Expenses and Other Current Liabilities
     At December 31, 2006, accrued expenses and other current liabilities include uninvoiced goods and services of $6.4 million, income taxes payable of $11.9 million and other liabilities of $8.4 million. At March 31, 2006, accrued expenses and other current liabilities include uninvoiced goods and services of $5.6 million, income taxes payable of $11.0 million and other liabilities of $8.3 million.
9. Pension Plans
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
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Service cost	$188	$208	$612	$640
Interest cost on projected benefit obligation	478	404	1,403	1,245
Expected return on plan assets	(406)	(291)	(1,191)	(897)
Curtailment or settlement (gain)	—	—	—	(172)
Recognized actuarial loss	12	129	33	369

Net periodic pension expense	$272	$450	$857	$1,185

     IXYS expects to make contributions to the plans of approximately $957,000 in the fiscal year ended March 31, 2007. This contribution is primarily contractual.

10. Segment Information
     IXYS has a single operating segment. Our operating segment is comprised of semiconductor products used primarily in power-related applications, including those in motor drives, consumer products and power conversion (among them, uninterruptible power supplies, switch mode power supplies and medical electronics), and in the telecommunications industry. While the Company has separate businesses with discrete financial information, the Company has a single operating decision maker and the businesses are highly integrated and have similar economic characteristics. IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$19,313	$19,208	$60,598	$60,026
Europe and the Middle East
Germany	8,515	6,757	26,144	21,048
Italy	1,757	1,332	4,735	4,321
United Kingdom	5,324	3,882	16,565	12,558
Other	10,857	7,415	28,719	23,198
Asia Pacific
Korea	5,275	7,101	16,246	24,420
China	9,536	6,582	25,838	18,135
Japan	2,184	1,820	6,764	5,161
Other	5,951	3,300	16,665	8,756
Rest of the world	3,562	2,939	9,616	9,439

Total	$72,274	$60,336	$211,890	$187,062

     The following table sets forth net revenues for each of IXYS’s product groups for the three and nine month periods ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Power Semiconductors	$52,815	$45,649	$153,306	$141,680
ICs	13,906	10,163	42,663	30,546
Systems and RF Power Semiconductors	5,553	4,524	15,921	14,836

Total	$72,274	$60,336	$211,890	$187,062

11. Commitments and Contingencies
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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which we believe is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. In September 2006, The U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS is appealing the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable and the injunction enforceable. IXYS recognized a litigation provision of $6.7 million during the three and nine months ended December 31, 2006 in connection with this matter. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     In August 2006, LoJack filed a notice with the Superior Court of a motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and IXYS each appealed the Superior Court’s judgment. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take from several months to one or more years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.

     IXYS released $36.4 million from the litigation provision, net of interest accrual, during the nine months ended December 31, 2006 to reflect a net accrual of $7.2 million at that date, which amount includes interest and attorneys’ fees in addition to the reduced damage award. IXYS cannot predict the outcome of the litigation. An adverse outcome would be materially adverse to its financial condition, results of operations and cash flows.
Other Commitments and Contingencies:
     The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. In the normal course of business the Company provides indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of December 31, 2006 and 2005.
12. Subsequent Events
     In January 2007, IXYS entered into an agreement to purchase a building, to be used as its corporate offices and facility for Silicon Valley operations, for approximately $7.5 million. The transaction is expected to be completed in July 2007. A director of the Company is an executive officer of two entities in control of the partnership that owns the building.
     In January 2007, the United States Court of Appeals for the Federal Circuit denied IXYS’s motion to stay the judgment and injunction in its ongoing International Rectifier Corporation litigation. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of this litigation.
13. Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards, No. 157 “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 to our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Applying SFAS 158 at March 31, 2006, the additional liability that would be recognized was approximately $1.6 million. The additional liability would be recorded with a corresponding effect, net of taxes, to accumulated other comprehensive income in stockholders’ equity.
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
     Our company has recorded sequential revenue growth over the past four quarters. Over the past three quarters, our revenues from the sale of power semiconductors have increased modestly. Our revenues from sales of ICs for the nine month period ended December 31, 2006 have increased significantly in percentage terms as compared to the revenues from sales of ICs during the corresponding period in the last year. Distribution revenues increased during the past nine months as revenues shifted to applications that are traditionally bought through distributors. Selling, general and administrative expenses increased in the nine months ended December 31, 2006 as compared to the comparable period in the prior year, in large part due to professional and consultation fees for regulatory compliance, stock compensation expense pursuant to the adoption of SFAS 123(R) on April 1, 2006, as well as increased personnel expenses for regulatory compliance. We are currently experiencing limits on our production capacity for some of the products. During the past three quarters, we increased inventory, consisting primarily of raw materials and work-in-process, to become more responsive to customer demands. During the quarter ended December 31, 2006, we accrued a litigation provision of $6.7 million in connection with the International Rectifier Corporation litigation. As a consequence, we experienced a net loss of $106,000 for the quarter ended December 31, 2006.
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

     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 47% of our revenues in the first nine months of fiscal 2007 and 42% of our revenues in the first nine months of fiscal 2006 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     For our nonrecurring engineering, or NRE, related to design prototypes that will later be used to produce required units, customers enter into arrangements to perform engineering work for a fixed fee. We record fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements” as a reduction to our costs. Amounts offset against research and development costs totaled approximately $433,000 in the first nine months of fiscal 2007 and $249,000 in the first nine months of fiscal 2006.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the first nine months of fiscal 2007 and 2006 approximately $1,576,000 and $559,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. We establish the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.
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
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $4.8 million in inventory of our products on hand at December 31, 2006. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by our distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction to gross revenues in the calculation of net revenues on the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates would be insufficient, which could significantly adversely affect results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2006 (in thousands):

Balance at March 31, 2006	$453
Additions	1,536
Deductions	(1,142)

Balance at June 30, 2006	$847
Additions	1,053
Deductions	(1,057)

Balance at September 30, 2006	$843
Additions	891
Deductions	(1,007)

Balance at December 31, 2006	$727

     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Consistent with Statement 3 of Accounting Research Bulletin 43, or ARB 43, our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its intended use. In accordance with Statement 4 of ARB 43, as it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. Effective April 1, 2006, we adopted SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
     We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. Recently, we increased inventory to become more responsive to customer demand. The increase in inventory increases the possibility of obsolescence. If our projected demand is over estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We perform an analysis of inventories and compare the sales for the preceding two years. To the extent, we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a reserve for excess inventories. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different.
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

     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2006	$19,377
Sale of excess inventory	(1,008)
Scrap of excess inventory	(1,382)
Additional accrual of excess inventory	2,155

Balance at June 30, 2006	$19,142
Sale of excess inventory	(1,116)
Scrap of excess inventory	(700)
Additional accrual of excess inventory	1,875

Balance at September 30, 2006	$19,201
Sale of excess inventory	(1,000)
Scrap of excess inventory	(120)
Additional accrual of excess inventory	1,368

Balance at December 31, 2006	$19,449

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
     In addition, in accordance with the guidance in Statements 6 and 7 of ARB 43, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At December 31, 2006, our lower of cost or market reserve was $615,000.
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
     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at December 31, 2006 of approximately $13.9 million comprising of reserves for our litigation with International Rectifier Corporation of $6.7 million and for LoJack Corporation of $7.2 million.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 to our financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Applying SFAS 158 at March 31, 2006, the additional liability that would be recognized was approximately $1.6 million. The additional liability would be recorded with a corresponding effect, net of taxes, to accumulated other comprehensive income in stockholders’ equity.

Results of Operations — Three and nine months ended December 31, 2006 and 2005
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
		%			%
		change			change
		from			from
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
	(000)		(000)	(000)		(000)
Net revenues	$72,274	19.8%	$60,336	$211,890	13.3%	$187,062
Cost of goods sold	49,797	20.3%	41,399	145,409	15.6%	125,749

Gross profit	$22,477	18.7%	$18,937	$66,481	8.4%	$61,313

Operating expenses:
Research, development and engineering	$4,890	-1.4%	$4,960	$14,919	13.0%	$13,199
Selling, general and administrative	10,278	18.0%	8,707	33,162	19.0%	27,869
Litigation provision (credit)	6,906	-86.6%	51,500	(29,738)	-157.7%	51,500

Total operating expenses	$22,074	-66.1%	$65,167	$18,343	-80.2%	$92,568

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9%	68.6%	68.6%	67.2%

Gross profit	31.1%	31.4%	31.4%	32.8%

Operating expenses:
Research, development and engineering	6.8%	8.2%	7.0%	7.1%
Selling, general and administrative	14.1%	14.4%	15.7%	14.9%
Litigation provision (credit)	9.6%	85.4%	-14.0%	27.5%

Total operating expenses	30.5%	108.0%	8.7%	49.5%

Operating income (loss)	0.6%	-76.6%	22.7%	-16.7%
Other (expense) income, net	-1.2%	1.2%	-0.7%	1.0%

(Loss) profit before income tax	-0.6%	-75.4%	22.0%	-15.7%
Benefit from (provision for) income tax	0.5%	-2.7%	-8.8%	-3.8%

Net (loss) income	-0.1%	-78.1%	13.2%	-19.5%

Net Revenues
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		Revenues			Revenues
		from 2005 to			from 2005 to
	2006	2006	2005	2006	2006	2005
	(000)		(000)	(000)		(000)
Power Semiconductors	$52,815	15.7%	$45,649	$153,306	8.2%	$141,680
ICs	13,906	36.8%	10,163	42,663	39.7%	30,546
Systems and RF Power Semiconductors	5,553	22.7%	4,524	15,921	7.3%	14,836

Total	$72,274	19.8%	$60,336	$211,890	13.3%	$187,062

     The following tables set forth the units and average selling prices, or ASPs, for the fiscal periods indicated:
Average Selling Prices (ASPs)

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		ASP from			ASP from
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Power Semiconductors	$1.82	-19.5%	$2.26	$1.95	-16.7%	$2.34
ICs	$0.43	-53.8%	$0.93	$0.47	-48.9%	$0.92
Systems and RF Power Semiconductors	$14.54	-10.6%	$16.27	$12.94	-6.8%	$13.89
     Units

	Three Months Ended December 31,			Nine Months Ended December 31,
		% change in			% change in
		units from			units from
	2006	2005 to 2006	2005	2006	2005 to 2006	2005
	(000)		(000)	(000)		(000)
Power Semiconductors	28,957	43.1%	20,238	78,780	30.3%	60,473
ICs	32,592	199.3%	10,890	90,185	173.1%	33,023
Systems and RF Power Semiconductors	382	37.4%	278	1,230	15.2%	1,068

Total	61,931	97.2%	31,406	170,195	80.0%	94,564

     The 19.8% increase in net revenues in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 reflects an increase in revenues primarily from an increase in sales of power semiconductors and ICs. The increase in the sales of power semiconductors was primarily due to an increase of $7.1 million in sales of bipolar products, principally to industrial and commercial markets. The increase in the IC sales was primarily due to an increase in sales of application specific integrated circuits, or ASICs, of approximately $1.9 million, and an increase of $1.8 million in sales of ICs to the telecom market. Revenues from the sale of systems and RF power semiconductors in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 increased by $1.0 million due to an increase in revenues from the sale of subassemblies in industrial and commercial markets.

     The increase of 13.3 % in net revenues in the nine months ended December 31, 2006 as compared to the comparable period of the prior year was principally due to a 39.7% increase in revenues from ICs. The increase in ICs was comprised primarily of an increase of $6.9 million in the sale of ASICs and an increase of $5.3 million in the sale of ICs to the telecom market. Revenues from power semiconductors increased by 8.2% for the nine months ended December 31, 2006 as compared to the comparable period of the prior fiscal year, primarily due to an increase of $12.3 million in the sale of bipolar products to the industrial and commercial market and an increase of $1.5 million in the sale of MOS products. The increase of 7.3% in revenues from systems and RF power semiconductors in the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 resulted primarily from an increase of $1.1 million in the sale of subassemblies in industrial and commercial markets.
     The decrease in the ASPs of our products in the three and nine months ended December 31, 2006 as compared to the comparable period of the prior fiscal year was primarily due to a decline in the prices of our products for consumer markets. Comparing the three and nine months ended December 31, 2006 to the comparable periods of the prior fiscal year, the units increased principally due to increased shipments of ASICs for the consumer products market and power semiconductors for the industrial and commercial market.
     For the quarter ended December 31, 2006, sales to international customers represented approximately 73.3%, of our net revenues. Of our international sales, approximately 49.9% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in Asia and approximately 6.8% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2005, sales to international customers represented approximately 68.2% of our net revenues. Of our international sales, approximately 47.1% were derived from sales in Europe and the Middle East, approximately 45.7% were derived from sales in Asia and approximately 7.2% were derived from sales in the rest of the world.
     For the nine month period ended December 31, 2006, sales to international customers represented approximately 71.4% of our net revenues. Of our international sales, approximately 50.3% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in Asia and approximately 6.4% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2005, sales to international customers represented approximately 67.9% of our net revenues. Of our international sales, approximately 48.1% were derived from sales in Europe and the Middle East, approximately 44.5% were derived from sales in Asia and approximately 7.4% were derived from sales in the rest of the world.
     For the three and nine months ended December 31, 2006, the revenues in the United States moderated and revenues in Asia increased because of the continuing shift by our U.S. based customers to manufacturing overseas. Revenues in Europe increased because of increased sales to the industrial and commercial market.
Gross Profit.
     Gross profit margin decreased marginally to 31.1% in the three months ended December 31, 2006 from 31.4% in the three months ended December 31, 2005. Gross profit margin decreased to 31.4 % in the nine months ended December 31, 2006 from 32.8% in the nine months ended December 31, 2005, principally because of the changes in the product mix, as sales to the higher margin medical market decreased slightly and sales to the consumer and industrial and commercial market increased. The increase in gross profit expressed in dollars in the three and nine months ended December 31, 2006 as compared to the same period of the prior year was primarily the result of a significant increase in number of units sold, although at a lower gross profit margin.
Research, Development and Engineering.
     For the three months ended December 31, 2006 as compared to the comparable period of the prior year, research, development and engineering expenses were largely unchanged, showing a decline of $70,000, or 1.4%. For the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005, research, development and engineering expenses increased by $1.7 million, or by 13%. The increase is principally due to increased spending on the development of new IC products.
Selling, General and Administrative.
     For the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, selling, general and administrative expenses increased by $1.6 million. The increase was primarily due to stock option compensation of $482,000, effective with the adoption of SFAS 123(R) on April 1, 2006, an increase in external regulatory compliance costs of $331,000, and an increase in both external and internal personnel and administrative costs. For the nine months ended December 31, 2006 as compared to nine months ended December 31, 2005, selling, general and administrative expenses increased by $5.3 million. The increase primarily resulted from stock option compensation of $1.6 million, effective with the adoption of SFAS 123(R) on April 1, 2006, an increase of $2.1 million in professional and consulting fees for regulatory compliance and an increase in both internal and external personnel and administrative costs.

Litigation Provision.
     For the quarter ended December 31, 2006, we accrued $6.7 million on our ongoing litigation against International Rectifier Corporation and $206,000 of interest on the LoJack matter. For the nine months ended December 31, 2006 we released a net amount of $29.7 million, from our litigation provision, as the Superior Court reduced the amount of damages from $36.7 million to $4 million on July 20, 2006. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of these litigation matters.
Interest Income/Expense and Other (Expense) Income, Net.
     Other expense, net for the quarter ended December 31, 2006 was $863,000 as compared to other income, net of $741,000 for the three months ended December 31, 2005. Other expense, net incurred for the nine months ended December 31, 2006 was $1.5 million as compared to other income, net of $2.0 million for nine months ended December 31, 2005. The expense in the three and nine months ended December 31, 2006 were primarily due to losses associated with changes in foreign currency rates, partially offset by interest income; whereas for the comparable period of the last fiscal year, other income, net was primarily interest income.
Provision for Income Tax.
     In the quarter ended December 31, 2006, the benefit from income tax reflected an effective tax rate of 77% for the period as compared to a provision for income tax rate of 3.5% in the quarter ended December 31, 2005. The effective tax rates for the quarter ended December 31, 2006 and December 31, 2005 were markedly affected by the litigation provision. In the nine months ended December 31, 2006, the provision for income tax reflected an effective tax rate of 40.0% as compared to an effective tax rate of 24.2% in the nine months ended December 31, 2005. The change in the effective tax rate for the three months ended December 31, 2006 is largely due to the accrual in litigation provision of $6.7 million for our International Rectifier matter and to movement in the valuation allowance. The increase in the effective tax rate for the nine month period ended December 31, 2006 is largely due to a reduction in research and development and other tax credits available.
Liquidity and Capital Resources
     At December 31, 2006, cash and cash equivalents of $61.1 million were 21.9 % less than the $78.2 million at March 31, 2006.
     Net cash provided by operating activities in the nine months ended December 31, 2006 was $3.6 million, as compared to $27.4 million in the nine months ended December 31, 2005. Our net inventories at December 31, 2006 increased $28.2 million, or 46.7%, from March 31, 2006, in order to be more responsive to our customers’ demands. Net accounts receivable were largely unchanged from March 31, 2006 to December 31, 2006 and increased by $284,000, or 0.7%. Our accounts payable at December 31, 2006 increased by $4.3 million, or 21.2%, from accounts payable at March 31, 2006, primarily because of the increase in inventories. Accrued expenses and other current liabilities increased by $1.8 million, or 7.2%, from March 31, 2006 to December 31, 2006, primarily due to an increase in income tax liabilities.
     We used $8.2 million in net cash for investing activities during the nine months ended December 31, 2006, as compared to $20.2 million during the nine months ended December 31, 2005. The principal use of cash for investing activities is capital expenditures. During the nine months ended December 31, 2006, we spent $8.7 million on capital expenditures to increase our capacity and replace older equipment. During the nine months ended December 31, 2005, we spent $18.5 million in capital expenditures, including $14.2 million for the purchase of the Clare and Micronix facilities.
     For the nine months ended December 31, 2006, net cash used for financing activities was $15.5 million as compared to net cash provided by financing activities of $12.9 million in the nine months ended December 31, 2005. During the nine months ended December 31, 2006, the cash was used principally to purchase $13.2 million of treasury stock. In June 2005, we borrowed approximately $12 million. We borrowed these funds to improve our liquidity in light of the funds spent to purchase our Clare and Micronix facilities.
     In addition to cash flow from operations, assets acquired through capital leases were $1.3 million and $3.4 million for the three and nine month periods ended December 31, 2006, respectively. In the comparable period of the prior fiscal year assets, acquired through capital leases were $903,000 and $1.3 million for the three and nine months, respectively. Another potential source of liquidity is borrowings under existing lines of credit. At December 31, 2006, we had available credit of $2.1 million.
     At December 31, 2006, our debt, consisting of short term and long term capital lease obligations and loans payable, was $19.3 million, representing 31.6% of our cash and cash equivalents and 10.5% of our stockholders equity.
     As of December 31, 2006, we had $61.1 million in cash and cash equivalents. In January 2007, IXYS entered into an agreement to purchase a building, to be used as its corporate offices and facility for Silicon Valley operations, for approximately $7.5 million. The transaction is expected to be completed in July 2007. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including $6.7 million payable to International Rectifier and the potential loss of $7.2 million or more in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2006. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. A material weakness in internal control over financial reporting that led to the conclusion is discussed below.
Material Weaknesses
     In conducting its assessment, our management concluded that one material weakness existed as of March 31, 2006 as a result of the absence of a financial accounting professional with sufficient skills and experience to make estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America (“US GAAP”) during the closing process. This material weakness was not remedied at December 31, 2006.
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
Changes in Internal Control over Financial Reporting
     To remedy the material weakness at March 31, 2006, we have recently engaged a financial accounting firm with the requisite skills and experience to make estimates and judgments about non-routine transactions consistent with US GAAP during the closing process. We expect to continue to evaluate our experience with the firm to determine whether the material weakness has been remedied. We continue to search for an appropriate individual to fill the role, as well. In the interim, we intend to mitigate the material weakness by implementing internal controls for additional secondary reviews of key estimates and judgments relating to non-routine transactions.
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
     The information set forth in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
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

  IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products and interest. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We are appealing the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the damage award and injunction. The judgment therefore became payable and the injunction enforceable. We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $6.7 million is sufficient for any actual losses that may be incurred as a result of this litigation.
     Additionally, in the future, we could be accused of infringing the intellectual property rights of third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, may divert the efforts and attention of our management and technical personnel from our core business operations and could otherwise harm our business.
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
     In August 2006, LoJack filed a notice with the Superior Court of motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and we have each appealed. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Post-judgment proceedings and/or appeals may take several months or even years to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.
     We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $7.2 million is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     During the nine months ended December 31, 2006, our product sales by region were approximately 28.6% in the United States, approximately 35.9% in Europe and the Middle East, approximately 31.0% in Asia and approximately 4.5% in the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:
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
     The semiconductor industry has been characterized by periodic limitations on production capacity. We are currently experiencing limits on production capacity for some of our products. Although we may be able to obtain the capacity necessary to meet present demand, if we are unable to increase our production capacity to meet possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.
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
     We have not concluded that this material weakness was remediated at December 31, 2006. Existence of this material weakness or other material weaknesses in our internal control could result in a material misstatement of our financial condition, results of operations and cash flows. Whether or not a misstatement occurs, the existence of one or more material weaknesses could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our controls over financial reporting, which ultimately could negatively impact the market price of our shares.
     Our management further determined that our disclosure controls and procedures were not effective as of December 31, 2006. See Item 4 of Part I, “Controls and Procedures,” in this Quarterly Report on Form 10-Q.
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
     Of our revenues for the nine months ended December 31, 2006, 39% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.
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
     Approximately 13% of our net revenues in the nine months ended December 31, 2006 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.
  Nathan Zommer, Ph.D. owns a significant interest in our common stock.
     As of December 31, 2006, Nathan Zommer, Ph.D., our President and Chief Executive Officer, owned, directly or indirectly, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
     In addition, approximately 13% of our net revenues in the nine months ended December 31, 2006 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	—	(1)	—	1,355,300 (2)

November 1, 2006 – November 30, 2006	489,400	9.58	489,400	865,900

December 1, 2006 – December 31, 2006	297,440	9.37	297,440	568,460

Total	786,840	9.50	786,840

(1)	Not applicable

(2)	The current stock purchase program was approved on May 12, 2006 and will expire on June 15, 2007. The purchase of up to 2,000,000 shares of common stock was approved.
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

Uzi Sasson, Vice President of Finance and Chief Financial Officer (Principal Financial Officer)
Date: February 7, 2007

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Agreement for Purchase and Sale of 1590 Buckeye Drive, Milpitas, California dated January 31, 2007 by and between Barber Lane Associates L.P. and IXYS Corporation

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.