Form 10-K
period 2007-03-31
IXYS CORP /DE/
filed 2007-06-14
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26124

IXYS Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0140882 (I.R.S. Employer Identification No.)

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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last sale price on the Nasdaq Global Market on September 29, 2006 was approximately $215,770,807. For purpose of this calculation, shares held by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the Registrant’s Common Stock outstanding as of May 24, 2007 was 32,542,641.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its annual meeting of stockholders to follow its fiscal year ended March 31, 2007, to be filed subsequently — Part III.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2007, or fiscal 2007, power semiconductors constituted approximately 72.6% of our revenues, which included 32.0% from power MOS transistors and 40.6% from bipolar products.

We design and sell ICs that have applications in telecommunications, display, and power management products. In fiscal 2007, ICs constituted approximately 19.7% of our revenues.

We also design and sell RF power devices that switch electricity at the high rates required by circuitry that generates radio frequencies.

IXYS’s power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for applications such as communications infrastructure, including wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications, such as industrial transportation, robotics, automation, and process control equipment;

•	plasma display panels;

•	medical electronics for sophisticated applications, such as defibrillators and MRI equipment; and

•	renewable energy sources like wind turbines and solar systems.

Our mixed signal ICs are used in telecommunications products, central office switching equipment, customer premises equipment, set top boxes, remote meter reading equipment, security systems, advanced flat displays, medical electronics, and defense aerospace systems. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics.

We design our products primarily for industrial and business applications, rather than for use in personal computers or mobile phones. In fiscal 2007, our products were used by over 2,000 customers worldwide. Our major customers include ABB, Astec, Cisco Systems, Delta Electronics, General Electric, Guidant, Infineon, LG, Medtronics, Samsung and Siemens.

We were founded in 1983 and are incorporated in the state of Delaware.

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

Pursue selective acquisition and investment strategies.  We seek to access additional technological capabilities and complementary product lines through selective acquisitions and strategic investments, with the goal of integrating acquisitions into our business. For example, through the acquisition of Clare, Inc., we expanded our product offerings into the semiconductor segment of the market that replaces electromagnetic relays with solid-state relays, or SSRs. The semiconductor products acquired with Clare are capable of integrating a number of functions previously provided by discrete components into one package and include product applications such as modem interfaces to the Internet, cable set top boxes, and applications for voice over Internet protocol, or VoIP, as well as mixed signal application specific ICs, or ASICs, for the medical, flat display and military markets. Through the Microwave Technology acquisition, we substantially increased our RF power products, by acquiring a product line of gallium arsenide devices that are useful in the amplification or reception of RF in wireless, medical, defense and space applications.

Collaborate with select companies on product development.  We seek to enter into collaborative arrangements with existing and potential customers in attractive end user markets in order to optimize our products for their use.

Optimize mix between internal and external manufacturing.  We intend to continue using both internal wafer fabrication facilities and our external foundry relationships. We believe that our internal manufacturing capabilities enable us to bring products to market more quickly than would be possible if we were required to rely exclusively on external foundries, retain certain proprietary aspects of our process technology and more quickly introduce new process and product innovations through close collaboration between our design and process engineers. Our alliances with external foundries and assembly subcontractors allow us to substantially reduce capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal facilities alone.

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2007, power semiconductors constituted approximately 72.6% of our revenues, which included about 32.0% from power MOS transistors and about 40.6% from bipolar products. In fiscal 2006, power semiconductors constituted approximately 76.0% of our revenues, which included about 36.4% from power MOS transistors and about 39.6% from bipolar products. In fiscal year 2005, power semiconductors constituted approximately 76.0% of our revenues, which included about 39.9% from power MOS transistors and about 36.1% from bipolar products.

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

Integrated Circuits

Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries, and include mixed signal application specific ICs designed for specific customers as well as standard products, and ICs for power management and control. ICs accounted for 19.7% of our revenues in fiscal 2007, 16.5% of our revenues in fiscal 2006, and 15.9% in fiscal 2005.

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

RF Power Semiconductors

Our RF power devices switch electricity at the high rates necessary to enable the amplification or reception of radio frequencies. Our products include field effect transistors, or FETs, pseudomorphic high electron mobility transistors, or PHEMTs, and Gunn diodes. These products are principally gallium arsenide devices, which remain efficient at the high heat and energy levels inherent in RF applications.

Systems and Other Products

We manufacture and sell laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices. Additionally, we manufacture our proprietary direct copper bond, or DCB, substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost-effectively provides excellent thermal transfer while maintaining high electrical isolation.

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

Category	IXYS Products	End User Applications

Power Conversion Systems	FRED IGBT Module MOSFET Rectifier IC Driver	SMPS and UPS for: Wireless base stations Internet facilities Storage area networks RF generators
Motor Drives	FRED IGBT Module MOSFET Thyristor IC Driver	Automation Robotics Process control equipment Machine tools Electric trains
Medical Electronics	IGBT MOSFET Thyristor IC GaAs FET	Defibrillators Medical imaging devices Laser power supplies Ultrasound Hearing aids
Telecommunications	SSR LCAS GaAs FET DAA	Point-of-sale terminals Modems Set top boxes Wireless base stations Central office
Display	MOSFET IC driver	Plasma display panels E-books

We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2007, we employed 56 people in sales, marketing, and customer support and used 37 sales representative organizations and 9 distributors in North and South America and 97 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 47% of net revenues in fiscal 2007, 44% of net revenues in fiscal 2006, and 36% of net revenues in fiscal 2005.

In fiscal 2007, United States sales represented approximately 27.5%, and international sales represented approximately 72.5%, of our net revenues. Of our international sales in fiscal 2007, approximately 52.1% were derived from sales in Europe and the Middle East, approximately 41.4% were derived from sales in Asia and approximately 6.5% were derived from sales in Canada and the rest of the world. No one customer accounted for more than 10% of net revenues in fiscal 2007. For financial information about geographic areas for each of our last three fiscal years, see Note 13, “Segment and Geographic Information,” of our Notes to Consolidated Financial Statements, provided in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see “Risk Factors-Our international operations expose us to material risks,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.

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

Research and Development

We believe that we successfully compete in our markets because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. We are a pioneer in technology with respect to higher power MOSFETs, IGBTs, SSRs, E ink and cholesteric driver ICs and direct-bonded substrates. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product lifetime of years. Our research and development expenses were approximately $20.1 million in fiscal 2007, $17.5 million in fiscal 2006, and $18.6 million in fiscal 2005. As of March 31, 2007, we employed 104 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing RF power MOSFETs and GaAs FETs;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing high efficiency solar cells;

•	developing higher power IGBT modules;

•	developing power solid state relays;

•	developing power management ICs based on our HVIC technology;

•	developing Trench MOSFETs for automotive and portable equipment markets; and

•	developing module products for automotive markets.

Research and development activities are conducted in collaboration with manufacturing activities to help expedite new products from the development phase to manufacturing and to more quickly implement new process technologies. From time to time, our research and development efforts have included participation in technology collaborations with universities and research institutions.

Patents and Other Intellectual Property Rights

As of March 31, 2007, we held 135 issued patents, of which 99 were issued in the U.S. and 36 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties.

While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations, are of greater competitive significance.

We are currently engaged in patent litigation. See Item 3, “Legal Proceedings.”

Manufacturing and Facilities

The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and by utilizing external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.

We own an approximately 170,000 square-foot facility in Lampertheim, Germany at which we fabricate bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs. We also lease an approximately 30,000 square foot facility in Fremont, California, where we manufacture our gallium arsenide RF power semiconductors, and an approximately 100,000 square foot facility in Chippenham, England where we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to bring products to the market more quickly, retain certain proprietary aspects of our process technology and more quickly develop new innovations.

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

Measured in dollars, we relied on external foundries for approximately 37.8% of our wafer fabrication requirements in fiscal 2007. We have arrangements with a number of external wafer foundries, three of which provide the wafers for power semiconductors. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

For a discussion of risks attendant to our use of external foundries, see “Risk Factors-We depend on external foundries to manufacture many of our products,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of risks attendant to our acquisition of substrates prior to wafer fabrication, see “Risk Factors-We depend upon a limited number of suppliers for our substrates, most of whom we do not have long term agreements with,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of environmental risks attendant to our business, see “Risk Factors-We may be affected by environmental laws and regulations,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 63% of our products were, during fiscal 2007, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices.

Backlog

At March 31, 2007, our backlog of orders was approximately $105.2 million, as compared with $81.3 million at March 31, 2006. Backlog represents orders expected to be shipped within the 12 months following March 31, 2007.

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

Employees

At March 31, 2007, we employed 1,018 employees, of whom 104 were primarily engaged in engineering and research and development activities, 56 in marketing, sales and customer support, 791 in manufacturing and 67 in administration and finance. Of these employees, 137 hold engineering or science degrees, including 23 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Other

Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations. In recent periods, we increased inventory to become responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis.

Available Information

We currently make available through our website at http://www.IXYS.com, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report. You can also request free copies of such documents by contacting us at 408-982-0700 or by sending an e-mail to investorrelations@IXYS.net.

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

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to any shortfall in revenues. If we are unable to utilize our manufacturing, assembly and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher costs and lower gross margins. Increased competition and other factors may lead to price erosion, lower revenues and lower gross margins for us in the future.

IXYS could be harmed by litigation.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products, by implication, after September 30, 2005 and interest. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We are appealing the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the damage award and injunction. The judgment therefore became payable and the injunction enforceable. We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $6.8 million is sufficient for any actual losses that may be incurred as a result of this litigation.

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

In the event of an adverse outcome in any intellectual property litigation, we could be required to pay substantial damages, cease the development, manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. An adverse outcome in an infringement action could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, our subsidiary, Clare Inc., was sued in a Superior Court in the state of Massachusetts in 2003 over a dispute between it and LoJack Corporation relating to a contract for the design, development and purchase of application specific integrated circuits and assemblies. On February 8, 2006, the jury found that Clare was liable for damages in the amount of $36.7 million. On July 20, 2006, the Superior Court reduced the damages award to $4 million.

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

In August 2006, LoJack filed a notice with the Superior Court of motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and we have each appealed the judgment of the Superior Court. On April 13, 2007, the parties’ appeals were argued before the Appeals Court of Massachusetts. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. The appeals may take a year or more to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.

We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $7.4 million is sufficient for any actual losses that may be incurred as a result of this litigation.

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

During fiscal 2007, our product sales by region were approximately 27.5% in the United States, approximately 37.8% in Europe and the Middle East, approximately 30.0% in Asia and approximately 4.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia. Some of the risks inherent in doing business internationally are:

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds and Euros. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

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

Our operating expenses are relatively fixed, and, therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if we do not meet our revenue goals.

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

We cannot assure that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

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

Of our revenues for fiscal 2007, 37.8% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

Our requirements typically represent a small portion of the total production of the external foundries that manufacture our wafers and products. We cannot be certain these external foundries will continue to devote resources to the production of our wafers and products or continue to advance the process design technologies on which the manufacturing of our products is based. These circumstances could harm our ability to deliver our products or increase our costs.

Our success depends on our ability to manufacture our products efficiently.

We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous die on each wafer could be nonfunctional as a result of, among other factors:

•	contaminants in the manufacturing environment;

•	defects in the masks used to print circuits on a wafer;

•	manufacturing equipment failure; or

•	wafer breakage.

For these and other reasons, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, we may also experience a decrease in manufacturing yields. As a result, we may not be able to cost-effectively expand our production capacity in a timely manner.

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

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology. More specifically, we cannot assure that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. We may also become subject to or initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources and could harm our financial results. Also, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, and Toshiba. Our IC products compete principally with those of Agere Systems, Legerity, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We rely on our distributors and sales representatives to sell many of our products.

A substantial majority of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our distributors, filed for bankruptcy in April 2007.

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

Our dependence on subcontractors to assemble and test our products subjects us to a number of risks, including an inadequate supply of products and higher materials costs.

We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:

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

In addition, we use a limited number of subcontractors to assemble a significant portion of our products. If one or more of these subcontractors experiences financial, operational, production or quality assurance difficulties, we could experience a reduction or interruption in supply. Although we believe alternative subcontractors are available, our operating results could temporarily suffer until we engage one or more of those alternative subcontractors. Moreover, in engaging alternative subcontractors in exigent circumstances, our production costs could increase markedly.

We depend on a limited number of suppliers for our substrates, most of whom we do not have long-term agreements with.

We purchase the bulk of our silicon substrates from a limited number of vendors, most of whom we do not have long-term supply agreements with. Any of these suppliers could reduce or terminate our supply of silicon substrates at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. We cannot assure that problems will not occur in the future with suppliers.

We face the risk of financial exposure to product liability claims alleging that the use of products that incorporate our semiconductors resulted in adverse effects.

Approximately 12% of our net revenues in fiscal 2007 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.

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

In addition, approximately 12% of our revenues in fiscal 2007 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or long-lived assets is determined resulting in an impact on our results of operations.

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

We are exposed to various risks related to the regulatory environment.

We are subject to various risks related to: (1) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate; (2) disagreements or disputes between national or regional regulatory agencies; and (3) the interpretation and application of laws, rules and regulations. If we are found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal controls over financial reporting and an attestation by our independent registered public accounting firm to the adequacy of management’s assessment of our internal control. Ongoing compliance with these requirements is complex, costly and time-consuming. If (1) we fail to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of our company may decline.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment even at a loss. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of May 24, 2007, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

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

In January 2007, we entered into an agreement to purchase a building, to be used as our corporate offices and facility for Silicon Valley operations, for approximately $7.5 million. The transaction is expected to be completed in July 2007. We believe that our current facilities, with our expected new Silicon Valley facility, are suitable to our needs and will be adequate through at least fiscal year 2008 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms. The Lampertheim property serves as collateral for a bank loan, and is subject to the bank’s security interest.

Item 3.	Legal Proceedings

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

In 2002, the U.S. District Court entered a permanent injunction barring IXYS from making, using, offering to sell or selling in, or importing into the United States MOSFETs (including IGBTs) covered by the subject patents and ruled that International Rectifier should be awarded damages of $9.1 million for IXYS’s alleged infringement of International Rectifier’s patents. In addition, the U.S. District Court ruled that IXYS had been guilty of willful infringement. Subsequently, the U.S. District Court increased the damages to a total of $27.2 million, plus attorney fees.

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

As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which IXYS believes is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc. v. MercExchange, LLC. In September 2006, the U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS is appealing the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable and the injunction enforceable. In connection with this matter, IXYS recognized a litigation provision of $6.8 million during the year ended March 31, 2007. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages or the injunction awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

LoJack

On April 10, 2003, LoJack Corporation, or LoJack, filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. The trial commenced on January 30, 2006. On February 8, 2006, the jury awarded LoJack $36.7 million in damages. On July 20, 2006, the Superior Court reduced LoJack’s damages to $4 million.

Under Massachusetts law, a damage award is increased for pre-judgment interest. Pre-judgment interest was determined to be $2.1 million at the time of the entry of the judgment on July 25, 2006. In addition, the Superior Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest. At March 31, 2007, IXYS’s reserve for this matter was $7.4 million. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

In August 2006, LoJack filed a notice with the Superior Court of a motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and IXYS each appealed the judgment of the Superior Court. On April 13, 2007, the parties’ appeals were argued before the Appeals Court of Massachusetts. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. The appeals may take a year or more to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.

There can be no assurance of a favorable final outcome in the LoJack Corporation suit. In the event of an adverse outcome, damages would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2007.

Name	Age	Position(s)

Nathan Zommer	59	Chairman of the Board, President and Chief Executive Officer
Uzi Sasson	44	Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary
Peter H. Ingram	58	General Manager of IXYS Semiconductor GmbH

There are no family relationships among our directors and executive officers.

Nathan Zommer.  Dr. Zommer, our founder, has served as a Director since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since 1993. From 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding IXYS, Dr. Zommer served in a variety of positions with Intersil, Hewlett-Packard and General Electric, including as a scientist in the Hewlett-Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

Uzi Sasson.  Mr. Sasson has served as our Chief Operating Officer since June 2007 and our Vice President of Finance, Chief Financial Officer and Secretary since November 2004. From February to November 2004, Mr. Sasson was the Chief Executive Officer of Sagent Management, a tax and accounting consulting firm. Mr. Sasson also served as the interim Chief Financial Officer for Digital Power Corp., a manufacturer of switching power supplies, from June 2004 to November 2004. Mr. Sasson served as Vice President of Tax for Mercury Interactive Corporation, a provider of software and services for the business technology optimization marketplace, from 2001 to 2003. Prior to that, Mr. Sasson was a Senior Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1992 to 2001. From August to November 2004, Mr. Sasson served as a director of IXYS. Mr. Sasson has a Masters of Science in Taxation and Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

Peter H. Ingram.  Mr. Ingram has served General Manager of IXYS Semiconductor GmbH since February 2007. From 2000 to 2007, he served as our President of European Operations and, from 1994 to 2000, he served as our Vice President of European Operations. From 1989 to 1994, he served as our Director of Wafer Fab Operations. Mr. Ingram worked with the semiconductor operations of ABB from 1982 until we acquired those operations in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IXYS.” The following table presents, for the periods indicated, the high and low sale prices per share of our common stock as reported by the Nasdaq Global Market:

	High	Low

Fiscal year ending March 31, 2007
First Quarter	$10.60	$8.87
Second Quarter	$9.89	$8.10
Third Quarter	$10.45	$8.26
Fourth Quarter	$10.74	$7.92
Fiscal year ending March 31, 2006
First Quarter	$14.96	$9.24
Second Quarter	$15.01	$9.46
Third Quarter	$12.74	$9.65
Fourth Quarter	$13.48	$8.75

The number of record holders of our common stock as of May 24, 2007 was 422. To date, we have not declared or paid cash dividends. We have no plans to do so.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs(1)

January 1, 2007 — January 31, 2007	—	—	—	568,460
February 1, 2007 — February 28, 2007	499,253	$9.14	499,253	2,000,000
March 1, 2007 — March 31, 2007	63,624	$10.06	63,624	1,936,376

Total	562,877	$9.25	562,877

(1)	A program was approved on May 12, 2006 and was terminated on February 27, 2007. It had been scheduled to expire on June 15, 2007. It authorized the purchase of up to 2,000,000 shares of common stock. A new program was approved on February 27, 2007 and will end on June 15, 2008. The purchase of up to 2,000,000 shares of common stock has been approved under this program.

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2007, 2006, and 2005 and the balance sheet data as of March 31, 2007 and 2006 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2004 and 2003 and the balance sheet data as of March 31, 2005, 2004, and 2003 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2007(1)	2006	2005	2004(2)	2003(3)
	(In thousands, except per share amounts)

Statement of operations data:
Net revenues	$285,908	$251,487	$256,620	$187,442	$136,111
Cost of goods sold	201,577	169,792	176,710	143,948	107,371

Gross profit	84,331	81,695	79,910	43,494	28,740
Operating expenses:
Research, development and engineering	20,105	17,523	18,574	15,811	12,846
Selling, general and administrative	44,134	38,371	35,707	32,742	32,437
Restructuring charge	—	—	—	—	750
Litigation provision	(29,435)	42,810	—	—	—

Total operating expenses	34,804	98,704	54,281	48,553	46,033

Operating income (loss)	49,527	(17,009)	25,629	(5,059)	(17,293)
Other income (expense):
Interest income, net	1,793	2,182	633	310	720
Other (expense) income	(3,081)	1,810	(481)	(1,324)	(1,288)

Income (loss) before income taxes	48,239	(13,017)	25,781	(6,073)	(17,861)
(Provision for) benefit from income tax	(18,020)	6,911	(9,539)	1,641	5,716

Net income (loss)	$30,219	$(6,106)	$16,242	$(4,432)	$(12,145)

Net income (loss) per share — basic	$0.90	$(0.18)	$0.49	$(0.14)	$(0.39)

Weighted average shares used in per share calculation — basic	33,505	33,636	33,093	32,434	30,889

Net income (loss) per share — diluted	$0.87	$(0.18)	$0.46	$(0.14)	$(0.39)

Weighted average shares used in per share calculation — diluted	34,784	33,636	35,085	32,434	30,889

	As of March 31,
	2007(1)	2006	2005	2004(2)	2003(3)
	(In thousands)

Selected operating data:
Gross profit margin	29.5%	32.5%	31.1%	23.2%	21.1%
Depreciation and amortization	$10,499	$8,543	$10,639	$11,186	$9,297
Balance sheet data:
Cash and cash equivalents	$54,027	$78,192	$58,144	$42,058	$40,094
Working capital	142,408	118,815	124,063	96,246	95,425
Total assets	273,641	279,987	219,891	198,269	183,057
Total long-term obligations	34,647	28,023	16,796	15,120	14,966
Total stockholders’ equity	181,109	159,973	165,277	145,531	138,809
Cash flow data:
Cash provided by operating activities	$1,883	$31,143	$23,730	$5,679	$2,404
Cash (used in) provided by investing activities	(8,865)	(20,756)	(4,966)	(1,929)	5,012
Cash (used in) provided by financing activities	(20,093)	11,214	(2,734)	(2,311)	(284)

(1)	We began recognizing the provisions of SFAS 123(R) beginning in fiscal 2007. See Note 3, “Employee Equity Incentive Plans” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	During fiscal 2004, we completed our acquisition of Microwave Technology, Inc.

(3)	During fiscal 2003, we completed our acquisition of Clare, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Over the past fiscal year, our revenues from the sales of semiconductors for the consumer products and medical markets have declined while our revenues from the sale of semiconductors for the industrial and commercial market have increased. Geographically, over the same period, our revenues in the United States decreased slightly, our revenues in Europe and the Middle East increased substantially, in large part because of the strengthening European economy, growth in the industrial and commercial market and the depreciation of the dollar against the pound and the euro, and our revenues in Asia increased as our customers shifted their manufacturing to Asia and the industrial and commercial market grew. Gross profit margins declined during the fiscal year due to write-offs of excess inventory, production inefficiencies and the decline in revenues from the higher margin medical market as a percentage of total revenues. Selling, general and administrative expenses increased in the fiscal year, in large part due to increasing costs of compliance with laws and regulations and the commencement of the expensing of stock options. Distribution revenue increased during the fiscal year, as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from semiconductors for the consumer products market, which are typically purchased directly from us, declined. During the fiscal year, we increased inventory to become more responsive to customer demand for shorter lead times for the delivery of orders, in light of our customers’ desire to manage their inventories on a “just-in-time” basis. With the shortening of order lead times, our visibility as to the timing of revenues and product mix has declined.

We have adjusted the preliminary consolidated financial information for the quarter and year ended March 31, 2007, announced on May 24, 2007, to reflect an increase of $1.5 million in net income. The adjustments were made to reflect changes in estimates relating to the provision for income taxes made in the first quarter and to reverse the accrual of bonuses for the executive officers. As a consequence of these adjustments, our net income for the quarter ended March 31, 2007 increased to $2.2 million, or $0.07 per share on a diluted basis, and our net income for fiscal 2007 increased to $30.2 million, or $0.87 per share on a diluted basis.

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

Revenue recognition.  We sell to distributors and original equipment manufacturers. Approximately 47% of our revenues in fiscal 2007, 44% of our revenues in fiscal 2006, and 36% of our revenues in fiscal 2005 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical allowance activity, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting

Standards, of SFAS, No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $355,000 in fiscal 2007, $363,000 in fiscal 2006, and $161,000 in fiscal 2005.

We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other current liabilities. Shipping and handling costs are included in cost of sales.

Allowance for sales returns.  We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2007, 2006, and 2005, approximately $1.8 million, $962,000, and $1.1 million, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. We establish the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $2.9 million in inventory of our products on hand at March 31, 2007. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2007 (in thousands):

Balance March 31, 2004	$424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	$237

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

Inventories.  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. Effective April 1, 2006, we adopted SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The application of SFAS 151 did not have a material impact on our consolidated financial statements. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over-estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. For example, we perform an analysis of inventories and compare the sales for the preceding two years. To the extent we have inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, we recognize a reserve for excess inventories. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different.

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

The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2004	$24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional accrual of excess inventory	6,971

Balance at March 31, 2007	$18,829

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2007 and 2006, our lower of cost or market reserve was $615,000 and $260,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

We entered into purchase agreements for purchase of fabricated wafers and substrates over two to six years. Under these agreements, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as at March 31, 2007. The total amounts committed under the agreement have been disclosed in “Disclosures about Contractual

Obligations and Commercial Commitments” elsewhere in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 6, “Commitments and Contingencies” of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Valuation of Goodwill and Intangible Assets.  We value goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Goodwill.  We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We have one reporting unit for which we have a balance in goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.

In fiscal 2007, we reduced goodwill by $1 million. The reduction resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” This is discussed in Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements.

Valuation of property, plant and equipment.  We regularly evaluate the recoverability of our property, plant, equipment and intangible assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. Reviews are regularly performed to determine whether facts and circumstances exist indicating that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Legal contingencies.  We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at March 31, 2007 of approximately $14.2 million, comprised of reserves for our litigation against International Rectifier Corporation of $6.8 million and against LoJack Corporation of $7.4 million.

Income tax.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will reduce goodwill, intangible assets, or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

In the fourth quarter, based on available positive and negative evidence, management evaluated the valuation allowance established for certain deferred tax assets and released $1.2 million in accordance with SFAS 109. This was reflected as a reduction in goodwill of $1 million and in income tax expense of $200,000. The reduction in valuation allowance primarily relates to our expected future taxable income in certain jurisdictions, together with available tax planning strategies, including the migration of intellectual property rights to lower tax jurisdictions. This may cause the effective tax rate in future years to fluctuate. In accordance with SFAS 5, “Accounting for Contingencies,” we reassessed our tax contingency reserves at the end of the year and recorded the appropriate adjustments.

Defined benefit plans.  We maintain pension plans covering certain of our employees in foreign locations. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Our assumptions are derived from actuarial projections and actual market data. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. On March 31, 2007, we adopted the provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.” SFAS 158 required us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS 158 did not have any impact on the consolidated financial statements. See Note 10, “Pension Plans” of the Notes to Consolidated Financial Statements elsewhere in this report for the effects of the adoption of SFAS 158.

Share-Based Compensation.  In the first quarter of fiscal year 2007, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during fiscal 2007 was $2.0 million. Determining the appropriate fair value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

We use historical volatility based on our stock price. We use the simplified calculation of expected life described in the Staff Accounting Bulletin 107 of the SEC, due to changes in the vesting terms and contractual life of current option grants compared to our historical grants. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

In addition, SFAS 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our selling, general and administrative expenses. The effect of forfeiture adjustments in fiscal 2007 was insignificant. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of fiscal 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Accounting Changes

Stock Compensation Expense.  See Note 3, “Employee Equity Incentive Plans” of Notes to Consolidated Financial Statements elsewhere in this report for the effects of the adoption of SFAS 123(R).

Funded Status of Employee Benefit Plans.  See Note 10, “Pension Plans” of Notes to Consolidated Financial Statements elsewhere in this report for the effects of the adoption of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.”

Inventories.  Effective April 1, 2006, we adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The application of SFAS 151 did not have a material impact on our consolidated financial statements.

Recent Accounting Developments

In June 2006, Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still assessing the impact of adoption of FIN 48. Based on the preliminary analysis, management believes that adoption will result in recording a decrease to retained earnings between $1.9 million and $3.2 million in the first quarter of fiscal 2008. However, the final analysis will be completed in the first quarter of fiscal 2008.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for our company beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 to our financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for our company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We do not believe that adoption of SFAS 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table sets forth selected consolidated statement of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
		% Change		% Change
		from 2006		from 2005
	2007	to 2007	2006	to 2006	2005
	(000)		(000)		(000)

Net revenues	$285,908	13.7	$251,487	(2.0)	$256,620
Cost of goods sold	201,577	18.7	169,792	(3.9)	176,710

Gross profit	$84,331	3.2	$81,695	2.2	$79,910

Operating expenses:
Research, development and engineering	$20,105	14.7	$17,523	(5.7)	$18,574
Selling, general and administrative	44,134	15.0	38,371	7.5	35,707
Litigation provision	(29,435)	(168.8)	42,810	nm	—

Total operating expenses	$34,804	(64.7)	$98,704	81.8	$54,281

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2007	2006	2005
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	70.5	67.5	68.9

Gross profit	29.5	32.5	31.1

Operating expenses:
Research, development and engineering	7.0	7.0	7.2
Selling, general and administrative	15.4	15.3	13.9
Litigation provision	(10.2)	17.0	—

Total operating expenses	12.2	39.3	21.1

Operating income (loss)	17.3	(6.8)	10.0
Other income (expense), net	(0.4)	1.6	—

Income (loss) before (provision for) benefit from income tax	16.9	(5.2)	10.0
(Provision for) benefit from income tax	(6.3)	2.7	(3.7)

Net income (loss)	10.6	(2.5)	6.3

Revenues

The following table sets forth the revenues for each of our product groups for fiscal 2007, 2006 and 2005:

	Year Ended March 31,
		% Change		% Change
		from 2006 to		from 2005 to
	2007	2007	2006	2006	2005
	(000)		(000)		(000)

Power Semiconductors	$207,523	8.6	$191,105	(2.1)	$195,148
ICs	56,212	35.5	41,493	1.8	40,759
Systems and RF Power Semiconductors	22,173	17.4	18,889	(8.8)	20,713

Total	$285,908	13.7	$251,487	(2.0)	$256,620

Average Selling Price (ASPs)

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2007, 2006 and 2005:

	Year Ended March 31,
		% Change		% Change
		from 2006 to		from 2005 to
	2007	2007	2006	2006	2005

Power Semiconductors	$1.96	(13.7)	$2.27	2.3	$2.22
ICs	$0.48	(42.2)	$0.83	(4.6)	$0.87
Systems and RF Power Semiconductors	$14.02	8.4	$12.94	(11.4)	$14.60

Units

	Year Ended March 31,
		% Change		% Change
		from 2006 to		from 2005 to
	2007	2007	2006	2006	2005
	(000)		(000)		(000)

Power Semiconductors	105,820	25.8	84,117	(4.2)	87,846
ICs	116,079	132.3	49,970	6.2	47,054
Systems and RF Power Semiconductors	1,582	8.4	1,460	2.9	1,419

Total	223,481	64.9	135,547	(0.6)	136,319

The 13.7% increase in net revenues from fiscal 2006 to fiscal 2007 resulted primarily from an increase in sales of power semiconductors and ICs. The increase in the sale of power semiconductors was primarily due to an increase in sales of bipolar products of $16.4 million, principally to the industrial and commercial market. The increase in IC sales was primarily due to an increase in sales of ASICs of approximately $7.1 million, and an increase of $5.8 million in sales of ICs to the telecom market. Revenues from the sale of systems and RF power semiconductors in fiscal 2007 as compared to fiscal 2006 grew due to an increase of $5.3 million in the sale of subassemblies, partially offset by a $2.0 million decrease in revenues from sales of our RF devices.

The decrease in the ASPs of our power semiconductors and ICs in fiscal 2007 as compared to fiscal 2006 was primarily due to a shift in product mix and a substantial increase in the sale of low-price units of ASIC devices. The increase in the number of units sold was principally due to an increase in shipments of ASICs for the consumer products market and power semiconductors for the industrial and commercial markets. The increase in ASPs units for systems and RF semiconductors resulted from a shift towards the sale of subassemblies.

The 2.0% decline in net revenues from fiscal 2005 to fiscal 2006 resulted primarily from a reduction in our revenues from the sale of power semiconductors and of systems and RF power semiconductors. The decline in our revenues from power semiconductors was related to a decline in the number of units sold. The decline in units was offset by an increase in ASPs in large part as the result of a shift in our product mix, as shipments of product for inclusion in plasma display panels declined while shipments for the medical market increased. Revenues in systems and RF power semiconductors declined by $1.8 million principally due to substantial price erosion in RF power semiconductors and the loss of a significant customer for RF power semiconductors. Integrated circuit revenues increased slightly as a consequence of an increase in unit shipments. The increase in unit shipments was partially offset by a decrease in ASPs caused by price erosion across the standard product line.

For fiscal 2007, sales to customers in the United States represented approximately 27.5% and sales to international customers represented approximately 72.5%, of our net revenues. Of our international sales in fiscal 2007, approximately 52.1% were derived from sales in Europe and the Middle East, approximately 41.4% were derived from sales in Asia and approximately 6.5% were derived from sales in Canada and the rest of the world. By comparison, for fiscal 2006, sales to customers in the United States represented approximately 31.5%, and sales to international customers represented approximately 68.5%, of our net revenues. Of our international sales in fiscal 2006, approximately 48.5% were derived from sales in Europe and the Middle East, approximately 44.2% were derived from sales in Asia and approximately 7.3% were derived from sales in Canada and the rest of the world. In fiscal 2005, sales to customers in the United States represented approximately 28.2%, and sales to international customers represented approximately 71.8%, of our net revenues. Of our international sales in fiscal 2005, approximately 46.3% were derived from sales in Europe and the Middle East, approximately 47.2% were derived from sales in Asia and approximately 6.5% were derived from sales in Canada and the rest of the world. From fiscal 2006 to fiscal 2007, our revenues in the United States decreased because of a decrease in sales to the medical market and a shift by our U.S. based customers to manufacturing overseas. The revenues in Europe and the Middle East increased in fiscal 2007 as compared to fiscal 2006 because of increased demand in the industrial and commercial market, the strengthening of the European economy and the depreciation of the dollar against the pound and the euro. Our revenues in Asia increased due to a shift in product mix and a movement to overseas production by U.S. based companies. From fiscal 2005 to fiscal 2006, our revenues in the United States increased because of increased sales into the medical market, our revenues in Europe declined slightly in large part because of the appreciation of the dollar against the pound sterling and the euro and, because of a decline in sales to the consumer products market, our revenues in Asia declined substantially in the first half of the year and then stabilized.

None of our customers accounted for more than 10% of our net revenues in fiscal 2007 or fiscal 2006. In fiscal 2005, one customer, Samsung SDI Co., Ltd. accounted for more than 10% of our net revenues.

In each of the three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2006 to fiscal 2007, gross profit increased by $2.6 million. The gross profit margin decreased from 32.5% to 29.5%, primarily due to write-offs of excess inventory, production inefficiencies during the fiscal year and the decline in revenues in power semiconductors as a percentage of total revenues, including from the higher margin medical market. The additional reserve accrual for excess inventories in fiscal 2007 was $7.0 million, as compared to $4.0 million in fiscal 2006. Medical market revenues as percentage of total net revenues declined to 12.3% in fiscal 2007 from 14.5% in fiscal 2006. The reduction in gross margin was partially offset by the sale of fully reserved inventory.

From fiscal 2005 to fiscal 2006, gross profit increased by $1.8 million and gross profit margin increased from 31.1% to 32.5%, primarily as the result of a shift in our product mix towards higher margin semiconductors for the medical market and away from lower margin semiconductors for plasma display panels.

In each of the three years, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. From fiscal 2006 to fiscal 2007, R&D expenses increased by $2.6 million. The increase is principally due to a general increase in spending for the design, layout and testing of integrated circuits and power semiconductors. Expressed in terms of percentage of revenues our R&D expenses remained at 7.0% for fiscal 2007 and 2006. From fiscal 2005 to fiscal 2006, R&D expenses decreased by $1.0 million and declined slightly from 7.2% to 7.0% as a percentage of revenues due to a substantial decline in our R&D expenses related to gallium arsenide products. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Selling, General and Administrative.

In fiscal 2007 as compared to fiscal 2006, selling, general and administrative expenses increased by $5.8 million and from 15.3% to 15.4% as a percentage of net revenues. The increases were principally the result of an increase in professional and consulting expenses of $2.3 million, recognition of stock compensation expenses of $2.0 million upon adoption of SFAS 123(R), an increase of bad debt expenses of $1.3 million from the write-off of the receivables from All American Semiconductor, Inc. and an increase in personnel costs due to the increase in headcount. In fiscal 2006 as compared to fiscal 2005, selling, general and administrative expenses increased principally due to increased litigation expenses and increased professional and consulting expenses. Litigation expenses increased by $725,000 from fiscal 2005 to fiscal 2006 and professional and consulting expenses increased by $2.6 million. While selling, general and administrative expenses may increase in future periods, we do not expect a material increase in such expenses when expressed as a percentage of revenue.

Litigation Provision.

For the year ended March 31, 2007, we accrued $6.8 million related to our ongoing litigation against International Rectifier Corporation. We released a net amount of $36.2 million from the litigation reserve that we established for the LoJack Corporation lawsuit, as the court reduced the amount of damages from $36.7 million to $4.0 million. For the year ended March 31, 2006, we recorded a litigation provision of $42.8 million, reflecting an estimate of the potential loss in the LoJack litigation. See Item 3 for a description of the current status of these litigation matters.

Other Income (Expense), Net.

In fiscal 2007, other expense, net, including interest income, net, and changes in foreign currency transactions, was $1.3 million, as compared to other income, net of $4.0 million in fiscal 2006 and $152,000 in fiscal 2005. The shift to other expense, net, from fiscal 2006 to fiscal 2007 occurred principally due to the decline of the dollar as compared to the Euro, partially offset by proceeds from an insurance claim. Other income, net, increased from fiscal 2005 to fiscal 2006 principally because of an increase in interest income, net and the inclusion of $510,000 for our share in equity income of an investment accounted for under the equity method.

Interest income, net, was $1.8 million in fiscal 2007 as compared to $2.2 million in fiscal 2006 and $633,000 in fiscal 2005. Interest income, net, declined because of an increase in interest expense on capital leases, as we acquired capital equipment in Europe.

Provision for (Benefit from) Income Taxes.

In fiscal 2007, the provision for income taxes reflected an effective tax rate of 37% as compared to a benefit from income taxes reflecting an effective tax rate of 53% in fiscal 2006, and a provision for income taxes reflecting an effective tax rate of 37% in fiscal 2005. The fiscal 2007 tax rate was reduced from the statutory tax provision rate of 38% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 1%. The fiscal 2006 tax benefit rate was increased from the statutory tax rate of 44% due to the release of valuation allowances booked against deferred tax assets for a benefit of 175%, the write-off of non-utilizable net operating losses for a provision of 175%, and other tax benefits of 9%. The fiscal 2005 tax rate was increased from the statutory tax provision rate of 36% primarily due to adjustments in valuation allowance offset by tax credits.

We are in the process of implementing tax planning strategies in the form of migrating intellectual property rights to lower tax jurisdictions. This may cause future effective tax rates to fluctuate from year to year.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents were $54.0 million as compared to $78.2 million at March 31, 2006 and $58.1 million at March 31, 2005. The decrease in cash and cash equivalents in fiscal 2007 as compared to fiscal 2006 was primarily due to inventory buildup of $23.8 million and stock repurchases of $18.4 million. The increase in cash and cash equivalents during fiscal 2006 as compared to fiscal 2005 was primarily due to cash generated by operations and a loan of $12 million. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2007 was $1.9 million as compared to $31.1 million in fiscal 2006 and $23.4 million in fiscal 2005. During fiscal 2007, the principal working capital use of cash was to fund inventories. Our net inventory at March 31, 2007 increased from March 31, 2006 by 42.4%, principally to meet our customers’ demand for shorter lead times. During the period, amounts related to accounts receivable increased by $9.5 million and were offset by increases in reserves for accounts receivable, which included the write-off of the All American Semiconductor receivable after it filed for bankruptcy. Litigation reserve decreased by 67.5% due to a non-cash reduction in the net amount of $36.2 million from the litigation reserve that we established in fiscal 2006 for the LoJack Corporation lawsuit. Deferred income taxes, net showed a non-cash reduction of 34.7%, principally in connection with the reduction in the litigation reserve. Accrued expenses and other liabilities decreased from March 31, 2006 to March 31, 2007 by 23.3%, principally because of payment of foreign income tax liabilities. One customer accounted for 10.6% of our receivables at March 31, 2007. In fiscal 2006, working capital was principally used to fund inventory and accounts receivable. In fiscal 2005, working capital was principally used to fund accounts receivable in connection with the growth in revenues.

We used $8.9 million in net cash for investing activities during fiscal 2007, as compared to $20.8 million used in investing activities in fiscal 2006 and $5.0 million used in investing activities in fiscal 2005. In all three fiscal years, our uses of cash for investing activities reflected principally the purchase of plant and equipment. During fiscal 2007, we spent $9.5 million on capital expenditures, as compared to $18.6 million in fiscal 2006 and $6.0 million in fiscal 2005. In fiscal 2007 and 2005, the capital expenditures were principally for equipment required to increase our production capacity. In fiscal 2006, the capital expenditure was primarily for the purchase of two buildings. Except for the expected expenditure of $7.5 million for the purchase of a building, we expect capital expenditures during fiscal 2008 to be similar to the capital expenditures of fiscal 2007.

For fiscal 2007, net cash used in financing activities was $20.1 million, as compared to net cash provided by financing activities of $11.2 million in fiscal 2006 and net cash used in financing activities of $2.7 million in fiscal 2005. In fiscal 2007, we spent $18.4 million to purchase treasury stock. During fiscal 2006, we received $17.9 million from a €10 million, or $12 million, loan and from the exercise of options. During fiscal 2005, we used cash in financing activities principally to pay capital lease obligations. In addition, in fiscal 2005 we used $1.1 million to purchase our common stock and $800,000 to repay our note payable to the bank.

Another potential source of liquidity is available borrowings under existing lines of credit. At March 31, 2007, we had available credit aggregating $3.3 million.

At March 31, 2007, our debt, consisting of capital lease obligations and loans payable, was $22.5 million, representing 41.6% of our cash and cash equivalents and 12.4% of our stockholders equity. Over the past three fiscal years, satisfying our payment obligations for debt has not materially affected our ability to fund our operating needs.

We are obligated on a €10.0 million loan. The loan has a term of 15 years and bears a variable interest rate, dependent upon the current Euribor rate and the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $223,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2007, the

Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

At March 31, 2007, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. See Note 10, “Pension Plans” of Notes to Consolidated Financial Statements for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2007, we had $54 million in cash and cash equivalents. In January 2007, we entered into an agreement to purchase a building, to be used as our corporate offices and facility for Silicon Valley operations, for approximately $7.5 million. The purchase price is expected to be paid through the assumption of indebtedness in a like amount. The transaction is expected to be completed in July 2007. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the damages of at least $6.8 million awarded to International Rectifier and the potential loss of $7.4 million in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2007 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
		Less Than			After 5
Contractual Obligations(1)(2)	Total	1 Year	1-3 Years	3-5 Years	Years

Long term debt(3)	$12,124	$1,012	$11,112	$—	$—
Capital Lease Obligations(4)	11,306	4,195	5,933	1,178	—
Operating Lease Obligations	12,328	1,606	2,153	1,608	$6,961
Inventory Purchase Obligations(5)	43,832	27,082	8,500	6,000	2,250
Other Liabilities	—	—	—	—	—

Total	$79,590	$33,895	$27,698	$8,786	$9,211

(1)	The amount accrued in connection with litigations against LoJack Corporation and International Rectifier Corporation of $14.2 million, classified under current liability in our Consolidated Balance Sheet, has not been considered in this disclosure. See Note 6, “Commitments and Contingencies,” in Notes to Consolidated Financial Statements. In January 2007, we entered into an agreement to purchase a building, to be used as our corporate offices and facility for Silicon Valley operations, for approximately $7.5 million. The transaction is expected to be completed in July 2007.

(2)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 10, “Pension Plans” of Notes to Consolidated Financial Statements. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans, defined contribution plan, in Note 8, “Employee Savings and Retirement Plan” and Note 10, “Pension Plans” of Notes to Consolidated Financial Statements.

(3)	Includes borrowing where the repayment terms are to be renegotiated in fiscal 2011.

(4)	Includes anticipated interest payments totaling $960,000.

(5)	Represents commitments for purchase of inventory and plant and equipment. These were not recorded as liabilities on our Consolidated Balance Sheet as of March 31, 2007, as we had not yet received the related goods or taken title to the property. Inventory purchase obligations increased from $18.9 million at March 31, 2006 to $43.8 million at March 31, 2007, primarily due to the execution of long-term contracts for the purchase of key raw materials.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates, determined as of the end of fiscal 2007, would have had the effect of decreasing our net income for fiscal 2007 by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal is not subject to interest rate risk and our cash and cash equivalents greatly exceed our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

Revenues from our foreign subsidiaries were approximately 45.2% of total revenues in fiscal 2007. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

Although we have in the past entered into a limited number of foreign exchange forward contracts to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. The foreign exchange forward contracts we have entered into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results. We did not have any open foreign exchange forward contracts at March 31, 2007.

We have foreign currency rate risk and interest rate risk from a €10 million, or approximately $12 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank for a term of 15 years.

The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at

March 31, 2007 was 4.8%. See Note 2, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements for further information regarding fair value.

Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $223,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.

A hypothetical 10% adverse change in the value of the Euro against the U.S. dollar and the British pound against the U.S. dollar, determined as of the end of fiscal 2007, would have had the effect of decreasing our net income for fiscal 2007 by an amount less than $1.0 million.

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
Santa Clara, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IXYS Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

As more fully described in Notes 3 and 10 to the Consolidated Financial Statements, on April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and at March 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

BDO Seidman, LLP

San Francisco, California
June 14, 2007

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$54,027	$78,192
Restricted cash	169	313
Accounts receivable, net of allowances of $2,847 in 2007 and $2,609 in 2006	42,519	42,774
Inventories	85,965	60,357
Prepaid expenses and other current assets	3,268	4,121
Deferred income taxes	14,345	25,049

Total current assets	200,293	210,806
Property, plant and equipment, net	48,741	40,049
Other assets	5,319	5,099
Deferred income taxes	12,827	16,552
Goodwill	6,461	7,481

Total assets	$273,641	$279,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,686	$2,255
Current portion of loans payable	1,012	973
Accounts payable	19,926	20,259
Accrued expenses and other liabilities	19,081	24,889
Litigation reserve	14,180	43,615

Total current liabilities	57,885	91,991
Capitalized lease obligations, net of current portion	6,660	3,762
Long term loans, net of current portion	11,112	10,685
Pension liabilities	16,875	13,576

Total liabilities	92,532	120,014

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,031,947 issued and 32,512,039 outstanding and 34,677,834 issued and 34,152,343 outstanding at March 31, 2007 and 2006, respectively	350	347
Additional paid-in capital	165,889	161,118
Treasury stock, at cost: 2,519,908 and 525,491 common shares at March 31, 2007 and 2006, respectively	(22,851)	(4,454)
Notes receivable from stockholders	—	(59)
Retained earnings (accumulated deficit)	29,605	(614)
Accumulated other comprehensive income	8,116	3,635

Total stockholders’ equity	181,109	159,973

Total liabilities and stockholders’ equity	$273,641	$279,987

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$285,908	$251,487	$256,620
Cost of goods sold	201,577	169,792	176,710

Gross profit	84,331	81,695	79,910

Operating expenses:
Research, development and engineering	20,105	17,523	18,574
Selling, general and administrative	44,134	38,371	35,707
Litigation provision	(29,435)	42,810	—

Total operating expenses	34,804	98,704	54,281

Operating income (loss)	49,527	(17,009)	25,629
Other income (expense):
Interest income	2,813	2,504	1,341
Interest expense	(1,020)	(322)	(708)
Other (expense) income, net	(3,081)	1,810	(481)

Income (loss) before income tax	48,239	(13,017)	25,781
(Provision for) benefit from income tax	(18,020)	6,911	(9,539)

Net income (loss)	$30,219	$(6,106)	$16,242

Net income (loss) per share — basic	$0.90	$(0.18)	$0.49

Weighted average shares used in per share calculation — basic	33,505	33,636	33,093

Net income (loss) per share — diluted	$0.87	$(0.18)	$0.46

Weighted average shares used in per share calculation — diluted	34,784	33,636	35,085

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net income (loss)	$30,219	$(6,106)	$16,242
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments securities, net of taxes, $447 in 2007 and $0 in 2006	317	327	—
Minimum pension liability, net of taxes $875 in 2007 and $646 in 2006	(1,588)	(1,159)	—
Foreign currency translation adjustments	5,752	(3,517)	1,263

Comprehensive income (loss)	$34,700	$(10,455)	$17,505

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
							Retained Earnings		Other
			Additional	Treasury	Treasury	Notes Receivable	(Accumulated	Deferred	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	from Stockholders	Deficit)	Compensation	Income	Equity
	(In thousands)

Balances, March 31, 2004	33,019	$331	$151,074	95	$(447)	$(1,388)	$(10,750)	$(10)	$6,721	$145,531
Exercise of stock options	480	4	1,509	—	—	—	—	—	—	1,513
Issuance of common stock under Employee Stock Purchase Plan	87	1	614	—	—	—	—	—	—	615
Interest accrued on notes receivable	—	—	60	—	—	(60)	—	—	—	—
Compensation expense on shareholder loans	—	—	119	—	—	—	—	—	—	119
Repayment of notes receivable	—	—	—	—	—	1,039	—	—	—	1,039
Interest forgiven on notes receivable	—	—	—	—	—	54	—	—	—	54
Amortization of deferred compensation	—	—	—	—	—	—	—	6	—	6
Repurchase of common stock	—	—	—	132	(1,105)	—	—	—	—	(1,105)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,263	1,263
Net income	—	—	—	—	—	—	16,242	—	—	16,242

Balances, March 31, 2005	33,586	336	153,376	227	(1,552)	(355)	5,492	(4)	7,984	165,277
Exercise of stock options	1,014	10	4,582	—	—	—	—	—	—	4,592
Issuance of common stock under employee stock purchase plan	78	1	687	—	—	—	—	—	—	688
Tax benefit on employee equity incentive plan	—	—	2,465	—	—	—	—	—	—	2,465
Purchase of treasury stock	—	—	—	298	(2,902)	—	—	—	—	(2,902)
Amortization of deferred compensation	—	—	—	—	—	—	—	4	—	4
Interest accrued on notes receivable	—	—	8	—	—	(8)	—	—	—	—
Repayment of note receivable	—	—	—	—	—	304	—	—	—	304
Unrealized gain on available-for-sale investments net of taxes	—	—	—	—	—	—	—	—	327	327
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(3,517)	(3,517)
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	—	(1,159)	(1,159)
Net loss	—	—	—	—	—	—	(6,106)	—	—	(6,106)

Balances, Mar. 31, 2006	34,678	347	161,118	525	(4,454)	(59)	(614)	—	3,635	159,973

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
							Retained Earnings		Other
			Additional	Treasury	Treasury	Notes Receivable	(Accumulated	Deferred	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	from Stockholders	Deficit)	Compensation	Income	Equity
	(In thousands)

Balances, March 31, 2006	34,678	$347	$161,118	525	$(4,454)	$(59)	$(614)	$—	$3,635	159,973
Stock grants and exercise of stock options	275	2	1,550	—	—	—	—	—	—	1,552
Issuance of common stock under employee stock purchase plan	79	1	658	—	—	—	—	—	—	659
Share-based compensation	—	—	2,009	—	—	—	—	—	—	2,009
Tax benefit on employee equity incentive plan	—	—	554	—	—	—	—	—	—	554
Purchase of treasury stock	—	—	—	1,995	(18,397)	—	—	—	—	(18,397)
Repayment of note receivable	—	—	—	—	—	59	—	—	—	59
Unrealized gain on available-for-sale investments
net of taxes	—	—	—	—	—	—	—	—	317	317
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	5,752	5,752
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	—	(1,588)	(1,588)
Net income	—	—	—	—	—	—	30,219	—	—	30,219

Balances, Mar. 31, 2007	35,032	$350	$165,889	2,520	$(22,851)	$—	$29,605	$—	$8,116	$181,109

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$30,219	$(6,106)	$16,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,499	8,543	10,639
Provision for receivables allowances	11,745	5,578	4,994
Net change in inventory reserves	1,581	6,434	2,917
Change in litigation reserve	(29,435)	42,810	—
Foreign currency adjustments on intercompany amounts	491	194	1,399
Deferred income taxes	16,247	(14,426)	7,885
Excess tax benefit from stock-based compensation	(554)	—	—
Tax benefit from employee equity incentive plans	—	2,465	—
Compensation expense for notes from stockholders	—	4	119
Interest forgiven on notes from stockholders	—	—	54
Stock based compensation	2,009	—	—
(Gain) on disposal of investments	(631)	—	—
Loss (gain) on disposal of plant and equipment	100	(2)	225
Changes in operating assets and liabilities:
Accounts receivable	(9,534)	(9,515)	(12,568)
Inventories	(23,824)	(17,078)	(5,286)
Prepaid expenses and other current assets	1,017	1,371	(2,134)
Other assets	334	826	(335)
Accounts payable	(1,577)	7,805	(2,702)
Accrued expenses and other liabilities	(6,406)	1,256	2,258
Pension liabilities	(398)	984	(337)

Net cash provided by operating activities	1,883	31,143	23,370

Cash flows from investing activities:
Change in restricted cash	144	(159)	986
Purchases of investments	(239)	(2,081)	—
Purchases of plant and equipment	(9,478)	(18,613)	(5,952)
Proceeds from sale of investments	708	—	—
Proceeds from sale of plant and equipment	—	97	—

Net cash used in investing activities	(8,865)	(20,756)	(4,966)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,495)	(3,204)	(3,996)
Repayments of notes payable from bank	—	—	(800)
Proceeds from loans	—	12,344	—
Repayment of loans	(1,025)	(608)	—
Excess tax benefit from stock-based compensation	554	—	—
Purchases of treasury stock	(18,397)	(2,902)	(1,105)
Proceeds from employee equity plans	2,211	5,280	2,128
Proceeds from collection of notes from stockholders	59	304	1,039

Net cash (used in) provided by financing activities	(20,093)	11,214	(2,734)

Effect of exchange rate fluctuations on cash and cash equivalents	2,910	(1,553)	416

Net (decrease) increase in cash and cash equivalents	(24,165)	20,048	16,086
Cash and cash equivalents at beginning of the year	78,192	58,144	42,058

Cash and cash equivalents at end of the year	$54,027	$78,192	$58,144

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,018	$322	$149
Cash paid during the period for income taxes	$8,786	$1,008	$721
Supplemental Disclosure of Noncash Investing and Financing Activities
Fixed assets acquired under capital lease	$7,666	$2,508	$264

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:

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

Foreign Currency Translation:

The local currency is considered to be the functional currency of IXYS’s wholly owned international subsidiaries: the euro for IXYS Semiconductor GmbH (“IXYS GmbH”); and the pound sterling for Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH and Westcode into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company’s Swiss subsidiary utilizes the US dollar as its functional currency. Foreign currency transaction gains and losses are included as a component of other income or expense.

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

Revenue Recognition:

IXYS complies with the guidance summarized in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival.

IXYS sells to distributors and original equipment manufacturers. Approximately 47% of the Company’s revenues in fiscal 2007 were from distributors. IXYS provides its distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. IXYS recognizes revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of IXYS must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical allowance activity, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.

Allowance for sales returns.  IXYS maintains an allowance for sales returns for estimated product returns by its customers. The Company estimates its allowance for sales returns based on its historical return experience, current economic trends, changes in customer demand, known returns it has not received and other assumptions. If IXYS were to make different judgments or utilize different estimates, the amount and timing of its revenue could be materially different. Given that the Company’s revenues consist of a high volume of relatively similar products, to date its actual returns and allowances have not fluctuated significantly from period to period, and its returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation.  The Company also provides “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2007, 2006 and 2005 approximately $1.8 million, $962,000 and $1.1 million, respectively, of products were returned to IXYS under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. IXYS establishes the allowance based upon maximum allowable rotations, which is management’s best estimate of future returns.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. The Company has no obligation to accept this request. However, it is the Company’s historical practice to allow some companies to obtain pricing adjustments for inventory held. The Company receives periodic statements regarding its products held by distributors. IXYS’s distributors had approximately $2.9 million in inventory of the Company’s products on hand at March 31, 2007. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends IXYS sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. IXYS believes that the analysis of these inputs enables it to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits IXYS for the authorized pricing adjustment. This

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2007 (in thousands):

Balance March 31, 2004	$424
Additions	2,742
Deductions	(2,613)

Balance March 31, 2005	553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	$237

Nonrecurring engineering (“NRE”):  For NRE, related to engineering work performed by the Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $355,000 in the fiscal year ended March 31, 2007 (“fiscal 2007”), $363,000 in fiscal 2006 and $161,000 in fiscal 2005.

IXYS states its revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other current liabilities. Shipping and handling costs are included in cost of sales.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash:

Cash and cash equivalents at March 31, 2007 and March 31, 2006 include restricted cash balances of $169,000 and $313,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit.

Inventories:

Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. Effective April 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The application of SFAS 151 did not have a material impact on the Company’s consolidated financial statements. IXYS reviews its standard costs on an as-needed basis but in any event at least once a year, and updates them as appropriate to approximate actual costs.

The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of its inventories is dependent on its estimate of future demand as it relates to historical sales. If the Company’s projected demand is over-estimated, IXYS may be required to reduce the valuation of its inventories below cost. IXYS regularly reviews inventory quantities on hand and records an estimated provision for excess inventory based primarily on its historical sales and expectations for future use. For example, IXYS performs an analysis of inventories and compares the sales for the preceding two years. To the extent the Company has inventory in excess of the greater of two years’ historical sales, twice the most recent year’s historical sales or backlog, it recognizes a reserve for excess inventories. However, for new products, the Company does not consider whether there is excess inventory until it develops sufficient sales history or experiences a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by IXYS’s management. This could have a material effect on the Company’s operating results and financial position. If IXYS were to make different judgments or utilize different estimates, the amount and timing of the write-down of inventories could be materially different.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s excess inventory at cost (which has been fully reserved in the Company’s financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2004	$24,632
Sale of excess inventory	(3,685)
Scrap of excess inventory	(2,555)

Balance of excess inventory	18,392
Additional accrual of excess inventory	2,849

Balance at March 31, 2005	21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional accrual of excess inventory	6,971

Balance at March 31, 2007	$18,829

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

In addition, the inventory of the Company is also being written down to lower of cost or market or net realizable value. IXYS reviews its inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2007 and 2006, the Company’s lower of cost or market reserve was $615,000 and $260,000, respectively.

The Company has entered in to purchase agreements for purchase of wafers and substrates over two to six years. Under these agreements, the supplier agrees to supply and the Company is obliged to purchase products corresponding to an agreed yearly purchase amount. The Company has recognized the liability for all products delivered as at March 31, 2007. The total amount committed under the agreements has been disclosed in Note 6, “Commitments and Contingencies.”

The Company periodically identifies any inventory that is no longer usable and writes it off.

Property, Plant and Equipment:

Property, plant and equipment, including equipment under capital leases, are stated at cost less accumulated depreciation. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation is computed using the straight-line method over estimated useful lives of three to 13 years for equipment and 20 years to 50 years for property and plant. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations. Repairs and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.

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

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany. See Note 5, “Borrowing Arrangements” for more details.

Treasury Stock:

The Company accounts for treasury stock using the cost method.

Other Assets:

Other assets include marketable equity securities classified as available-for-sale and long term equity investment accounted under the equity method. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized gains and losses on these investments are included as a separate component of stockholders’ equity. Realized gains (calculated as proceeds less specifically identified costs) and losses and declines in value of these investments judged by management to be other than temporary, if any, are included in interest income and expense. The Company has a 45% equity interest in Powersem GmbH (“Powersem”), a semiconductor manufacturer based in Germany. This investment is accounted for using the equity method. The Company recognized income of $433,000 during fiscal 2007 and $510,000 in fiscal 2006. No income was recognized in fiscal 2005. See Note 4, “Balance Sheet Details” for further information.

An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. There was no impairment loss in fiscal 2007, 2006 or 2005.

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

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment as of December 31, or more frequently if events and circumstances indicate that the asset might be

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired, in accordance with SFAS 142. The Company has determined that it has two reporting units, one of which has a balance in goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the reporting unit’s net assets exceed the fair value of the reporting unit. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. IXYS has not recorded an impairment of goodwill or intangible assets.

The Company reduced goodwill by $1.0 million in fiscal 2007. In fiscal 2006, the Company reduced goodwill and intangible assets by $14 million and $1.3 million, respectively. The reductions resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” This is discussed in Note 11, “Income Taxes” below. These deferred tax assets were from loss carry forwards of acquired entities. At March 31, 2007 the Company had goodwill of $6.5 million and intangible assets of $390,000 included in other assets.

Foreign Exchange Contracts:

Although we have in the past entered into a limited number of foreign exchange forward contracts to help manage foreign currency exchange risks associated with certain of our operations, we do not generally hedge foreign currency exchange rates. IXYS does not purchase foreign exchange forward contracts for trading purposes. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed three months. The Company elected not to designate these foreign exchange forward contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. IXYS did not have any open foreign exchange forward contracts in the years ended March 31, 2007 and 2006.

Defined Benefit Plans:

IXYS maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the Company’s pension plans. On March 31, 2007, IXYS adopted the provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.” SFAS 158 required IXYS to recognize the funded status of its defined benefit pension and post-retirement benefit plans in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS 158 did not have any impact on the consolidated financial statements. See Note 10, “Pension Plans” for the effects of the adoption of SFAS 158.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising:

IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2007, 2006 and 2005 was $628,000, $603,000 and $451,000, respectively. Advertising expense is included in selling, general and administrative expense.

Research and Development:

Research and development costs are charged to operations as incurred.

Income Taxes:

IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, IXYS considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If IXYS determines that it will not realize all or a portion of its remaining deferred tax assets, it will increase its valuation allowance with a charge to income tax expense. Conversely, if IXYS determines that it will likely be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released as either a credit to goodwill, non-current intangible assets, or income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or IXYS adjusts these estimates in future periods, IXYS may need to establish or increase an additional valuation allowance that could materially impact its financial position and results of operations. IXYS’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA includes a temporary incentive for U.S. corporations to repatriate accumulated income earned overseas. IXYS presently does not intend to repatriate any foreign income under the AJCA.

Other Income and Expense:

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with the Company’s share of income from investments accounted for on equity method.

Indemnification:

The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of March 31, 2007, 2006 and 2005.

Legal Contingencies:

IXYS is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IXYS evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows. IXYS had reserves for litigation at March 31, 2007 of approximately $14.2 million, comprised of reserves for the litigation against International Rectifier Corporation of $6.8 million and against LoJack Corporation of $7.4 million. The Company expenses legal costs related to loss contingencies as incurred.

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

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available for sale” and minimum pension liability, net of tax. See Note 7, “ Accumulated Other Comprehensive Income.”

Concentration and Business Risks:

Dependence on Third Parties for Wafer Fabrication and Assembly:

Measured in dollars, IXYS manufactures approximately 62% of its wafers, an integral component of its products, in its facilities in Germany, the UK, Massachusetts and California. IXYS relies on third party suppliers to provide the remaining 38%. The principal external foundry is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers:

IXYS purchases silicon substrates from a limited number of vendors, most of whom IXYS does not have long-term supply agreements with. Any of these suppliers could terminate their relationship with IXYS at any time. IXYS’s reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. There can be no assurance that problems will not occur in the future with suppliers.

Employees Covered by Collective Bargaining Arrangements:

Approximately 149 IXYS employees in the United Kingdom and 224 in Germany have their annual pay increases negotiated by a labor union.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS. See Note 13, “Segment and Geographic Information” for a discussion of revenues by geography.

In the years ended March 31, 2007 and 2006, no single end-user customer accounted for more than 10% of net revenues. In the year ended March 31, 2005, one customer represented 11.5% of net revenues. At March 31, 2007, one customer accounted for 10.6% of accounts receivable. At March 31, 2006 and 2005, no customer accounted for greater than 10% of accounts receivable.

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

Stock-Based Compensation Plans:

The Company has employee equity incentive plans, which are described more fully in Note 3, “Employee Equity Incentive Plans.” Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share based payment.” SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’s policy is to grant options with an exercise price equal to the quoted market price of IXYS’s stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS 123.

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under the Company’s Employee Stock Purchase Plan is estimated on the issuance date by applying the principles of Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option,” and using the Black-Scholes options pricing model.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is still assessing the impacts of adoption of FIN 48. Based on the preliminary analysis, management believes that adoption will result in recording a decrease to retained earnings between $1.9 million and $3.2 million in the first quarter of fiscal 2008. However, the final analysis will be completed in the first quarter of fiscal 2008.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS 157 to its financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The adoption of SFAS 159 is not likely to have a material impact on the consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to current year presentation. Reclassifications have been made in the cash flow statement between cash flows from investing activities and cash flows from financing activities in fiscal 2006 pertaining to certain capital lease related amounts. The reclassifications had no impact on results from operations, financial position, shareholders equity, or cash flows from operating activities previously reported.

3.	Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans:

Stock Options

Stock options may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. During fiscal 2007, the Company also began to grant net exercise options. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. During the year ended March 31, 2007, there were approximately 79,000 shares purchased under the Purchase Plan, leaving about 72,000 shares available for purchase under the plan in the future.

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

Fair Value of Stock Compensation:

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, as amended. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of IXYS’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. IXYS’s policy is to grant options with an exercise price equal to the quoted market price of IXYS’s stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. IXYS provides additional pro forma disclosures as required under SFAS 123.

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. During fiscal 2006, IXYS accelerated the vesting of the right to purchase 920,250 shares of its common stock pursuant to previously granted stock options. The accelerated options were at an average exercise price of $12.99 and the exercise prices were excess of the closing price on the date of the acceleration. The vesting was accelerated to avoid future accounting charges under SFAS No. 123R.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of issuances under the Company’s Employee Stock Purchase Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option,” and using the Black-Scholes options pricing model, consistent with the requirements of SFAS 123(R).

Share-based compensation recognized in the fiscal year ended March 31, 2007 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock under the Employee Stock Purchase Plan.

The following table summarizes the effects of share-based compensation recognized on the Company’s consolidated statement of income resulting from the application of SFAS 123(R) to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (in thousands except per share amounts):

Income Statement Classifications

	Year Ended March 31,
	2007	2006	2005

Selling, general and administrative expenses	$2,009	$—	$—

Share-based compensation effect on income before taxes	2,009	—	—
Benefit from income taxes	312	—	—

Net share-based compensation effects on net income	$1,697	$—	$—

Share-based compensation effect on net income per share — basic	$0.05	$—	$—

Share-based compensation effect on net income per share — diluted	$0.05	$—	$—

Share-based compensation effect on cash flow from operating activities	$(554)	$—	$—

Share-based compensation effect on cash flow from financing activities	$554	$—	$—

As of March 31, 2007, there were $1.9 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years. Total tax benefit realized during the year ended March 31, 2007 on stock options was $554,000.

Pro forma information required under SFAS 123 for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Plans and rights to acquire stock granted under the Purchase Plan, was as follows (in thousands except per share amounts):

	Year Ended March 31,
	2006	2005

Net (loss) income, as reported	$(6,106)	$16,242
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(4,235)	(1,870)

Pro forma net (loss) income	$(10,341)	$14,372

Reported net (loss) income per share — basic	$(0.18)	$0.49

Pro forma net (loss) income per share — basic	$(0.31)	$0.43

Reported net (loss) income per share — diluted	$(0.18)	$0.46

Pro forma net (loss) income per share — diluted	$(0.31)	$0.41

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average estimated values of employee stock option grants and rights granted under the Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2007, 2006 and 2005, were based on estimates at the date of grant as follows:

	Stock Options			Employee Stock Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2007	2006(1)	2005(1)	2007	2006(1)	2005(1)

Weighted average estimated per share fair value of grant	$4.21	$6.68	$4.15	$4.11	$3.59	$2.66
Risk-free interest rate	4.9%	3.9%	3.3%	4.5%	2.4%	1.3%
Expected term (in years)	3.7	4.0	4.0	0.5	0.5	0.5
Volatility	54.0%	63.0%	64.0%	53.0%	57.0%	57.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Assumptions were used in the calculation of fair value according to the original provisions of SFAS 123.

The Company estimates the expected term of options granted based on the historical average period over which the options are exercised by employees. The Company estimates the volatility of its common stock on historical volatility measures. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The Company recognizes the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of IXYS’s common stock on the date of grant. 158,000 RSUs were granted in fiscal 2007. The weighted average fair value of the restricted stock units granted in fiscal 2007 was $9.48.

The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as such stock bonuses are vested immediately. The Company granted 10,000 shares with weighted average fair value of $9.34 during fiscal 2007.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under the Company’s equity incentive plans for fiscal 2007, 2006 and 2005 is summarized below:

		Options Outstanding			Weighted Average
	Shares Available	Number of	Exercise Price	Intrinsic	Exercise Price
	for Grant	Shares	per Share(1)	Value(2)(3)	per Share
				(000)

Balances, March 31, 2004	3,169,118	5,310,564			$6.29
New shares authorized	1,000,000
Options granted	(453,000)	453,000	$6.65-$9.15		$8.14
Options exercised		(480,751)	$1.69-$7.38		$3.23
Options cancelled	61,640	(61,640)	$4.64-$31.54		$9.09
Options expired	20,100	(24,098)	$2.16-$19.00		$10.25

Balances, March 31, 2005	3,797,858	5,197,075			$6.68
New shares authorized	1,000,000
Options granted	(804,000)	804,000	$10.22 - $15.81		$13.33
Options exercised		(1,003,525)	$1.69 - $13.73		$4.58
Stock grants	(10,000)	—	—
Options cancelled	74,424	(74,424)	$1.69 - $36.24		$7.06
Options expired	78,634	(78,634)	$3.66 - $32.30		$14.50

Balances, March 31, 2006	4,136,916	4,844,492			$8.09
New shares authorized	1,000,000
Options granted	(30,000)	30,000	$8.98 - $9.73		$9.36
Options exercised		(250,976)	$1.83 - $8.61	$925	$6.19
Stock grants	(10,000)	—	—
Options cancelled	48,850	(48,850)	$6.65 - $9.73		$7.65
Options expired	20,857	(118,641)	$2.16 - $21.36		$5.62

Balances, March 31, 2007	5,166,623	4,456,025		$14,528	$8.27
Restricted Stock Units
Balances, March 31, 2006	—	—		—
Granted	(158,000)	158,000	$9.48	$1,498
Vested		(14,148)	$8.94	$132
Forfeited	4,500	(4,500)	$9.23

Unvested		139,352

Balances, March 31, 2007	5,013,123	4,595,377

(1)	For restricted stock units, represents the weighted average fair value on the date of grant.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $10.23, the closing price of IXYS stock on March 30, 2007 as reported on the Nasdaq Stock Market, for all in-the-money, outstanding and exercisable

(3)	Represents value of IXYS stock on the date the restricted stock unit vests.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recourse promissory note issued in 2001 by a director in connection with his purchase of 8,250 shares of common stock was paid in full during fiscal 2007.

The following table summarizes information about stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
	Number of		Weighted	Number of	Weighted
Exercise Price	Shares	Weighted Average	Average Exercise	Shares	Average Exercise
per Share	Outstanding	Contractual Life	Price per Share	Exercisable	Price per Share

$ 1.69- 2.34	707,976	2.8	$2.22	707,976	$2.22
$ 3.46- 4.88	713,162	3.5	$3.91	713,162	$3.91
$ 5.23- 7.79	1,135,425	5.4	$7.11	1,072,975	$7.13
$ 8.01- 11.70	990,709	7.0	$9.52	668,784	$9.50
$12.21- 17.30	709,846	6.8	$14.28	709,846	$14.28
$18.44- 21.36	104,517	2.8	$19.16	104,517	$19.16
$28.49- 36.24	94,390	2.7	$30.40	94,390	$30.40

$ 1.69- 36.24	4,456,025	5.1	$8.27	4,071,650	$8.20

Of the 4,456,025 options outstanding, 4,071,650 were exercisable on March 31, 2007 at a weighted average exercise price of $8.20, with an intrinsic value of $14.1 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2007 is 5.1 years and 4.9 years, respectively. Fair value of options that vested during the year ended March 31, 2007 was $1.9 million.

4.	Balance Sheet Details:

Allowances Movement:

	Balance at				Balance at
	Beginning			Translation	End of
	of Year	Additions	Deductions	Adjustments	Year
	(In thousands)

Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2007	$2,609	$11,745	$(11,577)	$70	$2,847
Year ended March 31, 2006	$2,629	$5,578	$(5,536)	$(62)	$2,609
Year ended March 31, 2005	$2,654	$4,994	$(5,057)	$38	$2,629

Inventories:

Inventories consist of the following (in thousands):

	March 31,
	2007	2006

Raw materials	$23,144	$16,648
Work in process	43,477	28,583
Finished goods	19,344	15,126

	$85,965	$60,357

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:

Property, plant and equipment consists of the following (in thousands):

	March 31,
	2007	2006

Property and plant (useful life of 20 to 50 years)	$22,272	$21,520
Equipment owned (useful life of 3 to 13 years)	68,007	57,182
Equipment capital leases (useful life of 3 to 13 years)	26,004	16,960
Leasehold improvements (useful life of up to 5 years)	1,003	1,003

	117,286	96,665
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(52,753)	(45,758)
Accumulated amortization — Equipment capital leases	(15,792)	(10,858)

	$48,741	$40,049

Depreciation and amortization expense for fiscal years ended March 31, 2007, 2006 and 2005 amounted to $10.5 million, $8.5 million, and $10.6 million, respectively.

IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2011 at interest rates of 5.4% to 8.3%.

Other Assets:

Other assets consist of the following (in thousands):

	March 31,
	2007	2006

“Available for sale” investment securities	$2,913	$2,423
Long term equity investment	1,680	1,107
Intangible assets, net of accumulated amortization of $6.5 million in 2007 and $5.7 million in 2006	390	782
Other	336	787

	$5,319	$5,099

Available for sale investment securities have been stated at their fair value as at March 31, 2007 and include an unrealized gain of $643,000, $326,000 and $0 at March 31, 2007, 2006 and 2005, respectively. During fiscal 2007, the Company recognized a gain of $191,000 on the sale of available-for-sale investment securities, of which $64,000 was included as unrealized gains in accumulated other comprehensive income as of March 31, 2006. Amortization of intangible assets was approximately $517,000 and $959,000 in fiscal 2007 and 2006, respectively. The amortization of intangible assets is expected to be $336,000 and $54,000 in fiscal 2008 and 2009, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2007	2006

Uninvoiced goods and services	$6,964	$5,606
Compensation and vacation	5,782	5,433
Income taxes	3,884	10,970
Commission, royalties, deferred revenue and other	2,451	2,880

	$19,081	$24,889

5.	Borrowing Arrangements:

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at March 31, 2007 was 4.8%.

Each fiscal quarter beginning September 2005, during the first five years of the loan, a principal payment of €167,000, or about $223,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.

Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

6.	Commitments and Contingencies:

Commitments:

IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2011 at interest rates of 5.4% to 8.3%.

IXYS rents certain of its facilities under operating leases expiring through fiscal 2022.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital, operating leases, and commitments for inventory purchase are (in thousands):

	Capital	Operating	Inventory Purchase
Fiscal Year Ending March 31,	Leases	Leases	Obligation

2008	$4,195	$1,606	$27,082
2009	3,552	1,316	5,500
2010	2,381	837	3,000
2011	1,178	844	3,000
2012	—	764	3,000
Thereafter	—	6,961	2,250

Total minimum payments	11,306	$12,328	$43,832

Less: Interest	960

	10,346
Less: current portion	3,686

	$6,660

Rent expense for fiscal years ended March 31, 2007, 2006 and 2005 amounted to $1.3 million, $1.5 million and $2.8 million, respectively.

As of March 31, 2007 and 2006, IXYS had cash deposits with financial institutions of $169,000 and $313,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are restricted for less than one year and are included in restricted cash on the Company’s balance sheets.

IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At March 31, 2007, there were approximately $1.7 million of open letters of credit to support inventory purchases. Westcode Semiconductor Limited (Westcode), a subsidiary, had a Letter of Credit facility from a British bank for £328,000 or approximately $644,000, as of March 31, 2007. On April 2, 2007 the bank also issued a guarantee on behalf of the subsidiary for £248,000, or approximately $487,000, in connection with a product supply contract.

The Company has made a claim against its insurance company for business interruption following an accident at its fabrication facility at Beverly, Massachusetts, in fiscal 2005. The Company received $936,000 in connection with the claim in fiscal 2007. The Company recognized $510,000 of the amount received, as it was not in dispute. The claim is expected to be settled for a total of $1.6 million. The Company does not record contingent gains in its financial statements until such time as all claim settlement formalities have been completed and final payment has been received or is assured of being collected.

Legal Proceedings:

IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on its financial condition, results of operations or cash flows.

International Rectifier

On June 22, 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringe U.S. patents owned by International Rectifier. International Rectifier’s complaint

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which IXYS believes is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. In September 2006, The U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS is appealing the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable and the injunction enforceable. IXYS recognized a litigation provision of $6.8 million during the year ended March 31, 2007 in connection with this matter. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages or the injunction awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under Massachusetts law, a damage award is increased for pre-judgment interest. Pre-judgment interest was determined to be $2.1 million at the time of the entry of the judgment on July 25, 2006. In addition, the Superior Court determined the attorneys’ fees and costs payable by Clare to be $708,000. Post-judgment interest accrues on the total judgment, inclusive of the pre-judgment interest, attorneys’ fees and costs, at the rate of 12% per annum simple interest. At March 31, 2007, IXYS’s reserve for this matter was $7.4 million. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

In August 2006, LoJack filed a notice with the Superior Court of a motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and IXYS each appealed the judgment of the Superior Court. On April 13, 2007, the parties’ appeals were argued before the Appeals Court of Massachusetts. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. The appeals may take a year or more to conclude. Payment of an award, if ever, will only occur at the conclusion of this process.

IXYS released $36.2 million from the litigation provision, net of interest accrual, during fiscal 2007 to reflect a net accrual of $7.4 million at that date, which amount includes interest and attorneys’ fees in addition to the reduced damage award. An adverse outcome would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

7.	Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax:

	Year Ended March 31,
	2007	2006
	(In thousands)

Accumulated net unrealized gain on available-for-sale investments securities, net of taxes $447 in 2007 and $0 in 2006	$644	$327
Accumulated minimum pension liability, net of taxes of $1,521 in 2007 and $646 in 2006	(2,747)	(1,159)
Accumulated foreign currency translation adjustments	10,219	4,467

Total accumulated other comprehensive income	$8,116	$3,635

8.	Employee Savings and Retirement Plan:

IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2007, 2006 and 2005, IXYS contributed $519,000, $396,000 and $407,000, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westcode also started a defined contribution plan known as “Westcode Semiconductor Group Personal Pension” in 2007. The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. Westcode contributes between 5% to 7% depending upon the contribution by the employee. Additionally, Westcode pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by Westcode. Westcode contributed $194,000 in 2007.

9.	Related Party Transactions:

IXYS owns 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2007, 2006 and 2005, IXYS recorded revenues of $2.4 million, $1.5 million and $1.5 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2007, 2006 and 2005, IXYS purchased $2.8 million, $3.1 million and $3.2 million, respectively, from Powersem. At March 31, 2007, 2006 and 2005, the accounts receivable balance from IXYS’s sales to Powersem was $305,000, $143,000 and $117,000, respectively. The accounts payable balance of IXYS to Powersem, as of March 31, 2007, 2006 and 2005, was $261,000, $129,000 and $133,000, respectively. IXYS loaned Powersem $30,000, interest free, in fiscal 2003. The loan was repaid in full on April 12, 2006.

ABB, Ltd. was a principal stockholder of IXYS until December 2004. In fiscal 2005, IXYS generated revenues of $3.6 million from sales of products to ABB and ABB affiliates for use as components in their products. At March 31, 2005, the accounts receivable balance from these sales was $535,000. ABB was not a related party during fiscal 2007 or 2006.

Omni Microelectronics, a sales representative company majority owned by S. Joon Lee, was paid sales commissions by Samsung Electronics on $39.6 million, $37.1 million and $39.8 million billed to the Company by Samsung Electronics during fiscal 2007, 2006 and 2005, respectively, for wafer fabrication services. Mr. Lee is a director of the Company.

10.	Pension Plans:

IXYS maintains two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets was March 31, 2007. Both the plans have been curtailed and no gains on curtailment were recorded as they did not exceed the unrecognized losses.

On March 31, 2007, IXYS adopted the provisions of SFAS 158. SFAS 158 required IXYS to recognize the funded status of its defined benefit pension plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for pension plans. The amount recognized in the statement of financial position as of the end of the fiscal year, including amounts required to recognize any additional minimum pension liability, shall be adjusted to recognize gain or losses that have not yet been included in net periodic pension cost as of the end of fiscal year as a component of ending balance of accumulated other comprehensive income, net of tax.

These amounts will be recognized in net periodic benefit cost as they are amortized. IXYS will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income. In accordance with SFAS 158, the consolidated financial statements for prior periods have not been restated to reflect, and, do not include, the impact of SFAS 158. Application of SFAS 158 did not have any impact on the consolidated financial position, primarily due to curtailment of the pension plans.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. This provision is effective for fiscal years beginning after December 15, 2008. IXYS already measures the plan assets and obligations as of the fiscal year-end balance sheet date. As a result, this provision will not have an affect on the consolidated financial statements.

Net Period Pension Cost:

The net periodic pension expense includes the following components:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Service cost	$824	$837	$878
Interest cost	1,882	1,667	1,713
Expected return on plan assets	(1,606)	(1,189)	(1,166)
Recognized actuarial loss	70	54	118

Net periodic pension expense	$1,170	$1,369	$1,543

Funded Status:

	Year Ended March 31,
	2007	2006
	(In thousands)

Change in benefit obligation
Projected benefit obligation at the beginning of the year	$36,944	$33,774
Service cost	824	837
Interest cost	1,882	1,667
Plan participants contribution	180	173
Actuarial (gain) loss	(1,037)	3,453
Benefits paid	(1,834)	(835)
Foreign currency adjustment	4,154	(2,125)

Projected benefit obligation at the end of the year	$41,113	$36,944

	Year Ended March 31,
	2007	2006
	(In thousands)

Change in plan assets
Fair value of plan assets at the beginning of the year	$21,743	$18,035
Actual return on plan assets	136	4,134
Employer contribution	1,034	1,187
Plan participants contribution	180	173
Benefits paid from assets	(1,468)	(440)
Foreign currency adjustment	2,613	(1,346)

Fair value of plan assets at the end of the year	$24,238	$21,743

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2008 includes amortization of actuarial loss of $60,000.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the funding status as of:

	Year Ended March 31,
	2007	2006
	(In thousands)

Funded status of plan
Plan obligations in excess of plan assets	$(16,875)	$(15,201)
Unrecognized actuarial loss	4,266	3,430

Net pension liability	(12,609)	(11,771)
Additional minimum pension liability	(4,266)	(1,805)

Pension liability recognized on the balance sheet	$(16,875)	$(13,576)

Other comprehensive income	$4,266	$1,805
Less: Deferred taxes	(1,519)	(646)

Amount recognized in other comprehensive income	$2,747	$1,159

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year Ended March 31,
	2007	2006

Discount rate	4.7-5.5%	4.25-5.0%
Expected long-term rate of return on assets	4.2-7.0%	3.9-6.8%
Salary scale	1.5%	1.0-4.0%

Approximately 60% of the accrued pension liability relates to the German plan and 40% to the United Kingdom plan. The total accumulated benefit obligation at March 31, 2007 and March 31, 2006 was approximately $41.1 million and $35.3 million, respectively.

The investment policies and strategies for the assets of the plans are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. The Company’s practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets in Germany are held by a separate legal entity. The plan assets do not include securities of the Company. There was an intermediate objective to increase the debt proportion of the assets to approximately 25% of assets by 2007 by investing new contributions in debt and by reducing equity investments. This objective has not been achieved due to the relative investment returns but the bond proportion has increased by 2%.

The long-term expected rate of return is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class take into account the market conditions on March 31, 2007 and past performance of the asset classes generally.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS expects to make contributions to the plans of approximately $801,000 in the fiscal year ending March 31, 2008. This contribution is primarily contractual. The allocation of the assets of the plans at the measurement dates was approximately:

	Year Ended March 31,
	2007	2006

Equity securities	81%	82%
Debt securities	17%	15%
Other	2%	3%

IXYS expects to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately (in thousands):

Benefit
Payments

Year ended March 31, 2008	$1,097
Year ended March 31, 2009	1,142
Year ended March 31, 2010	1,169
Year ended March 31, 2011	1,201
Year ended March 31, 2012	1,287
Five fiscal years ended March 31, 2017	7,935

Total benefit payments for the ten fiscal years ended March 31, 2017	$13,831

11.	Income Taxes:

Income (loss) before income tax provision (benefit) consists of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005

Domestic	$42,558	$(29,608)	$14,829
International	$5,681	$16,591	$10,952

	$48,239	$(13,017)	$25,781

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005

Current:
Federal	$(834)	$2,995	$(1,121)
State	$325	$47	$429
Foreign	$2,282	$4,473	$2,346

	$1,773	$7,515	$1,654
Deferred:
Federal	$14,949	$(13,018)	$4,735
State	$1,177	$(1,168)	$(36)
Foreign	$121	$(240)	$3,186

	$16,247	$(14,426)	$7,885

Total income tax provision (benefit)	$18,020	$(6,911)	$9,539

The reconciliation of IXYS’s effective tax rate differs to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2007	2006	2005

Statutory federal income tax (benefit) rate	35%	(35)%	35%
State taxes, net of federal tax benefit	3	(9)	1
Benefit of lower tax jurisdictions	1	5	(3)
Swiss benefit	(1)	(6)	—
ETI & Section 199 deduction	—	(2)	—
Credits	(1)	(4)	(3)
Valuation allowance	—	(3)	12
Permanent items	1	(8)	—
Tax reserves	(2)	20	—
True up for prior periods	1	(10)	—
Share-based compensation	1	—	—
Other	(1)	(1)	(5)

Effective tax (benefit) rate	37%	(53)%	37%

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2007	2006

Deferred tax assets:
Reserves	$5,309	$6,012
Other liabilities and accruals	9,036	19,279

Total short-term deferred tax assets	14,345	25,291
Depreciable assets	648	506
Net operating loss carryforward	19,488	24,390
Share-based compensation	436	—
Credits carryforward	1,918	2,441
Intangibles arising from acquisitions	(1,443)	(1,644)

Net deferred tax asset	$35,392	$50,984
Less: Valuation allowance	(8,220)	(9,383)

	$27,172	$41,601

IXYS accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s management evaluates the recoverability of these net deferred tax assets in accordance with SFAS 109. As IXYS generates future taxable income or concludes that sufficient taxable income is reasonably assured, based on profitable operations in the appropriate tax jurisdictions where these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in goodwill, non-current intangible assets, or income tax expense will be reported in such period. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During the fourth quarter, IXYS recorded certain tax adjustments on valuation allowance, tax contingency reserves, and other temporary items. The impacts of these adjustments are discussed further in this note. At March 31, 2007, IXYS assessed its ability to utilize net operating losses based on positive and negative evidence and correspondingly released $1.2 million of valuation allowance for net operating losses that the Company estimates to be utilizable.

At March 31, 2007, IXYS had federal net operating loss carryforwards of approximately $45.9 million, of which $45.6 million are subject to the limitations under section 382 of the U.S. tax code resulting from change in ownership. IXYS had net operating loss carryforwards for foreign income tax purposes of approximately $9.8 million. These carryforwards will expire, if not utilized, from fiscal 2008 to 2024 for federal purposes. The Company’s U.S. federal research and development tax credit carryforwards for income tax purposes are approximately $900,000. If not utilized, the federal tax credit carryforwards will expire from fiscal 2020 to 2022. None of the federal net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan.

During fiscal 2007, the Company’s valuation allowance decreased by $1.2 million from $9.4 million as of March 31, 2006 to $8.2 million as of March 31, 2007. This was reflected as a reduction in goodwill of $1.0 million, and in income tax expense of $200,000. The change in valuation allowance from fiscal 2006 to fiscal 2007 primarily

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relates to the expected future taxable income of the Company in certain jurisdictions, together with available tax planning strategies, including the migration of intellectual property rights to lower tax jurisdictions.

During fiscal 2007, IXYS’s deferred tax assets were decreased by the tax benefits associated with the litigation reserve. These benefits, credited directly to income tax expense, amounted to $11.5 million. IXYS evaluates the need for tax contingency reserves at the end of each financial statement reporting period. During the current period, the Company adjusted its tax contingency reserves to $3.8 million related to various tax jurisdictions. IXYS is in the process of implementing tax planning strategies in the form of migrating intellectual property rights to lower tax jurisdictions. This may cause future effective tax rate to fluctuate from year to year. IXYS’s Swiss subsidiary has a tax holiday that expires in 2010. The tax holiday reduced income tax expense by approximately $400,000 in fiscal 2007 and $800,000 in fiscal 2006.

IXYS has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, IXYS would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The deferred tax assets of $27.2 million primarily consist of current tax assets from timing differences between U.S. GAAP and tax laws, net operating losses carryforwards and tax credits carryforwards.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements as defined in Internal Revenue Code Section 382 and similar state provisions. In the event IXYS had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

12.	Computation of Net Income (Loss) per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2007	2006	2005

Basic:
Weighted-average shares	33,505	33,636	33,093

Net income (loss)	$30,219	$(6,106)	$16,242

Net income (loss) per share	$0.90	$(0.18)	$0.49

Diluted:
Weighted-average shares	33,505	33,636	33,093
Common equivalent shares from stock options	1,279	—	1,992

Weighted average shares used in diluted per share calculation	34,784	33,636	35,085

Net income (loss)	$30,219	$(6,106)	$16,242

Net income (loss) per share	$0.87	$(0.18)	$0.46

In fiscal 2007, there were 1,374,574 outstanding options to purchase shares at a weighted average exercise price of $14.44 that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. In fiscal 2006 and fiscal 2005, there were outstanding options to purchase 2,179,943 and

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

619,000 shares at weighted average exercise prices of $11.34 and $19.38, respectively, that were not included in the computation of net income (loss) per share because their effect was anti-dilutive.

13.	Segment and Geographic Information:

IXYS has a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While the Company has separate businesses with discrete financial information, the Company has one chief operating decision maker and the businesses are highly integrated and have similar economic characteristics. IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005

United States	$78,619	$79,230	$72,300
Europe and the Middle East
Germany	37,456	29,258	28,821
Italy	7,417	6,247	7,220
United Kingdom	23,288	17,285	15,947
Other	39,911	30,733	33,281
Asia Pacific
Korea	21,060	30,735	49,990
China	30,244	25,014	16,800
Japan	9,420	7,338	6,711
Other	25,008	13,033	13,479
Rest of the World	13,485	12,614	12,071

Total	$285,908	$251,487	$256,620

The following table sets forth the revenues for each of IXYS’s product groups for fiscal 2007, 2006 and 2005(in thousands):

	Year Ended March 31,
	2007	2006	2005

Power semiconductors	$207,523	$191,105	$195,148
Integrated circuits	56,212	41,493	40,759
Systems and RF power semiconductors	22,173	18,889	20,713

Total	$285,908	$251,487	$256,620

During the year ended March 31, 2007 and March 31, 2006, there was no single customer providing more than 10% of IXYS’s net revenues. During the year ended March 31, 2005, sales to one customer represented 11.5% of net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. At March 31, 2007, all recorded goodwill relates to acquired businesses based in the U.S. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s domestic and foreign operations (in thousands):

	Year Ended March 31,
	2007	2006	2005

Net revenues:
Foreign	$129,133	$98,939	$99,442
Domestic	156,775	152,548	157,178

	$285,908	$251,487	$256,620

Net income (loss):
Foreign	$3,278	$11,900	$6,504
Domestic	26,941	(18,006)	9,738

	$30,219	$(6,106)	$16,242

	March 31,
	2007	2006

Property, plant and equipment, net:
Germany	$18,495	$13,154
Switzerland	557	885
Domestic	24,838	21,993
United Kingdom	4,851	4,017

Total property plant and equipment	$48,741	$40,049

14.	Subsequent Event:

All American Semiconductor Inc, a distributor of the Company, filed for relief under Chapter 11 of the U.S. Bankruptcy Code in April 2007. The bankruptcy court has approved the sale of substantially all of its tangible assets and a significant part of its intangible assets. The net proceeds from the sale are not expected to pay the outstanding debt. IXYS did not recognize revenues on shipments to All American in the fourth quarter and wrote off amounts due from All American as of March 31, 2007. The total amount written off was $1.3 million.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Quarterly Financial Data (unaudited)

Fiscal Year Ended March 31, 2007(1)(2)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006
	(In thousands, except per share amounts)

Net revenues	$74,018	$72,274	$71,875	$67,741
Gross profit	17,850	22,477	22,120	21,884
Operating income	1,389	403	6,188	41,547
Net income	$2,241	$(106)	$3,788	$24,296
Net income per share — basic	$0.07	$0.00	$0.11	$0.71
Net income per share — diluted	$0.07	$0.00	$0.11	$0.68
Weighted average shares used in per share calculation
Basic	32,659	33,264	33,929	34,172
Diluted	33,923	33,264	35,124	35,575

Fiscal Year Ended March 31, 2006

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005
	(In thousands, except per share amounts)

Net revenues	$64,425	$60,336	$63,385	$63,341
Gross profit	20,382	18,937	21,231	21,145
Operating income (loss)	14,246	(46,230)	7,243	7,732
Net income (loss)	$30,301	$(47,090)	$5,544	$5,139
Basic net income (loss) per share applicable to common stockholder	$0.89	$(1.40)	$0.17	$0.15
Diluted net income (loss) per share applicable to common stockholder	$0.85	$(1.40)	$0.16	$0.14
Weighted average shares used in per share calculation
Basic	34,015	33,593	33,525	33,416
Diluted	35,792	33,593	35,758	35,985

(1)	The Company adopted the provisions of SFAS 123(R) in fiscal 2007. Results for fiscal 2006 do not include the effects of share-based compensation. For further information, see Note 2, “Summary of Significant Accounting Policies” and Note 3, “Employee Equity Incentive Plans” in the Notes to Consolidated Financial Statements.

(2)	IXYS has adjusted the preliminary consolidated financial information for the quarter and year ended March 31, 2007, announced on May 24, 2007, to reflect an increase of $1.5 million in net income. The adjustments were made to reflect changes in estimates relating to the provision for income taxes made in the first quarter and to reverse the accrual of bonuses for the executive officers. As a consequence of these adjustments, the Company’s net income for the quarter ended March 31, 2007 increased to $2.2 million, or $0.07 per share on a diluted basis, and the Company’s net income for fiscal 2007 increased to $30.2 million, or $0.87 per share on a diluted basis.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2007. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2007, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by BDO Seidman, LLP (“BDO”), an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

In conducting its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, our management concluded that the following material weakness existed as of March 31, 2006: deficiencies in making estimates and judgments about non-routine transactions consistent with accounting principles generally accepted in the United States of America during the closing process.

To remediate the deficiencies in our ability to adequately make estimates and judgments about non-routine transactions, we contractually engaged, on a consulting basis, external resources that possessed sufficient public accounting training and experience to review and consult on specific non-routine accounting matters. These consultants review and provide advice on specific non-routine transactions as they arise. Additionally, our staff routinely documents and presents unexpected and or unusual accounting related events to our Chief Financial Officer and Corporate Controller. These events are reviewed for significance and complexity to determine if the issue or issues warrant involvement from the external consultants.

To enhance our control of segregation of duties, we completed an assessment of all systems users’ roles and responsibilities. Based on this assessment, further changes to roles were made. Specifically, in some divisions, the ability to enter or modify master data concerning customers or suppliers was removed from individuals with rights to enter sales or purchase orders.

To avoid shipping assets to customers on credit hold, system controls were implemented at several divisions. These system controls are designed to prevent the release of inventory to any customer currently on credit hold as indicated by the credit status field on the customer’s master record.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all errors and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, have been detected.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of IXYS Corporation

We have audited management’s assessment, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting,” that IXYS Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IXYS Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 14, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
June 14, 2007

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item, other than with respect to our Code of Ethics, is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2007 (the “2007 Proxy Statement”).

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website at www.ixys.com under the caption “Investor Relations.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2007 and 2006

Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) and incorporated herein by reference).
10.3		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.4		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated August 25, 2006, by and between IXYS and David L. Millstein (filed on August 30, 2007 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.14*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.15*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.16*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.17*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.18*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.21*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.22*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.23*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.24*	Form of Restricted Stock Unit Award Agreement with Change of Control Vesting (filed on August 30, 2007 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.25*	Agreement for Purchase and Sale of 1590 Buckeye Drive, Milpitas, California dated January 31, 2007 by and between Barber Lane Associates LP and IXYS (filed on February 7, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.26*	Description of elements of compensation of executive officers.
10	.27*	Summary of outside director compensation.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.

(b) Exhibits. See Item 15(a) (3) above.

(c) Exhibits. See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2007

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 14, 2007

/s/ Uzi Sasson Uzi Sasson	Chief Operating Officer, Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	June 14, 2007

/s/ Donald L. Feucht Donald L. Feucht	Director	June 14, 2007

/s/ Samuel Kory Samuel Kory	Director	June 14, 2007

/s/ S. Joon Lee S. Joon Lee	Director	June 14, 2007

Signature	Title	Date

/s/ David L. Millstein David L. Millstein	Director	June 14, 2007

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 14, 2007

/s/ James M. Thornburn James M. Thornburn	Director	June 14, 2007

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on November 14, 2002 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.1*	Second Amended Executive Employment Agreement, dated as of February 1, 2004, by and between IXYS Corporation (“IXYS”) and Nathan Zommer (filed on June 14, 2004 as Exhibit 10.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2		Wafer Foundry Agreement, dated as of June 21, 1995, as amended on March 28, 1996 and March 13, 1998, by and between IXYS and Samsung Electronics Co. (filed on June 29, 1998 as Exhibit 10.3 to Amendment No. 1 the Registration Statement on Form S-4 of Paradigm Technology, Inc. (No. 333-57003) and incorporated herein by reference).
10.3		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.4		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.5*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Nathan Zommer (filed on June 28, 2001 as Exhibit 10.7 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Samuel Kory (filed on June 28, 2001 as Exhibit 10.10 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Indemnity Agreement, dated November 20, 1999, by and between IXYS and Peter Ingram (filed on June 28, 2001 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and Donald L. Feucht (filed on June 28, 2001 as Exhibit 10.13 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Indemnity Agreement, dated August 4, 2000, by and between IXYS and S. Joon Lee (filed on June 28, 2001 as Exhibit 10.14 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Indemnity Agreement, dated December 9, 2004, by and between IXYS and Uzi Sasson (filed on February 11, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Indemnity Agreement, dated August 25, 2006, by and between IXYS and David L. Millstein (filed on August 30, 2007 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.12*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.14*	The IXYS 1999 Employee Stock Purchase Plan (filed on July 8, 1999 as Exhibit 10.11 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.16*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.17*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.18*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.21*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.22*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.23*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.24*	Form of Restricted Stock Unit Award Agreement with Change of Control Vesting (filed on August 30, 2007 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.25*	Agreement for Purchase and Sale of 1590 Buckeye Drive, Milpitas, California dated January 31, 2007 by and between Barber Lane Associates LP and IXYS (filed on February 7, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.26*	Description of elements of compensation of executive officers.
10	.27*	Summary of outside director compensation.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.