Form 10-K/A
period 2007-03-31
IXYS CORP /DE/
filed 2007-07-30
CIK 945699

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

This amendment on Form 10-K/ A amends the Annual Report of IXYS Corporation on Form 10-K previously filed for the fiscal year ended March 31, 2007 (the “Prior Report”). Except as specifically indicated herein, no other information included in the Prior Report on Form 10-K is amended by this Form 10-K/ A.

Part III is hereby amended in its entirety to read as shown below:

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The names of the directors and certain information about them are set forth below:

Name	Age	Principal Occupation/Position Held With the Company

Nathan Zommer	59	Chairman of the Board, President and Chief Executive Officer of IXYS Corporation
Donald L. Feucht	73	Investor
Samuel Kory	63	Consultant
S. Joon Lee	67	President of Omni Microelectronics, Inc.
Timothy A. Richardson	50	Chief Financial Officer of Jupiter Foundation
James M. Thorburn	51	Consultant

Nathan Zommer.  Dr. Zommer, founder of our company, has served as a Director since our inception in 1983, and has served as Chairman of the Board, President and Chief Executive Officer since March 1993. From 1984 to 1993, Dr. Zommer served as Executive Vice President. Prior to founding our company, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/ General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

Donald L. Feucht.  Dr. Feucht has served as a Director since July 2000. From 1992 until his retirement in 1998, Dr. Feucht served as Vice President for Operations for Associated Western Universities. He was employed as a Program Management Specialist for EG&G Rocky Flats, Inc. from 1990 until 1992. Prior to 1990, Dr. Feucht served in several positions with the National Renewable Energy Laboratory, including Deputy Director. Prior to joining the National Renewable Energy Laboratory, he served as Professor of Electrical Engineering and Associate Dean at Carnegie Mellon University. Dr. Feucht received his B.S. degree in Electrical Engineering from Valparaiso University and his M.S. and Ph.D. degrees in Electrical Engineering from Carnegie Mellon University.

Samuel Kory.  Mr. Kory has served as a Director since November 1999. In 1988, he founded Samuel Kory Associates, a management consulting firm. Since founding the firm, Mr. Kory has served as the firm’s sole proprietor and principal, as well as a consultant for the firm. Mr. Kory previously served as President and Chief Executive Officer of Sensor Technologies USA, Vice President for Business Development and Sales of IXYS, Division General Manager and Corporate Director of Marketing for Seiko Instruments USA, and an International Manager for Spectra Physics Inc. Mr. Kory received his B.S.M.E. from Pennsylvania State University.

S. Joon Lee.  Dr. Lee has served as a Director since July 2000. Since 1990, Dr. Lee has served as President of Omni Microelectronics, a sales representative company. Dr. Lee also served as President of Adaptive Logic, a semiconductor company, from 1991 until 1996. Previously, Dr. Lee served as President of Samsung Semiconductor. Dr. Lee received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Minnesota.

Timothy A. Richardson.  Mr. Richardson has served as a Director since June 2007. Mr. Richardson is an electronics industry veteran who has been employed as the Chief Financial Officer of Jupiter Foundation since May 2007. At Sirenza Microdevices, Inc., a supplier of radio frequency components for electronics, he was the Chief Strategy Advisor from October 2006 to April 2007. From May 2002 to October 2006, he was the President and Chief Executive Officer of Micro Linear Corporation, an integrated circuit company specializing in wireless applications. Prior to that, he served as the Executive Vice President of Business Development of Bandwidth 9, a manufacturer of optical components for the telecommunications market, and as the President and co-founder of VeriFiber Technologies, an optical component and systems manufacturer.

James M. Thorburn.  Mr. Thorburn has served as a Director since March 2007. Mr. Thorburn has been a consultant since August 2006. He served as Chief Executive Officer and Chairman of ZiLOG , Inc. from January 2002 until August 2006. Prior to that, Mr. Thorburn held various executive positions including Senior Vice President and Chief Operating Officer of ON Semiconductor, operating consultant with Texas Pacific Group, Chief Financial Officer at ZiLOG and management positions at National Semiconductor. Mr. Thorburn holds a BSc.(Hons.) degree from University of Glasgow and is qualified accountant with Chartered Institute of Managements Accountants in the United Kingdom.

The information regarding executive officers is set forth after Item 4 of Part I of this Annual Report on Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the 1934 Act, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We are not aware of any late or unfilled reports for fiscal 2007.

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

Audit Committee

The Audit Committee of the Board, or Audit Committee, was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee is composed of three directors: Messrs. Feucht, Kory and Thorburn. The Board has determined that Mr. Thorburn qualifies as an “audit committee financial expert,” as defined in the applicable rules of the SEC, and that he is independent under the Nasdaq Stock Market, or Nasdaq, listing standards definition of independence for Audit Committee members and directors.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This discussion and analysis should be read along with the tables and text under “Executive Compensation” that follow hereafter. Throughout this discussion and analysis, the “Committee” refers to the Compensation Committee and “executives” refers to our executive officers. Generally, the Committee limits its deliberations to individuals determined by the Board to be executive officers under the rules of the SEC. The compensation of other employees is determined under the direction of the Chief Executive Officer and the Chief Operating Officer.

Our Compensation Philosophy

Our success begins with our culture of innovation, cooperation and efficiency. Our compensation programs are designed to support this culture by allowing us to:

•	Motivate and reward performance. We believe that compensation should vary with performance, and that a significant portion of an executive’s pay should be linked to individual and corporate performance.

•	Align employee pay with stockholder objectives. We believe that our pay program should connect executives’ interests with stockholders’ interests. In particular, we believe that pay should reward executives for growing the value of the company.

•	Manage resources efficiently. Compensation is a significant expense, which should be managed appropriately to achieve our executive reward and retention goals while also protecting stockholder interests.

•	Attract and retain personnel. The semiconductor industry is a competitive landscape, where experienced and talented employees are in demand. Executive compensation must be competitive to attract and retain the individuals we need to lead our business.

Our Executive Compensation Program

Our executive compensation program consists of five components:

•	Salary

•	Performance bonuses

•	Other cash bonuses

•	Equity compensation

•	Employee benefits

Our philosophy is to offer competitive salaries to our executives and to provide significant rewards through incentive pay. Incentive cash opportunities are calibrated to be competitive when performance objectives are achieved. Exceptional rewards may be provided through long-term equity compensation, but only to the degree that our stock price appreciation is strong.

Salaries

We provide salaries sufficient to attract and retain key executives. While we offer competitive salaries, we believe we can create a stronger link between pay and performance by directing executive pay towards incentive cash compensation and equity rewards. For our two most senior executives, we expect that salary will constitute less than half of the total annual compensation. To determine the appropriate salary for an executive, the Committee considers a number of factors, including the executive’s responsibilities, experience, past performance, and expected future contribution to our company. The Committee also considers the salaries of executives in similar positions at comparable companies.

Performance Bonuses

Our performance bonus program is intended to provide economic incentives for executives to work for the achievement of objectives that the Committee believes will foster our growth and profitability. It rewards executives in light of their achievement of their performance objectives and for helping us achieve our annual financial goals. Each year, the Committee develops a performance bonus program for each of the two most senior executives. To establish these programs, the Committee considers the executive’s responsibilities and expected contributions to our company.

The performance bonus program is composed of a series of objectives, a set of weights for the objectives and three potential bonus levels, consisting of a threshold level, a target level and a maximum level. The Committee considers each executive individually in setting objectives, weights and bonus levels. Objectives are set in light of the Committee’s views on the goals and challenges for our company and the individual for the corresponding fiscal year.

The Committee considers the bonus levels and objectives, along with the weights accorded the objectives, to be guidelines for the Committee to use in evaluating the bonuses to be paid to executives and for executives to use in understanding the goals of the Committee for their performance. The amount of the bonuses will be determined by the Committee in light of its evaluation of each executive’s performance in total and not based on the mechanical application of any formula. The Committee may decide to award additional amounts for performance in excess of an objective or award lesser amounts for partial performance of an objective. The Committee may also consider other factors in ultimately determining the amount of a bonus. Thus, the amount of any bonus is in the discretion of the Committee, to be determined after completion of the fiscal year.

Other Cash Bonuses

From time to time, the Committee has awarded cash bonuses outside of the performance bonus structure. These bonuses relate to circumstances unique to the individual and have related to recognition for years of service to our company.

Equity

We believe equity-based compensation is critical to our overall pay program for executives. Equity-based compensation provides several significant advantages:

•	It allows us to provide exceptional potential rewards. Those exceptional rewards are realized, however, only if our growth is strong as may be evidenced by stock price appreciation and value is created for stockholders.

•	It creates a strong incentive for executives to improve financial results and take the right actions to increase our value over the long term. Because the ultimate value of the award varies with results, equity-based compensation creates a strong link between pay and performance.

•	It links executives’ interests directly with stockholders’, since rewards depend on stock performance.

Currently, the Committee views stock options in various forms are the best method to motivate our executives. Stock options encourage executives to focus on value creation, since stock options provide rewards only when our stock price increases. The vesting schedules we use delay rewards until the future, thereby maintaining incentives for our executives and helping us retain key talent.

Determining the Size of Individual Equity Incentive Awards

To determine the appropriate size of an executive’s equity incentive award, the Committee considers several factors, including the executive’s past performance and expected future contribution, the retention value of the executive’s prior unvested option grants and our growth and performance outlook.

Historically, executives generally received an equity incentive award following employment and, thereafter, a single equity incentive award each year. We do not grant re-load options, make loans to executives to exercise their stock options or grant stock options at a discount.

Timing of Grants

The Committee generally grants equity incentives to our executives at meetings, historically most often during the second fiscal quarter. The Committee does not have an express policy regarding the timing of grants to executives. The Board or the Committee may grant options when in possession of material non-public information.

Exercise Price

The exercise price of all stock option grants is currently the closing price of a common share of our stock on Nasdaq on the date of grant.

Vesting

Equity incentive awards cannot be exercised until they vest. The principal purpose of vesting is to serve as an employee retention tool. Employees who leave before they vest lose any value in their unvested equity incentive awards. The vesting requirements for our executives are typically the same as those for our employees generally. Generally, our equity incentive awards vest in equal annual installments over a four year period or, in other words, at the rate of 25% per year.

Other Benefits

We provide our executive officers with a limited number of benefits not generally made available to all employees. These benefits primarily consist of car allowances, term life insurance and reimbursement for tax planning and the preparation of tax returns. These benefits for senior executive are of long-term historical practice by our company and the Committee has viewed them as immaterial in amount. In the case of Dr. Zommer, they are required by the terms of his employment agreement. In addition, as a director, Dr. Zommer receives a benefit accorded directors, the reimbursement of estate planning expenses.

Like all of our full-time employees, our executives are eligible to participate in our 1999 Employee Stock Purchase Plan, our 401(k) plan, and other health and welfare insurance programs. We believe we offer a competitive package of health and welfare programs. To ensure our total compensation package remains competitive with other companies, we compare our health and welfare benefits with the packages offered by other companies.

Severance and Change of Control Provisions

Except for Dr. Zommer, we do not have severance or change of control agreements with any of our executives. The Committee does believe that executive severance and change of control provisions are appropriate for our senior executives. These provisions are sometimes necessary to attract or retain key personnel and to assist executives in focusing on the best course for our company.

Determining Executive Pay

After the end of each fiscal year, the Committee reviews our executive compensation program. The review involves the analysis of market pay practices, the assessment of our existing pay practices and the consideration of our goals for the future As a result of this review, the executive compensation program for the next fiscal year is formulated.

At the same time as setting the compensation program, the process of evaluating individual performance and making incentive cash compensation decisions for the prior fiscal year is also occurring. The CEO reviews the pay and performance of each executive other than himself and makes pay recommendations to the Committee for each of those executives. The Committee reviews those recommendations, taking into account:

•	The CEO’s assessment of the performance of each executive other than himself;

•	Each executive’s pay history and unvested equity incentives;

•	The difficulty of the executive’s role; and

•	Periodically, but not annually, executive pay at comparable companies.

As necessary, the Committee discusses changes to the CEO’s recommendations with the CEO and then approves compensation actions for each executive.

The Committee makes compensation decisions for the CEO separately without the CEO’s participation. The Committee evaluates the CEO’s performance in light of its judgment of results achieved. Input on our CEO’s performance is solicited from the other members of the Board.

For fiscal year 2008, the Committee retained an executive compensation consultant, Presidio Pay Advisors, Inc., to assist with the pay-determination process for the CEO and the CFO. At the end of this process, the Committee’s decisions included the following compensation actions for our two most senior executives:

•	Objectives, weights and bonus levels for the performance bonus programs for the current fiscal year;

•	Any changes to salary; and

•	The amount of any equity incentive awards for the fiscal year.

The decisions of the Committee were then communicated to the executives by the Chairman of the Committee.

Executive Compensation Consulting

In fiscal year 2008, the Committee retained Presidio Pay Advisors, Inc., to assist the Committee in carrying out its responsibilities. With respect to executive compensation matters, Presidio Pay Advisors, Inc. reports directly to the Committee. Among other things, Presidio Pay Advisors, Inc. works with the Committee to gather and analyze third-party data about the compensation practices of our peer companies against which we measure our compensation.

Compensation Benchmarking

In setting executive pay, we are mindful of the competitive market. To gauge our pay against our competitors and against the broader marketplace, the Committee has requested our compensation consultant to provide us with survey information of the pay practices generally occurring in the semiconductor industry. In fiscal 2007, to determine our peer companies, the Committee looked at survey data on public companies in the business of manufacturing semiconductors that had annual revenues similar to ours, in the range of $150 million to $300 million. These companies included the following:

Actel Corporation	ESS Technology	Pixelworks, Inc.
Applied Micro Circuits Corp.	Genesis Microchip Inc.	PMC-Sierra, Inc.
Atheros Communications, Inc.	Helix Technology Corporation	Semtech Corp.
ATMI Inc.	Integrated Silicon Solutions	Silicon Image, Inc.
Cirrus Logic, Inc.	Mattson Technology Inc.	SimpleTech, Inc.
Cohu Inc.	Micrel, Inc.	Standard Microsystems Corp.
Diodes, Inc.	Microsemi Corporation	Vitesse Semiconductor Corp.

In fiscal 2008, the Committee examined survey data on the semiconductor industry, while checking pay practices at small subset of the peer group companies. In each year, the compensation data was provided by Presidio Pay Advisors, Inc.

Executive Pay Decisions for Fiscal 2007 and Fiscal 2008

Salary

For fiscal 2007, the Committee increased Dr. Zommer’s salary by $30,000 to $510,000 after determining that the increase in salary was appropriate in light of Dr. Zommer’s responsibilities and in light of peer group practices. Mr. Sasson’s salary was increased by $40,000 to $300,000 in the context of his responsibilities and peer group compensation. For Messrs. Zommer and Sasson, the Committee considered the responsibilities of the executives beyond those typically associated with their roles; in particular, that Dr. Zommer served as the senior technical executive of the Company and that Mr. Sasson bore significant operational responsibilities. Changes in the reported amount of Mr. Ingram’s salary resulted from fluctuations in foreign exchange rates, as Mr. Ingram is paid in euros.

For fiscal 2008, the Committee increased Dr. Zommer’s salary by $56,000 to $566,000 in light of its assessment of the survey information. Mr. Sasson’s salary was increased by $30,000 to $330,000 to reflect his performance as Chief Financial Officer and his continued assumption of operational responsibilities. No action was taken on Mr. Ingram’s salary for fiscal 2008.

Performance Bonuses

The Committee set three different potential levels for Dr. Zommer’s fiscal 2007 performance bonus as follows: acceptable performance, $300,000; target, $400,000; and performance above expectations, $500,000. The objectives were a quantitative target for net revenues for fiscal 2007, a quantitative target for gross margin for fiscal 2007, a quantitative target for the book-to-bill ratio, a qualitative assessment on work to strengthen R&D staffing and enhance R&D output, a qualitative assessment of succession and staffing planning for key managers and staff; a qualitative assessment of a three year business model for the development of the Company, and a qualitative assessment of overall performance.

The Committee set three different potential levels for Mr. Sasson’s fiscal 2007 performance bonus as follows: acceptable performance, $150,000; target, $175,000; and performance above expectations, $200,000. The objectives were a quantitative target for gross margin for fiscal 2007, a qualitative assessment on work to consolidate and integrate operations to improve efficiency and reduce costs, a qualitative assessment of succession and staffing planning for key finance staff, a qualitative assessment of the implementation of consolidation software, a qualitative assessment on successful completion of the fiscal 2007 internal controls assessment, a qualitative assessment of budgetary process enhancement, and a qualitative assessment of overall performance.

During the Committee’s deliberations regarding the amount of the performance bonuses to be paid for fiscal 2007, Dr. Zommer and Mr. Sasson informed the Committee that they had elected not to receive incentive cash bonuses in respect of fiscal 2007. The Committee then decided to accept their determinations and ceased its deliberations on the bonuses. No target performance bonus was set for Mr. Ingram for fiscal 2007.

For fiscal 2008, the Committee increased the bonus levels of incentive cash compensation for Messrs. Zommer and Sasson, consistent with the objective that the majority of the executives’ compensation be incentive based. No action was taken to establish a performance bonus for Mr. Ingram for fiscal 2008.

The Committee set three different potential levels for Dr. Zommer’s fiscal 2008 performance bonus as follows: threshold, $440,000; target, $550,000; and maximum, $715,000. The objectives are a set of quantitative goals for gross margins for fiscal 2008, a set of quantitative goals for cash flow from operations for fiscal 2008, a set of quantitative goals for net revenues from current operations for fiscal 2008, and general overall performance during fiscal 2008, which will be significantly influenced by inventory issues. Each set of quantitative goals consists of three numbers, with a number corresponding to each of the concepts of threshold, target and maximum.

The Committee set three different potential levels for Mr. Sasson’s fiscal 2008 performance bonus as follows: threshold, $200,000; target, $250,000; and maximum, $325,000. The objectives are a set of quantitative goals for gross margins for fiscal 2008, a set of quantitative goals for cash flow from operations for fiscal 2008, a set of quantitative goals for net revenues from current operations for fiscal 2008, and general overall performance during fiscal 2008, which will be significantly influenced by inventory issues. Each set of quantitative goals consists of three numbers, with a number corresponding to each of the concepts of threshold, target and maximum.

Other Cash Bonuses

In fiscal 2005, the Committee established a bonus program of up to $700,000, payable to Dr. Zommer in increments of $100,000 per fiscal quarter, contingent upon his continued service as our CEO on the last day of each fiscal quarter. The last payment under the bonus was made in respect of the first quarter of fiscal 2007. The bonus was granted in recognition of Dr. Zommer’s years of service to our company and his prior years of under-compensation, particularly during the years before we became a public company. The bonus approved at the time represented about one-half of the amount of estimated under-compensation. During fiscal 2007, on the same rationale, the Committee decided to extend the bonus program for up to an additional $700,000, again payable to Dr. Zommer in increments of $100,000 per fiscal quarter, contingent upon his continued service as our CEO on the last day of each fiscal quarter, thereby resolving the remainder of the under-compensation. For fiscal 2007, $300,000 was paid to Dr. Zommer under the extended bonus program.

In fiscal 2007, the Committee approved a bonus program for Mr. Ingram of up to $180,000, payable increments of up to $15,000 per fiscal quarter, contingent on Mr. Ingram remaining President of European Operations on the last day of each such quarter. The bonus was granted in recognition of Mr. Ingram’s years of service to our company and in light of the fact that he did not exercise a stock option of approximately equivalent value. With the agreement of Mr. Ingram, the bonus was discontinued after one quarter.

Equity

In fiscal 2007, the Committee granted restricted stock units to Messrs. Zommer and Sasson. Restricted stock units are rights to receive shares of our common stock upon vesting. The size of the awards reflect past individual and company performance, expected future contribution and the estimated value of the awards compared with equity awards offered to executives in similar positions by our peer companies. These grants vest in equal annual installments over a four year period. Because restricted stock units represent the right to receive a share of stock regardless of any appreciation in the value of the stock, individual awards were for a smaller number of shares than historical stock option grants. Generally, the Committee applied a factor of four in comparing potential grants of restricted stock units to potential stock option grants. The Committee granted Dr. Zommer 50,000 restricted stock units and Mr. Sasson 30,000 restricted stock units. The Committee did not grant an equity incentive to Mr. Ingram during fiscal 2007.

In May 2007, the Committee shifted our equity incentive awards to stock options. Feedback from our personnel indicated a greater appreciation of and receptivity to stock options, as compared to restricted stock units. While further grant of restricted stock units is not precluded, the Committee currently expects that it will primarily grant stock options in the future.

The Committee granted Dr. Zommer an option exercisable for 200,000 shares in June 2007 and Mr. Sasson an option for 20,000 shares in May 2007 on Dr. Zommer’s recommendation, as well as an additional option for 120,000 shares in June 2007 upon the completion of its deliberations for the year. The Committee did not grant an equity incentive to Mr. Ingram.

Tax and Accounting Implications

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that we may deduct from our taxes in a year with respect to our executive officers. Section 162(m) limits the types of compensation that are deductible resulting in some performance-based compensation that does not qualify as tax deductible. While the Committee is mindful of the benefit to our company performance of full deductibility of compensation, we believe the Committee must not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Committee has not adopted a policy that requires that all compensation be deductible. The Committee intends to continue to compensate our executive officers in a manner consistent with the best interests of our company and the stockholders.

We adopted SFAS No. 123(R), effective April 1, 2007. SFAS No. 123(R)establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as an expense over the requisite employee service period. We use the Black-Scholes pricing model to estimate the fair value of each award.

Summary Compensation Table

The following table shows for the fiscal year ended March 31, 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer and our other executive officer, together referred to as our Named Executive Officers, at March 31, 2007.

Summary Compensation Table for Fiscal 2007

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
						Incentive	Compen-
				Stock	Option	Plan	sation
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	Compensation ($)		Total ($)

Nathan Zommer	2007	510,000	400,000	107,257	216,160	—	—	52,461	(2)	1,285,878
Chairman of the Board, President and Chief Executive Officer
Peter H. Ingram(3)	2007	232,616	15,081	—	66,828	—	9,527	6,995	(4)	331,007
General Manager of IXYS Semiconductor
Uzi Sasson	2007	300,000	—	91,197	196,920	—	—	19,389	(5)	607,506
Chief Operating Officer, Vice President and Chief Financial Officer

(1)	No executive officer forfeited any rights during fiscal 2007. Note 3 of the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended March 31, 2007 discloses the assumptions made in valuing the rights.

(2)	Includes estate planning expense of $24,684, car expense of $17,749, $7,406 in contributions by IXYS matching certain of Dr. Zommer’s 401(k) plan contributions, telephone service, janitorial service, and bill paying and bookkeeping services. The payment of estate planning expense is a benefit accorded directors. Bill paying and bookkeeping services were valued based on an estimate of the hours involved and the hourly rate of the person providing the services.

(3)	Mr. Ingram is paid in euros. His compensation was converted into dollars at the rate of 1.29 euros per dollar, the conversion rate used in our consolidated statement of operations for fiscal 2007.

(4)	Car expense.

(5)	Includes car expense of $12,483 and $6,906 in contributions by IXYS matching certain of Mr. Sasson’s 401(k) plan contributions.

We provide, or reimburse for, a leased car for each of our executive officers, including associated expenses such as insurance, registration, maintenance and gasoline. Our directors, including Dr. Zommer, are reimbursed for their estate planning and tax planning and return preparation expenses. We pay for telephone service and periodic janitorial service for a house owned by Dr. Zommer near our corporate offices, where employees stay on occasion when visiting our corporate offices. Because Dr. Zommer is single and spends significant time traveling to our worldwide locations and customers, we provide bill paying and bookkeeping services to Dr. Zommer.

None of our named executive officers exercised options or had stock awards that vested during fiscal 2007.

Dr. Zommer is the only executive officer who has an employment agreement. The term of Dr. Zommer’s employment agreement was extended by the Compensation Committee from January 31, 2007 to January 31, 2008. The agreement provides that he will be paid an annual base salary of at least $480,000 and that he will be considered for an annual performance bonus, as determined by the Board in its discretion. He is to receive the benefits made available to senior executives generally, as well as the following specifically described in his agreement: an annual medical exam; term insurance in the amount of $1,000,000 on his life, payable to his designee; the services of a personal tax or investment advisor, in an amount not to exceed $1,000 per year; the use of a car, of make and model determined by Dr. Zommer and the Board, including maintenance and insurance; 10 hours per month of bill paying and bookkeeping services; and annual vacation in an amount equal to 15 days plus one-half day for each full year of service after June 1, 2003. Additionally, Dr. Zommer is entitled to the payments and benefits described in “Potential Payments upon Termination or Change in Control,” upon the events described there. During fiscal 2007, Dr. Zommer caused the term life insurance provided pursuant to his agreement to be cancelled.

Grants of Plan-Based Awards

The following table provides information regarding all incentive plan awards that were made to or earned by our Named Executive Officers during fiscal 2007.

Grants of Plan-Based Awards in Fiscal 2007

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
								Number of	Number of	or Base	Value of
		Estimated Future Payouts Under						Shares of	Securities	Price of	Stock and
		Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold		Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	Target (#)	(#)	(#)(2)	(#)	($/Sh)	($)

Nathan Zommer	5/12/06	300,000	400,000	500,000	—	—	—	50,000	—	—	469,473
Peter H. Ingram	—	—	—	—	—	—	—	—	—	—	—

Uzi Sasson	5/12/06	150,000	175,000	200,000	—	—	—	30,000	—	—	281,614
	8/24/06							20,000			173,314

(1)	These amounts constitute the performance bonus amounts for fiscal 2007. After fiscal 2007, it was determined that no performance bonuses for fiscal 2007 would be paid.

(2)	Pursuant to the 1999 Equity Incentive Plan

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended March 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards at Fiscal 2007 Year End

	Option Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive Plan	Incentive Plan
			Plan					Awards:	Awards:
			Awards:				Market	Number of	Market or
	Number of	Number of	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		Stock that	Stock that	Rights that	Other Rights
	Options	Options	Unearned	Exercise	Option	have not	have not	have not	that have not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($)

Nathan Zommer	62,600			1.86	11/03/08
	480,000			2.34	11/19/09
	20,000			20.90	12/11/10
	160,000			7.26	11/16/11
	280,000			7.79	11/15/12
	150,000			10.63	02/20/14
	100,000			15.81	06/02/15
						50,000 (2)	511,500
Peter H. Ingram	5,150			1.69	11/03/08
	60,000			2.13	11/19/09
	120,000			3.63	01/21/10
	10,000			6.60	11/16/11
	60,000			4.64	07/22/12
	40,000			7.08	11/15/12
	24,500	3,500 (3)		6.75	08/08/13
	30,000			14.37	06/02/15
Uzi Sasson	17,250	12,750 (4)		6.65	08/20/14
	60,000	60,000 (5)		9.15	11/23/14
	75,000			14.37	06/02/15
						20,000 (6)	204,600
						30,000 (7)	306,900

(1)	Based on the closing price of $10.23 on the Nasdaq Global Market on March 30, 2007.

(2)	12,500 shares vest on each of the first four anniversaries of May 12, 2006.

(3)	700 shares vest on the eighth day of each calendar month after March 31, 2007.

(4)	750 shares vest on the 20th day of each calendar month after March 31, 2007.

(5)	3,000 shares vest on the 23rd day of each calendar month after March 31, 2007.

(6)	5,000 shares vest on each of the first four anniversaries of August 24, 2006.

(7)	7,500 shares vest on each of the first four anniversaries of May 12, 2006.

Post-Employment Compensation

The following table shows for the fiscal year ended March 31, 2007, certain information regarding pension benefits for the Named Executive Officer.

Pension Benefits for Fiscal 2007

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)

Peter H. Ingram	Defined Benefit Plan	25	339,453	—

Mr. Ingram is an employee of our German subsidiary and participates in the defined benefit plan of our German subsidiary. In 1992, the subsidiary awarded Mr. Ingram pension rights under which he will be entitled to receive a payment of €1,471, or $1,971, per month as his pension on retirement. Under the terms of the plan, his right to pension payments fully vests at age 60 in April 2008. Further years of service will not increase his pension benefit. He may initiate pension payments upon retirement at or after age 60, but the amount of each payment that he would receive for the remainder of his life would be reduced by 0.5% for each month prior to age 63 that he commenced the payments, up to a maximum reduction of 6%. In the event of his death, his spouse would be entitled to payments equal to two-thirds of the payments that he would receive. Note 10 of the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended March 31, 2007 describes the defined benefit plan in which Mr. Ingram participates.

Potential Payments upon Termination of Change in Control

Dr. Zommer’s employment agreement provides for certain payments and benefits in connection with termination or a change in control. In the event he is terminated without cause, he is entitled to a single payment equal to one year’s salary. If he becomes disabled for three months in a six month period, his salary will be continued to be paid, along with benefits, by us for a period of one year, after which his employment shall terminate. In the event of a change in control, he is entitled to a single payment from us equal to three times his annual salary. If his employment terminates, either without cause or for good reason, within one year of the change in control, he is entitled to a single payment from us equal to three times his average annual cash compensation over the last three years minus any amount paid in connection with the right described in the immediately preceding sentence. Additionally, upon such event, he is entitled to a continuation of his benefits from us, both as provided to employees generally and as specifically described in his employment agreement, for a period of 18 months, as well as the immediate vesting of all unvested stock options.

Under his employment agreement, cause means conviction of any felony or any crime involving moral turpitude or dishonesty; participation in a fraud or act of dishonesty against our company; willful breach of our policies; intentional damage to our property; or breach of the employment agreement, any other agreement with us. Change in control means any reorganization, consolidation or merger in which we are not the surviving corporation or where our voting stock would be converted into cash, securities or other property, other than a merger where our stockholders have the same proportionate ownership of voting stock after the merger; the sale, exchange or other transfer of to an unaffiliated third party of at least a majority of our voting stock; and the sale, lease, exchange or other transfer of all, or substantially all, of our assets. Good reason means reduction of his rate of salary compensation as in effect immediately prior to the change in control; failure to provide a package of welfare benefit plans which, taken as a whole, provide substantially similar benefits to those in which he is entitled to participate immediately prior to the change of control, except that employee contributions may be raised to the extent of any cost increases imposed by third parties, or any action by us which would adversely affect his participation or reduce his benefits under any of such plans; change in his responsibilities, authority, titles or offices resulting in diminution of position, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith which is remedied by us promptly after notice; request that Dr. Zommer relocate to a worksite that is more than 35 miles from his prior worksite; material reduction in duties; failure or refusal of the successor company to assume our obligations under his employment agreement; or material breach by us or any successor company of any of the material provisions of his employment agreement.

The following table sets forth estimates of the value of the payments and the benefits receivable by Dr. Zommer under his employment agreement in connection with termination or a change in control.

					Termination
					Within One
	Involuntary	Involuntary			Year After
Executive Benefits and	Termination	Termination		Change in	Change in
Payments Upon Termination	Without Cause	for Cause	Disability	Control	Control
or Change in Control(1)	($)	($)	($)	($)	($)

Cash payment	510,000	—	510,000	1,530,000	1,050,000	(2)
Vesting of stock awards(3)	—	—	127,875	—	511,500
Vesting of option awards	—	—	—	—	—
401(k) match(4)	—	—	7,406	—	11,109
Car expense(4)	—	—	17,749	—	26,624
Health insurance(4)	—	—	6,691	—	10,037
Other benefits(4)(5)	—	—	5,226	—	7,839

(1)	Based on salary rate during fiscal 2007 and the amounts for benefits during fiscal 2007.

(2)	Based on the three fiscal years ended March 31, 2007.

(3)	Based on closing price of a share of our common stock on March 30, 2007, which was $10.23. For disability, assumes one year of vesting.

(4)	Assumes one year of benefits for disability and eighteen months of benefits for termination after change in control. Benefits are estimated using fiscal 2007 historical data.

(5)	Consists of dental insurance, group life insurance and other insurance programs, tax or investment advisor reimbursement (estimated at $1,000 per year), annual medical exam reimbursement (estimated at $1,000 per year), and bill paying and bookkeeping services.

Director Compensation

The following table shows for the fiscal year ended March 31, 2007 certain information with respect to the compensation of all of our non-employee directors:

Director Compensation for Fiscal 2007

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)(2)(3)	($) (2)(3)(4)	($)	Earnings	($)	($)

Donald Feucht	54,600	49,939	39,689	—	—	2,052	148,080
Samuel Kory	42,000	49,939	39,689	—	—	750	132,378
S. Joon Lee	32,000	49,939	39,689	—	—	1,805	128,433
David L. Millstein	56,300	26,601	39,750	—	—	—	124,451
Kenneth Wong(5)	43,200	45,688	61,616	—	—	—	152,304
Timothy Richardson	—	—	—	—	—	—	—
James Thorburn	—	—	—	—	—	—	—

(1)	The following table contains additional information regarding stock awards granted during fiscal 2007:

		Number of
		Shares	Grant Date
		Underlying	Fair Value of
Name	Grant Date	Stock Awards	Stock Awards ($)

Donald Feucht	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Samuel Kory	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Sang Joon Lee	8/25/2006	5,000	43,136
	8/25/2006	1,250	11,175
	5/12/2006	1,250	12,163
David Millstein	8/25/2006	5,000	43,136
Kenneth Wong	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Timothy Richardson	—	—	—
James Thorburn	—	—	—

(2)	The following table sets forth the number of outstanding option awards or stock awards at March 31, 2007.

	Number of
	Shares
	Underlying	Number of Shares
	Unexercised	Underlying Stock
Name	Options	Awards

Donald Feucht	126,250	5,000
Samuel Kory	115,000	5,000
Sang Joon Lee	141,250	5,000
David Millstein	30,000	5,000
Kenneth Wong	42,000	2,500
Timothy Richardson	—	—
James Thorburn	—	—

(3)	Note 3 of the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10- K for the year ended March 31, 2007 discloses the assumptions made in valuing the rights.

(4)	The expense related to option awards granted prior to fiscal 2007.

(5)	During fiscal 2007, Mr. Wong resigned and forfeited 2,500 unvested shares pursuant to the terms of a stock award and the right to acquire 14,250 unvested shares pursuant to the terms of an option award.

Each of the non-employee directors receives an annual retainer of $25,000 as well as $1,000 for each meeting of the Board he attends and $600 for each committee meeting he attends. The Chairman of the standing committees of the Board are paid additional retainers as follows: Chairman of the Audit Committee, $7,500; Chairman of the Compensation Committee, $4,000; and Chairman of the Nominating and Corporate Governance Committee, $4,000. Additionally, each director is reimbursed for expenses incurred in preparing their personal income tax returns and estate planning matters.

Options can be granted to directors either from the 1999 Equity Incentive Plan or the 1999 Non-Employee Directors’ Equity Incentive Plan. Each plan provides for the grant of options to non-employee directors pursuant to a discretionary grant mechanism administered by the board. Under current practice, each director receives an option to acquire 30,000 shares upon becoming a member of our board of directors, which vests in equal annual installments over four years, and, after the first year, an option to acquire 20,000 shares annually, which vests in monthly installments over one year. All non-employee director options will vest in full in connection with a change in control of our company. Each option has an exercise price equal to the fair market value of such common stock on the date of grant, based on the closing sales price reported on the Nasdaq Global Market for the date of grant.

During fiscal 2007, we granted 5,000 restricted stock units to each of Messrs. Feucht, Kory, Lee, Millstein and Wong. We also granted 2,500 shares to each of Messrs. Feucht, Kory, Lee and Wong as unrestricted stock awards.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Feucht, Kory and Richardson. None of these individuals is an employee or officer of our company. Mr. Kory was, during the 1980s, a Vice President of a predecessor of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on the Board or Compensation Committee of our company.

Compensation Committee Report1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our proxy statement following the fiscal year ended March 31, 2007 and incorporated into our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Donald L. Feucht
Samuel Kory
Timothy A. Richardson

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of June 30, 2007 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Unless otherwise indicated, the address for each listed stockholder is: c/o IXYS Corporation, 3540 Bassett Street, Santa Clara, California 95054.

	Beneficial
	Ownership(1)
	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Total

Directors and Executive Officers
Nathan Zommer(2)	8,049,226	23.9%
Peter H. Ingram(3)	711,184	2.2%
Uzi Sasson(4)	183,500	*
Donald L. Feucht(5)	146,250	*
Samuel Kory(6)	126,250	*
S. Joon Lee(7)	146,250	*
David L. Millstein(8)	17,500	*
Timothy A. Richardson	—	—
James M. Thorburn	—	—
All directors and executive officers as a group (9 persons)(9)	9,380,160	27.1%
5% Stockholders
6th Avenue Investment Management Company, LLC (10) One Security Benefit Place Topeka, Kansas 66636	3,337,900	10.3%
Columbia Wagner Asset Management L.P.(11) WAM Acquisition GP, Inc. 227 East Monroe Street, Suite 3000 Chicago, Illinois 60606	1,905,000	5.9%

*	Represents less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 32,356,749 shares outstanding on June 30, 2007, adjusted as required by rules promulgated by the SEC.

(2)	Includes an aggregate of 5,200 shares held by or on behalf of Dr. Zommer’s children. Also includes 1,252,600 shares Dr. Zommer has the right to acquire within 60 days of June 30, 2007. 6,661,546 shares are pledged as security.

(3)	Includes 353,150 shares Mr. Ingram has the right to acquire within 60 days of June 30, 2007.

(4)	Consists of 171,000 shares Mr. Sasson has the right to acquire within 60 days of June 30, 2007.

(5)	Includes an aggregate of 2,000 shares held by or on behalf of Mr. Feucht’s wife. Also includes 126,250 shares Mr. Feucht has the right to acquire within 60 days of June 30, 2007.

(6)	Includes 115,000 shares Mr. Kory has the right to acquire within 60 days of June 30, 2007.

(7)	Includes 141,250 shares Mr. Lee has the right to acquire within 60 days of June 30, 2007.

(8)	Includes 7,500 shares Mr. Millstein has the right to acquire within 60 days of June 30, 2007.

(9)	Includes 2,166,750 shares that directors and executive officers have the right to acquire within 60 days of June 30, 2007.

(10)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on July 9, 2007.

(11)	Based on a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2007.

Equity Compensation Plan Information

The information in the following table is as of March 31, 2007:

	(a)		(b)		(c)
Number of Securities
	Number of Securities				Remaining Available for
	to be Issued upon		Weighted-Average		Future Issuance Under
	Exercise of Outstanding		Exercise Price of		Equity Compensation Plans
	Options, Warrants		Outstanding Options,		(Excluding Securities
Plan Category	and Rights		Warrants and Rights		Reflected in Column (a))

Equity compensation plans approved by securityholders	4,595,377	(1)	$8.27	(2)	5,013,123	(3)
Equity compensation plans not approved by securityholders

Total	4,595,377		$8.27		5,013,123

(1)	Includes options to purchase 250,626 shares of our common stock with a weighted average exercise price of $14.36 per share that were assumed in business combinations. It is our understanding that the stockholders of the acquired companies approved the plans from which these options were granted. Also includes 139,352 shares issuable upon vesting of restricted stock units granted under the 1999 Equity Incentive Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(3)	The 1999 Equity Incentive Plan includes a formula that provides for an annual increase in the number of shares under the plan of 1,000,000, which may be reduced upon the determination of the Board.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transactions Policy and Procedures

Section 4 of our Code of Ethics sets forth our policy regarding disclosure by an employee or director of a conflict of interest. A related party transaction would be a conflict of interest. Executive officers and directors are to disclose conflicts of interest to the Audit Committee. When transactions that fall within the coverage of Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934 are identified, they are submitted to the Audit Committee for review, approval or ratification, excepting indemnity agreements, which were previously approved by the stockholders. Evidence of the policy is set forth in the Rule 4350(h) of The Nasdaq Stock Market. The Audit Committee considers transactions on a case-by-case basis in light of the applicable facts and circumstances, and has not developed specific standards for such review, approval or consideration. Review, approval or ratification is evidenced in the minutes of the Audit Committee. No other policies or procedures exist.

Related Person Transactions

Business Relationship Involving Director.  Omni Microelectronics, a sales representative company majority owned by Mr. Lee, was paid sales commissions by Samsung Electronics on $39.6 million received by Samsung Electronics from us in respect of fiscal 2007. Samsung Electronics serves as a wafer foundry for us. Mr. Lee is a Director.

Indemnification Agreements of Directors and Executive Officers.  We have entered into indemnity agreements with our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as officers or directors.

Independence of the Board

As required under The Nasdaq Stock Market, or Nasdaq, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that Messrs. Feucht, Kory, Richardson and Thorburn are independent directors within the meaning of the applicable Nasdaq listing standards. Kenneth Wong was an independent director, but resigned prior to the consummation of our purchase of real property from an entity indirectly controlled by an entity where Mr. Wong served as an executive. The Nominating and Corporate Governance Committee concluded that consummation of the purchase would have caused Mr. Wong to no longer be an independent director. Dr. Zommer, our President and Chief Executive Officer, and Dr. Lee are not independent directors.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees

The following table represents aggregate fees billed to us for the fiscal years ended March 31, 2007 and March 31, 2006, by BDO Seidman, LLP, our independent registered public accounting firm.

	2007	2006

Audit Fees(1)	$2,842,112	$2,427,057
Audit-Related Fees	—	—
Tax Fees(2)	73,750	93,689
All Other Fees(3)	48,000	—
Total Fees	$2,963,862	$2,520,746

(1)	Includes fees for audits and review of quarterly financial statements.

(2)	Includes federal, state and international tax compliance, tax advice and tax planning.

(3)	Includes fees related to due diligence.

None of the foregoing was approved by the Audit Committee pursuant to the exception set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the SEC.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Item 15,	“Exhibits and Financial Statement Schedules,” is hereby amended to add to the content thereof the following two exhibits:

Exhibit	Title

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 30, 2007

/s/ Uzi Sasson Uzi Sasson	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 30, 2007

* Donald L. Feucht	Director	July 30, 2007

* Samuel Kory	Director	July 30, 2007

* S. Joon Lee	Director	July 30, 2007

* Timothy A. Richardson	Director	July 30, 2007

* James M. Thornburn	Director	July 30, 2007

* /s/ Nathan Zommer Nathan Zommer Attorney in fact

EXHIBIT INDEX

Exhibit	Title

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.