Form 10-Q
period 2007-06-30
IXYS CORP /DE/
filed 2007-08-07
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-26124
IXYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0140882
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
Yes ☐           No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 27, 2007 was 32,403,699.

IXYS CORPORATION
FORM 10-Q
June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,540	$54,027
Restricted cash	137	169
Accounts receivable, net of allowances of $2,030 at June 30, 2007 and $2,847 at March 31, 2007	46,130	42,519
Inventories	85,304	85,965
Prepaid expenses and other current assets	3,585	3,268
Deferred income taxes, net	12,366	14,345

Total current assets	203,062	200,293
Property, plant and equipment, net	48,203	48,741
Other assets	8,018	5,319
Deferred income taxes, net	12,750	12,827
Goodwill	6,461	6,461

Total assets	$278,494	$273,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,772	$3,686
Current portion of loans payable	1,023	1,012
Accounts payable	20,508	19,926
Accrued expenses and other current liabilities	20,332	19,081
Litigation reserve	9,396	14,180

Total current liabilities	55,031	57,885
Long term income tax payable	4,050	—
Capitalized lease obligations, net of current portion	6,208	6,660
Long term loans payable, net of current portion	10,977	11,112
Pension liabilities	16,713	16,875

Total liabilities	92,979	92,532

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,141,607 issued and 32,382,499 outstanding at June 30, 2007 and 35,031,947 issued and 32,512,039 outstanding at March 31, 2007	351	350
Additional paid-in capital	166,945	165,889
Less cost of treasury stock: 2,759,108 shares at June 30, 2007 and 2,519,908 shares at March 31, 2007	(25,131)	(22,851)
Retained earnings	34,209	29,605
Accumulated other comprehensive income	9,141	8,116

Total stockholders’ equity	185,515	181,109

Total liabilities and stockholders’ equity	$278,494	$273,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)
Net revenues	$75,901	$67,741
Cost of goods sold	53,513	45,857

Gross profit	22,388	21,884

Operating expenses:
Research, development and engineering	5,073	5,108
Selling, general and administrative	10,840	12,056
Release of litigation provision	(4,784)	(36,827)

Total operating expenses	11,129	(19,663)

Operating income	11,259	41,547
Other income (expense):
Interest income	579	774
Interest expense	(308)	(125)
Other income (expense), net	342	(1,493)

Income before income tax	11,872	40,703
Provision for income tax	(4,868)	(16,407)

Net income	$7,004	$24,296

Net income per share—basic	$0.22	$0.71

Weighted average shares used in per share calculation — basic	32,490	34,172

Net income per share—diluted	$0.21	$0.68

Weighted average shares used in per share calculation — diluted	33,790	35,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)
Net income	$7,004	$24,296
Other comprehensive income:
Unrealized gain on available for sale investment securities, net of taxes of $173 and $192 for the three months ended June 30, 2007 and 2006	287	30
Foreign currency translation adjustments	738	1,900

Comprehensive income	$8,029	$26,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$7,004	$24,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,952	2,285
Provision for receivables allowances	277	2,640
Net change in inventory reserves	1,311	2,157
Change in litigation reserve	(4,784)	(36,827)
Foreign currency adjustments on intercompany amounts	(8)	151
Deferred income taxes	1,979	15,673
Stock based compensation	434	537
Gain on investments	(129)	—
Loss on disposal of plant and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	(3,601)	(5,509)
Inventories	(117)	(9,223)
Prepaid expenses and other current assets	(289)	(1,229)
Other assets	(171)	(109)
Accounts payable	396	2,531
Accrued expenses and other liabilities	2,786	(1,608)
Pension liabilities	(403)	(98)

Net cash provided by (used in) operating activities	7,637	(4,332)

Cash flows from investing activities:
Change in restricted cash	32	77
Purchase of investments	(2,045)	(100)
Purchase of plant and equipment	(1,514)	(3,032)

Net cash used in investing activities	(3,527)	(3,055)

Cash flows from financing activities:
Principal payments on capital lease obligations	(953)	(165)
Repayments of loans payable	(254)	(215)
Purchases of treasury stock	(2,280)	—
Proceeds from employee equity plans	623	370
Proceeds from collection of notes from stockholders	—	1

Net cash used in financing activities	(2,864)	(9)

Effect of exchange rate fluctuations on cash and cash equivalents	267	1,273

Net increase (decrease) in cash and cash equivalents	1,513	(6,123)
Cash and cash equivalents at beginning of period	54,027	78,192

Cash and cash equivalents at end of period	$55,540	$72,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment, goodwill, and intangible assets, revenue recognition, legal contingencies, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2007 has been derived from the Company’s audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Recent Accounting Pronouncements
     In September 2006, Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS 157 to the Company’s financial position and results of operations.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of SFAS 159 to its financial position and results of operations.
     The Company adopted FIN 48 as of April 1, 2007 as required. See Note 12 for further discussion.
3. Employee Equity Incentive Plans
Stock Option, Restricted Stock Units and Stock Bonuses:
     IXYS has the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) under which stock options, restricted stock units (“RSUs”) or stock bonuses may be granted. Stock options are granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants net exercise options. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the quarter ended June 30, 2007.
     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the quarter ended June 30, 2007.

     Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 11.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the Board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date.
Employee Stock Purchase Plan
     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. During the quarter ended June 30, 2007, there were approximately 44,000 shares purchased under the Purchase Plan, leaving about 28,000 shares available for purchase under the plan in the future.
     On July 31, 2007, the Board of Directors of the Company amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. The total shares reserved under the plan after the amendment is 850,000. The amendment is subject to approval by the stockholders of the Company at its annual stockholders meeting.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):
     Income Statement Classifications

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Selling, general and administrative expenses	$434	$537

Share-based compensation effect on income before tax	434	537
Provision for income tax [1]	169	209

Net share-based compensation effects in net income	$265	$328

[1]	Estimated at a statutory income tax rate of 39%
     For the first quarter of fiscal 2008, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2007, there were $4.1 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the first quarter ended June 30, 2007 and 2006, were based on estimates at the grant date as follows:

	Stock Options		Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Weighted average estimated fair value of grant per share	$4.25	$4.50	$2.65	$2.40
Risk-free interest rate	5.0%	5.1%	4.9%	4.2%
Expected term (in years)	4.3	3.7	0.5	0.5
Volatility	49%	55%	44%	56%
Dividend yield	0%	0%	0%	0%

     Information with respect to outstanding stock options as of June 30, 2007 was as follows:

	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price Per Share	Value[1]
			(000)
Balances, March 31, 2007	4,456,025	$8.27
Options granted	620,200	$9.37
Options exercised	(34,600)	$7.82	$75
Options cancelled and expired	(11,250)	$10.94

Balance, June 30, 2007	5,030,375	$8.40

Exercisable, June 30, 2007	4,081,550	$8.19
Exercisable, March 31, 2007	4,071,650	$8.20

1.	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     RSUs award activity under the Company’s equity incentive plans for the quarter ended June 30, 2007 is summarized below:

	Number of	Weighted Average	Intrinsic
	Shares	Grant-Date Fair Value	Value[1]
			(000)
Balances, March 31, 2007	139,352	$9.54
RSUs granted	—	—
RSUs vested	(30,742)	$9.60	$305
RSUs forfeited	—

Balance, June 30, 2007	108,610

1.	Represents the value of IXYS stock on the vesting date.
4. Computation of Net Income per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Basic:
Weighted-average shares outstanding for the period	32,490	34,172

Net income available for common stockholders	$7,004	$24,296

Net income available for common stockholders per share	$0.22	$0.71

Diluted:
Weighted-average shares outstanding for the period	32,490	34,172
Net effective dilutive stock options based on treasury method using average market price	1,300	1,403

Shares used in computing per share amounts	33,790	35,575

Net income per share available for common stockholders	$7,004	$24,296

Net income per share	$0.21	$0.68

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	1,999	1,443

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
5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2007	2007
	(unaudited)
Raw materials	$22,841	$23,144
Work in process	42,037	43,477
Finished goods	20,426	19,344

Total	$85,304	$85,965

6. Other Assets
     At June 30, 2007, other long term assets include equity securities held as available for sale of $3.4 million, long term equity investments of $3.8 million and intangible assets of $266,000. Investments available for sale have been stated at their fair value as at June 30, 2007. Long term equity investments are accounted for under the equity method of accounting. Long term equity investments include a strategic investment of $2.0 million made during the quarter ended June 30, 2007. At March 31, 2007, other assets included $2.9 million of investments available for sale, $1.7 million of long term equity investments and intangible assets of $390,000.
7. Borrowing Arrangements
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at June 30, 2007 was 4.8%.
     Each fiscal quarter beginning September 2005, during the first five years of the loan, a principal payment of €167,000, or about $225,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
8. Accrued Expenses and Other Current Liabilities
     At June 30, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $7.1 million, income taxes payable of $4.3 million and other liabilities of $8.9 million. At March 31, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $7.0 million, income taxes payable of $3.9 million and other liabilities of $8.2 million.

9. Pension Plans
     IXYS maintains two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. These plans have been curtailed.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Service cost	$2	$199
Interest cost on projected benefit obligation	171	458
Expected return on plan assets	7	(388)
Recognized actuarial loss	11	12

Net periodic pension expense	$191	$281

     IXYS expects to make contributions to the plans of approximately $801,000 in the fiscal year ending March 31, 2008. This contribution is primarily contractual.
10. Accumulated Other Comprehensive Income:
     The components of accumulated other comprehensive income, net of tax (in thousands):

	June 30,	March 31,
	2007	2007
	(Unaudited)
Accumulated net unrealized gain on available-for-sale investments securities, net of taxes $620 in quarter ended June 30, 2007 and $447 in quarter ended March 31, 2007	$930	$644
Accumulated minimum pension liability, net of taxes of $1,521	(2,747)	(2,747)
Accumulated foreign currency translation adjustments	10,958	10,219

Total accumulated other comprehensive income	$9,141	$8,116

11. Segment Information
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

	Three Months Ended June 30,
	2007	2006
	(unaudited)
United States	$19,308	$21,418
Europe and the Middle East
Germany	10,904	8,612
Italy	1,841	1,716
United Kingdom	6,991	4,897
Other	11,821	8,331
Asia Pacific
Korea	3,580	4,349
China	10,049	8,550
Japan	2,221	2,051
Other	4,242	4,803
Rest of the world	4,944	3,014

Total	$75,901	$67,741

     The following table sets forth net revenues for each of IXYS’s product groups for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Power Semiconductors	$57,194	$50,142
Integrated Circuits	12,325	13,079
Systems and RF Power Semiconductors	6,382	4,520

Total	$75,901	$67,741

12. Taxes
     Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     As a result of the implementation of FIN 48, the Company increased the liability for net unrecognized tax benefits by $2.4 million, and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in a decrease to retained earnings of $2.4 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $6.2 million. These gross unrecognized tax benefits would affect the effective tax rate if realized. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, $4.1 million unrecognized tax benefits were reclassified to long term income taxes payable.
     During the quarter, the Company initiated a transfer of certain intellectual properties which triggered a taxable event in the United States. The gain allows the Company to utilize certain net operating loss carry-forwards, which triggered the realization of unrecognized tax benefits of approximately $1.5 million.

     The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued $19,000 for the payment of interest and penalties relating to unrecognized tax benefits.
     The Company files U.S. federal, U.S. state, and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to fiscal 2004 for federal and state tax returns, except in certain limited circumstances. The Company has one non-U.S. income tax audit pending. While the final resolution of the audit is uncertain, in management’s opinion, the ultimate disposition of the audit will not have a material adverse impact on the Company’s consolidated financial position, liquidity or results of operations.
13. Commitments and Contingencies
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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which IXYS believes is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. In September 2006, the U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS is appealing the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable and the injunction enforceable. In September 2007, the 699 patent expires and the practical effect of the injunction ends. At June 30, 2007, IXYS’s reserve for this matter was $6.9 million. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.

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
     On July 23, 2007, the Appeals Court ruled that IXYS owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 10, 2003, which aggregates to $1.2 million at June 30, 2007. LoJack has announced that it will file to appeal the ruling of the Appeals Court to the Supreme Judicial Court, the highest court in the Commonwealth of Massachusetts. The Supreme Judicial Court may, but is not obligated to, permit the appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Payment of an award is not required prior to the conclusion of this process. IXYS released $4.9 million from litigation reserves previously accrued. The total reserves as of June 30, 2007 are $2.5 million including attorney’s fees that may be payable. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
Other Commitments and Contingencies:
     The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of June 30, 2007 and 2006.
     IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At June 30, 2007, there were approximately $1.6 million of open letters of credit to support inventory purchases. Westcode Semiconductor Limited, a subsidiary, had a Letter of Credit facility from a British bank for £383,000, or approximately $770,000, as of June 30, 2007. The bank also issued a guarantee on behalf of the subsidiary for £248,000, or approximately $497,000, in connection with a product supply contract.
14. Subsequent Event
     On July 23, 2007, the Appeals Court ruled that IXYS owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 10, 2003, which aggregates to $1.2 million at June 30, 2007. See Note 13 for further discussion of this matter.
     On July 31, 2007, the Board of Directors of the Company amended the 1999 Employee Stock Purchase Plan to add 350,000 shares on common stock to the plan. See Note 3 for further details.
     In January 2007, IXYS entered into an agreement to purchase a building in Milpitas, California, to be used as its corporate offices and facility for operations, for $7.5 million. The transaction closed on August 2, 2007. In connection with the purchase, the Company assumed a loan of $7.5 million with interest at the rate of 7.455% per annum, due and payable in February 2011. Monthly payments of principal and interest in the amounts of $56,000 are due under the loan. In addition, monthly impound payments aggregating $18,000 are to be made for items such as real property taxes, insurance and capital expenditures. At maturity, the remaining balance on the loan will be $7.1 million.

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
Overview
     We are a multi-market integrated semiconductor company. Our three principal product groups are power semiconductors; integrated circuits; and systems and RF power semiconductors.
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
     Over the past two quarters, our revenues from the sale of power semiconductors and systems and RF power semiconductors have increased while our revenues from the sale of integrated circuits have decreased slightly. The growth in power semiconductor revenues reflects increasing sales to the industrial and commercial market, the telecom market and the medical market. Sales to industrial and commercial customers have driven the growth in systems and RF power semiconductor revenues. Integrated circuit revenues decreased in light of a decline in the sale of ASICs for the consumer products market. Distribution revenues, compared to total net revenues, remained largely constant, despite the All American Semiconductor bankruptcy. Amounts spent for research and development expenses continued to be relatively flat and are expected to remain this range over the next few quarters. Selling, general and administrative expenses, exclusive of the bad debt expense for the All American Semiconductor bankruptcy, have declined, in large part due to a reduction in professional and consulting expenses.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 49% of our revenues in the first three months of fiscal 2008 and 48% of our revenues in the first three months of fiscal 2007 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $99,000 in the first three months of fiscal 2008 and $65,000 in the first three months of fiscal 2007.
     We state our revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other current liabilities. Shipping and handling costs are included in cost of sales.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first three months of fiscal 2008 and 2007 approximately $217,000 and $324,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. We establish the allowance based upon the historical experience and management’s estimation of future returns.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $3.6 million in inventory of our products on hand at June 30, 2007. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2007 (in thousands):

Balance at March 31, 2007	$237
Additions	621
Deductions	(554)

Balance at June 30, 2007	$304

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
     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. Under standard costing, abnormal expenditures are recognized as expenses in the current period versus being capitalized in inventory. The fixed production overhead is allocated to inventory based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
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
     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2007	$18,829
Sale of excess inventory	(167)
Scrap of excess inventory	(383)
Additional accrual of excess inventory	1,190

Balance at June 30, 2007	$19,469

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At June 30, 2007, our lower of cost or market reserve was $723,000.

     Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.
     Valuation of Goodwill and Intangible Assets. We value goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets.”
     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We have one reporting unit for which we have a balance in goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.
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
     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at June 30, 2007 of approximately $9.4 million, comprised of reserves for our litigation against International Rectifier Corporation of $6.9 million and against LoJack Corporation of $2.5 million.
     Income tax. We adopted FIN 48 in the quarter ended June 30, 2007. See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

     Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process as prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-examine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
     Defined benefit plans. We maintain pension plans covering certain of our employees in foreign locations. For financial reporting purposes we recognize the funded status of our defined benefit pension and post-retirement benefit plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. Funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for pension plans. These amounts are adjusted to recognize the amortized gain or losses as a part of net periodic pension cost. Net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Our assumptions are derived from actuarial projections and actual market data. These assumptions are based upon management’s judgment, considering known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.
     Share-based compensation. Total share-based compensation during the first quarter of fiscal 2008 was $434,000. Determining the appropriate fair value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.
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
     In addition, SFAS 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our selling, general and administrative expenses. The effect of forfeiture adjustments in the first quarter of fiscal 2008 was insignificant. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of fiscal 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Recent Accounting Pronouncements
     In September 2006, Financial Accounting Standards Board, of FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for our company beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 to our financial position and results of operations.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.
     SFAS 159 is effective for our company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We are currently evaluating the impact of SFAS 159 to our financial position and results of operations.
     We adopted FIN 48 as of April 1, 2007 as required. See Note 12 of Notes to Unaudited Condensed Consolidation Financial Statements for further discussion.
Results of Operations — Three Months Ended June 30, 2007 and 2006
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
		% increase from
	2007	2006 to 2007	2006
Net revenues	$75,901	12.0%	$67,741
Cost of goods sold	53,513	16.7%	45,857

Gross profit	$22,388	2.3%	$21,884

Operating expenses:
Research, development and engineering	$5,073	-0.7%	$5,108
Selling, general and administrative	10,840	-10.1%	12,056
Release of litigation provision	(4,784)	-87.0%	(36,827)

Total operating expenses	$11,129	-156.6%	$(19,663)

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2007	2006
	% of Net	% of Net
	Revenues	Revenues
Net revenues	100.0%	100.0%
Cost of goods sold	70.5%	67.7%

Gross profit	29.5%	32.3%

Operating expenses:
Research, development and engineering	6.7%	7.5%
Selling, general and administrative	14.3%	17.8%
Release of litigation provision	-6.3%	-54.4%

Total operating expenses	14.7%	-29.1%

Operating income	14.8%	61.4%

Other income (expense), net	0.8%	-1.2%

Income before income tax	15.6%	60.2%
Provision for income tax	6.4%	24.2%

Net income	9.2%	36.0%

Net Revenues
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended June 30,
		% change in
		Revenues from
	2007	2006 to 2007	2006
	(000)		(000)
Power Semiconductors	$57,194	14.1%	$50,142
Integrated Circuits	12,325	-5.8%	13,079
Systems and RF Power Semiconductors	6,382	41.2%	4,520

Total Revenues	$75,901		$67,741

The following tables set forth the units and average selling prices, or ASPs for the fiscal periods indicated:

Average Selling Prices (ASPs)

	Three Months Ended June 30,
		% change in
		ASP from 2006
	2007	to 2007	2006
Power Semiconductors	$2.14	-2.3%	$2.19
Integrated Circuits	$0.69	38.0%	$0.50
Systems and RF Power Semiconductors	$18.08	67.3%	$10.81

Units

	Three Months Ended June 30,
		% change in
		units from 2006
	2007	to 2007	2006
	(000)		(000)
Power Semiconductors	26,733	16.7%	22,917
Integrated Circuits	17,985	-31.4%	26,232
Systems and RF Power Semiconductors	353	-15.6%	418

Total Units	45,071		49,567

     The 12.0% increase in net revenues in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 reflects an increase in the sales of power semiconductors and systems and RF power semiconductors. The increase in the power semiconductor group included an increase of $3.5 million in the revenues from sales of rectifiers and thyristors and a $3.3 million increase in the revenues from sales of MOS products. The increase in systems and RF power semiconductors was principally due to an increase in revenues from sales of subassemblies. The decrease in revenues of integrated circuits was due to a decrease of $2.1 million in the sales of ASICs to consumer products market.
     The increase in the ASP of ICs was principally due to the reduction of sales of ASICs to the consumer products market. The increase in ASPs of systems and RF power semiconductors was due to an increase in the sale of subassemblies. The decrease in the ASP of power semiconductors primarily occurred as a result of changes in the mix of products sold and the erosion of prices that is common in the semiconductor industry. Comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2007, units decreased due to a decrease in the shipments of ASICs to consumer products market, partially offset by an increase in units of power semiconductors.
     For the quarter ended June 30, 2007, sales to customers in the United States represented approximately 25.4% and sales to international customers represented approximately 74.6% of our net revenues. Of our international sales, approximately 55.8% were derived from sales in Europe and the Middle East, approximately 35.5% were derived from sales in the Asia Pacific region and approximately 8.7% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2006, sales to customers in the United States represented approximately 31.6% and sales to international customers represented approximately

68.4% of our net revenues. Of our international sales, approximately 50.9% were derived from sales in Europe and the Middle East, approximately 42.7% were derived from sales in the Asia Pacific region and approximately 6.4% were derived from sales in the rest of the world. The decrease in United States revenues as a percent of total revenues was caused by a shift by our customers to contract manufacturers in the Asia Pacific region and the overall strength in Europe and the Asia Pacific region.
     In the first quarter of fiscal 2008, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin decreased to 29.5% in the three months ended June 30, 2007 from 32.3% in the three months ended June 30, 2006, because of under-utilization, resulting in under-absorption of manufacturing costs, and inefficiencies in production. The increase in gross profit expressed in dollars in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily the result of the increase of revenues by 12.0%.
     In the first quarter of fiscal 2008, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, R&D expenses were largely unchanged. Expressed as a percentage of revenues, our R&D expenses were 6.7% and 7.5% for the three months ended June 30, 2007 and 2006, respectively, and declined as a result of the revenue increase. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.
Selling, General and Administrative.
     In the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, selling, general and administrative expenses decreased by $1.2 million and from 17.8% to 14.3% of net revenues. The decrease in selling, general and administrative expenses resulted primarily from a reduction of $1.1 million in professional and consulting fees related to regulatory compliance.
Release of Litigation Provision.
     For the quarter ended June 30, 2007, we released $4.9 million on our ongoing litigation against LoJack Corporation and accrued $83,000 of interest on the International Rectifier matter. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of these litigation matters.
Other Income (Expense), Net.
     In the quarter ended June 30, 2007, other income, net, including interest income, net, and changes in foreign currency transactions, was $613,000, as compared to other expense, net of $844,000 in the quarter ended June 30, 2006. The other income in the 2007 period was primarily due to the recognition of $1.1 million received on an insurance claim, foreign currency translation losses of $921,000, and interest income, net of $271,000; whereas, for the comparable period of the prior fiscal year, other expense, net consisted principally of losses associated with changes in foreign currency rates.
     Interest income, net, was $271,000 in the three months ended June 30, 2007 as compared to $649,000 in the three months ended June 30, 2006. Interest income, net, declined because of an increase in interest expense on additional capital lease equipment and a decrease in interest income due to lower cash balances.
Provision for Income Tax.
     In the quarter ended June 30, 2007, the provision for income tax reflected an effective tax rate of 41.0%, as compared to an effective tax rate of 40.3% in the quarter ended June 30, 2006. The effective tax rate increased marginally during the June 2007 quarter from that of the June 2006 due to a one-time impact from a tax planning strategy.
     We are in the process of implementing tax planning strategies in the form of migrating intellectual property rights to lower tax jurisdictions. This may cause future effective tax rates to fluctuate from year to year.

Liquidity and Capital Resources
     At June 30, 2007, cash and cash equivalents of $55.5 million were 2.8% more than the $54.0 million at March 31, 2007.
     Net cash provided by operating activities in the three months ended June 30, 2007 was $7.6 million, as compared to net cash used in operating activities of $4.3 million in the three months ended June 30, 2006. Net accounts receivable increased by $3.6 million, or 8.5%, from March 31, 2007 to June 30, 2007, primarily due to the timing of revenues. Our net inventories at June 30, 2007 decreased $661,000, or 0.8%, from March 31, 2007 during the quarter. Our accounts payable at June 30, 2007 increased by $582,000, or 2.9%, from accounts payable at March 31, 2007, primarily because of the timing of purchases of inventories. Accrued expenses and other liabilities increased from March 31, 2007 to June 30, 2007 by $1.3 million, or 6.6%, principally because of uninvoiced purchases of raw materials.
     We used $3.5 million in net cash for investing activities during the three months ended June 30, 2007, as compared to $3.1 million during the three months ended June 30, 2006. Our uses of cash for investing activities principally reflected an increase in strategic long term investment of $2.0 million and capital expenditure of $1.5 million. During the three months ended June 30, 2006, we spent $3.0 million on capital expenditures.
     For the three months ended June 30, 2007, net cash used in financing activities was $2.9 million as compared to net cash used in financing activities of $9,000 in the three months ended June 30, 2006. During the three months ended June 30, 2007, the cash was used principally to purchase treasury stock. In the June 2006 period, the cash was used for repayment of lease and loan obligations, offset by proceeds from exercises of stock options.
     Another potential source of liquidity is available borrowings under existing lines of credit. At June 30, 2007, we had available credit aggregating $3.4 million.
     At June 30, 2007, our debt, consisting of capital lease obligations and loans payable, was $22.0 million, representing 39.6% of our cash and cash equivalents and 11.9% of our stockholders equity.
     We are obligated on a €10.0 million, or a $12.0 million, loan. The loan has a term of 15 years and bears a variable interest rate, dependent upon the current Euribor rate and the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $225,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     On August 2, 2007, IXYS completed the purchase of a building in Milpitas, California, to be used as its corporate offices and facility for operations, for $7.5 million. In connection with the purchase, the Company assumed a loan, secured by the building, of $7.5 million. The loan bears interest at rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $18,000 are to be made for items such as real property taxes, insurance and capital expenditures. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the damages of at least $6.9 million awarded to International Rectifier and the potential loss of $2.5 million in the LoJack litigation. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2007. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The information set forth in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
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
IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such a claim. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products, by implication, after September 30, 2005 and interest. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We are appealing the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the damage award and injunction. The judgment therefore became payable and the injunction enforceable. We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $6.9 million is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     In August 2006, LoJack filed a notice with the Superior Court of motion to reconsider the judgment for the purpose of reinstating the full amount of the jury’s damage award. In September 2006, the Superior Court ruled against LoJack’s motion. LoJack and we each appealed the judgment of the Superior Court. On April 13, 2007, the parties’ appeals were argued before the Appeals Court of Massachusetts.
     On July 23, 2007, the Appeals Court ruled that we owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 10, 2003, which aggregates to $1.2 million at June 30, 2007. LoJack has announced that it will file to appeal the ruling of the Appeals Court to the Supreme Judicial Court, the highest court in the Commonwealth of Massachusetts. The Supreme Judicial Court may, but is not obligated to, take the appeal. The enforcement of the judgment will be stayed pending appeal without the necessity of filing any bond. Payment of an award, is not required prior to at the conclusion of this process. The total reserves as of June 30, 2007 are $2.5 million.

     We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $2.5 million is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     During fiscal 2007, our product sales by region were approximately 27.5% in the United States, approximately 37.8% in Europe and the Middle East, approximately 30.0% in Asia Pacific and approximately 4.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. IXYS maintains significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of July 27, 2007, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	—	(1)	—	1,936,376 (2)
May 1, 2007 – May 31, 2007	59,200	9.31	59,200	1,877,176
June 1, 2007 – June 30, 2007	180,000	9.53	180,000	1,697,176
Total	239,200	9.48	239,200

(1)	Not applicable

(2)	The current stock purchase program was approved on February 27, 2007 and will expire on June 15, 2008. The purchase of up to 2,000,000 shares of common stock was approved.
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

IXYS CORPORATION

By: /s/ Uzi Sasson Uzi Sasson, Chief Operating Officer, Vice President of Finance, Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2007

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