Form 10-K/A
period 2007-03-31
IXYS CORP /DE/
filed 2007-08-16
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

This amendment on Form 10-K/A amends the Annual Report of IXYS Corporation on Form 10-K previously filed for the fiscal year ended March 31, 2007, as amended by Form 10-K/A filed on July 30, 2007 (collectively, the “Prior Report”). The sole purposes of the amendment are to correct errors in the amount of the All Other Compensation of Peter H. Ingram set forth in the table entitled “Summary Compensation Table For Fiscal 2007” and in the Total column of the table entitled “Director Compensation For Fiscal 2007.” No other changes are made to Item 11. Except as specifically indicated herein, no other information included in the Prior Report on Form 10-K is amended by this Form 10-K/A.

Item 11 is hereby amended in its entirety to read as shown below:

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

Summary Compensation Table for Fiscal 2007

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
						Incentive	Compen-
				Stock	Option	Plan	sation
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	Compensation ($)		Total ($)

Nathan Zommer	2007	510,000	400,000	107,257	216,160	—	—	52,461	(2)	1,285,878
Chairman of the Board, President and Chief Executive Officer
Peter H. Ingram(3)	2007	232,616	15,081	—	66,828	—	9,527	6,955	(4)	331,007
General Manager of IXYS Semiconductor
Uzi Sasson	2007	300,000	—	91,197	196,920	—	—	19,389	(5)	607,506
Chief Operating Officer, Vice President and Chief Financial Officer

(1)	No executive officer forfeited any rights during fiscal 2007. Note 3 of the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended March 31, 2007 discloses the assumptions made in valuing the rights.

(2)	Includes estate planning expense of $24,684, car expense of $17,749, $7,406 in contributions by IXYS matching certain of Dr. Zommer’s 401(k) plan contributions, telephone service, janitorial service, and bill paying and bookkeeping services. The payment of estate planning expense is a benefit accorded directors. Bill paying and bookkeeping services were valued based on an estimate of the hours involved and the hourly rate of the person providing the services.

(3)	Mr. Ingram is paid in euros. His compensation was converted into dollars at the rate of 1.29 euros per dollar, the conversion rate used in our consolidated statement of operations for fiscal 2007.

(4)	Car expense.

(5)	Includes car expense of $12,483 and $6,906 in contributions by IXYS matching certain of Mr. Sasson’s 401(k) plan contributions.

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

Director Compensation

The following table shows for the fiscal year ended March 31, 2007 certain information with respect to the compensation of all of our non-employee directors:

Director Compensation for Fiscal 2007

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)(2)(3)	($) (2)(3)(4)	($)	Earnings	($)	($)

Donald Feucht	54,600	49,939	39,689	—	—	2,052	146,280
Samuel Kory	42,000	49,939	39,689	—	—	750	132,378
S. Joon Lee	32,000	49,939	39,689	—	—	1,805	123,433
David L. Millstein	56,300	26,601	39,750	—	—	—	122,651
Kenneth Wong(5)	43,200	45,688	61,616	—	—	—	150,504
Timothy Richardson	—	—	—	—	—	—	—
James Thorburn	—	—	—	—	—	—	—

(1)	The following table contains additional information regarding stock awards granted during fiscal 2007:

		Number of
		Shares	Grant Date
		Underlying	Fair Value of
Name	Grant Date	Stock Awards	Stock Awards ($)

Donald Feucht	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Samuel Kory	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Sang Joon Lee	8/25/2006	5,000	43,136
	8/25/2006	1,250	11,175
	5/12/2006	1,250	12,163
David Millstein	8/25/2006	5,000	43,136
Kenneth Wong	8/25/2006	5,000	43,136
	5/12/2006	1,250	12,163
	8/25/2006	1,250	11,175
Timothy Richardson	—	—	—
James Thorburn	—	—	—

(2)	The following table sets forth the number of outstanding option awards or stock awards at March 31, 2007.

	Number of
	Shares
	Underlying	Number of Shares
	Unexercised	Underlying Stock
Name	Options	Awards

Donald Feucht	126,250	5,000
Samuel Kory	115,000	5,000
Sang Joon Lee	141,250	5,000
David Millstein	30,000	5,000
Kenneth Wong	42,000	2,500
Timothy Richardson	—	—
James Thorburn	—	—

(3)	Note 3 of the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10- K for the year ended March 31, 2007 discloses the assumptions made in valuing the rights.

(4)	The expense related to option awards granted prior to fiscal 2007.

(5)	During fiscal 2007, Mr. Wong resigned and forfeited 2,500 unvested shares pursuant to the terms of a stock award and the right to acquire 14,250 unvested shares pursuant to the terms of an option award.

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

Compensation Committee Report2

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

Donald L. Feucht
Samuel Kory
Timothy A. Richardson

2 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 15,	“Exhibits and Financial Statement Schedules,” is hereby amended to add to the content thereof the following two exhibits:

Exhibit	Title

31.5	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.6	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Nathan Zommer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 15, 2007

/s/ Uzi Sasson Uzi Sasson	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 15, 2007

* Donald L. Feucht	Director	August 15, 2007

* Samuel Kory	Director	August 15, 2007

* S. Joon Lee	Director	August 15, 2007

* Timothy A. Richardson	Director	August 15, 2007

* James M. Thornburn	Director	August 15, 2007

* /s/ Uzi Sasson Uzi Sasson Attorney in fact

EXHIBIT INDEX

Exhibit	Title

31.5	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.6	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.