Form 10-Q
period 2007-09-30
IXYS CORP /DE/
filed 2007-11-07
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Yes ☐           No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 1, 2007 was 32,199,755.

IXYS CORPORATION
FORM 10-Q
September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,009	$54,027
Restricted cash	691	169
Accounts receivable, net of allowances of $2,422 at September 30, 2007 and $2,847 at March 31, 2007	46,622	42,519
Inventories	85,672	85,965
Prepaid expenses and other current assets	3,012	3,268
Deferred income taxes, net	11,943	14,345

Total current assets	203,949	200,293
Property, plant and equipment, net	55,778	48,741
Other assets	7,422	5,319
Deferred income taxes, net	11,220	12,827
Goodwill	6,461	6,461

Total assets	$284,830	$273,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,163	$3,686
Current portion of loans payable	1,168	1,012
Accounts payable	19,577	19,926
Accrued expenses and other current liabilities	16,355	19,081
Litigation reserve	6,978	14,180

Total current liabilities	48,241	57,885
Long term income tax payable	4,050	—
Capitalized lease obligations, net of current portion	6,580	6,660
Long term loans payable, net of current portion	18,615	11,112
Pension liabilities	17,233	16,875

Total liabilities	94,719	92,532

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,233,163 issued and 32,196,755 outstanding at September 30, 2007 and 35,031,947 issued and 32,512,039 outstanding at March 31, 2007	352	350
Additional paid-in capital	167,927	165,889
Less cost of treasury stock: 3,036,408 shares at September 30, 2007 and 2,519,908 shares at March 31, 2007	(27,879)	(22,851)
Retained earnings	38,158	29,605
Accumulated other comprehensive income	11,553	8,116

Total stockholders’ equity	190,111	181,109

Total liabilities and stockholders’ equity	$284,830	$273,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net revenues	$76,165	$71,875	$152,066	$139,616
Cost of goods sold	56,160	49,755	109,673	95,612

Gross profit	20,005	22,120	42,393	44,004

Operating expenses:
Research, development and engineering	5,131	4,921	10,204	10,029
Selling, general and administrative	9,897	10,828	20,737	22,884
Litigation (release) provision	(1,195)	183	(5,979)	(36,644)

Total operating expenses	13,833	15,932	24,962	(3,731)

Operating income	6,172	6,188	17,431	47,735
Other income (expense):
Interest income	595	734	1,174	1,508
Interest expense	(559)	(346)	(867)	(471)
Other income (expense), net	(1,253)	(188)	(911)	(1,681)

Income before income tax	4,955	6,388	16,827	47,091
Provision for income tax	(1,006)	(2,600)	(5,874)	(19,007)

Net income	$3,949	$3,788	$10,953	$28,084

Net income per share—basic	$0.12	$0.11	$0.34	$0.82

Weighted average shares used in per share calculation — basic	32,280	33,929	32,385	34,051

Net income per share—diluted	$0.12	$0.11	$0.33	$0.79

Weighted average shares used in per share calculation — diluted	33,603	35,124	33,696	35,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net income	$3,949	$3,788	$10,953	$28,084
Other comprehensive income:
Unrealized gain (loss) on available for sale investment securities, net of taxes of ($393) and ($220) for the three and six months ended September 30, 2007 and net of taxes of $69 and $261 for the three and six months ended September 30, 2006	(544)	52	(257)	81
Foreign currency translation adjustments	2,956	807	3,694	2,707

Comprehensive income	$6,361	$4,647	$14,390	$30,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$10,953	$28,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,147	5,080
Provision for receivables allowances	1,419	4,881
Net change in inventory reserves	2,734	1,757
Change in litigation reserve	(5,979)	(36,644)
Foreign currency adjustments on intercompany amounts	179	139
Deferred income taxes	4,437	15,482
Stock based compensation	944	1,092
Gain on investments	(306)	(282)
Changes in operating assets and liabilities:
Accounts receivable	(4,264)	(6,709)
Inventories	(81)	(16,324)
Prepaid expenses and other current assets	368	(430)
Other assets	114	106
Accounts payable	(1,040)	3,576
Accrued expenses and other liabilities	(2,853)	905
Pension liabilities	(588)	(137)

Net cash provided by operating activities	12,184	576

Cash flows from investing activities:
Change in restricted cash	(522)	31
Purchase of investments	(2,408)	(100)
Proceeds from sale of investments	366	328
Purchase of plant and equipment	(2,855)	(6,619)

Net cash used in investing activities	(5,419)	(6,360)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,977)	(1,810)
Repayments of loans and notes payable	(536)	(426)
Purchases of treasury stock	(5,028)	(5,676)
Proceeds from employee equity plans	1,096	433
Proceeds from collection of notes from stockholders	—	59

Net cash used in financing activities	(6,445)	(7,420)

Effect of exchange rate fluctuations on cash and cash equivalents	1,662	1,667

Net increase (decrease) in cash and cash equivalents	1,982	(11,537)
Cash and cash equivalents at beginning of period	54,027	78,192

Cash and cash equivalents at end of period	$56,009	$66,655

Supplemental disclosure of noncash investing and financing activities
Note payable assumed in connection with building acquisition	7,474	—
Fixed assets acquired under capital lease	1,676	2,099
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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS 157 to the Company’s financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS 159 to its financial position and results of operations.
     The Company adopted FIN 48 as of April 1, 2007 as required. See Note 14 for further discussion.
3. Employee Equity Incentive Plans
Stock Option, Restricted Stock Units and Stock Bonuses:
     Stock options, restricted stock units (“RSUs”) and stock bonuses may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”). Stock options are granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants net exercise options. These options generally vest over a period of four years. In a net exercise option, the number of shares issued upon exercising the stock option is net of the number of shares subject to the option cancelled to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the three and six months ended September 30, 2007.
     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the three and six months ended September 30, 2007.

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
Employee Stock Purchase Plan
     In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all U.S. employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors of the Company amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. No shares were purchased during the quarter ended September 30, 2007. During the six months ended September 30, 2007, there were approximately 44,000 shares purchased under the Purchase Plan, leaving about 378,000 shares available for purchase under the plan in the future.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):
     Income Statement Classifications

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Selling, general and administrative expenses	$510	$555	$944	$1,092

Share-based compensation effect in income before taxes	510	555	944	1,092
Provision for income taxes [1]	199	217	368	426

Net share-based compensation effects in net income	$311	$338	$576	$666

1.	Estimated at a statutory income tax rate of 39%.
     During the three and six months ended September 30, 2007, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2007, approximately $4.1 million in stock based compensation is to be recognized for unvested stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three and six months ended September 30, 2007 and 2006, were based on estimates at the grant date as follows:

	Stock Options				Purchase Plan[1]
	Three months ended September 30,		Six months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006	2007	2006
Weighted average estimated per share fair value of grant	$4.54	$3.92	$4.29	$4.21	$2.65	$2.40
Risk-free interest rate	4.0%	4.8%	4.5%	4.9%	4.9%	4.2%
Expected term (in years)	4.3	3.7	4.3	3.7	0.5	0.5
Volatility	48.0%	52.0%	49.0%	54.0%	44.0%	56.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

1.	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

     Information with respect to outstanding stock options as of September 30, 2007 was as follows:

	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price Per Share	Value[1]
			(000)
Balances, March 31, 2007	4,456,025	$8.27
Options granted	720,200	$9.52
Options exercised	(116,630)	$6.38	$422
Options cancelled and expired	(58,248)	$14.60

Balances, September 30, 2007	5,001,347	$8.42

Exercisable, September 30, 2007	4,090,072	$8.18
Exercisable, March 31, 2007	4,071,650	$8.20

1.	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     RSUs award activity under the Company’s equity incentive plans for the quarter ended September 30, 2007 is summarized below:

	Number of	Weighted Average	Intrinsic
	Shares	Grant-Date Fair Value	Value[1]
			(000)
Balances, March 31, 2007	139,352	$9.54
RSUs vested	(40,268)	$9.46	$401
RSUs forfeited	(1,734)	$9.35

Balances, September 30, 2007	97,350	$9.58

1.	Represents the value of IXYS stock on the vesting date.
4. Computation of Net Income per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Basic:
Weighted average shares outstanding for the period	32,280	33,929	32,385	34,051

Net income available for common stockholders	$3,949	$3,788	$10,953	$28,084

Net income per share available for common stockholders	$0.12	$0.11	$0.34	$0.82

Diluted:
Weighted average shares outstanding for the period	32,280	33,929	32,385	34,051
Net effective dilutive stock options and RSUs based on treasury stock method using average market price	1,323	1,195	1,311	1,275

Shares used in computing per share amounts	33,603	35,124	33,696	35,326

Net income available for common stockholders	$3,949	$3,788	$10,953	$28,084

Net income per share available for common stockholders	$0.12	$0.11	$0.33	$0.79

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	1,995	1,621	1,995	1,407

     Basic income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. If the exercise price of an outstanding stock option was equal to or greater than the average market value of the shares of common stock, it was excluded from the computation. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options.
5. Common Stock Repurchase Program
     During the three and six months ended September 30, 2007, the Company repurchased 277,000 shares of common stock at a cost of $2.7 million and 517,000 shares of common stock at a cost of $5.0 million, respectively. During the three and six months ended September 30, 2006, the Company purchased 645,000 shares of common stock at a cost of $5.7 million. As of September 30, 2007, 1.4 million shares remained available for repurchase under the existing repurchase authorization.
6. Property, Plant and Equipment
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, acquired for $7.5 million a property in Milpitas, California to be used as the Company’s corporate offices and a facility for operations. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million. For further details regarding the loan, see Note 9.
7. Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2007	2007
	(unaudited)
Raw materials	$23,743	$23,144
Work in process	41,055	43,477
Finished goods	20,874	19,344

Total	$85,672	$85,965

8. Other Assets
     At September 30, 2007, other long term assets include equity securities held as available for sale of $2.5 million, long term equity investments of $4.0 million and intangible assets of $606,000. Available for sale investment securities have been stated at their fair value as at September 30, 2007. Long term equity investments are accounted for under the equity method of accounting. In respect of these long term equity investments, the Company recognized income under the equity method of accounting of $108,000 and $239,000 during the three and six month period ended September 30, 2007, respectively ($198,000 for the three and six months ended September 30, 2006). At March 31, 2007, other assets included $2.9 million of investments available for sale, $1.7 million of long term equity investments and intangible assets of $390,000.
9. Borrowing Arrangements
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12 million, from IKB Deutsche Industriebank for a term of 15 years.
     The interest rate on the loan is determined by adding the then effective three-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at September 30, 2007 was 4.8%.

     Each fiscal quarter beginning September 2005, during the first five years of the loan, a principal payment of €167,000, or about $238,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. For further details regarding the acquisition of property, see Note 6. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from IXYS and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is shown net of the loan liability.
10. Accrued Expenses and Other Current Liabilities
     At September 30, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $4.9 million, income taxes payable of $689,000, accrued compensation of $4.1 million and other liabilities of $6.6 million. At March 31, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $7.0 million, income taxes payable of $3.9 million and other liabilities of $8.2 million.
11. Pension Plans
     IXYS maintains two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrues for the unfunded portion of the obligations. These plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Service cost	$3	$225	$5	$424
Interest cost on projected benefit obligation	118	469	233	927
Expected return on plan assets	(5)	(397)	(9)	(785)
Recognized actuarial loss	8	7	16	16

Net periodic pension expense	$124	$304	$245	$582

     IXYS expects to contribute approximately $801,000 to the plans in the fiscal year ending March 31, 2008. This contribution is primarily contractual.

12. Accumulated Other Comprehensive Income:
     The components of accumulated other comprehensive income, net of tax (in thousands):

	September 30,	March 31,
	2007	2007
	(unaudited)
Accumulated net unrealized gain on available for sale investments securities, net of tax $227 as on September 30, 2007 and $447 as on March 31, 2007	$386	$644
Accumulated minimum pension liability, net of tax of $1,521	(2,747)	(2,747)
Accumulated foreign currency translation adjustments	13,914	10,219

Total accumulated other comprehensive income	$11,553	$8,116

13. Segment Information
     IXYS has a single operating segment. This operating segment is comprised of semiconductor products used primarily in power related applications. While the Company has separate businesses with discrete financial information, the Company has one chief operating decision maker and the businesses are highly integrated and have similar economic characteristics. IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$21,142	$19,867	$40,450	$41,285
Europe and the Middle East
Germany	10,768	9,016	21,672	17,628
Italy	1,939	1,262	3,780	2,978
United Kingdom	5,011	6,345	12,002	11,242
Other	11,389	9,530	23,210	17,863
Asia Pacific
Korea	4,916	6,622	8,496	10,971
China	10,454	7,752	20,503	16,301
Japan	2,389	2,529	4,610	4,580
Other	3,506	5,911	7,748	10,714
Rest of the World
India	2,742	1,741	5,415	3,712
Other	1,909	1,300	4,180	2,342

Total	$76,165	$71,875	$152,066	$139,616

     The following table sets forth net revenues for each of IXYS’s product groups for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Power Semiconductors	$58,451	$50,349	$115,645	$100,490
Integrated Circuits	11,200	15,678	23,525	28,757
Systems and RF Power Semiconductors	6,514	5,848	12,896	10,369

Total	$76,165	$71,875	$152,066	$139,616

     For the quarter ended September 30, 2007, one customer accounted for 10.8% of our net revenues. For the six months ended September 30, 2007 and for the three and six months ended September 30, 2006, no customer accounted for more than 10% of our net revenues.
14. Taxes
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
     During the quarter ended September 30, 2007, tax authorities in foreign tax jurisdictions completed their audit relating to the 2001 to 2003 tax years. As a result, the Company reversed a portion of current tax payable, which resulted in recording a $350,000 tax benefit.
     During the six months ended September 30, 2007, the Company initiated a transfer of certain intellectual properties that triggered a taxable event in the United States. The gain allows the Company to utilize certain net operating loss carryforwards, which triggered the realization of unrecognized tax benefits of approximately $1.5 million. The total amount of gross unrecognized tax benefit was $4.1 million as of September 30, 2007.
     The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued $19,000 for the payment of interest and penalties relating to unrecognized tax benefits.
     The Company files U.S. federal, U.S. state, and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to fiscal 2004 for federal and state tax returns, except in certain limited circumstances. The Company has no non-U.S. income tax audit pending.
15. Commitments and Contingencies
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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which IXYS believes is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement plus 6.5% of revenues from infringing products, by implication, after September 30, 2005. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Without addressing the substance of IXYS’s appeal, on July 14, 2006, the Federal Circuit Court vacated the judgment and the injunction and remanded the matter to U.S. District Court for “further proceedings as appropriate” in view of the United States Supreme Court’s recent decision in eBay, Inc v. MercExchange, LLC. In September 2006, the U.S. District Court again entered another judgment reflecting the jury’s determination of damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. IXYS is appealing the judgment against it and the injunction barring IXYS from selling or distributing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable and the injunction enforceable. In September 2007, the 699 patent expired and the practical effect of the injunction ended. At September 30, 2007, IXYS’s reserve for this matter was $7.0 million. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     On July 23, 2007, the Appeals Court ruled that IXYS owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 10, 2003, which aggregated to $1.2 million at September 30, 2007. On September 26, 2007, the Supreme Judicial Court of Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between IXYS and LoJack. IXYS paid LoJack $1.2 million in accordance with the opinion of the Appeals Court. In light of the outcome of the LoJack litigation, IXYS released $1.3 million and $6.2 million in reserves in the three and six month periods ended September 30, 2007, respectively.

Other Commitments and Contingencies:
     The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of September 30, 2007 and 2006.
     IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At September 30, 2007, there were approximately $2.0 million of open letters of credit to support inventory purchases. Westcode Semiconductor Limited, a subsidiary, had a Letter of Credit facility from a British bank for £383,000, or approximately $784,000, as of September 30, 2007. The bank also issued a guarantee on behalf of the subsidiary for £248,000, or approximately $508,000, in connection with a product supply contract. As of September 30, 2007, the remaining balance of the guarantee is £146,000, or approximately $299,000.

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
     Over the past four quarters, our revenues from the sale of power semiconductors and systems and RF power semiconductors have increased while our revenues from the sale of ICs have decreased. The growth in power semiconductor revenues primarily reflects increasing sales to the industrial and commercial market. Currently, our sales of bipolar power semiconductors are constrained by capacity limits in one of our wafer fabrication facilities. We are working to expand our capacity. Sales of subassemblies to industrial and commercial customers have driven the growth in systems and RF power semiconductor revenues. IC revenues decreased in light of a decline in the sale of ASICs for the consumer products market and lower demand in the telecom market. Distribution revenues, compared to total net revenues, increased in part because of the growth of sales to the industrial and commercial market. Amounts spent for research, development and engineering expenses continued to be relatively flat and are expected to remain in this range over the next few quarters. Selling, general and administrative expenses, exclusive of the bad debt expense for the All American Semiconductor bankruptcy and the expenses of the canceled convertible debt financing, have been relatively flat over the past four quarters as well.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 50% of our revenues in the first six months of fiscal 2008 and 45% of our revenues in the first six months of fiscal 2007 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $190,000 in the first six months of fiscal 2008 and $235,500 in the first six months of fiscal 2007.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first six months of fiscal 2008 and 2007 approximately $282,000 and $741,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. We establish the allowance based upon the historical experience and management’s estimation of future returns.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $4.4 million in inventory of our products on hand at September 30, 2007. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2007 (in thousands):

Balance at March 31, 2007	$237
Additions	621
Deductions	(554)

Balance at June 30, 2007	$304
Additions	689
Deductions	(619)

Balance at September 30, 2007	$374

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

     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2007	$18,829
Sale of excess inventory	(167)
Scrap of excess inventory	(383)
Additional accrual of excess inventory	1,190

Balance at June 30, 2007	$19,469
Sale of excess inventory	(163)
Scrap of excess inventory	(660)
Additional accrual of excess inventory	1,570

Balance at September 30, 2007	$20,216

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At September 30, 2007, our lower of cost or market reserve was $811,000.
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

     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at September 30, 2007 of approximately $7.0 million towards our litigation against International Rectifier Corporation.
     Income tax. We adopted FIN 48 in the quarter ended June 30, 2007. See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
     Share-based compensation. Total share-based compensation during the first six months of fiscal 2008 was $944,000. Determining the appropriate fair value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

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
     In addition, SFAS 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our selling, general and administrative expenses. The effect of forfeiture adjustments in the first six months of fiscal 2008 was insignificant. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of fiscal 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for our company beginning in the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for our company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. We are currently evaluating the impact of SFAS 159 to our financial position and results of operations.
     We adopted FIN 48 as of April 1, 2007 as required. See Note 14 of Notes to Unaudited Condensed Consolidation Financial Statements for further discussion.

Results of Operations — Three and Six Months Ended September 30, 2007 and 2006
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	% change	2006	2007	% change	2006
	(000)		(000)	(000)		(000)
Net revenues	$76,165	6.0%	$71,875	$152,066	8.9%	$139,616
Cost of goods sold	56,160	12.9%	49,755	109,673	14.7%	95,612

Gross profit	$20,005	-9.6%	$22,120	$42,393	-3.7%	$44,004

Operating expenses:
Research, development and engineering	$5,131	4.3%	$4,921	$10,204	1.7%	$10,029
Selling, general and administrative	9,897	-8.6%	10,828	20,737	-9.4%	22,884
Litigation provision (release)	(1,195)	nm	183	(5,979)	-83.7%	(36,644)

Total operating expenses	$13,833	-13.2%	$15,932	$24,962	nm	$(3,731)

nm	— not meaningful
     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.7%	69.2%	72.1%	68.5%

Gross profit	26.3%	30.8%	27.9%	31.5%

Operating expenses:
Research, development and engineering	6.7%	6.8%	6.7%	7.2%
Selling, general and administrative	13.0%	15.1%	13.6%	16.4%
Litigation provision (release)	-1.6%	0.3%	-3.9%	-26.2%

Total operating expenses	18.1%	22.2%	16.4%	-2.6%

Operating income	8.2%	8.6%	11.5%	34.1%

Other income (expense), net	-1.6%	0.3%	-0.4%	-0.4%

Income before income tax	6.6%	8.9%	11.1%	33.7%
Provision for income tax	1.3%	3.6%	3.9%	13.6%

Net income	5.3%	5.3%	7.2%	20.1%

Net Revenues
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	% change	2006	2007	% change	2006
	(000)		(000)	(000)		(000)
Power Semiconductors	$58,451	16.1%	$50,349	$115,645	15.1%	$100,490
Integrated Circuits	11,200	-28.6%	15,678	23,525	-18.2%	28,757
Systems and RF Power Semiconductors	6,514	11.4%	5,848	12,896	24.4%	10,369

Total	$76,165	6.0%	$71,875	$152,066	8.9%	$139,616

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

ASPs

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	% change	2006	2007	% change	2006
Power Semiconductors	$1.80	-3.7%	$1.87	$1.95	-3.5%	$2.02
Integrated Circuits	$0.89	78.0%	$0.50	$0.77	54.0%	$0.50
Systems and RF Power Semiconductors	$17.01	25.1%	$13.60	$17.52	43.3%	$12.23

Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	% change	2006	2007	% change	2006
	(000)		(000)	(000)		(000)
Power Semiconductors	32,555	21.0%	26,907	59,288	19.0%	49,823
Integrated Circuits	12,569	-59.9%	31,361	30,554	-46.9%	57,593
Systems and RF Power Semiconductors	383	-11.0%	430	736	-13.2%	848

Total Units	45,507		58,698	90,578		108,264

     The 6.0% increase in net revenues in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 reflects an increase of $8.1 million, or 16.1%, in the sale of power semiconductors, offset by a $4.5 million, or 28.6%, decrease in the sale of ICs. The increase in revenues in the power semiconductor group included a $4.6 million increase from the sale of bipolar products and a $3.5 million increase from the sale of MOS products. The increase in revenues from the sale of bipolar products was primarily in Europe and to the industrial and commercial markets. The increase in the revenues from the sale of MOS products was primarily in the Europe and Asia Pacific regions and to the industrial and commercial markets. The decrease in IC revenues was principally due to a $2.4 million decrease in revenues from the sale of ASICs to the consumer products market and a $1.6 million decrease in the sale of ICs to the telecom market.
     The 8.9% increase in the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 reflects a $15.2 million, or 15.1%, increase from the sale of power semiconductors and a $2.5 million, or 24.4%, increase from the sale of subassemblies, offset by a $5.2 million, or 18.2%, decrease in the sale of ICs. The increase in power semiconductors was primarily due to an increase of $8.2 million in the sale of bipolar products and an increase of $6.7 million in the sale of MOS products. The increase in revenues from the sale of bipolar products was primarily in Europe and to the industrial and commercial markets. The increase in the revenues from the sale of MOS products was primarily in the Europe and Asia Pacific regions and to industrial and commercial markets. The decrease in ICs was principally due to a $4.5 million decrease from the sale of ASICs to the consumer products market and a $2.1 million decrease in the sale of ICs to the telecom market.
     The decrease in the ASP of power semiconductors during the three and six month periods was due to a change in the product mix rather than a reduction in unit prices. The increase in the ASP of ICs in the three and six month periods was principally due to the reduction of sales of ASICs to the consumer products market. The increase in ASPs of systems and RF power semiconductors was due to an increase in the sale of systems, which typically have higher ASPs.

     In the three and six month periods, power semiconductor unit growth was primarily from increases in MOS products sales. IC units declined with the reduction in the sale of ICs to the consumer products market.
     For the quarter ended September 30, 2007, sales to customers in the United States represented approximately 27.8% and sales to international customers represented approximately 72.2% of our net revenues. Of our international sales, approximately 52.9% were derived from sales in Europe and the Middle East, approximately 38.6% were derived from sales in the Asia Pacific region and approximately 8.5% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2006, sales to customers in the United States represented approximately 27.6% and sales to international customers represented approximately 72.4% of our net revenues. Of our international sales, approximately 50.3% were derived from sales in Europe and the Middle East, approximately 43.9% were derived from sales in the Asia Pacific region and approximately 5.8% were derived from sales in the rest of the world.
     For the six months period ended September 30, 2007, sales to customers in the United States represented approximately 26.6%, and sales to international customers represented approximately 73.4%, of our net revenues. Of our international sales, approximately 54.4% were derived from sales in Europe and the Middle East, approximately 37.0% were derived from sales in Asia and approximately 8.6% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2006, sales to customers in the United States represented approximately 29.6%, and sales to international customers represented approximately 70.4%, of our net revenues. Of our international sales, approximately 50.5% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in Asia and approximately 6.2% were derived from sales in the rest of the world.
     For the three and six month periods ended September 30, 2007, growth was substantial in China and Germany, while notable declines were experienced in Singapore and Korea.
     For the quarter ended September 30, 2007, one customer, accounted for 10.8% of our net revenues. For the six months ended September 30, 2007 and the three and six months ended September 30, 2006, no one customer accounted for more than 10% of net revenues.
     For the three and six months ended September 30, 2007, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin decreased to 26.3% in the three months ended September 30, 2007 from 30.8% in the three months ended September 30, 2006. Gross profit margin decreased to 27.9% in the six months ended September 30, 2007 from 31.5% in the six months ended September 30, 2006. The decrease in gross profit margin and gross profits expressed in dollars in the three and six months ended September 30, 2007, as compared to the same periods of the prior year, was primarily the result of changes in product mix. During the current fiscal year, our product mix shifted to lower margin power semiconductors and away from higher margin ICs. This resulted in substantially lower IC units sold, causing underutilized capacity and production inefficiencies. The shift in the product mix and the resulting underutilized capacity and production inefficiencies caused a decline of approximately 4.2% and 3.4% in the gross profit margin in the three and six month periods ending September 30, 2007, respectively.
     In the three and six months ended September 30, 2007, our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three and six months ended September 30, 2007 as compared to the three and six months ended September 30, 2006, research, development and engineering expenses was largely unchanged. Expressed as a percentage of revenues, our R&D expenses were 6.7% for the three and six months ended September 30, 2007 and 6.8% and 7.2% for the three and six months ended September 30, 2006, respectively. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Selling, General and Administrative.
     For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, selling, general and administrative expenses decreased by $931,000, and from 15.1% to 13.0% of net revenues, primarily due to a reduction of consulting fees related to regulatory compliance.
     For the six months ended September 30, 2007 as compared to six months ended September 30, 2006, selling, general and administrative expenses decreased by $2.1 million, and from 16.4% to 13.6% of net revenues. The reduction was primarily due to a reduction of consulting fees related to regulatory compliance of $2.0 million and a decrease of $736,000 in litigation related expenses, offset by an increase of $974,000 in selling expenses.
Release of Litigation Provision.
     For the quarter ended September 30, 2007, we released $1.3 million, net of interest accruals, including our remaining provision for our litigation against LoJack Corporation. For the six months ended September 30, 2007, we released $6.0 million, net of interest accruals, from our litigation provision. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of these litigation matters.
Other Income (Expense).
     In the quarter ended September 30, 2007, other expense, net was $1.2 million as compared to other income, net of $200,000 in the quarter ended September 30, 2006. In the three months ended September 30, 2007, other expense, net consisted principally of losses associated with changes in foreign currency rates of $1.3 million. Other expense, net in the six months ended September 30, 2007 was $604,000, as compared to other expense, net of $644,000 in the six months ended September 30, 2006. In the six months ended September 30, 2007, other expense, net primarily consisted of losses associated with changes in foreign currency of $2.2 million, offset by the recognition of $1.1 million received on an insurance claim.
     For the three months ended September 30, 2006, other income, net consisted principally of interest income. For six months ended September 30, 2006, other expense, net consisted principally of losses associated with changes in foreign currency rates partially offset by interest income.
Provision for Income Tax.
     In the quarter ended September 30, 2007, the provision for income tax reflected an effective tax rate of 20.3% as compared to an effective tax rate of 40.7% in the quarter ended September 30, 2006. For the six months ended September 30, 2007, the provision for income tax reflected an effective tax rate of 34.9%, as compared to an effective rate of 40.4% for the six months ended September 30, 2006. In both the three and six month periods of the current fiscal year, the effective tax rate decreased because of an adjustment due to the settlement of a tax audit in a foreign tax jurisdiction, as well as a change in expectations for the current year’s income.
Liquidity and Capital Resources
     At September 30, 2007, cash and cash equivalents of $56.0 million increased by 3.7% from the $54.0 million at March 31, 2007.
     Net cash provided by operating activities in the six months ended September 30, 2007 was $12.2 million, as compared to net cash provided by operating activities of $576,000 in the six months ended September 30, 2006. Net accounts receivable increased by $4.1 million, or 9.6%, from March 31, 2007 to September 30, 2007, primarily due to the timing of revenues. At September 30, 2007, one customer accounted for 16.8% of our net account receivables. Our net inventories at September 30, 2007 decreased slightly by $293,000, or 0.3%, from March 31, 2007 as a result of higher revenues. Our accounts payable at September 30, 2007 decreased by $349,000, or 1.8%, from accounts payable at March 31, 2007, primarily because of a reduction in the purchase of inventories.
     We used $5.4 million in net cash for investing activities during the six months ended September 30, 2007, as compared to $6.4 million during the six months ended September 30, 2006. During the six months ended September 30, 2007, our uses of cash for investing activities principally reflected an increase in investments of $2.4 million and purchase of plant and equipment of $2.9 million. During the six months ended September 30, 2006, we spent $6.6 million on capital expenditures, to increase our capacity and replace older equipment.
     For the six months ended September 30, 2007, net cash used in financing activities was $6.4 million as compared to net cash used in financing activities of $7.4 million in the six months ended September 30, 2006. During the six months ended September 30, 2007 and 2006, the cash was used principally to purchase treasury stock and for principal repayments on capital lease obligations.

     Another potential source of liquidity is available borrowings under existing lines of credit. At September 30, 2007, we had credit aggregating $3.1 million available.
     At September 30, 2007, our debt, consisting of capital lease obligations and loans payable, was $31.0 million, representing 54.5% of our cash and cash equivalents and 16.1% of our stockholders equity.
     We are obligated on a €8.5 million, or a $12.1 million, loan. The loan has a term of 15 years and bears a variable interest rate, dependent upon the current Euribor rate and the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $238,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     On August 2, 2007, IXYS completed the purchase of a building in Milpitas, California, to be used as its corporate offices and facility for operations, for $7.5 million. In connection with the purchase, the Company assumed a loan, secured by the building, of $7.5 million. The loan bears interest at rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the damages of at least $7.0 million awarded to International Rectifier. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2007. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The information set forth in Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
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
IXYS could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such claims. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million plus 6.5% of revenues from infringing products, by implication, after September 30, 2005 and interest. In addition, a permanent injunction against IXYS, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We are appealing the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the damage award. The judgment therefore became payable. We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $7.0 million is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of November 1, 2007, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
July 1, 2007 — July 31, 2007	—	(1)	—	1,697,176 (2)
August 1, 2007 — August 31, 2007	277,300	9.86	277,300	1,419,876
September 1, 2007 — September 30, 2007	—	(1)	—	1,419,876
Total	277,300	9.86	277,300

(1)	Not applicable

(2)	The current stock purchase program was approved on February 27, 2007 and will expire on June 15, 2008. The purchase of up to 2,000,000 shares of common stock was approved.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2007 Annual Meeting of the Stockholders of the Company was held on September 7, 2007.
     At the Annual Meeting, the stockholders elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”), approved an increase of 350,000 shares of Common Stock under the 1999 Employee Stock Purchase Plan (the “Plan Increase Proposal”) and ratified the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2008 (the “Auditor Proposal”). The votes on the three proposals were as follows:
Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld
Donald Feucht	29,471,276	642,369
Samuel Kory	29,141,597	972,048
S. Joon Lee	29,634,470	479,175
Timothy A. Richardson	29,939,225	174,420
James M. Thorburn	29,940,283	173,362
Nathan Zommer	29,767,989	345,656
Proposal 2: The Plan Increase Proposal

For	Against	Abstain	Broker Non-Vote
23,267,177	1,520,524	37,196	5,288,748
Proposal 3: The Auditor Proposal

For	Against	Abstain	Broker Non-Vote
30,058,798	42,416	12,431	0
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By: /s/ Uzi Sasson Uzi Sasson, Chief Operating Officer, Chief Financial Officer and Vice President (Principal Financial Officer)
Date: November 7, 2007

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amended and Restated 1999 Employee Stock Purchase Plan.

10.2	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation.

10.3	Limited Guaranty dated as of August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association.

10.4	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P.

10.5	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.