Form 10-Q
period 2007-12-31
IXYS CORP /DE/
filed 2008-02-07
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-26124
IXYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0140882
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
1590 BUCKEYE DRIVE
MILPITAS, CALIFORNIA 95035-7418
(Address of principal executive offices and Zip Code)
(408) 457-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 1, 2008 was 31,089,792.

IXYS CORPORATION
FORM 10-Q
December 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,737	$54,027
Restricted cash	900	169
Accounts receivable, net of allowances of $1,728 at December 31, 2007 and $2,847 at March 31, 2007	43,912	42,519
Inventories	87,138	85,965
Prepaid expenses and other current assets	3,388	3,268
Deferred income taxes, net	11,943	14,345

Total current assets	195,018	200,293
Property, plant and equipment, net	57,740	48,741
Other assets	8,120	5,319
Deferred income taxes, net	11,171	12,827
Goodwill	6,461	6,461

Total assets	$278,510	$273,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,553	$3,686
Current portion of loans payable	1,169	1,012
Accounts payable	16,671	19,926
Accrued expenses and other current liabilities	17,208	19,081
Litigation reserve	7,062	14,180

Total current liabilities	46,663	57,885
Long term income tax payable	4,050	—
Capitalized lease obligations, net of current portion	6,974	6,660
Long term loans payable, net of current portion	18,698	11,112
Pension liabilities	17,202	16,875

Total liabilities	93,587	92,532

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,312,801 issued and 31,072,493 outstanding at December 31, 2007 and 35,031,947 issued and 32,512,039 outstanding at March 31, 2007	353	350
Additional paid-in capital	168,922	165,889
Less cost of treasury stock: 4,240,308 shares at December 31, 2007 and 2,519,908 shares at March 31, 2007	(37,411)	(22,851)
Retained earnings	40,375	29,605
Accumulated other comprehensive income	12,684	8,116

Total stockholders’ equity	184,923	181,109

Total liabilities and stockholders’ equity	$278,510	$273,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net revenues	$73,136	$72,274	$225,202	$211,890
Cost of goods sold	52,381	49,797	162,054	145,409

Gross profit	20,755	22,477	63,148	66,481

Operating expenses:
Research, development and engineering	5,345	4,890	15,549	14,919
Selling, general and administrative	10,723	10,278	31,460	33,162
Litigation provision (release)	84	6,906	(5,895)	(29,738)

Total operating expenses	16,152	22,074	41,114	18,343

Operating income	4,603	403	22,034	48,138
Other income (expense):
Interest income	499	647	1,673	2,155
Interest expense	(481)	(241)	(1,348)	(712)
Other income (expense), net	(1,325)	(1,269)	(2,236)	(2,950)

Income (loss) before income tax	3,296	(460)	20,123	46,631
(Provision for) benefit from income tax	(1,079)	354	(6,953)	(18,653)

Net income (loss)	$2,217	$(106)	$13,170	$27,978

Net income per share—basic	$0.07	$0.00	$0.41	$0.83

Weighted average shares used in per share calculation — basic	31,776	33,264	32,180	33,793

Net income per share—diluted	$0.07	$0.00	$0.39	$0.80

Weighted average shares used in per share calculation — diluted	32,995	33,264	33,454	35,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net income (loss)	$2,217	$(106)	$13,170	$27,978
Other comprehensive income:
Unrealized (loss) gain on available for sale investment securities, net of taxes of ($59) and ($279) for the three and nine months ended December 31, 2007 and net of taxes of $160 and $421 for the three and nine months ended December 31, 2006	(60)	198	(317)	280
Foreign currency translation adjustments	1,190	2,402	4,885	5,108

Comprehensive income	$3,347	$2,494	$17,738	$33,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$13,170	$27,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,448	7,714
Provision for receivables allowances	2,188	6,960
Increase in inventory reserves	2,980	2,007
Change in litigation reserve	(5,895)	(29,738)
Foreign currency adjustments on intercompany amounts	580	200
Deferred income taxes	4,437	15,481
Stock based compensation	1,525	1,574
Gain on investments	(478)	(496)
Changes in operating assets and liabilities:
Accounts receivable	(2,037)	(5,423)
Inventories	(1,299)	(27,012)
Prepaid expenses and other current assets	288	825
Other assets	(560)	159
Accounts payable	(3,948)	3,037
Accrued expenses and other liabilities	(2,163)	620
Pension liabilities	(793)	(242)

Net cash provided by operating activities	17,443	3,644

Cash flows from investing activities:
Change in restricted cash	(732)	99
Purchase of investments	(3,435)	(198)
Proceeds from sale of investments	788	708
Purchase of plant and equipment	(5,629)	(8,784)

Net cash used in investing activities	(9,008)	(8,175)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,137)	(2,562)
Repayments of loans and notes payable	(834)	(803)
Purchases of treasury stock	(14,560)	(13,193)
Proceeds from employee equity plans	1,511	982
Proceeds from collection of notes from stockholders	—	59

Net cash used in financing activities	(17,020)	(15,517)

Effect of exchange rate fluctuations on cash and cash equivalents	2,295	2,957

Net decrease in cash and cash equivalents	(6,290)	(17,091)
Cash and cash equivalents at beginning of period	54,027	78,192

Cash and cash equivalents at end of period	$47,737	$61,101

Supplemental disclosure of noncash investing and financing activities
Note payable assumed in connection with building acquisition	7,474	—
Fixed assets acquired under capital lease	3,431	3,507
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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS 157 to the Company’s financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS 159 to its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009. The Company is currently evaluating the provisions of SFAS 141(R) and SFAS 160.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as of April 1, 2007 as required. See Note 14 for further discussion.
3. Employee Equity Incentive Plans
Stock Option, Restricted Stock Units and Stock Bonuses:
     Stock options, restricted stock units (“RSUs”) and stock bonuses may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”). Stock options may be granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants net exercise options. These options generally vest over a period of four years. In a net exercise option, the number of shares issued upon exercising the stock option is net of the number of shares subject to the option cancelled to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the three and nine months ended December 31, 2007.

     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the three and nine months ended December 31, 2007.
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
Employee Stock Purchase Plan
     In May 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all U.S. employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors of the Company amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the quarter ended December 31, 2007, there were approximately 48,000 shares purchased under the Purchase Plan, leaving about 330,000 shares available for purchase under the plan in the future.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income Statement Classifications	(unaudited)
Selling, general and administrative expenses	$581	$482	$1,525	$1,574

Share-based compensation effect in income before taxes	581	482	1,525	1,574

Provision for income taxes [1]	227	193	595	630

Net share-based compensation effects in net income	$354	$289	$930	$944

1.	Estimated at a statutory income tax rate of 39% in fiscal year 2008 and 40% in fiscal year 2007
     During the three and nine months ended December 31, 2007, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2007, approximately $3.6 million in stock based compensation is to be recognized for unvested stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three and nine months ended December 31, 2007 and 2006, were based on estimates at the grant date as follows:

	Stock Options				Purchase Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	December 31,		December 31,		December 31,		December 31,
	2007	2006[1]	2007	2006	2007	2006	2007	2006
Weighted average estimated per share fair value of grant	$3.48	—	$4.26	$4.20	$3.10	$2.20	$2.88	$2.30
Risk-free interest rate	3.4%	—	4.1%	4.9%	4.8%	4.9%	4.8%	4.5%
Expected term (in years)	4.30	—	4.30	3.70	0.50	0.50	0.50	0.50
Volatility	47.1%	—	48.1%	54.0%	60.6%	51.0%	52.4%	53.0%
Dividend yield	0.0%	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

[1]	No options were granted in the quarter ended December 31, 2006.

Information with respect to outstanding stock options as of December 31, 2007 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value[1]
			(000)
Balances, March 31, 2007	4,456,025	$8.27
Options granted	751,200	$9.47
Options exercised	(148,780)	$5.69	$615
Options cancelled and expired	(119,340)	$14.34

Balances, December 31, 2007	4,939,105	$8.39

Exercisable, December 31, 2007	4,033,630	$8.15
Exercisable, March 31, 2007	4,071,650	$8.20

1.	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
RSUs award activity under the Company’s equity incentive plans for the quarter ended December 31, 2007 is summarized below:

		Weighted Average
	Number of	Grant-Date Fair	Intrinsic
	Shares	Value	Value[1]
			(000)
Balances, March 31, 2007	139,352	$9.54
RSUs vested	(40,268)	$9.46	$401
RSUs forfeited	(1,734)	$9.35

Balances, December 31, 2007	97,350	$9.58

1.	Represents the value of IXYS stock on the vesting date.
4. Computation of Net Income per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Basic:
Weighted average shares outstanding for the period	31,776	33,264	32,180	33,793
Net (loss) income available for common stockholders	$2,217	$(106)	$13,170	$27,978

Net income per share available for common stockholders	$0.07	$0.00	$0.41	$0.83

Diluted:
Weighted average shares outstanding for the period	31,776	33,264	32,180	33,793
Net effective dilutive stock options and RSUs based on treasury stock method using average market price	1,219	—	1,274	1,279

Shares used in computing per share amounts	32,995	33,264	33,454	35,072

Net income (loss) available for common stockholders	$2,217	$(106)	$13,170	$27,978

Net income per share available for common stockholders	$0.07	$0.00	$0.39	$0.80

Total common stock equivalents excluded for the computation of earnings per share as their effect was anti-dilutive	2,038	4,636	2,038	1,385

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
5. Common Stock Repurchase Program
     During the three and nine months ended December 31, 2007, the Company repurchased 1.2 million shares of common stock at a cost of $9.5 million and 1.7 million shares of common stock at a cost of $14.6 million, respectively. During the three and nine months ended December 31, 2006, the Company repurchased 787,000 shares of common stock at a cost of $7.5 million and 1.4 million shares of common stock at a cost of $13.2 million, respectively. As of December 31, 2007, 216,000 shares remained available for repurchase under the existing repurchase authorization.
6. Property, Plant and Equipment
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, acquired for $7.5 million a property in Milpitas, California. The Company moved its corporate office and a facility for operations to this location in January 2008. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million. For further details regarding the loan, see Note 9.
7. Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2007	2007
	(unaudited)
Raw materials	$25,220	$23,144
Work in process	40,271	43,477
Finished goods	21,647	19,344

Total	$87,138	$85,965

8. Other Assets
     At December 31, 2007, other long term assets include equity securities held as available for sale of $2.7 million, long term equity investments of $4.2 million and intangible assets of $547,000. Available for sale investment securities have been stated at their fair value as at December 31, 2007. Long term equity investments are accounted for under the equity method of accounting. In respect of these long term equity investments, the Company recognized income under the equity method of accounting of $152,000 and $394,000 during the three and nine month periods ended December 31, 2007, respectively ($99,000 and $298,000 for the three and nine months ended December 31, 2006). At March 31, 2007, other assets included $2.9 million of investments available for sale, $1.7 million of long term equity investments and intangible assets of $390,000.
9. Borrowing Arrangements
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2007 was €8.3 million or $12.3 million. The outstanding balance at December 31, 2006 was €9.0 million or $11.9 million.
     The interest rate on the loan is determined by adding the then effective three-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at December 31, 2007 was 4.8%.

     During the first five years of the loan, a principal payment of €167,000, or about $246,000, and a payment of accrued interest will be required each fiscal quarter. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2007, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
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
10. Accrued Expenses and Other Current Liabilities
     At December 31, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $6.1 million, income taxes payable of $805,000, accrued compensation of $3.0 million and other liabilities of $7.3 million. At March 31, 2007, accrued expenses and other current liabilities include uninvoiced goods and services of $7.0 million, income taxes payable of $3.9 million and other liabilities of $8.2 million.
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
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Service cost	$—	$188	$—	$612
Interest cost on projected benefit obligation	553	478	1,626	1,403
Expected return on plan assets	(438)	(406)	(1,296)	(1,191)
Recognized actuarial loss	16	12	47	33

Net periodic pension expense	$131	$272	$377	$857

     IXYS expects to contribute approximately $801,000 to the plans in the fiscal year ending March 31, 2008. This contribution is primarily contractual.

12. Accumulated Other Comprehensive Income:
     The components of accumulated other comprehensive income, net of tax (in thousands):

	December 31,	March 31,
	2007	2007
	(unaudited)
Accumulated net unrealized gain on available for sale investments securities, net of tax $168 as on December 31, 2007 and $447 as on March 31, 2007	$327	$644
Accumulated minimum pension liability, net of tax of $1,521	(2,747)	(2,747)
Accumulated foreign currency translation adjustments	15,104	10,219

Total accumulated other comprehensive income	$12,684	$8,116

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$18,320	$19,313	$58,770	$60,598
Europe and the Middle East
Germany	10,574	8,515	32,246	26,144
Italy	1,883	1,757	5,664	4,735
United Kingdom	4,603	5,324	16,605	16,565
Other	10,935	10,857	34,145	28,719
Asia Pacific
Korea	5,577	5,275	14,074	16,246
China	9,907	9,536	30,409	25,838
Japan	2,254	2,184	6,863	6,764
Other	4,313	5,951	12,059	16,665
Rest of the World
India	3,431	2,204	8,847	5,915
Other	1,339	1,358	5,520	3,701

Total	$73,136	$72,274	$225,202	$211,890

     The following table sets forth net revenues for each of IXYS’s product groups for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Power Semiconductors	$58,408	$52,815	$173,791	$153,306
Integrated Circuits	8,058	13,906	31,840	42,663
systems and RF Power Semiconductors	6,670	5,553	19,571	15,921

Total	$73,136	$72,274	$225,202	$211,890

     For the three and nine months ended December 31, 2007 and December 31, 2006, no customer accounted for more than 10% of our net revenues.
14. Taxes
     Effective April 1, 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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
     During the nine months ended December 31, 2007, the Company initiated a transfer of certain intellectual properties that triggered a taxable event in the United States. The gain allows the Company to utilize certain net operating loss carryforwards, which triggered the realization of unrecognized tax benefits of approximately $1.5 million. The total amount of gross unrecognized tax benefit was $4.1 million as of December 31, 2007.
     The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued $19,000 for the payment of interest and penalties relating to unrecognized tax benefits.
     The Company files U.S. federal, U.S. state, and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to fiscal 2004 for federal and state tax returns, except in certain limited circumstances. The Company does not have any non-U.S. income tax audits pending.

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
     As to the other group of claims, the jury found that IXYS did not infringe the 725 and 767 patents, but did infringe the 699 patent by the doctrine of equivalents. If upheld on appeal, this finding would have a material financial impact on IXYS. However, the jury also made a specific finding that IXYS’s devices do not infringe the 725 and 767 patents because they include an “annular source region,” which IXYS believes is inconsistent with the conclusion that the 699 patent is infringed. The jury’s verdict awarded International Rectifier $6.2 million as damages for the infringement. The U.S. District Court entered a judgment reflecting the jury’s verdict and also issued a permanent injunction barring IXYS from selling or distributing the infringing products. Thereafter, IXYS appealed the judgment and the injunction to the Federal Circuit Court. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, because IXYS’s counsel has taken timely corrective measures, IXYS believes that it is unlikely that IXYS will be precluded from pursuing its appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the judgment and injunction. The judgment therefore became payable (although it has not yet been paid) and the injunction enforceable. In September 2007, the 699 patent expired and the practical effect of the injunction ended. On January 7, 2008, the appeal was argued before the Federal Circuit Court. At December 31, 2007, IXYS’s reserve for this matter was $7.1 million. There is no assurance that this amount is sufficient for any actual losses that may be incurred as a result of this litigation.
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

Other Commitments and Contingencies:
     On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of December 31, 2007 and 2006.
     IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At December 31, 2007, there were approximately $682,000 of open letters of credit to support inventory purchases. Westcode Semiconductor Limited, a subsidiary, had a Letter of Credit facility from a British bank. At December 31, 2007, there were approximately £114,000, or $228,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £146,000, or $291,000, in connection with a product supply contract.

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
     Over the past four quarters, our revenues from the sale of power semiconductors and systems and RF power semiconductors have increased while our revenues from the sale of ICs have decreased. The growth in power semiconductor revenues primarily reflects increasing sales to the industrial and commercial market. Currently, our sales of bipolar power semiconductors are constrained by capacity limits in one of our wafer fabrication facilities. We are working to expand our capacity. Sales of subassemblies to industrial and commercial customers have driven the growth in systems and RF power semiconductor revenues. IC revenues decreased in light of a decline in the sale of ASICs for the consumer products market and lower demand in the telecom market. Research, development and engineering expenses increased due to increased headcount and spending on new processes and are expected to remain in this range over the next few quarters. Selling, general and administrative expenses, exclusive of bad debt expenses and the expenses of the canceled convertible debt financing, have been relatively flat over the past four quarters.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 48.9% of our revenues in the first nine months of fiscal 2008 and 47.0% of our revenues in the first nine months of fiscal 2007 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

     For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $342,000 in the first nine months of fiscal 2008 and $433,000 in the first nine months of fiscal 2007.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first nine months of fiscal 2008 and 2007 approximately $811,000 and $1,576,000, respectively, of products were returned to us under the program. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. We establish the allowance based upon the historical experience and management’s estimation of future returns.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $4.4 million in inventory of our products on hand at December 31, 2007. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104 Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2007 (in thousands):

Balance at March 31, 2007	$237
Additions	621
Deductions	(554)

Balance at June 30, 2007	$304
Additions	689
Deductions	(619)

Balance at September 30, 2007	$374
Additions	608
Deductions	(608)

Balance at December 31, 2007	$374

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

     The following table provides information on our excess inventory at cost (which has been fully reserved in our financial statements), including the sale of excess inventory valued at cost (in thousands):

Balance at March 31, 2007	$18,829
Sale of excess inventory	(167)
Scrap of excess inventory	(383)
Additional accrual of excess inventory	1,190

Balance at June 30, 2007	$19,469
Sale of excess inventory	(163)
Scrap of excess inventory	(660)
Additional accrual of excess inventory	1,570

Balance at September 30, 2007	$20,216
Sale of excess inventory	(443)
Scrap of excess inventory	(363)
Additional accrual of excess inventory	1,028

Balance at December 31, 2007	$20,438

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At December 31, 2007, our lower of cost or market reserve was $613,000.
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
     Goodwill. We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill and, in any event, we conduct such evaluation, during the quarter ending March 31, at least annually as of December 31. In determining whether there is an impairment of goodwill, we calculate the estimated implied fair value of our company by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Then, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. We have one reporting unit for which we have a balance in goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, we report the excess as an impairment loss. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken. To date, our goodwill has not been considered to be impaired based on the results of our analysis.
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

     Legal contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows. We had reserves for litigation at December 31, 2007 of approximately $7.1 million in connection with our litigation against International Rectifier Corporation.
     Income tax. On April 1, 2007, we adopted FIN 48. See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
     Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process as prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
     Share-based compensation. Total share-based compensation during the first nine months of fiscal 2008 was $1.5 million. Determining the appropriate fair value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value.

     We use historical volatility based on our stock price. We use the historical option exercise behavior of our employees to estimate the expected life. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.
     In addition, SFAS 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our selling, general and administrative expenses. The effect of forfeiture adjustments in the first nine months of fiscal 2008 was insignificant. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of fiscal 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for our company beginning April 1, 2008. We are currently evaluating the impact of SFAS 157 to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for our company beginning April 1, 2008, although earlier adoption is permitted. We are currently evaluating the impact of SFAS 159 to our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141(R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160.

     We adopted FIN 48 as of April 1, 2007 as required. See Note 14 of Notes to Unaudited Condensed Consolidation Financial Statements for further discussion.
Results of Operations — Three and Nine Months Ended December 31, 2007 and 2006
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2007	% change	2006	2007	% change	2006
	(000)		(000)	(000)		(000)
Net revenues	$73,136	1.2%	$72,274	$225,202	6.3%	$211,890
Cost of goods sold	52,381	5.2%	49,797	162,054	11.4%	145,409

Gross profit	$20,755	-7.7%	$22,477	$63,148	-5.0%	$66,481

Operating expenses:
Research, development and engineering	$5,345	9.3%	$4,890	$15,549	4.2%	$14,919
Selling, general and administrative	10,723	4.3%	10,278	31,460	-5.1%	33,162
Litigation provision (release)	84	-98.8%	6,906	(5,895)	80.2%	(29,738)

Total operating expenses	$16,152	-26.8%	$22,074	$41,114	124.1%	$18,343

     The following table sets forth certain financial data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6%	68.9%	72.0%	68.6%

Gross profit	28.4%	31.1%	28.0%	31.4%

Operating expenses:
Research, development and engineering	7.3%	6.8%	6.9%	7.0%
Selling, general and administrative	14.7%	14.1%	14.0%	15.7%
Litigation provision (release)	0.1%	9.6%	-2.6%	-14.0%

Total operating expenses	22.1%	30.5%	18.3%	8.7%

Operating income	6.3%	0.6%	9.7%	22.7%

Other income (expense), net	-1.8%	-1.2%	-0.8%	-0.7%

Income before income tax	4.5%	-0.6%	8.9%	22.0%
Benefit from (provision for) income tax	-1.5%	0.5%	-3.1%	-8.8%

Net income	3.0%	-0.1%	5.8%	13.2%

Net Revenues
     The following tables set forth the revenue for each of our product groups for the fiscal periods indicated:

	Three Months Ended December 31,			Nine Months Ended December 31,
Revenues	2007	% change	2006	2007	% change	2006

	(000)		(000)	(000)		(000)
Power Semiconductors	$58,408	10.6%	$52,815	$173,791	13.4%	$153,306
Integrated Circuits	8,058	-42.1%	13,906	31,840	-25.4%	42,663
Systems and RF Power Semiconductors	6,670	20.1%	5,553	19,571	22.9%	15,921

Total	$73,136	1.2%	$72,274	$225,202	6.3%	$211,890

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

	Three Months Ended December 31,			Nine Months Ended December 31,
ASPs	2007	% change	2006	2007	% change	2006
Power Semiconductors	$1.86	2.2%	$1.82	$1.92	-1.5%	$1.95
Integrated Circuits	$0.83	93.0%	$0.43	$0.79	68.1%	$0.47
Systems and RF Power Semiconductors	$13.10	-9.9%	$14.54	$15.67	21.1%	$12.94

	Three Months Ended December 31,			Nine Months Ended December 31,
Units	2007	% change	2006	2007	% change	2006

	(000)		(000)	(000)		(000)
Power Semiconductors	31,480	8.7%	28,957	90,649	15.1%	78,780
Integrated Circuits	9,664	-70.3%	32,592	40,334	-55.3%	90,185
Systems and RF Power Semiconductors	509	33.2%	382	1,249	1.5%	1,230

Total Units	41,653		61,931	132,232		170,195

     The 1.2% increase in net revenues in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 reflects an increase of $5.6 million, or 10.6%, in the sale of power semiconductors and an increase of $1.1 million, or 20.1%, in the sale of systems and RF power semiconductors, offset by a $5.9 million, or 42.1%, decrease in the sale of ICs. The increase in revenues in the power semiconductor group included a $4.7 million increase from the sale of MOS products and a $1.1 million increase from the sale of modules. The increase in revenues from the sale of MOS products was primarily in Europe and Asia Pacific regions and to the industrial and commercial markets. The increase in revenues from sale of systems and RF power semiconductors was due to an increase of $1.0 million in the sale of subassemblies. The decrease in IC revenues was principally due to a $2.9 million decrease in revenues from the sale of ASICs to the consumer products market and a $2.1 million decrease in the sale of ICs to the telecom market.
     The 6.3% increase in the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 reflects a $20.5 million, or 13.4%, increase from the sale of power semiconductors and a $3.6 million, or 22.9%, increase from the sale of systems and RF power semiconductors, offset by a $10.8 million, or 25.4%, decrease in the sale of ICs. The increase in power semiconductors was primarily due to an increase of $11.2 million in the sale of MOS products and an increase of $8.3 million in the sale of bipolar products. The increase in the revenues from the sale of MOS products was primarily in the Europe and Asia Pacific regions and to industrial and commercial markets. The increase in revenues from the sale of bipolar products was primarily in Europe and to the industrial and commercial markets. The increase in revenues from the sale of systems and RF power semiconductors was due to an increase of $3.6 million in the sales of subassemblies. The decrease in ICs was principally due to a $7.2 million decrease in the sale of ASICs to the consumer products market and a $3.3 million decrease in the sale of ICs to the telecom market.
     The changes in the ASPs of power semiconductors during the three and nine month periods were due to changes in product mix rather than changes in unit prices. The increase in the ASPs of ICs in the three and nine month periods was principally due to the reduction in sales of low cost ASICs to the consumer products market. The changes in the ASPs of systems and RF power semiconductors were due to changes in product mix.
     In the three and nine month periods, power semiconductor unit growth was primarily from increases in MOS products sales. IC units declined principally because of the reduction in the sale of ICs to the consumer products market.

     For the quarter ended December 31, 2007, sales to customers in the United States represented approximately 25.0%, and sales to international customers represented approximately 75.0%, of our net revenues. Of our international sales, approximately 51.1% were derived from sales in Europe and the Middle East, approximately 40.2% were derived from sales in the Asia Pacific region and approximately 8.7% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2006, sales to customers in the United States represented approximately 26.7%, and sales to international customers represented approximately 73.3%, of our net revenues. Of our international sales, approximately 49.9% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in the Asia Pacific region and approximately 6.8% were derived from sales in the rest of the world.
     For the nine months period ended December 31, 2007, sales to customers in the United States represented approximately 26.1%, and sales to international customers represented approximately 73.9%, of our net revenues. Of our international sales, approximately 53.3% were derived from sales in Europe and the Middle East, approximately 38.1% were derived from sales in Asia and approximately 8.6% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2006, sales to customers in the United States represented approximately 28.6%, and sales to international customers represented approximately 71.4%, of our net revenues. Of our international sales, approximately 50.3% were derived from sales in Europe and the Middle East, approximately 43.3% were derived from sales in Asia and approximately 6.4% were derived from sales in the rest of the world.
     For the three and nine month periods ended December 31, 2007, growth was substantial in China, India and Germany, while notable declines were experienced in Singapore, which is reflected in Asia Pacific-Other in the segment information in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.
     For the three and nine months ended December 31, 2007 and the three and nine months ended December 31, 2006, no customer accounted for more than 10% of net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Gross Profit.
     Gross profit margin decreased to 28.4% in the three months ended December 31, 2007 from 31.1% in the three months ended December 31, 2006. Gross profit margin decreased to 28.0% in the nine months ended December 31, 2007 from 31.4% in the nine months ended December 31, 2006. The decrease in gross profit margin and gross profits expressed in dollars in the three and nine months ended December 31, 2007, as compared to the same periods of the prior year, was primarily the result of changes in product mix. During the current fiscal year, our product mix shifted to lower margin power semiconductors and away from higher margin ICs. Fewer IC units were sold, causing underutilized capacity and production inefficiencies.
     Our gross profit and gross profit margin were increased by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three and nine months ended December 31, 2007 as compared to the three and nine months ended December 31, 2006, R&D expenses increased by $455,000, or 9.3%, and $630,000, or 4.2%, respectively. Expressed as a percentage of revenues, our R&D expenses were 7.3% and 6.9% for the three and nine months ended December 31, 2007 and 6.8% and 7.0% for the three and nine months ended December 31, 2006, respectively. The increase in R&D expenses was primarily due to increases in headcount and process improvement expenses. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

   Selling, General and Administrative.
     For the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, selling, general and administrative expenses increased by $445,000, and from 14.1% to 14.7% of net revenues, primarily due to an increase in bad debt expenses of $723,000 and an increase in selling expenses of $793,000, offset by a reduction in consulting fees related to regulatory compliance of $535,000.
     For the nine months ended December 31, 2007 as compared to nine months ended December 31, 2006, selling, general and administrative expenses decreased by $1.7 million, and from 15.7% to 14.0% of net revenues, reduction was primarily due to a reduction of consulting fees related to regulatory compliance of $2.5 million and a decrease in litigation related expenses of $736,000, offset by an increase in selling expenses of $1.8 million.
     The increase in selling expenses in the three and nine month periods ended December 31, 2007 as compared to the same periods ended December 31, 2006 was due to higher commissions and freight expenses.
   Litigation Provision.
     For the three months ended December 31, 2007, litigation provision consisted of the accrual of interest on the damages awarded in our ongoing litigation against International Rectifier. For the nine months ended December 31, 2007, we released $5.9 million, net of interest accruals, from our litigation provision. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the current status of certain litigation matters.
   Other Income (Expense).
     In the quarter ended December 31, 2007, other expense, net was $1.3 million as compared to $863,000 in the quarter ended December 31, 2006. In the three months ended December 31, 2007, other expense, net consisted principally of losses associated with changes in foreign currency rates of $1.4 million and interest expense of $481,000, offset by interest income of $499,000. In the three months ended December 31, 2006, other expense, net consisted principally of losses associated with changes in foreign currency rates of $1.5 million and interest expense of $240,000, offset by interest income of $647,000. In the nine months ended December 31, 2007, other expense, net was $1.9 million as compared to $1.5 million in the nine months ended December 31, 2006. In the nine months ended December 31, 2007, other expense, net consisted principally of losses associated with changes in foreign currency rates of $3.6 million and interest expense of $1.3 million, offset by recognition of $1.1 million received on an insurance claim and interest income of $1.7 million. In the nine months ended December 31, 2006, other expense, net consisted principally of losses associated with changes in foreign currency rates of $3.6 million and interest expense of $712,000, offset by interest income of $2.2 million.
   Provision for Income Tax.
     In the quarter ended December 31, 2007, the provision for income tax reflected an effective tax rate of 32.7% as compared to an effective tax rate of 77% in the quarter ended December 31, 2006. For the nine months ended December 31, 2007, the provision for income tax reflected an effective tax rate of 34.6%, as compared to an effective rate of 40.0% for the nine months ended December 31, 2006. In both the three and nine month periods of the current fiscal year, the effective tax rate decreased because of an adjustment due to the settlement of a tax audit in a foreign tax jurisdiction as well as a change in expectations for the current year’s income.
Liquidity and Capital Resources
     At December 31, 2007, cash and cash equivalents of $47.7 million decreased by 11.6% from the $54.0 million at March 31, 2007.
     Net cash provided by operating activities in the nine months ended December 31, 2007 was $17.4 million, as compared to net cash provided by operating activities of $3.6 million in the nine months ended December 31, 2006. As compared to last fiscal year, our operating cash flow improved in large part as a result of reduced inventory purchases. Net accounts receivable increased by $1.4 million, or 3.3%, from March 31, 2007 to December 31, 2007, primarily due to the timing of revenues. Our net inventories at December 31, 2007 increased by $1.2 million, or 1.4%, from March 31, 2007. Our accounts payable at December 31, 2007 decreased by $3.3 million, or 16.3%, from accounts payable at March 31, 2007, primarily because of a reduction in the purchase of raw materials.
     We used $9.0 million in net cash for investing activities during the nine months ended December 31, 2007, as compared to $8.2 million during the nine months ended December 31, 2006. During the nine months ended December 31, 2007, our uses of cash for investing activities principally reflected a purchase of investments of $3.4 million and the purchase of plant and equipment of $5.6 million for wafer fabrication facilities. During the nine months ended December 31, 2006, we spent $8.7 million on capital expenditures to increase our capacity and replace older equipment.

     For the nine months ended December 31, 2007, net cash used in financing activities was $17.0 million as compared to net cash used in financing activities of $15.5 million in the nine months ended December 31, 2006. During the nine months ended December 31, 2007 and 2006, the cash was used principally to purchase treasury stock and for principal repayments on capital lease obligations.
     Another potential source of liquidity is available borrowings under existing lines of credit. At December 31, 2007, we had credit aggregating $4.8 million available.
     At December 31, 2007, our debt, consisting of capital lease obligations and loans payable, was $31.4 million, representing 65.8% of our cash and cash equivalents and 17.0% of our stockholders equity.
     We are obligated on a €8.3 million, or $12.3 million, loan. The loan has a term of 15 years and bears a variable interest rate, dependent upon the current Euribor rate and the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan, a principal payment of €167,000, or about $246,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2007, we had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development, one or more acquisitions or the payment of damages and related interest and attorneys’ fees, including the damages of at least $7.1 million awarded to International Rectifier. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2007. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We could be harmed by litigation.
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement and are currently defending such claims. For example, we were sued by International Rectifier for purportedly infringing some of its patents covering power MOSFETs. The U.S. District Court awarded damages to International Rectifier of $6.2 million and interest. In addition, a permanent injunction against us, effectively barring us from selling or distributing the allegedly infringing products, was issued by the U.S. District Court. We are appealing the damage award and the injunction. Our counsel inadvertently did not file the requisite notice of appeal following the entry of judgment within the required period. Although we believe that it is unlikely that we will be precluded from pursuing our appeal, we could be denied the opportunity to pursue our appeal. In January 2007, the Federal Circuit Court declined to issue a stay of the damage award. The judgment therefore became payable. We cannot predict the final outcome of this litigation matter. An adverse outcome would materially and adversely affect our financial condition, results of operations and cash flows. There can be no assurance that our accrual of $7.1 million is sufficient for any actual losses that may be incurred as a result of this litigation.
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
     For the nine months ended December 31, 2007, our product sales by region were approximately 26.1% in the United States, approximately 39.4% in Europe and the Middle East, approximately 28.2% in Asia Pacific and approximately 6.3% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:
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
     Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.
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
     Of our revenues for nine months ended December 31, 2007, 38.0% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.
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
     Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, ST Microelectronics, and Toshiba. Our IC products compete principally with those of Agere Systems, Zarlink Semiconductor, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.
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
Increasing raw material prices could impact our profitability.
     Our products use large amounts of silicon, metals and other materials. In recent periods, we have experienced price increases for many of these items. If we are unable to pass price increases for raw materials onto our customers, our gross margins and profitability could be adversely affected.
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
     Approximately 12% of our net revenues for the nine months ended December 31, 2007 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant replacement, recall or product liability costs to us.
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
     In addition, approximately 12% of our net revenues for the nine months ended December 31, 2007 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of February 1, 2008, approximately 22% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	(1)	—	1,419,876 (2)
November 1, 2007 – November 30, 2007	703,900	7.92	703,900	715,976
December 1, 2007 – December 31, 2007	500,000	7.80	500,000	215,976
Total	1,203,900	7.87	1,203,900

(1)	Not applicable.

(2)	The current stock purchase program was approved on February 27, 2007 and will expire on June 15, 2008. The purchase of up to 2,000,000 shares of common stock was approved.
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

Uzi Sasson, Chief Operating Officer,
Chief Financial Officer and Vice President
(Principal Financial Officer)

Date: February 7, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.2	Bylaws.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.