Form 10-K
period 2008-03-31
IXYS CORP /DE/
filed 2008-06-12
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

(408) 457-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.01 per share	The NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the Nasdaq Global Market on September 28, 2007 was approximately $249,189,586. For purpose of this calculation, shares held by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 30, 2008 was 31,113,909.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2008, to be filed subsequently — Part III.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital and the outcome of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders, and other factors discussed below and under the caption “Risk Factors” in Item 1A. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments, except as may be required by law.

PART I

Item 1.	Business

We are a multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors, advanced mixed signal integrated circuits, or ICs, application specific integrated circuits, or ASICs, and systems and radio frequency, or RF, power semiconductors. Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2008, or fiscal 2008, power semiconductors constituted approximately 77.7% of our revenues, which included 34.0% of revenues from power MOS transistors and 43.7% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

We design and sell ICs that have applications in telecommunications, display and power management products. In fiscal 2008, ICs constituted approximately 13.5% of our revenues.

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices. We also design and sell RF power devices that switch electricity at the high rates required by circuitry that generates radio frequencies.

IXYS’s power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for applications such as communications infrastructure, including wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications, such as industrial transportation, robotics, automation and process control equipment;

•	medical electronics for sophisticated applications, such as defibrillators and MRI equipment; and

•	renewable energy sources like wind turbines and solar systems.

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

We design our products primarily for industrial and business applications, rather than for use in personal computers or mobile phones. In fiscal 2008, our products were used by over 2,000 customers worldwide. Our major customers include ABB, Astec, Boston Scientific, Delta Electronics, Medtronic, Samsung and Siemens.

We were founded in 1983 and are incorporated in the state of Delaware.

Background

The worldwide demand for electrical energy is currently increasing due to:

•	proliferation of technology-driven products that require electricity, including computers, telecommunications equipment and the infrastructure to support portable electronics;

•	increased use of electronic content in traditional products such as airplanes, automobiles and home appliances;

•	increased use of automation and electrical processes in industry and mass transit systems;

•	growth of the Internet and mobile telecommunications demand; and

•	penetration of technology into developing countries.

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories, power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal year 2008, power semiconductors constituted approximately 77.7% of our revenues, which included about 34.0% of revenues from power MOS transistors and about 43.7% of revenues from bipolar products. In fiscal 2007, power semiconductors constituted approximately 72.6% of our revenues, which included about 32.0% of revenues from power MOS transistors and about 40.6% of revenues from bipolar products. In fiscal 2006, power semiconductors constituted approximately 76.0% of our revenues, which included about 36.4% of revenues from power MOS transistors and about 39.6% of revenues from bipolar products.

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

Integrated Circuits

Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries, and include mixed signal application specific ICs designed for specific customers as well as standard products, and ICs for power management and control. ICs accounted for 13.5% of our revenues in fiscal 2008, 19.7% of our revenues in fiscal 2007, and 16.5% of our revenues in fiscal 2006.

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

Application Specific Integrated Circuits.

We design high voltage, analog and mixed signal ASICs for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application specific standard products. In this regard, we have developed a line of source and gate drivers.

Power Management and Control ICs.

We also make and sell power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers for power MOSFETs and IGBTs. These ICs typically manage, control or regulate power semiconductors and the circuits and subassemblies that incorporate them.

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

Category	IXYS Products	End User Applications

Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Rectifier	RF generators
	IC Driver	Renewable energy systems
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC Driver
Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET
Telecommunications	SSR	Point-of-sale terminals
	LCAS	Modems
	GaAs FET	Set top boxes
	DAA	Wireless base stations
Central office
Display	MOSFET	Plasma display panels
	IC driver	Flexible displays

We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2008, we employed 65 people in sales, marketing and customer support and used 35 sales representative organizations and 11 distributors in North and South America and 100 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 48% of net revenues in fiscal 2008, 47% of net revenues in fiscal 2007, and 44% of net revenues in fiscal 2006.

In fiscal 2008, United States sales represented approximately 26.3%, and international sales represented approximately 73.7%, of our net revenues. Of our international sales in fiscal 2008, approximately 54.5% were derived from sales in Europe and the Middle East, approximately 37.3% were derived from sales in Asia and approximately 8.2% were derived from sales in Canada and the rest of the world. No one customer accounted for more than 10% of net revenues in fiscal 2008. For financial information about geographic areas for each of our last three fiscal years, see Note 13, “Segment and Geographic Information,” of our Notes to Consolidated Financial Statements, provided in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see “Risk Factors-Our international operations expose us to material risks,” provided in Item 1A of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $21.1 million in fiscal 2008, $20.1 million in fiscal 2007, and $17.5 million in fiscal 2006. As of March 31, 2008, we employed 101 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing RF power MOSFETs and GaAs FETs;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide products;

•	developing high efficiency solar cells;

•	developing higher power IGBT modules;

•	developing power solid state relays;

•	developing power management ICs based on our HVIC technology;

•	developing Trench MOSFETs for automotive and portable equipment markets; and

•	developing module products for automotive markets.

•	developing IC’s for telecommunications and flexible display drivers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2008, we held 158 issued patents, of which 118 were issued in the U.S. and 40 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support and customer relations, are of greater competitive significance.

We are currently engaged in patent litigation. See Item 3, “Legal Proceedings.”

Manufacturing and Facilities

The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and utilize external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.

We have four facilities which perform manufacturing. We own an approximately 170,000 square-foot facility in Lampertheim, Germany at which we fabricate bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing high voltage silicon on insulator ICs. We also lease an approximately 30,000 square foot facility in Fremont, California, where we manufacture gallium arsenide RF power semiconductors, and an approximately 100,000 square foot facility in Chippenham, England where we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to bring products to the market more quickly, retain certain proprietary aspects of our process technology and more quickly develop new innovations.

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

Measured in dollars, we relied on external foundries for approximately 37.8% of our wafer fabrication requirements in fiscal 2008. We have arrangements with a number of external wafer foundries, three of which provide the wafers for power semiconductors. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 60.2% of our products were, during fiscal 2008, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Regarding these factors, we view our competitive advantage as an ability to respond quickly to customer requests for new product development. On the other hand, we rarely consider our company to be among the most aggressive in pricing. We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics and Toshiba. Our IC products compete principally with those of Supertex, NEC, Silicon Labs and Zarlink Semiconductor. Our RF power semiconductor competitors include RF Micro Devices.

Backlog

In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2008, our backlog of orders was approximately $109.1 million, as compared with $105.2 million at March 31, 2007. Backlog represents existing orders from customers expected to be shipped within the 12 months following March 31, 2008.

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

Employees

At March 31, 2008, we employed 1,049 employees, of whom 101 were primarily engaged in engineering and research and development activities, 65 in marketing, sales and customer support, 818 in manufacturing and 65 in administration and finance. Of these employees, 139 hold engineering or science degrees, including 20 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Seasonality

Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations.

Available Information

We currently make available through our website at http://www.IXYS.com, free of charge, copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. You can also request free copies of such documents by contacting us at 408-457-9000 or by sending an e-mail to investorrelations@IXYS.net.

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

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to any shortfall in revenues. If we are unable to utilize our manufacturing, assembly and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in lower gross margins. Increased competition and other factors may lead to price erosion, lower revenues and lower gross margins for us in the future.

We order materials and commence production in advance of anticipated customer demand. Therefore, revenue shortfalls may also result in inventory write downs.

We typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This risk has increased in recent periods. As our customers have increasingly demanded “just-in-time” deliveries that cannot be accommodated in the time required for a normal production cycle, we have increased our inventory produced in expectation of future orders.

Our international operations expose us to material risks.

For the fiscal year ended March 31, 2008, our product sales by region were approximately 26.3% in the United States, approximately 40.2% in Europe and the Middle East, approximately 27.5% in Asia Pacific and approximately 6.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	cultural and language differences;

•	employment regulations;

•	limited infrastructure in emerging markets;

•	transportation delays;

•	seasonal reduction in business activities;

•	work stoppages;

•	labor and union disputes;

•	terrorist attack or war; and

•	economic or political instability.

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

Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry in general is characterized by:

•	changes in product mix in response to changes in demand;

•	alternating periods of overcapacity and production shortages, including shortages of raw materials;

•	cyclical demand for semiconductors;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products; and

•	significant expenditures for capital equipment and product development.

These factors could harm our business and cause our operating results to suffer.

Fluctuations in the mix of products sold may adversely affect our financial results.

Changes in the mix and types of products sold may have a substantial impact on our revenues and gross profit margins. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

We may not be able to increase production capacity to meet the present and future demand for our products.

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

Of our revenues for fiscal year ended March 31, 2008, 37.8% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry. We and Samsung are in the process of migrating our products fabricated at Samsung from a 6” to an 8” line. In making the transition, we will be making new photo masks for our products and will be experiencing the issues associated with ramping up production on a new wafer fabrication line. During the ramp up phase we may encounter problems that may affect our manufacturing yields and delay our production.

Our relationships with our external foundries do not guarantee prices, delivery or lead times, or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. If growth in demand for our products occurs, these foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain additional foundry capacity as required, our relationships with our customers could be harmed and our revenues could be reduced or growth limited. Moreover, even if we are able to secure additional foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect on the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

We could be harmed by intellectual property litigation.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement. In the future, we could be accused of infringing the intellectual property rights of third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, may divert the efforts and attention of our management and technical personnel from our core business operations and could otherwise harm our business.

In the event of an adverse outcome in any intellectual property litigation, we could be required to pay substantial damages, cease the development, manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations upon us. An adverse outcome in an infringement action could materially and adversely affect our financial condition, results of operations and cash flows.

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

The markets in which we participate are intensely competitive.

Certain of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

•	proper new product definition;

•	product quality, reliability and performance;

•	product features;

•	price;

•	timely delivery of products;

•	technical support and service;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers; and

•	breadth of product line.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics and Toshiba. Our IC products compete principally with those of Supertex, Zarlink Semiconductor, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We rely on our distributors and sales representatives to sell many of our products.

Many of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our distributors, filed for bankruptcy in April 2007.

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

Costs related to product defects and errata may harm our results of operations and business.

Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes include, the costs of:

•	writing off the value of inventory of defective products;

•	disposing of defective products that cannot be fixed;

•	recalling defective products that have been shipped to customers;

•	providing product replacements for, or modifications to, defective products; and/or

•	defending against litigation related to defective products.

These costs could be substantial and may therefore increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could harm our financial results and the prospects for our business.

We face the risk of financial exposure to product liability claims alleging that the use of products that incorporate our semiconductors resulted in adverse effects.

Approximately 12% of our net revenues for the fiscal year ended March 31, 2008 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. The provision for income taxes can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions, or interpretation of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in FIN 48. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, goodwill or cash flows in the period or periods for which such determination is made.

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

In addition, approximately 12% of our net revenues for the fiscal year ended March 31, 2008 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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

Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of May 30, 2008, approximately 22% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2008	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2009 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms. The Lampertheim and Milpitas properties serve as collateral for loans, and are subject to security interests.

Item 3.	Legal Proceedings

We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.

In June 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringed U.S. patents owned by International Rectifier. International Rectifier’s complaint against IXYS contended that IXYS’s alleged infringement of International Rectifier’s patents had been and continued to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’s power MOSFETs and IGBTs infringed patents of International Rectifier.

In September 2006, the U.S. District Court entered a judgment for $6.2 million in damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, IXYS believes that its counsel took timely corrective measures and that it is unlikely that IXYS’s appeal will ultimately be ruled to be late. In January 2008, the appeal was argued before the United States Court of Appeals for the Federal Circuit. In February 2008, the Federal Circuit Court reversed the U.S. District Court, vacated the damages award and the permanent injunction and ruled that there shall be no further proceedings in the case regarding any question of infringement. In March 2008, the Federal Circuit Court also refused to rehear the case. International Rectifier could petition the U.S. Supreme Court to consider the Federal Circuit’s ruling.

There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at IXYS, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2008.

Name	Age	Position(s)

Nathan Zommer	60	Chairman of the Board, President and Chief Executive Officer
Uzi Sasson	45	Chief Operating Officer, Chief Financial Officer, Vice President and Secretary
Peter H. Ingram	59	President of European Operations

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

Uzi Sasson.  Mr. Sasson has served as our Chief Operating Officer since June 2007 and our Chief Financial Officer, Vice President and Secretary since November 2004. From February to November 2004, Mr. Sasson was the Chief Executive Officer of Sagent Management, a tax and accounting consulting firm. Mr. Sasson also served as the interim Chief Financial Officer for Digital Power Corp., a manufacturer of switching power supplies, from June 2004 to November 2004. Mr. Sasson served as Vice President of Tax for Mercury Interactive Corporation, a provider of software and services for the business technology optimization marketplace, from 2001 to January 2004. Prior to that, Mr. Sasson was a Senior Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1992 to 2001. From August to November 2004, Mr. Sasson served as a director of IXYS. Mr. Sasson has a Masters of Science in Taxation and Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

Peter H. Ingram.  Mr. Ingram has served as our President of European Operations since 2000. From 1994 to 2000, he served as our Vice President of European Operations. From 1989 to 1994, he served as our Director of Wafer Fab Operations. Mr. Ingram worked with the semiconductor operations of ABB, Ltd. from 1982 until we acquired those operations in 1989. Mr. Ingram received an Honors degree in Chemistry from the University of Nottingham.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the Nasdaq Global Market:

	High	Low

Fiscal year ending March 31, 2008
First Quarter	$10.67	$8.34
Second Quarter	$10.96	$8.31
Third Quarter	$11.57	$7.45
Fourth Quarter	$8.17	$6.20
Fiscal year ending March 31, 2007
First Quarter	$10.60	$8.87
Second Quarter	$9.89	$8.10
Third Quarter	$10.45	$8.26
Fourth Quarter	$10.74	$7.92

The number of record holders of our common stock as of May 30, 2008 was 419. To date, we have not declared or paid cash dividends. We have no plans to do so.

Issuer Purchases of Equity Securities

	Total			Total Number of Shares	Maximum Number of
	Number of	Average Price		Purchased as Part of	Shares that May Yet Be
	Shares	Paid per		Publicly Announced	Purchased Under the
Period	Purchased	Share		Plans or Programs	Plans or Programs

January 1, 2008 — January 31, 2008	—		(1)	—	215,976	(2)
February 1, 2008 — February 29, 2008	—		(1)	—	215,976
March 1, 2008 — March 31, 2008	77,163	$6.52		77,163	138,813

Total	77,163	$6.52		77,163

(1)	Not applicable.

(2)	The current stock purchase program was approved on February 27, 2007 and will expire on June 15, 2008. The purchase of up to 2,000,000 shares of common stock was approved.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2003 through March 31, 2008 for (i) the Company’s Common Stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductor Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2008, 2007 and 2006, and the balance sheet data as of March 31, 2008 and 2007 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2005 and 2004 and the balance sheet data as of March 31, 2006, 2005 and 2004 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2008	2007(1)	2006	2005	2004(2)
	(In thousands, except per share amounts)

Statement of operations data:
Net revenues	$304,456	$285,908	$251,487	$256,620	$187,442
Cost of goods sold	217,332	201,577	169,792	176,710	143,948

Gross profit	87,124	84,331	81,695	79,910	43,494
Operating expenses:
Research, development and engineering	21,124	20,105	17,523	18,574	15,811
Selling, general and administrative	42,093	44,134	38,371	35,707	32,742
Litigation provision	(12,957)	(29,435)	42,810	—	—

Total operating expenses	50,260	34,804	98,704	54,281	48,553

Operating income (loss)	36,864	49,527	(17,009)	25,629	(5,059)
Other income (expense):
Interest income, net	277	1,793	2,182	633	310
Other (expense) income	(3,162)	(3,081)	1,810	(481)	(1,324)

Income (loss) before income taxes	33,979	48,239	(13,017)	25,781	(6,073)
(Provision for) benefit from income tax	(10,690)	(18,020)	6,911	(9,539)	1,641

Net income (loss)	$23,289	$30,219	$(6,106)	$16,242	$(4,432)

Net income (loss) per share — basic	$0.73	$0.90	$(0.18)	$0.49	$(0.14)

Weighted average shares used in per share calculation — basic	31,906	33,505	33,636	33,093	32,434

Net income (loss) per share — diluted	$0.71	$0.87	$(0.18)	$0.46	$(0.14)

Weighted average shares used in per share calculation — diluted	33,031	34,784	33,636	35,085	32,434

(1)	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007. See Note 3, “Employee Equity Incentive Plans” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	During fiscal 2004, we completed our acquisition of Microwave Technology, Inc.

	As of March 31,
	2008	2007(1)	2006	2005	2004(2)
	(In thousands)

Selected operating data:
Gross profit margin	28.6%	29.5%	32.5%	31.1%	23.2%
Depreciation and amortization	$12,868	$10,499	$8,543	$10,639	$11,186
Balance sheet data:
Cash and cash equivalents	$56,614	$54,027	$78,192	$58,144	$42,058
Working capital	162,392	142,408	118,815	124,063	96,246
Total assets	293,830	273,641	279,987	219,891	198,269
Total long-term obligations	47,980	34,647	28,023	16,796	15,120
Total stockholders’ equity	200,229	181,109	159,973	165,277	145,531
Cash flow data:
Cash provided by operating activities	$27,955	$1,883	$31,143	$23,730	$5,679
Cash used in investing activities	(10,737)	(8,865)	(20,756)	(4,966)	(1,929)
Cash (used in) provided by financing activities	(18,579)	(20,093)	11,214	(2,734)	(2,311)

(1)	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007. See Note 3, “Employee Equity Incentive Plans” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	During fiscal 2004, we completed our acquisition of Microwave Technology, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-K and, in particular, in Item 1A hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors.” All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

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

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices. Our RF power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

Over the past fiscal year, our revenues from the sales of semiconductors for the consumer products market have declined while our revenues from the sale of semiconductors for the industrial and commercial market have increased. Geographically, over the same period, our revenues in Europe and the Middle East increased substantially, in large part because of the strengthening European economy, growth in the industrial and commercial market and the depreciation of the U.S. dollar against and the Euro; our revenues in Asia decreased as a result of a decrease in revenues from consumer products markets; and our revenues in the United States increased slightly. Gross profit margins decreased during the fiscal year due to the decline in revenues from higher margin ICs. Selling, general and administrative expenses decreased in the fiscal year, in large part due to decreased professional and consulting expenses and lower bad debt expenses. Distribution revenues increased during the fiscal year, as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from semiconductors for the consumer products market, which are typically purchased directly from us, declined. To service increasing demand for bipolar products, we shifted some production processes to improve efficiency and to obtain additional capacity. In doing so we encountered production ramp-up challenges that we expect to be resolved over time.

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

Revenue recognition.  We sell to distributors and original equipment manufacturers. Approximately 48% of our revenues in fiscal 2008, 47% of our revenues in fiscal 2007 and 44% of our revenues in fiscal 2006 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to air in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

Under certain circumstances where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.” Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from IXYS at which point we have a legally enforceable right to collection under normal payment terms.

For our nonrecurring engineering, or NRE, related to engineering work performed by our Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards, or SFAS, No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $352,000 in fiscal 2008, $355,000 in fiscal 2007 and $363,000 in fiscal 2006.

We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2008, 2007 and 2006, approximately $1.0 million, $1.8 million and $962,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $5.2 million in inventory of our products on hand at March 31, 2008. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2008 (in thousands):

Balance March 31, 2005	$553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	$345

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

Inventories.  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. Effective April 1, 2006, we adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The application of SFAS No. 151 did not have a material impact on our consolidated financial statements. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different.

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up until inventory is subsequently sold or scrapped. We do not physically segregate excess inventory nor do we assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2005	$21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional accrual of excess inventory	6,971

Balance at March 31, 2007	18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional accrual of excess inventory	5,120

Balance at March 31, 2008	$19,250

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2008 and 2007, our lower of cost or market reserve was $1.0 million and $615,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

We entered into purchase agreements for purchase of fabricated wafers and substrates over one to five years. Under these agreements, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as at March 31, 2008. The total amounts committed under the agreement have been disclosed in “Disclosures about Contractual Obligations and Commercial Commitments” elsewhere in Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and in Note 6, “Commitments and Contingencies” of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income tax:  On April 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), and related guidance (See Note 11 of Notes to Consolidated Financial Statements for further discussion).

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that it is more probable than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce goodwill, intangible assets or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process as prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Defined benefit plans.  We maintain pension plans covering certain of our employees in foreign locations. Effective at the end of fiscal 2007, we adopted SFAS No. 158 for financial reporting purposes. SFAS No. 158 requires that we recognize the funded status of our defined benefit pension and post-retirement benefit plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. Funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for pension plans. These amounts are adjusted to recognize the amortized gain or losses as a part of net periodic pension cost. Net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Our assumptions are derived from actuarial projections and actual market data. These assumptions are based upon management’s judgment, considering known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The adoption of SFAS No. 158 did not have any impact on the consolidated financial statements.

Accounting Changes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance as of April 1, 2007. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for our company beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 to our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact that SFAS No. 157-1 and No. 157-2 will have on our consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for our company beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of our noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal year beginning April 1, 2009. We are currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for our company for the fiscal quarter beginning January 1, 2009. We are currently evaluating the impact of SFAS No. 161.

Results of Operations

The following table sets forth selected consolidated statement of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2008	% Change	2007	% Change	2006
	(000)		(000)		(000)

Net revenues	$304,456	6.5	$285,908	13.7	$251,487
Cost of goods sold	217,332	7.8	201,577	18.7	169,792

Gross profit	$87,124	3.3	$84,331	3.2	$81,695

Operating expenses:
Research, development and engineering	$21,124	5.1	$20,105	14.7	$17,523
Selling, general and administrative	42,093	(4.6)	44,134	15.0	38,371
Litigation provision	(12,957)	56.0	(29,435)	(168.8)	42,810

Total operating expenses	$50,260	44.4	$34,804	(64.7)	$98,704

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2008	2007	2006
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	71.4	70.5	67.5

Gross profit	28.6	29.5	32.5

Operating expenses:
Research, development and engineering	6.9	7.0	7.0
Selling, general and administrative	13.8	15.4	15.3
Litigation provision	(4.3)	(10.2)	17.0

Total operating expenses	16.4	12.2	39.3

Operating income (loss)	12.2	17.3	(6.8)
Other income (expense), net	(0.9)	(0.4)	1.6

Income (loss) before income tax	11.3	16.9	(5.2)
(Provision for) benefit from income tax	(3.5)	(6.3)	2.7

Net income (loss)	7.8	10.6	(2.5)

Revenues

The following table sets forth the revenues for each of our product groups for fiscal 2008, 2007 and 2006:

	Year Ended March 31,
	2008	% Change	2007	% Change	2006
	(000)		(000)		(000)

Power Semiconductors	$236,599	14.0	$207,523	8.6	$191,105
ICs	41,097	(26.9)	56,212	35.5	41,493
Systems and RF Power Semiconductors	26,760	20.7	22,173	17.4	18,889

Total	$304,456	6.5	$285,908	13.7	$251,487

Average Selling Price (“ASP”)

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2008, 2007 and 2006:

	Year Ended March 31,
	2008	% Change	2007	% Change	2006

Power Semiconductors	$1.97	0.5	$1.96	(13.7)	$2.27
ICs	$0.77	60.4	$0.48	(42.2)	$0.83
Systems and RF Power Semiconductors	$17.19	22.6	$14.02	8.4	$12.94

Units

	Year Ended March 31,
	2008	% Change	2007	% Change	2006
	(000)		(000)		(000)

Power Semiconductors	120,290	13.7	105,820	25.8	84,117
ICs	53,482	(53.9)	116,079	132.3	49,970
Systems and RF Power Semiconductors	1,557	(1.6)	1,582	8.4	1,460

Total	175,329	(21.5)	223,481	64.9	135,547

The 6.5% increase in net revenues from fiscal 2007 to fiscal 2008 resulted from an increase in net revenues from power semiconductors and systems and RF power semiconductors, offset by a decrease in net revenues from ICs. The increase in net revenues from power semiconductors was primarily due to an increase in unit sales and reflected increased revenue from the sale of MOS products of $15.2 million and increased revenue from the sale of bipolar products of $13.9 million, primarily to the industrial and commercial market. The increase in net revenues from systems and RF power semiconductors was primarily due to a $4.6 million increase in net revenues from the sale of subassemblies to the industrial and commercial market. The increase in net revenues from power semiconductors and systems and RF power semiconductors was primarily due to the strengthening European economy and growth in the industrial and commercial markets. Net revenues from the sale of ICs in fiscal 2008 as compared to fiscal 2007 declined due to a sharp decrease in unit sales, partially offset by an increase in ASP. There was an $8.5 million decrease in net revenues from the sale of ASICs, primarily to the consumer products market, and a $6.5 million decrease in the sale of other ICs, principally to the telecommunications market.

The increase in the ASPs of our ICs in fiscal 2008 as compared to fiscal 2007 was primarily due to the reduction in the unit sales of low cost ASICs to the consumer products market and ICs to the telecommunications market. The increase in ASPs of systems and RF power semiconductors was due to an increase in the sale of higher priced subassemblies. The overall decrease in the number of units sold was principally due to a decrease in the shipments of ASICs to the consumer products market, partially offset by an increase in unit shipments of power semiconductors.

The 13.7% increase in net revenues from fiscal 2006 to fiscal 2007 resulted primarily from an increase in net revenues from the sale of power semiconductors and ICs, notwithstanding a decline in ASPs for both types of products. The increase in net revenues from the sale of power semiconductors was primarily due to an increase in net revenues from the sale of bipolar products of $16.4 million, principally to the industrial and commercial market. The increase in net revenues from IC sales was primarily due to an increase of approximately $7.1 million in net revenues from the sale of ASICs to the consumer products market and an increase of $5.8 million in net revenues from the sale of ICs to the telecom market. Revenues from the sale of systems and RF power semiconductors in fiscal 2007 as compared to fiscal 2006 grew due to an increase of $5.3 million in net revenues from the sale of subassemblies, partially offset by a $2.0 million decrease in net revenues from the sale of our RF devices.

The decrease in the ASPs of our power semiconductors and ICs in fiscal 2007 as compared to fiscal 2006 was primarily due to a shift in product mix and a substantial increase in the sale of low-price units of ASIC devices. The increase in the number of units sold was principally due to an increase in shipments of ASICs for the consumer products market and power semiconductors for the industrial and commercial markets. The increase in ASPs and units for systems and RF semiconductors resulted from a shift towards the sale of subassemblies.

For fiscal 2008, sales to customers in the United States represented approximately 26.3%, and sales to international customers represented approximately 73.7%, of our net revenues. Of our international sales in fiscal 2008, approximately 54.5% were derived from sales in Europe and the Middle East, approximately 37.3% were derived from sales in Asia and approximately 8.2% were derived from sales in Canada and the rest of the world.

By comparison, for fiscal 2007, sales to customers in the United States represented approximately 27.5% and sales to international customers represented approximately 72.5%, of our net revenues. Of our international sales in fiscal 2007, approximately 52.1% were derived from sales in Europe and the Middle East, approximately 41.4% were derived from sales in Asia and approximately 6.5% were derived from sales in Canada and the rest of the world. For fiscal 2006, sales to customers in the United States represented approximately 31.5%, and sales to international customers represented approximately 68.5%, of our net revenues. Of our international sales in fiscal 2006, approximately 48.5% were derived from sales in Europe and the Middle East, approximately 44.2% were derived from sales in Asia and approximately 7.3% were derived from sales in Canada and the rest of the world.

From fiscal 2007 to fiscal 2008, our revenues in the United States increased slightly, while our revenues in Europe and Middle East increased substantially, in large part because of the strengthening European economy, growth in the industrial and commercial market and the depreciation of the dollar against the Euro. From fiscal 2007 to fiscal 2008, our revenues to Asia decreased due to decreased revenues from the consumer products market.

From fiscal 2006 to fiscal 2007, our revenues in the United States decreased because of a decrease in sales to the medical market and a shift by our U.S. based customers to manufacturing overseas. The revenues in Europe and the Middle East increased in fiscal 2007 as compared to fiscal 2006 because of increased demand in the industrial and commercial market, the strengthening of the European economy and the depreciation of the U.S. dollar against the British pound and the Euro. Our revenues in Asia increased due to a shift in product mix and a movement to overseas production by U.S. based companies.

None of our customers accounted for more than 10% of our net revenues in fiscal 2008, 2007 or 2006.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2007 to fiscal 2008, gross profit increased by $2.8 million while the gross profit margin decreased from 29.5% to 28.6%. The gross profit margin declined due to the decline in revenues from higher margin ICs and higher unabsorbed overhead relating to ICs of $5.3 million.

From fiscal 2006 to fiscal 2007, gross profit increased by $2.6 million, but the gross profit margin decreased from 32.5% to 29.5%, primarily due to write-offs of excess inventory, production inefficiencies during the fiscal year and the decline in revenues from power semiconductors as a percentage of total revenues, including from the higher margin medical market. The additional accrual of excess inventories in fiscal 2007 was $7.0 million, as compared to $4.0 million in fiscal 2006. Medical market revenues as percentage of total net revenues declined to

12.3% in fiscal 2007 from 14.5% in fiscal 2006. The reduction in gross margin was partially offset by the sale of fully reserved inventory.

In each of the last three years, our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. From fiscal 2007 to fiscal 2008, R&D expenses increased by $1.0 million. From fiscal 2006 to fiscal 2007, R&D expenses increased by $2.6 million. Expressed as a percentage of revenues, our R&D expenses remained largely unchanged over the past three fiscal years, changing from 7.0% in fiscal 2006 and 2007 to 6.9% in fiscal 2008. The year to year increases in R&D expenses were principally due to general increases in spending for the design, layout and testing of integrated circuits and power semiconductors, consistent with the growth in revenues. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Selling, General and Administrative.

In fiscal 2008 as compared to fiscal 2007, selling, general and administrative expenses decreased by $2.0 million and from 15.4% to 13.8% as a percentage of net revenues. The decrease was principally due to a decline in professional and consulting expenses of $2.9 million and a reduction in bad debt expense of $616,000, offset by an increase in sales and marketing expenses of $1.7 million. Sales and marketing expenses increased primarily due to higher commission and freight expenses in the European locations. In fiscal 2007 as compared to fiscal 2006, selling, general and administrative expenses increased by $5.8 million and from 15.3% to 15.4% as a percentage of net revenues. The increase was principally the result of an increase in professional and consulting expenses of $2.3 million, recognition of stock compensation expenses of $2.0 million upon adoption of SFAS No. 123(R), an increase of bad debt expenses of $1.3 million from the write-off of the receivables from All American Semiconductor, Inc., a distributor that went bankrupt, and an increase in personnel costs due to an increase in headcount. While selling, general and administrative expenses may increase in future periods, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Litigation Provision.

For the year ended March 31, 2008, we recorded a reversal of litigation provision of $13.0 million, upon the favorable decisions of the appellate courts in the matters involving International Rectifier Corporation and LoJack Corporation. While the LoJack Corporation matter has concluded, see Item 3 for a description of the current status of the International Rectifier Corporation matter. For the year ended March 31, 2007, we accrued $6.8 million related to our litigation against International Rectifier Corporation and released a net amount of $36.2 million from the litigation reserve that we established for the LoJack Corporation lawsuit, as the court reduced the amount of damages from $36.7 million to $4.0 million.

Other Income (Expense), Net.

In fiscal 2008, other expense, net, including interest income, net, and changes in foreign currency transactions, was $2.9 million, as compared to other expense, net of $1.3 million in fiscal 2007 and other income, net of $4.0 million in fiscal 2006. The increase in other expense, net, in fiscal 2008 is primarily due to foreign exchange losses from the deterioration of the U.S. dollar against the Euro, partially offset by the recognition of $1.1 million received on an insurance claim. The shift to other expense, net, from fiscal 2006 to fiscal 2007 occurred principally due to the decline of the dollar as compared to the Euro, partially offset by proceeds from an insurance claim.

Interest income, net, was $277,000 in fiscal 2008 as compared to $1.8 million in fiscal 2007 and $2.2 million in fiscal 2006. Interest income, net, declined principally because of an increase in interest expense on capital leases, as we acquired capital equipment in Europe.

Provision for (Benefit from) Income Taxes.

In fiscal 2008, the provision for income taxes reflected an effective tax rate of 31% as compared to 37% in fiscal 2007 and (53%) in fiscal 2006. The fiscal 2008 tax rate was reduced from the statutory tax provision rate of 37% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 6%. The fiscal 2007 tax rate was reduced from the statutory tax provision rate of 38% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 1%. The fiscal 2006 tax benefit rate was increased from the statutory tax rate of 44% due to the release of valuation allowance booked against deferred tax assets for a benefit of 175%, the write-off of non-utilizable net operating losses for a provision of 175%, and other tax benefits of 9%.

Liquidity and Capital Resources

As of March 31, 2008, cash and cash equivalents were $56.6 million as compared to $54.0 million at March 31, 2007 and $78.2 million at March 31, 2006. The increase in cash and cash equivalents during fiscal 2008 as compared to fiscal 2007 was primarily from cash generated by operations. The decrease in cash and cash equivalents in fiscal 2007 as compared to fiscal 2006 was primarily due to an inventory buildup of $23.8 million and stock repurchases of $18.4 million. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2008 was $28.0 million as compared to $1.9 million in fiscal 2007 and $31.1 million in fiscal 2006. During fiscal 2008, net accounts receivable increased by $7.8 million, or 18.2%, primarily due to the timing of revenues. At March 31, 2008, one customer accounted for 11.8% of our net receivables. Our net inventory increased slightly by $551,000, or 0.6%, primarily to meet the expected higher demand. Our accounts payable increased by $1.6 million, or 7.8%, principally because of the timing of purchases of inventories. In fiscal 2007, working capital was principally used to fund the purchase of inventories. In fiscal 2006, working capital increased principally due to build up of inventory and increase in accounts receivable.

We used $10.7 million in net cash for investing activities during fiscal 2008, as compared to $8.9 million in fiscal 2007 and $20.8 million in fiscal 2006. In all three fiscal years, our uses of cash for investing activities reflected principally the purchase of plant and equipment. During fiscal 2008, we spent $7.2 million on capital expenditures, as compared to $9.5 million in fiscal 2007 and $18.6 million in fiscal 2006. In fiscal 2008 and 2007, the capital expenditures were principally for equipment required to increase our production capacity. In fiscal 2006, the capital expenditure was primarily for the purchase of two buildings.

For fiscal 2008, net cash used in financing activities was $18.6 million, as compared to net cash used in financing activities of $20.1 million in fiscal 2007 and net cash provided by financing activities of $11.2 million in fiscal 2006. In fiscal 2008 and 2007, we spent $15.1 million and $18.4 million, respectively, to purchase our stock for treasury. During fiscal 2006, we received $17.9 million, primarily from a loan of €10 million, or $12.2 million at the time and $5.3 million from the exercise of options.

Another potential source of liquidity is available borrowings under existing lines of credit. At March 31, 2008, we had available credit aggregating $3.6 million.

At March 31, 2008, our debt, consisting of capital lease obligations and loans payable, was $32.4 million, representing 57.2% of our cash and cash equivalents and 16.2% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for debt has not materially affected our ability to fund our operating needs.

We are obligated on a €8.2 million, or $12.9 million, loan. The loan has a remaining term of 12 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan through 2010, a principal payment of €167,000, or about $264,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at March 31, 2008 was $7.3 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.

At March 31, 2008, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. See Note 10, “Pension Plans” of Notes to Consolidated Financial Statements for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2008, we had $56.6 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, investments in new product development or one or more acquisitions. We use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any significant open foreign exchange forward and option contracts at March 31, 2008. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2008 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
		Less Than			After 5
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	Years

Long term debt(2)	$20,445	$1,286	$9,422	$2,105	$7,632
Capital lease obligations(3)	12,945	5,475	6,754	716	—
Operating lease obligations	11,263	1,626	2,054	1,428	6,155
Inventory purchase obligations(4)	21,607	10,357	6,000	5,250	—

Total	$66,260	$18,744	$24,230	$9,499	$13,787

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 10, “Pension Plans” of Notes to Consolidated Financial Statements. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans, defined contribution plan, in Note 8, “Employee Savings and Retirement Plan” and Note 10, “Pension Plans” of Notes to Consolidated Financial Statements.

(2)	Includes borrowing where the repayment terms are to be renegotiated in fiscal 2011.

(3)	Includes anticipated interest payments totaling $1,032,000.

(4)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our Consolidated Balance Sheet as of March 31, 2008, as we had not yet received the related goods or taken title to the property.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risks, credit risks and legal risks that are not discussed or quantified in the following analyses.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2008 would have had the effect of decreasing our net income by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal is not subject to interest rate risk and our cash and cash equivalents greatly exceed our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

Revenues from our foreign subsidiaries were approximately 48.9% of total revenues in fiscal 2008. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

Although from time to time we enter into a limited number of foreign exchange forward or option contracts or to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. The foreign exchange forward or option contracts we have entered into generally have original maturities ranging from one to six months. We do not enter into these contracts for trading purposes and do not expect gains or losses on these contracts to have a material impact on our financial results.

We have foreign currency exchange rate risk and interest rate risk from a €8.2 million, or approximately $12.9 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank for a term of about 12 years.

The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at March 31, 2008 was 4.8%. See Note 2, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements for further information regarding fair value.

A hypothetical 10% adverse fluctuation in exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of decreasing our net income as of the end of fiscal 2008 by an amount less than $3.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, was incorporated in the analysis.

This model represents a change from last year’s model. Last year we did not include the impact of foreign exchange changes on the balance sheets of our principal foreign units. We changed the model because we concluded that the foreign exchange effects on the balance sheets of our principal foreign units were having a significant impact on our financial statements. In fiscal 2007, we concluded that a 10% adverse change in foreign exchange rates would have had an effect of decreasing our net income as of the end of fiscal 2007 by less than $1.0 million. Applying last year’s model to the fiscal 2008 data results in a conclusion that a 10% adverse change in foreign exchange rates would have had an effect of decreasing our net income as of the end of fiscal 2008 by an amount less than $1.0 million.

It is likely that our future financial results could be directly affected by changes in foreign currency exchange rates. We will continue to face foreign currency exchange risks in the future. Therefore, our financial results could be directly affected by weak economic conditions in foreign markets. In addition, a strengthening of the U.S. dollar, the Euro or the British pound could make our products less competitive in foreign markets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IXYS Corporation
Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 11 to the Consolidated Financial Statements, effective April 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
June 12, 2008

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$56,614	$54,027
Restricted cash	620	169
Accounts receivable, net of allowances of $1,712 in 2008 and $2,847 in 2007	50,270	42,519
Inventories	86,516	85,965
Prepaid expenses and other current assets	6,415	3,268
Deferred income taxes	7,578	14,345

Total current assets	208,013	200,293
Property, plant and equipment, net	58,033	48,741
Other assets	8,593	5,319
Deferred income taxes	13,546	12,827
Goodwill	5,645	6,461

Total assets	$293,830	$273,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,890	$3,686
Current portion of loans payable	1,286	1,012
Accounts payable	21,489	19,926
Accrued expenses and other liabilities	17,956	19,081
Litigation reserve	—	14,180

Total current liabilities	45,621	57,885
Long term income tax payable	4,570	—
Capitalized lease obligations, net of current portion	7,023	6,660
Long term loans, net of current portion	19,159	11,112
Pension liabilities	17,228	16,875

Total liabilities	93,601	92,532

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,403,630 issued and 31,086,159 outstanding and 35,031,947 issued and 32,512,039 outstanding at March 31, 2008 and 2007, respectively	354	350
Additional paid-in capital	170,043	165,889
Treasury stock, at cost: 4,317,471 and 2,519,908 common shares at March 31, 2008 and 2007, respectively	(37,918)	(22,851)
Retained earnings	50,494	29,605
Accumulated other comprehensive income	17,256	8,116

Total stockholders’ equity	200,229	181,109

Total liabilities and stockholders’ equity	$293,830	$273,641

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$304,456	$285,908	$251,487
Cost of goods sold	217,332	201,577	169,792

Gross profit	87,124	84,331	81,695

Operating expenses:
Research, development and engineering	21,124	20,105	17,523
Selling, general and administrative	42,093	44,134	38,371
Litigation provision	(12,957)	(29,435)	42,810

Total operating expenses	50,260	34,804	98,704

Operating income (loss)	36,864	49,527	(17,009)
Other income (expense):
Interest income	2,121	2,813	2,504
Interest expense	(1,844)	(1,020)	(322)
Other (expense) income, net	(3,162)	(3,081)	1,810

Income (loss) before income tax	33,979	48,239	(13,017)
(Provision for) benefit from income tax	(10,690)	(18,020)	6,911

Net income (loss)	$23,289	$30,219	$(6,106)

Net income (loss) per share — basic	$0.73	$0.90	$(0.18)

Weighted average shares used in per share calculation — basic	31,906	33,505	33,636

Net income (loss) per share — diluted	$0.71	$0.87	$(0.18)

Weighted average shares used in per share calculation — diluted	33,031	34,784	33,636

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$23,289	$30,219	$(6,106)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments securities, net of taxes, $(263) in 2008, $447 in 2007 and $0 in 2006	(286)	317	327
Change in pension liability, net of taxes, $148 in 2008, $875 in 2007 and $646 in 2006	(353)	(1,588)	(1,159)
Foreign currency translation adjustments	9,779	5,752	(3,517)

Comprehensive income (loss)	$32,429	$34,700	$(10,455)

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
							Retained Earnings	Other
			Additional	Treasury	Treasury	Notes Receivable	(Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	from Stockholders	Deficit)	Income	Equity
	(In thousands)

Balances, March 31, 2005	33,586	336	153,372	227	(1,552)	(355)	5,492	7,984	165,277
Exercise of stock options	1,014	10	4,582	—	—	—	—	—	4,592
Issuance of common stock under employee stock purchase plan	78	1	687	—	—	—	—	—	688
Tax benefit on employee equity incentive plan	—	—	2,465	—	—	—	—	—	2,465
Purchase of treasury stock	—	—	—	298	(2,902)	—	—	—	(2,902)
Amortization of deferred compensation	—	—	4	—	—	—	—	—	4
Interest accrued on notes receivable	—	—	8	—	—	(8)	—	—	—
Repayment of note receivable	—	—	—	—	—	304	—	—	304
Unrealized gain on available-for-sale investments net of taxes	—	—	—	—	—	—	—	327	327
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,517)	(3,517)
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	(1,159)	(1,159)
Net loss	—	—	—	—	—	—	(6,106)	—	(6,106)

Balances, March 31, 2006	34,678	347	161,118	525	(4,454)	(59)	(614)	3,635	159,973
Stock grants and exercise of stock options	275	2	1,550	—	—	—	—	—	1,552
Issuance of common stock under employee stock purchase plan	79	1	658	—	—	—	—	—	659
Share-based compensation	—	—	2,009	—	—	—	—	—	2,009
Tax benefit on employee equity incentive plan	—	—	554	—	—	—	—	—	554
Purchase of treasury stock	—	—	—	1,995	(18,397)	—	—	—	(18,397)
Repayment of note receivable	—	—	—	—	—	59	—	—	59
Unrealized gain on available-for-sale investments net of taxes	—	—	—	—	—	—	—	317	317
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,752	5,752
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	(1,588)	(1,588)
Net income	—	—	—	—	—	—	30,219	—	30,219

Balances, March 31, 2007	35,032	$350	$165,889	2,520	$(22,851)	$—	$29,605	$8,116	$181,109

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
							Retained Earnings	Other
			Additional	Treasury	Treasury	Notes Receivable	(Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	from Stockholders	Deficit)	Income	Equity
	(In thousands)

Balances, March 31, 2007	35,032	$350	$165,889	2,520	$(22,851)	$—	$29,605	$8,116	181,109
Stock grants and exercise of stock options	239	3	1,080	—	—	—	—	—	1,083
Issuance of common stock under employee stock purchase plan	93	1	669	—	—	—	—	—	670
Share-based compensation	40	—	2,164	—	—	—	—	—	2,164
Tax benefit on employee equity incentive plan	—	—	241	—	—	—	—	—	241
Purchase of treasury stock	—	—	—	1,798	(15,067)	—	—	—	(15,067)
Unrealized loss on available-for-sale investments net of taxes	—	—	—	—	—	—	—	(286)	(286)
Foreign currency translation adjustments	—	—	—	—	—	—	—	9,779	9,779
Minimum pension liability, net of taxes	—	—	—	—	—	—	—	(353)	(353)
FIN 48 related earnings adjustment	—	—	—	—	—	—	(2,400)		(2,400)
Net income	—	—	—	—	—	—	23,289	—	23,289

Balances, March 31, 2008	35,404	$354	$170,043	4,318	$(37,918)	$—	$50,494	$17,256	$200,229

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$23,289	$30,219	$(6,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,868	10,499	8,543
Provision for receivables allowances	3,201	11,745	5,578
Net change in inventory reserves	3,284	1,581	6,434
Change in litigation provision	(12,957)	(29,435)	42,810
Foreign currency adjustments on intercompany amounts	1,006	491	194
Deferred income taxes	7,313	16,247	(14,426)
Excess tax benefit from stock-based compensation	(241)	(554)	—
Tax benefit from employee equity incentive plans	—	—	2,465
Compensation expense for notes from stockholders	—	—	4
Stock based compensation	2,164	2,009	—
(Gain) on disposal of investments	(882)	(631)	—
Loss (gain) on disposal of plant and equipment	(5)	100	(2)
Changes in operating assets and liabilities:
Accounts receivable	(8,099)	(9,534)	(9,515)
Inventories	940	(23,824)	(17,078)
Prepaid expenses and other current assets	196	1,017	1,371
Other assets	(259)	334	826
Accounts payable	234	(1,577)	7,805
Accrued expenses and other liabilities	(3,185)	(6,406)	1,256
Pension liabilities	(912)	(398)	984

Net cash provided by operating activities	27,955	1,883	31,143

Cash flows from investing activities:
Change in restricted cash	(451)	144	(159)
Purchases of investments	(4,012)	(239)	(2,081)
Purchases of plant and equipment	(7,236)	(9,478)	(18,613)
Proceeds from sale of investments	962	708	—
Proceeds from sale of plant and equipment	—	—	97

Net cash used in investing activities	(10,737)	(8,865)	(20,756)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,365)	(3,495)	(3,204)
Proceeds from loans	—	—	12,344
Repayment of loans	(1,141)	(1,025)	(608)
Excess tax benefit from stock-based compensation	241	554	—
Purchases of treasury stock	(15,067)	(18,397)	(2,902)
Proceeds from employee equity plans	1,753	2,211	5,280
Proceeds from collection of notes from stockholders	—	59	304

Net cash (used in) provided by financing activities	(18,579)	(20,093)	11,214

Effect of exchange rate fluctuations on cash and cash equivalents	3,948	2,910	(1,553)

Net increase (decrease) in cash and cash equivalents	2,587	(24,165)	20,048
Cash and cash equivalents at beginning of the year	54,027	78,192	58,144

Cash and cash equivalents at end of the year	$56,614	$54,027	$78,192

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,454	$1,018	$322
Cash paid during the period for income taxes	$7,000	$8,786	$1,008
Supplemental Disclosure of Noncash Investing and Financing Activities
Fixed assets acquired under capital leases and loans	$12,011	$7,666	$2,508

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:

IXYS Corporation (“IXYS” or the “Company”) designs, develops, manufactures and markets power semiconductors and digital and analog integrated circuits (“ICs”). Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies (“UPS”) and switch mode power supplies (“SMPS”), and medical electronics. IXYS’s power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. IXYS’s target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. IXYS’s power semiconductors include power metal oxide silicon field effect transistors (“Power MOSFETs”), insulated gate bipolar transistors (“IGBTs”), thyristors and rectifiers, including fast recovery epitaxial diodes (“FREDs”). IXYS’s ICs include solid-state relays (“SSRs”) for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers.

IXYS sells products in North America, Europe and Asia through an organization that includes direct sales personnel, independent representatives and distributors. The Company is headquartered in Northern California with principal operations in California, Massachusetts, Germany and the United Kingdom. Each site has manufacturing, research and development and sales and distribution activities. The Company also makes use of subcontract manufacturers for fabrication of wafers and for assembly and test operations.

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

IXYS sells to distributors and original equipment manufacturers. Approximately 48.3% of the Company’s revenues in fiscal 2008 were from distributors. IXYS provides its distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. IXYS recognizes revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of IXYS must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from IXYS, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances where the Company is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.”

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

Allowance for stock rotation.  The Company also provides “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2008, 2007 and 2006, approximately $1.0 million, $1.8 million and $962,000, respectively, of products were returned to IXYS under the program. IXYS generally establishes the stock rotation on all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end-customers. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. The Company has no obligation to accept this request. However, it is the Company’s historical practice to allow some companies to obtain pricing adjustments for inventory held. IXYS’s distributors had approximately $5.2 million in inventory of the Company’s products on hand at March 31, 2008. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends IXYS sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. The Company receives periodic statements regarding its products held by distributors. These procedures require the exercise of significant judgments. IXYS believes that they enable the Company to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits IXYS for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2008 (in thousands):

Balance March 31, 2005	$553
Additions	2,300
Deductions	(2,400)

Balance March 31, 2006	453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	$345

Nonrecurring engineering (“NRE”):  For NRE, related to engineering work performed by the Clare Micronix division to design chip prototypes that will later be used to produce required units, customers enter into arrangements with Clare Micronix to perform engineering work for a fixed fee. Clare Micronix records fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards, or SFAS, No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs totaled approximately $352,000 in the fiscal year ended March 31, 2008 (“fiscal 2008”), $355,000 in fiscal 2007 and $363,000 in fiscal 2006.

IXYS states its revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash:

Cash and cash equivalents at March 31, 2008 and March 31, 2007 include restricted cash balances of $620,000 and $169,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

Inventories:

Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. The Company follows SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The application of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements. IXYS reviews its standard costs on an as-needed basis but in any event at least once a year, and updates them as appropriate to approximate actual costs.

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

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once inventory is written down below cost, it is not written back up until inventory is subsequently sold or scrapped. IXYS does not physically segregate excess inventory and assign unique tracking numbers to it in the Company’s accounting systems. Consequently, IXYS cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, IXYS is unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on its gross profit margin.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2005	$21,241
Sale of excess inventory	(1,991)
Scrap of excess inventory	(3,860)

Balance of excess inventory	15,390
Additional accrual of excess inventory	3,987

Balance at March 31, 2006	19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional accrual of excess inventory	6,971

Balance at March 31, 2007	18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional accrual of excess inventory	5,120

Balance at March 31, 2008	$19,250

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

In addition, the inventory of the Company is also being written down to lower of cost or market or net realizable value. IXYS reviews its inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2008 and 2007, the Company’s lower of cost or market reserve was $1.0 million and $615,000, respectively.

The Company periodically identifies any inventory that is no longer usable and writes it off against recorded reserves.

The Company has entered into purchase agreements for purchase of wafers and substrates over one to five years. Under these agreements, the supplier agrees to supply and the Company is obliged to purchase products corresponding to an agreed yearly purchase amount. The Company has recognized the liability for all products delivered as at March 31, 2008. The total amount committed under the agreements has been disclosed in Note 6, “Commitments and Contingencies.”

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation is computed using the straight-line method over estimated useful lives of 2 to 14 years for equipment and 24 years to 50 years for property and plant. Upon disposal, the assets and related accumulated depreciation are removed from IXYS’s accounts and the resulting gains or losses are reflected in the statements of operations. Repairs and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.

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

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. This loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany. See Note 5, “Borrowing Arrangements” for more details.

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, acquired real property in Milpitas, California for $7.5 million. The Company moved its corporate office and a facility for operations to this location in January 2008. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million. For further details regarding the loan, see Note 5.

Treasury Stock:

The Company accounts for treasury stock using the cost method.

Other Assets:

Other assets include marketable equity securities classified as available-for-sale and long term equity investment accounted under the equity method. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized gains and losses on these investments are included as a separate component of stockholders’ equity. Realized gains (calculated as proceeds less specifically identified costs) and losses and declines in value of these investments judged by management to be other than temporary, if any, are included in interest income and expense. The Company has a 45% equity interest in Powersem GmbH (“Powersem”), a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd (“EB Tech”), a radiation services provider based in South Korea. These investments are accounted for using the equity method. The Company recognized income of $507,000 and loss of $176,000 during fiscal 2008 on each of these investments, respectively. In fiscal 2007 and fiscal 2006, the Company recognized income of $433,000 and $510,000, respectively. See Note 4, “Balance Sheet Details” for further information.

An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment during the quarter ending March 31, as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the reporting unit’s net assets exceed the fair value of the reporting unit. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. IXYS has not recorded an impairment of goodwill or intangible assets.

In fiscal 2008, the Company reduced goodwill by $816,000. In fiscal 2007, the Company reduced goodwill by $1.0 million. In fiscal 2006, the Company reduced goodwill and intangible assets by $14 million and $1.3 million, respectively. The reductions in goodwill resulted from valuation allowance releases on deferred tax assets, accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” This is discussed in Note 11, “Income Taxes” below. These deferred tax assets were from loss carryforwards of acquired entities. At March 31, 2008, the Company had goodwill of $5.6 million and intangible assets of $466,000 included in other assets.

Foreign Exchange Contracts:

Although the majority of IXYS’s transactions are in U.S. dollars, IXYS enters into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with its operations. From time to time, IXYS purchases short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. IXYS does not purchase these contracts for trading purposes. The Company elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. IXYS did not have any significant open foreign exchange forward and option contracts during the year ended March 31, 2008.

Defined Benefit Plans:

IXYS maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the Company’s pension plans. Effective at the end of fiscal 2007, IXYS adopted the provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans.” SFAS No. 158 required IXYS to recognize the funded status of its defined benefit pension and post-retirement benefit plans in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income, net of tax. The adoption of SFAS No. 158 did not have any impact on the consolidated financial statements. See Note 10, “Pension Plans” for the effects of the adoption of SFAS No. 158.

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

Advertising:

IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2008, 2007 and 2006 was $518,000, $628,000 and $603,000, respectively. Advertising expense is included in selling, general and administrative expense.

Research and Development:

Research and development costs are charged to operations as incurred.

Income Taxes:

IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, IXYS considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If IXYS determines that it is more probable that it will not realize all or a portion of its remaining deferred tax assets, it will increase its valuation allowance with a charge to income tax expense. Conversely, if IXYS determines that it is likely that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released as either a credit to goodwill, non-current intangible assets, or income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or IXYS adjusts these estimates in future periods, IXYS may need to establish or increase an additional valuation allowance that could materially impact its financial position and results of operations. IXYS’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

IXYS adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance as of April 1, 2007. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

Other Income and Expense:

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with the Company’s share of income from investments accounted for on the equity method.

Indemnification:

The Company does not provide product guarantees or warranties. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company also provides in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of March 31, 2008 and 2007.

Legal Contingencies:

IXYS is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IXYS evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows. At March 31, 2008, IXYS did not have any reserves for litigation upon the favorable fiscal 2008 decisions of the appellate courts in the matters involving International Rectifier Corporation and LoJack Corporation. At March 31, 2007, IXYS had reserves of approximately $14.2 million for litigation, comprised of reserves for the litigation against International Rectifier Corporation of $6.8 million and against LoJack Corporation of $7.4 million. The Company expenses legal costs related to loss contingencies as incurred.

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

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available for sale” and minimum pension liability, net of tax. See Note 7, “Accumulated Other Comprehensive Income.”

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

Employees Covered by Collective Bargaining Arrangements:

Approximately 150 IXYS employees in the United Kingdom and 278 in Germany have their annual pay increases negotiated by a labor union.

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

IXYS invests its excess cash primarily in foreign and domestic banks in short-term time deposit and money market accounts. Maturities are generally three months or less. Additionally, IXYS invests in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. IXYS has not experienced any losses on such investments.

IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS. See Note 13, “Segment and Geographic Information” for a discussion of revenues by geography.

In the years ended March 31, 2008, 2007 and 2006, no single end-user customer accounted for more than 10% of net revenues. At March 31, 2008 and 2007, one customer accounted for 11.8% and 10.6% of accounts receivable, respectively.

Stock-Based Compensation Plans:

The Company has employee equity incentive plans, which are described more fully in Note 3, “Employee Equity Incentive Plans.” Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share based payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest.

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

Recent Accounting Developments

In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 to the financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 157-1 and No. 157-2 will have on the consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for our company beginning April 1, 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 to the financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for the fiscal year beginning April 1, 2009. The Company is currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company for fiscal quarter beginning after January 1, 2009. The Company is currently evaluating the impact of SFAS No. 161.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as of April 1, 2007 as required. See Note 11 for further discussion.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans:

Stock Options

Stock options may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”) for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. During fiscal 2007, the Company also began to grant options that contain net exercise provisions. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.

Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 11.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date. On May 20, 2008, the Board of Directors (the “Board”) of IXYS approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”), under which 3,500,000 shares of the common stock of IXYS will be reserved for the grant of stock options. The Board adopted a resolution that no more than 200,000 additional shares will be granted under the 1999 Equity Incentive Plan between May 21, 2008 and the plan’s expiration in May 2009 if the 2008 Plan is approved by the stockholders.

Employee Stock Purchase Plan

In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors of the Company amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2008, there were 92,736 shares purchased under the Purchase Plan, leaving 328,977 shares available for purchase under the plan in the future.

Restricted Stock Units

On May 12, 2006, the Board of Directors of the Company amended the Company’s 1999 Equity Incentive Plan to provide for the grant of Restricted Stock Unit Awards (“RSUs”). Pursuant to a RSU award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock.

Stock Bonuses

Under the Plans, IXYS may also award shares of common stock as stock bonuses.

Fair Value of Stock Compensation:

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. During fiscal 2006, IXYS accelerated the vesting of the right to purchase 920,250 shares of its common stock pursuant to previously granted stock options. The accelerated options had a weighted average exercise price of $12.99 per share and the exercise prices were excess of the closing price on the date of the acceleration. The vesting was accelerated to avoid future accounting charges under SFAS No. 123(R).

The fair value of issuances under the Company’s Employee Stock Purchase Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option,” and using the Black-Scholes options pricing model, consistent with the requirements of SFAS No. 123(R).

Share-based compensation recognized in the fiscal years ended March 31, 2008 and 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock under the Employee Stock Purchase Plan.

The following table summarizes the effects of share-based compensation recognized on the Company’s consolidated statement of income resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (in thousands except per share amounts):

Income Statement Classifications

	Year Ended March 31,
	2008	2007	2006

Selling, general and administrative expenses	$2,164	$2,009	$—

Share-based compensation effect on income before taxes	2,164	2,009	—
Benefit from income taxes	639	312	—

Net share-based compensation effects on net income	$1,525	$1,697	$—

Share-based compensation effect on net income per share — basic	$0.05	$0.05	$—

Share-based compensation effect on net income per share — diluted	$0.05	$0.05	$—

Share-based compensation effect on cash flow from operating activities	$(241)	$(554)	$—

Share-based compensation effect on cash flow from financing activities	$241	$554	$—

As of March 31, 2008, there were $3.6 million of total unrecognized compensation costs related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years. Total tax benefit realized during the year ended March 31, 2008 on stock options was $241,000.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans and rights to acquire stock granted under the Purchase Plan, was as follows (in thousands except per share amounts):

Year Ended
March 31,
2006

Net loss, as reported	$(6,106)
Less: Total stock-based compensation determined under fair value based methods for all awards to employees, net of tax	(4,235)

Pro forma net loss	$(10,341)

Reported net loss per share — basic	$(0.18)

Pro forma net loss per share — basic	$(0.31)

Reported net loss per share — diluted	$(0.18)

Pro forma net loss per share — diluted	$(0.31)

The weighted average estimated values of employee stock option grants and rights granted under the Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2008, 2007 and 2006, were based on estimates at the date of grant as follows:

				Employee Stock
	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2008	2007	2006(1)	2008	2007	2006(1)

Weighted average estimated per share fair value of grant	$4.11	$4.21	$6.68	$2.89	$4.11	$3.59
Risk-free interest rate	4.6%	4.9%	3.9%	4.8%	4.5%	2.4%
Expected term (in years)	4.3	3.7	4.0	0.5	0.5	0.5
Volatility	48.7%	54.0%	63.0%	44.3%	53.0%	57.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Assumptions were used in the calculation of fair value according to the original provisions of SFAS No. 123.

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

The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as such stock bonuses are vested immediately. The Company did not grant any bonus shares during fiscal 2008.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under the Company’s equity incentive plans for fiscal 2008, 2007 and 2006 is summarized below:

		Options Outstanding		Weighted Average
	Shares Available	Number of	Intrinsic	Exercise Price
	for Grant	Shares	Value(1)(2)	per Share(3)
			(000)

Balances, March 31, 2005	3,797,858	5,197,075		$6.68
New shares authorized	1,000,000	—
Options granted	(804,000)	804,000		$13.33
Options exercised	—	(1,003,525)		$4.58
Stock grants	(10,000)	—
Options cancelled	74,424	(74,424)		$7.06
Options expired	78,634	(78,634)		$14.50

Balances, March 31, 2006	4,136,916	4,844,492		$8.09
New shares authorized	1,000,000	—
Options granted	(30,000)	30,000		$9.36
Options exercised	—	(250,976)	$925	$6.19
Stock grants	(10,000)	—
Options cancelled	48,850	(48,850)		$7.65
Options expired	20,857	(118,641)		$5.62

Balances, March 31, 2007	5,166,623	4,456,025	$14,528	$8.27
New shares authorized	1,000,000	—
Options granted	(815,200)	815,200		$9.32
Options exercised	—	(238,679)	$941	$4.53
Stock grants	—	—
Options cancelled	73,291	(73,291)		$9.69
Options expired	122,225	(130,438)		$14.00

Balances, March 31, 2008	5,546,939	4,828,817	$4,779	$8.46
Restricted Stock Units
Balances, March 31, 2006	—	—
Granted	(158,000)	158,000	$1,498	$9.48
Vested		(14,148)	$132	$8.94
Forfeited	4,500	(4,500)		$9.23

Balances, March 31, 2007	(153,500)	139,352		$9.54
Granted	—	—
Vested	—	(40,268)	$401	$9.46
Forfeited	1,734	(1,734)		$9.35

Balances, March 31, 2008	(151,766)	97,350		$9.58

Balances, March 31, 2008	5,395,173	4,926,167

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $6.83 per share, the closing price of IXYS stock on March 31, 2008 as reported on the Nasdaq Stock Market, for all in-the-money, outstanding and exercisable options.

(3)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes information about stock options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
	Number of		Weighted	Number of	Weighted
Exercise Price	Shares	Weighted Average	Average Exercise	Shares	Average Exercise
per share	Outstanding	Contractual Life	Price per Share	Exercisable	Price per Share

$ 1.68 - 2.34	630,694	1.6	$2.26	630,694	$2.26
$ 2.35 - 4.88	612,833	2.4	$3.89	612,833	$3.89
$ 4.89 - 7.79	1,128,375	4.7	$7.11	1,066,125	$7.12
$ 7.80 - 11.70	1,609,270	7.7	$9.61	811,670	$9.53
$11.71 - 17.30	669,128	5.8	$14.27	669,128	$14.27
$17.31 - 21.36	104,517	1.8	$19.16	104,517	$19.16
$21.37 - 36.24	74,000	2.4	$29.50	74,000	$29.50

$ 1.68 - 36.24	4,828,817	5.1	$8.50	3,968,967	$8.28

Of the 4,828,817 options outstanding, 3,968,967 were exercisable on March 31, 2008 at a weighted average exercise price of $8.28 per share, with an intrinsic value of $4.8 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2008 is 5.1 years and 4.2 years, respectively. Fair value of options that vested during the year ended March 31, 2008 was $1.2 million.

4.	Balance Sheet Details:

Allowances Movement:

	Balance at				Balance at
	Beginning			Translation	End of
	of Year	Additions	Deductions	Adjustments	Year
	(In thousands)

Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2008	$2,847	$3,201	$(4,452)	$116	$1,712
Year ended March 31, 2007	$2,609	$11,745	$(11,577)	$70	$2,847
Year ended March 31, 2006	$2,629	$5,578	$(5,536)	$(62)	$2,609

Inventories:

Inventories consist of the following (in thousands):

	March 31,
	2008	2007

Raw materials	$23,108	$23,144
Work in process	40,828	43,477
Finished goods	22,580	19,344

	$86,516	$85,965

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment:

Property, plant and equipment consists of the following (in thousands):

	March 31,
	2008	2007

Property and plant (useful life of 24 to 50 years)	$31,269	$22,272
Equipment owned (useful life of 2 to 14 years)	76,889	68,007
Equipment capital leases (useful life of 3 to 5 years)	35,207	26,004
Leasehold improvements (useful life of up to 7 years)	1,258	1,003

	144,623	117,286
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(62,770)	(52,753)
Accumulated amortization — equipment capital leases	(23,820)	(15,792)

	$58,033	$48,741

Depreciation and amortization expense for fiscal years ended March 31, 2008, 2007 and 2006 amounted to $12.9 million, $10.5 million and $8.5 million, respectively.

Other Assets:

Other assets consist of the following (in thousands):

	March 31,
	2008	2007

“Available for sale” investment securities	$3,161	$2,913
Long term equity investment	4,298	1,680
Intangible assets, net of accumulated amortization of $7.5 million in 2008 and $6.5 million in 2007	466	390
Other	668	336

	$8,593	$5,319

Available for sale investment securities have been stated at their fair value as at March 31, 2008 and include an unrealized gain of $358,000, $643,000 and $326,000 at March 31, 2008, 2007 and 2006, respectively. During fiscal 2008, the Company recognized a gain of $124,000 on the sale of available-for-sale investment securities, of which $66,000 was included as unrealized gains in accumulated other comprehensive income as of March 31, 2007. Amortization of intangible assets was approximately $235,000 and $517,000 in fiscal 2008 and 2007, respectively. The amortization of intangible assets is expected to be $214,000, $145,000, $61,000, $8,000 and $8,000 in fiscal 2009, 2010, 2011, 2012 and 2013, respectively.

Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2008	2007

Uninvoiced goods and services	$6,306	$6,964
Compensation and benefits	7,428	5,782
Income taxes	—	3,884
Commission, royalties, deferred revenue and other	4,222	2,451

	$17,956	$19,081

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Borrowing Arrangements:

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at March 31, 2008 was 4.8%.

Each fiscal quarter beginning with the quarter ended September 2005, during the first five years of the loan, a principal payment of €167,000, or about $264,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.

Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

LaSalle Bank National Association

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. For further details regarding the acquisition of property, see Note 2. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from IXYS and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is shown net of the loan liability.

Aggregate debt maturities at March 31, 2008 were: $1.3 million in fiscal 2009, $1.3 million in fiscal 2010, $8.1 million in fiscal 2011, $1.1 million in fiscal 2012, $1.1 million in fiscal 2013 and $7.5 million thereafter.

6.	Commitments and Contingencies:

Commitments:

IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2012 at interest rates of 5.6% to 6.65%.

IXYS rents certain of its facilities under operating leases expiring through fiscal 2022.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital, operating leases and commitments for inventory purchase are (in thousands):

	Capital	Operating	Inventory Purchase
Fiscal Year Ending March 31,	Leases	Leases	Obligations

2009	$5,475	$1,626	$10,357
2010	4,089	1,153	3,000
2011	2,665	901	3,000
2012	716	718	3,000
2013	—	710	2,250
Thereafter	—	6,155	—

Total minimum payments	12,945	$11,263	$21,607

Less: Interest	1,032

	11,913
Less: current portion	4,890

	$7,023

Rent expense for fiscal years ended March 31, 2008, 2007 and 2006 amounted to $1.6 million, $1.3 million and $1.5 million, respectively.

As of March 31, 2008 and 2007, IXYS had cash deposits with financial institutions of $620,000 and $169,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are restricted for less than one year and are included in restricted cash on the Company’s balance sheets.

IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At March 31, 2008, there were approximately $1.4 million of open letters of credit to support inventory purchases. Westcode had a Letter of Credit facility from a British bank. At March 31, 2008, there were approximately £315,000, or $628,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £121,000, or $241,000, in connection with a product supply contract.

On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company also provides in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate the potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of March 31, 2008 and 2007.

Legal Proceedings:

IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on its financial condition, results of operations or cash flows.

International Rectifier

In June 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringed U.S. patents owned by International Rectifier. International Rectifier’s complaint

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against IXYS contended that IXYS’s alleged infringement of International Rectifier’s patents had been and continued to be willful and deliberate. Subsequently, the U.S. District Court decided that certain of IXYS’s power MOSFETs and IGBTs infringed patents owned by International Rectifier.

In September 2006, the U.S. District Court entered a judgment for $6.2 million in damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, IXYS believes that its counsel took timely corrective measures and that it is unlikely that IXYS’s appeal will be ultimately ruled to be late. In January 2008, the appeal was argued before the United States Court of Appeals for the Federal Circuit. In February 2008, the Federal Circuit Court reversed the U.S. District Court, vacated the damages award and the permanent injunction and ruled that there shall be no further proceedings in the case regarding any question of infringement. In March 2008, the Federal Circuit Court refused to rehear the case. International Rectifier could petition the U.S. Supreme Court to consider the Federal Circuit’s ruling.

There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows.

LoJack

In April 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. In February 2006, the jury awarded LoJack $36.7 million in damages. In July 2006, the Superior Court reduced LoJack’s damages to $4 million. In July 2007, the Appeals Court ruled that Clare owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 2003, which aggregated to $1.2 million. In September 2007, the Supreme Judicial Court of Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between Clare and LoJack. Clare paid LoJack $1.2 million in accordance with the opinion of the Appeals Court.

7.	Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of tax:

	Year Ended March 31,
	2008	2007
	(In thousands)

Accumulated net unrealized gain on available-for-sale investments securities, net of taxes $184 in 2008 and $447 in 2007	$358	$644
Adjustments to pension liability, net of taxes of $1,667 in 2008 and $1,519 in 2007(1)	(3,100)	(2,747)
Accumulated foreign currency translation adjustments	19,998	10,219

Total accumulated other comprehensive income	$17,256	$8,116

(1)	In fiscal 2008, reflects changes in the unfunded status of the Company’s pension plans, as required by SFAS No. 158. In fiscal 2007, reflects additional minimum liability, as required by SFAS No. 87.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee Savings and Retirement Plan:

IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to 20% of yearly compensation and IXYS may make matching contributions as determined by the Board of Directors in a resolution on or before the end of the fiscal year. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2008, 2007 and 2006, IXYS contributed $486,000, $519,000 and $396,000, respectively.

Westcode also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. Westcode contributes between 5% to 7% depending upon the contribution by the employee. Additionally, Westcode pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by Westcode. Westcode contributed $410,000 and $194,000 in 2008 and 2007, respectively.

9.	Related Party Transactions:

IXYS owns 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2008, 2007 and 2006, IXYS recorded revenues of $2.7 million, $2.4 million and $1.5 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2008, 2007 and 2006, IXYS purchased $5.3 million, $2.8 million and $3.1 million, respectively, from Powersem. At March 31, 2008, 2007 and 2006, the accounts receivable balance from IXYS’s sales to Powersem was $292,000, $305,000 and $143,000, respectively. The accounts payable balance of IXYS to Powersem, as of March 31, 2008, 2007 and 2006, was $112,000, $261,000 and $129,000, respectively. IXYS loaned Powersem $30,000, interest free, in fiscal 2003. The loan was repaid in full on April 12, 2006.

IXYS owns 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2008, EB Tech rendered processing services totaling approximately $3,000 to IXYS. No services were rendered by EB Tech in the fiscal years 2007 and 2006.

Omni Microelectronics, a consulting and engineering company majority owned by S. Joon Lee, was paid fees by Samsung Electronics on $26.4 million, $39.6 million, and $37.1 million billed to the Company by Samsung Electronics during fiscal 2008, 2007, and 2006, respectively, for wafer fabrication services. Mr. Lee is a director of the Company. Omni Microelectronics’ arrangement with Samsung ended in February 2008.

10.	Pension Plans:

IXYS maintains two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies or trustees and/or accrues for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets was March 31, 2008, as required by SFAS No. 158. Both the plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.

Effective at the end of fiscal 2007, IXYS adopted the provisions of SFAS No. 158. SFAS No. 158 required IXYS to recognize the funded status of its defined benefit pension plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Application of SFAS No. 158 did not have any impact on the consolidated financial position, primarily due to curtailment of the pension plans.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Period Pension Cost:

The net periodic pension expense includes the following components:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Service cost	$—	$824	$837
Interest cost	2,168	1,882	1,667
Expected return on plan assets	(1,782)	(1,606)	(1,189)
Recognized actuarial loss	123	70	54

Net periodic pension expense	$509	$1,170	$1,369

Net Amount Recognized:

	Year Ended March 31,
	2008	2007
	(In thousands)

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$41,113	$36,944
Service cost	—	824
Interest cost	2,168	1,882
Plan participants contribution	—	180
Actuarial (gain) loss	(2,589)	(1,037)
Benefits paid	(1,367)	(1,834)
Foreign currency adjustment	1,968	4,154

Projected benefit obligation at year end	$41,293	$41,113

Change in plan assets
Fair value of plan assets at the beginning of the year	$24,238	$21,743
Actual (loss) return on plan assets	(503)	136
Employer contribution	819	1,034
Plan participants contribution	—	180
Benefits paid from assets	(969)	(1,468)
Foreign currency adjustment	480	2,613

Plan assets at fair value at year end	$24,065	$24,238

Unfunded status of the plan at year end	$(17,228)	$(16,875)
Pension liability recognized on the balance sheet due after one year	$(17,228)	$(16,875)

Amounts recognized in Accumulated other comprehensive income (loss)
Unrecognized actuarial loss (gross of taxes, $1,667 for 2008 and $1,519 for 2007)	4,767	4,266
Amount recognized as component of stockholders’ equity — pretax	$4,767	$4,266

Accumulated benefit obligation at year end	$41,286	$41,114

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year Ended March 31,
	2008	2007

Discount rate	5.7-6.5%	4.7-5.5%
Expected long-term rate of return on assets	4.7-8.0%	4.2-7.0%
Salary scale	1.5%	1.5%

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2009 includes amortization of actuarial loss of $100,000. Approximately 59% of the accrued pension liability relates to the German plan and 41% to the United Kingdom plan.

The investment policies and strategies for the United Kingdom plan assets of the plans are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. The Company’s practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets do not include securities of the Company. There was an intermediate objective to increase the debt proportion of the assets to approximately 25% of assets by 2007 by investing new contributions in debt and by reducing equity investments. This objective has not been achieved due to the relative investment returns. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the Trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. The plan assets in Germany are held by a separate legal entity.

The long-term expected rate of return is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class take into account the market conditions on March 31, 2008 and past performance of the asset classes generally.

IXYS expects to make contributions to the plans of approximately $957,000 in the fiscal year ending March 31, 2009. This contribution is primarily contractual. The allocation of the assets of the plans at the measurement dates was approximately:

	Year Ended March 31,
	2008	2007

Equity securities	80%	81%
Debt securities	18%	17%
Other	2%	2%

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS expects to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately (in thousands):

Benefit
Payments

Year ended:
March 31, 2009	$1,229
March 31, 2010	1,271
March 31, 2011	1,306
March 31, 2012	1,402
March 31, 2013	1,514
Five fiscal years ended March 31, 2018	9,765

Total benefit payments for the ten fiscal years ended March 31, 2018	$16,487

11.	Income Taxes:

Income (loss) before income tax consists of the following (in thousands):

	Year Ended March 31,
	2008	2007	2006

Domestic	$25,774	$42,558	$(29,608)
International	8,205	5,681	16,591

	$33,979	$48,239	$(13,017)

IXYS’s provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended March 31,
	2008	2007	2006

Current:
Federal	$1,098	$(834)	$2,995
State	627	325	47
Foreign	1,652	2,282	4,473

	3,377	1,773	7,515
Deferred:
Federal	6,717	14,949	(13,018)
State	187	1,177	(1,168)
Foreign	409	121	(240)

	7,313	16,247	(14,426)

Total income tax provision (benefit)	$10,690	$18,020	$(6,911)

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of IXYS’s effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2008	2007	2006

Statutory federal income tax (benefit) rate	35%	35%	(35)%
State taxes, net of federal tax benefit	2	3	(9)
Benefit of lower tax jurisdictions	(1)	1	5
Swiss benefit	(1)	(1)	(6)
ETI & Section 199 deduction	—	—	(2)
Credits	(2)	(1)	(4)
Valuation allowance	(2)	—	(3)
Permanent items	1	1	(8)
Tax reserves	1	(2)	20
True up for prior periods	(1)	1	(10)
Share-based compensation	1	1	—
Other	(2)	(1)	(1)

Effective tax (benefit) rate	31%	37%	(53)%

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2008	2007

Deferred tax assets:
Reserves	$5,780	$5,309
Other liabilities and accruals	1,798	9,036

Total short-term deferred tax assets	7,578	14,345
Other liabilities and accruals long term	2,390	—
Depreciable assets	478	648
Net operating loss carryforward	15,418	19,488
Share-based compensation	1,061	436
Credits carryforward	910	1,918
Intangibles arising from acquisitions	(12)	(1,443)

	27,823	35,392
Less: Valuation allowance	(6,699)	(8,220)

Net deferred tax asset	$21,124	$27,172

IXYS accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company’s management evaluates the recoverability of these net deferred tax assets in accordance with SFAS No. 109. As IXYS generates future taxable income or concludes that sufficient taxable income is reasonably assured, based on profitable operations in the appropriate tax jurisdictions where these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in goodwill,

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-current intangible assets, or income tax expense will be reported in such period. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During the fourth quarter, IXYS recorded certain tax adjustments on valuation allowance, tax contingency reserves, and other temporary items. The impacts of these adjustments are discussed further in this note. At March 31, 2008, IXYS assessed its ability to utilize net operating losses based on positive and negative evidence and correspondingly released $891,000 of valuation allowance for net operating losses that the Company estimates to be utilizable.

At March 31, 2008, IXYS had U.S. net operating loss carryforwards of approximately $36.9 million, all of which are subject to the limitations under section 382 of the U.S. tax code resulting from change in ownership. These carry-forwards will expire, if not utilized, from fiscal 2009 to 2022 for U.S. tax purposes. None of the U.S. net operating loss carry-forwards represent the stock option deduction arising from activity under the Company’s stock option plan. IXYS had net operating loss carryforwards for foreign income tax purposes of approximately $7.1 million.

During fiscal 2008, the Company’s valuation allowance decreased by $1.5 million from $8.2 million as of March 31, 2007 to $6.7 million as of March 31, 2008. This was reflected as a reduction in goodwill of $816,000, and in income tax expense of $684,000. The change in valuation allowance from fiscal 2007 to fiscal 2008 primarily relates to the expected future taxable income of the Company in certain jurisdictions.

During fiscal 2008, IXYS’s deferred tax assets were decreased by the tax benefits associated with the litigation reserve. These benefits, credited directly to the income tax expense, amounted to $5.1 million. During fiscal 2007, IXYS’s deferred tax assets were decreased by the tax benefits associated with the litigation reserve. These benefits, credited directly to income tax expense, amounted to $11.5 million. This may cause the future effective tax rate to fluctuate from year to year. IXYS’s Swiss subsidiary has a tax holiday that expires in 2010. The tax holiday reduced income tax expense by approximately $359,000 in fiscal 2008 and $400,000 in fiscal 2007.

As a result of the adoption of FIN 48, the Company recognized $6.2 million for unrecognized tax benefits primarily consisting of cross border transactions, pending audits, tax credits and tax positions taken in prior periods. At the adoption date, the Company had $6.2 million of gross unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. No valuation allowance was placed on any of these unrecognized tax benefits. At the end of the year, the Company had $4.6 million of gross unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company reclassified $4.1 million from current taxes payable to long-term taxes payable as of the adoption date. Since the adoption of FIN 48, the Company’s FIN 48 liability decreased by $2.2 million principally due to settlement of an audit and recognition of a tax item and includes an increase of $393,000 of accrued interest and penalties. The Company does not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $412,000 of accrued interest and penalties at March 31, 2008.

Aggregate changes in the balance of gross unrecognized tax benefits (in thousands):

Beginning balance as of March 31, 2007 (date of adoption)	$6,207
Lapse of statute of limitations	(690)
Increases in balances related to tax positions taken during prior periods	320
Decreases in balances related to tax positions taken during prior periods	(2,156)
Increases in balances related to tax positions taken during current period	889

Balance as of March 31, 2008	$4,570

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Computation of Net Income (Loss) per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007	2006

Basic:
Weighted-average shares	31,906	33,505	33,636

Net income (loss)	$23,289	$30,219	$(6,106)

Net income (loss) per share	$0.73	$0.90	$(0.18)

Diluted:
Weighted-average shares	31,906	33,505	33,636
Common equivalent shares from stock options	1,125	1,279	—

Weighted average shares used in diluted per share calculation	33,031	34,784	33,636

Net income (loss)	$23,289	$30,219	$(6,106)

Net income (loss) per share	$0.71	$0.87	$(0.18)

In fiscal 2008, there were outstanding options to purchase 2,455,316 shares at a weighted average exercise price of $11.85 per share that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. In fiscal 2007 and 2006, there were outstanding options to purchase 1,374,574 and 2,179,943 shares at weighted average exercise prices per share of $14.44 and $11.34, respectively, that were not included in the computation of net income (loss) per share because their effect was anti-dilutive.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment and Geographic Information:

IXYS has a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While the Company has separate legal subsidiaries with discrete financial information, the Company has one chief operating decision maker with highly integrated businesses. IXYS’s sales by major geographic area (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

United States	$79,944	$78,619	$79,230
Europe and the Middle East
Germany	44,222	37,456	29,258
Italy	8,116	7,417	6,247
United Kingdom	21,664	23,288	17,285
Other	48,334	39,911	30,733
Asia Pacific
Korea	18,456	21,060	30,735
China	39,186	30,244	25,014
Japan	9,467	9,420	7,338
Other	16,596	25,008	13,033
Rest of the World	18,471	13,485	12,614

Total	$304,456	$285,908	$251,487

The following table sets forth the revenues for each of IXYS’s product groups for fiscal 2008, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2008	2007	2006

Power semiconductors	$236,599	$207,523	$191,105
Integrated circuits	41,097	56,212	41,493
Systems and RF power semiconductors	26,760	22,173	18,889

Total	$304,456	$285,908	$251,487

During each of the years ended March 31, 2008, 2007 and 2006, there was no single customer providing more than 10% of IXYS’s net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS’s foreign operations consist of those of its subsidiaries, IXYS GmbH in Germany, IXYS CH in Switzerland and Westcode in the United Kingdom. At March 31, 2008, all recorded goodwill relates to acquired businesses based in the U.S. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s domestic and foreign operations (in thousands):

	Year Ended March 31,
	2008	2007	2006

Net revenues:
Foreign	$148,897	$129,133	$98,939
Domestic	155,559	156,775	152,548

	$304,456	$285,908	$251,487

Net income (loss):
Foreign	$1,934	$3,278	$11,900
Domestic	21,355	26,941	(18,006)

	$23,289	$30,219	$(6,106)

	March 31,
	2008	2007

Property, plant and equipment, net:
Domestic	$30,757	$24,838
Germany	22,347	18,495
United Kingdom	4,394	4,851
Switzerland	535	557

Total property plant and equipment	$58,033	$48,741

Selected Quarterly Financial Data (unaudited)

Fiscal Year Ended March 31, 2008

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007
	(In thousands, except per share amounts)

Net revenues	$79,254	$73,136	$76,165	$75,901
Gross profit	23,976	20,755	20,005	22,388
Operating income	14,830	4,603	6,172	11,259
Net income	$10,119	$2,217	$3,949	$7,004
Net income per share — basic	$0.33	$0.07	$0.12	$0.22
Net income per share — diluted	$0.32	$0.07	$0.12	$0.21
Weighted average shares used in per share calculation
Basic	31,083	31,776	32,280	32,490
Diluted	31,842	32,995	33,603	33,790

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year Ended March 31, 2007

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006
	(In thousands, except per share amounts)

Net revenues	$74,018	$72,274	$71,875	$67,741
Gross profit	17,850	22,477	22,120	21,884
Operating income	1,389	403	6,188	41,547
Net income (loss)	$2,241	$(106)	$3,788	$24,296
Net income (loss) per share — basic	$0.07	$0.00	$0.11	$0.71
Net income (loss) per share — diluted	$0.07	$0.00	$0.11	$0.68
Weighted average shares used in per share calculation
Basic	32,659	33,264	33,929	34,172
Diluted	33,923	33,264	35,124	35,575

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2008. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

BDO Seidman, LLP (“BDO”), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

We revised our calculations of the reserve for stock rotations to make enhanced use of historical returns information. Management also revised the methodology used to calculate the reserve for excess and obsolete inventory. The methodology includes a check for completeness as well as enhanced use of historical sales information and product forecasts. Additionally, management also altered the practice of searching for unrecorded liabilities. This practice now includes an enhanced review of liabilities exceeding a specified threshold.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of IXYS Corporation
Milpitas, CA

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Francisco, California
June 12, 2008

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008 (the “2008 Proxy Statement”) under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Executive Officers

The information regarding our executive officers is set forth in Part I under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website at www.ixys.com under the caption “Investor Relations.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2008 Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2008 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2008 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2008 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2008 and 2007

Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers.
10	.4*	List of signatories to Indemnity Agreement.
10	.5*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.6*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.8*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.11*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.16*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.17*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.
10	.18*	Summary of outside director compensation.
10	.19*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.22*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2008

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director), President and Chief Executive Officer (Principal Executive Officer)	June 12, 2008

/s/ Uzi Sasson Uzi Sasson	Chief Operating Officer, Chief Financial Officer And Vice President (Principal Financial Officer and Principal Accounting Officer)	June 12, 2008

/s/ Donald L. Feucht Donald L. Feucht	Director	June 12, 2008

/s/ Samuel Kory Samuel Kory	Director	June 12, 2008

/s/ S. Joon Lee S. Joon Lee	Director	June 12, 2008

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 12, 2008

/s/ James M. Thorburn James M. Thorburn	Director	June 12, 2008

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers.
10	.4*	List of signatories to Indemnity Agreement.
10	.5*	The Paradigm 1994 Stock Option Plan, as amended (filed on February 16, 1999 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.6*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.7*	Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.8*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.16*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.17*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.
10	.18*	Summary of outside director compensation.
10	.19*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.20*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.22*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.