Form 10-Q
period 2008-06-30
IXYS CORP /DE/
filed 2008-08-08
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 000-26124
IXYS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction	77-0140882 (I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 1, 2008 was 31,495,260.

IXYS CORPORATION
FORM 10-Q
June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$69,968	$56,614
Restricted cash	581	620
Accounts receivable, net of allowances of $1,549 at June 30, 2008 and $1,712 at March 31, 2008	50,688	50,270
Inventories	86,252	86,516
Prepaid expenses and other current assets	4,394	6,415
Deferred income taxes	7,578	7,578

Total current assets	219,461	208,013
Property, plant and equipment, net	57,541	58,033
Other assets	5,423	8,593
Deferred income taxes	13,751	13,546
Goodwill	5,645	5,645

Total assets	$301,821	$293,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,772	$4,890
Current portion of loans payable	1,284	1,286
Accounts payable	19,448	21,489
Accrued expenses and other current liabilities	21,043	17,956

Total current liabilities	46,547	45,621
Long term income tax payable	4,570	4,570
Capitalized lease obligations, net of current portion	6,657	7,023
Long term loans, net of current portion	18,855	19,159
Pension liabilities	17,079	17,228

Total liabilities	93,708	93,601

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,794,131 issued and 31,476,660 outstanding at June 30, 2008 and 35,403,630 issued and 31,086,159 outstanding at March 31, 2008	358	354
Additional paid-in capital	172,830	170,043
Treasury stock, at cost: 4,317,471 common shares at June 30, 2008 and March 31, 2008	(37,918)	(37,918)
Retained earnings	55,978	50,494
Accumulated other comprehensive income	16,865	17,256

Total stockholders’ equity	208,113	200,229

Total liabilities and stockholders’ equity	$301,821	$293,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2008	2007
Net revenues	$79,336	$75,901
Cost of goods sold	54,574	53,513

Gross profit	24,762	22,388

Operating expenses:
Research, development and engineering	5,394	5,073
Selling, general and administrative	11,059	10,840
Litigation provision	—	(4,784)

Total operating expenses	16,453	11,129

Operating income	8,309	11,259
Other income (expense):
Interest income	297	579
Interest expense	(484)	(308)
Other income (expense), net	953	342

Income before income tax	9,075	11,872
Provision for income tax	(3,591)	(4,868)

Net income	$5,484	$7,004

Net income per share—basic	$0.18	$0.22

Weighted average shares used in per share calculation — basic	31,181	32,490

Net income per share—diluted	$0.17	$0.21

Weighted average shares used in per share calculation — diluted	32,226	33,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	June 30,
	2008	2007
Net income	$5,484	$7,004
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investment securities, net of taxes of ($204) and $173 for the three months ended June 30, 2008 and 2007	(395)	287
Foreign currency translation adjustments	4	738

Comprehensive income	$5,093	$8,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,484	$7,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,305	2,952
Provision for receivables allowances	1,314	277
Net change in inventory reserves	1,150	1,311
Change in litigation provision	—	(4,784)
Foreign currency adjustments on intercompany amounts	1	(8)
Deferred income taxes	—	1,979
Stock-based compensation	597	434
Gain on investments	(298)	(129)
Loss on disposal of fixed assets	278	—
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(3,601)
Inventories	(868)	(117)
Prepaid expenses and other current assets	(25)	(289)
Other assets	23	(171)
Accounts payable	(2,034)	396
Accrued expenses and other liabilities	5,171	2,786
Pension liabilities	(147)	(403)

Net cash provided by operating activities	12,223	7,637

Cash flows from investing activities:
Change in restricted cash	39	32
Purchases of investments	(928)	(2,045)
Purchases of plant and equipment	(2,219)	(1,514)
Proceeds from sale of investments	3,625	—

Net cash provided by (used in) investing activities	517	(3,527)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,269)	(953)
Repayments of long term loans	(309)	(254)
Purchases of treasury stock	—	(2,280)
Proceeds from employee equity plans	2,194	623

Net cash provided by (used in) financing activities	616	(2,864)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	267

Net increase in cash and cash equivalents	13,354	1,513
Cash and cash equivalents at beginning of period	56,614	54,027

Cash and cash equivalents at end of period	$69,968	$55,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation (“IXYS” or the “Company”) and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include: allowance for sales returns, allowance for doubtful accounts, allowance for ship and debits, valuation of inventories, valuation of property, plant, equipment, goodwill, and intangible assets, revenue recognition, legal contingencies, income tax and defined benefit plans. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2008 has been derived from the Company’s audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008 contained in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Recent Accounting Pronouncements and Accounting Changes
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FASB FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective April 1, 2008, The Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s unaudited condensed consolidated financial statements, results of operations or cash flows. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.
     As of April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings for items measured using the fair value option. The Company does not have any instruments that are eligible for the election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2009 did not impact the Company’s unaudited condensed consolidated financial statements, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company for fiscal quarter beginning after January 1, 2009. The Company is currently evaluating the impact of SFAS No. 161.
3. Employee Equity Incentive Plans
Stock Options, Restricted Stock Units and Stock Bonuses:
     Stock options, restricted stock units (“RSUs”) and stock bonuses may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”). Stock options may be granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants options that contain net exercise provisions. These options generally vest over a period of four years. In a net exercise option, the number of shares issued upon exercising the stock option is net of the number of shares subject to the option cancelled to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the three months ended June 30, 2008.
     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the three months ended June 30, 2008.
     Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 12.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the Board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date. On May 20, 2008, the Board of Directors (the “Board”) of IXYS approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”), under which 3,500,000 shares of the common stock of IXYS will be reserved for the grant of stock options. The Board adopted a resolution that no more than 200,000 additional shares will be granted under the 1999 Equity Incentive Plan between May 21, 2008 and the plan’s expiration in May 2009 if the 2008 Plan is approved by the stockholders.
Employee Stock Purchase Plan
     In May 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. In July 2007, the Purchase plan was amended and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all U.S. employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. During the quarter ended June 30, 2008, there were 44,231 shares purchased under the Purchase Plan, leaving 284,746 shares available for purchase under the plan in the future.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):
Income Statement Classifications

	Three Months Ended
	June 30,
	2008	2007
	(unaudited)
Selling, general and administrative expenses	$597	$434

Share-based compensation effect in income before taxes	597	434
Provision for income taxes (1)	215	169

Net share-based compensation effects in net income	$382	$265

(1)	Estimated at a statutory income tax rate of 36% in fiscal year 2009 and 39% in fiscal year 2008.
     During the three months ended June 30, 2008, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2008, approximately $3.3 million in stock based compensation is to be recognized for unvested stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three months ended June 30, 2008 and 2007, were based on estimates at the grant date as follows:

	Stock Options		Purchase Plan
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Weighted average estimated fair value of grant per share	$3.25	$4.25	$3.00	$2.65
Risk-free interest rate	3.0%	5.0%	3.3%	4.9%
Expected term (in years)	4.6	4.3	0.5	0.5
Volatility	46%	49%	57%	44%
Dividend yield	0%	0%	0%	0%
     Information with respect to outstanding stock options and outstanding restricted stock units for the quarter ended June 30, 2008 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share (1)	Value(2)
			(000)
Balances, March 31, 2008	4,828,817	$8.46
Options granted	67,000	$7.70
Options exercised	(327,971)	$5.76	$1,890
Options cancelled and expired	(35,140)	$14.27

Balances, June 30, 2008	4,532,706	$8.64

Exercisable, June 30, 2008	3,804,906	$8.52
Exercisable, March 31, 2008	3,968,967	$8.28

Restricted Stock Units
Balances, March 31, 2008	97,350	$9.58
RSUs vested (3)	(25,450)	$9.73	$307
RSUs forfeited	—	—

Balances, June 30, 2008	71,900	$9.52

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $11.94 per share, the closing price of IXYS stock on June 30, 2008 as reported on the Nasdaq Stock Market, for all in-the-money, outstanding and exercisable options.

(3)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax witholding requirements.

4. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2008	2007
	(unaudited)
Basic:
Weighted-average shares	31,181	32,490

Net income	$5,484	$7,004

Net income per share	$0.18	$0.22

Diluted:
Weighted average shares	31,181	32,490
Common equivalent shares from stock options	1,045	1,300

Weighted average shares used in diluted per share calculation	32,226	33,790

Net income	$5,484	$7,004

Net income per share	$0.17	$0.21

     Basic income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. At June 30, 2008, there were outstanding options to purchase 2,235,616 shares (1,998,524 shares at June 30, 2007) that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.
5. Fair Value
     We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the principal or most advantageous market in which the Company would transact is considered and assumptions that market participants would use when pricing the asset or liability, such as inherent risk, restrictions on sale, and risk of nonperformance are considered. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

Level 1 —	Quoted prices for identical instruments in active markets.

Level 2 —	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 —	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
	(unaudited)
Assets
Marketable equity securities (1)	$288	$288	$—	$—
Derivative contracts (2)	977	—	977	—

Total assets measured at fair value	$1,265	$288	$977	$—

(1)	Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.
     The Company measures its marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices.
     The Company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the fair value of these instruments are recorded on the balance sheet. The changes in the fair value of these instruments are recorded in current period’s income statement. All of the Company’s derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using prices obtained from the counterparties with whom the Company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the Company classifies these derivatives as Level 2.
     Other financial instruments not recorded at fair value on the balance sheet include cash and cash equivalents and accounts receivable. Long term debt, which primarily consists of notes from banks, approximates fair value due to the terms of the underlying debt.
6. Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
	(unaudited)
Raw materials	$22,436	$23,108
Work in process	40,412	40,828
Finished goods	23,404	22,580

Total	$86,252	$86,516

7. Other Assets
     Other assets consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
	(unaudited)
Available-for-sale investment securities	$288	$3,161
Long term equity investment	4,103	4,298
Intangible assets, net	388	466
Other	644	668

	$5,423	$8,593

8. Borrowing Arrangements
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at June 30, 2008 was €8.0 million or $12.6 million. The outstanding balance at June 30, 2007 was €8.7 million or $11.7 million at the time.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at June 30, 2008 was 4.8%.
     Each fiscal quarter beginning with the quarter ended September 2005, during the first five years of the loan, a principal payment of €167,000, or about $264,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
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

9. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
	(unaudited)
Uninvoiced goods and services	$7,717	$6,306
Compensation and benefits	6,876	7,428
Income taxes	1,904	—
Commission, royalties, deferred revenue and other	4,546	4,222

	$21,043	$17,956

10. Pension Plans
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
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2008	2007
	(unaudited)
Service cost	$—	$2
Interest cost on projected benefit obligation	626	171
Expected return on plan assets	471	7
Recognized actuarial loss	25	11

Net periodic pension expense	$180	$191

     IXYS expects to contribute approximately $957,000 to the plans in the fiscal year ending March 31, 2009. This contribution is primarily contractual.
11. Accumulated Other Comprehensive Income:
     The components of accumulated other comprehensive income, net of tax (in thousands):

	June 30,	March 31,
	2008	2008
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of tax ($20) as on June 30, 2008 and $184 as on March 31, 2008	$(38)	$358
Unrecognized actuarial loss, net of tax of $1,667	(3,100)	(3,100)
Accumulated foreign currency translation adjustments	20,003	19,998

Total accumulated other comprehensive income	$16,865	$17,256

12. Segment Information
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

	Three Months Ended
	June 30,
	2008	2007
	(unaudited)
United States	$21,439	$19,308
Europe and the Middle East
Germany	12,253	10,904
Italy	2,542	1,841
United Kingdom	5,133	6,991
Other	13,988	11,821
Asia Pacific
Korea	2,335	3,580
China	10,155	10,049
Japan	2,687	2,221
Other	4,125	4,242
Rest of the World
India	3,137	2,673
Other	1,542	2,271

Total	$79,336	$75,901

     The following table sets forth net revenues for each of IXYS’s product groups for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
	(unaudited)
Power Semiconductors	$64,262	$56,831
Integrated Circuits	8,168	12,667
Systems and RF Power Semiconductors	6,906	6,403

Total	$79,336	$75,901

     For the three months ended June 30, 2008 and 2007, no customer accounted for more than 10% of our net revenues.
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
     In September 2006, the U.S. District Court entered a judgment for $6.2 million in damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. Counsel to IXYS inadvertently did not file the requisite notice of appeal following the entry of judgment within the required time period. However, IXYS believes that its counsel took timely corrective measures and that it is unlikely that IXYS’s appeal will be ultimately ruled to be late. In January 2008, the appeal was argued before the United States Court of Appeals for the Federal Circuit. In February 2008, the Federal Circuit Court reversed the U.S. District Court, vacated the damages award and the permanent injunction and ruled that there shall be no further proceedings in the case regarding any question of infringement. IXYS reversed the liability recognized in the financial statement upon the ruling of the Federal Circuit Court. In March 2008, the Federal Circuit Court refused to rehear the case. In July 2008, International Rectifier filed a petition for a writ of certiorari with the Supreme Court of the United States.
     There can be no assurance of a favorable final outcome in the International Rectifier suit. In the event of an adverse outcome, damages awarded by the U.S. District Court would be materially adverse to IXYS’s financial condition, results of operations and cash flows.
LoJack
     In April 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. In February 2006, the jury awarded LoJack $36.7 million in damages. In July 2006, the Superior Court reduced LoJack’s damages to $4.0 million. In July 2007, the Appeals Court ruled that Clare owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 2003, which aggregated to $1.2 million. In September 2007, the Supreme Judicial Court of Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between Clare and LoJack. Clare paid LoJack $1.2 million in accordance with the opinion of the Appeals Court.
Other Commitments and Contingencies:
     IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At June 30, 2008, there were no open letters of credit to support inventory purchases. Westcode Semiconductor Limited (“Westcode”), a subsidiary, had a Letter of Credit facility from a British bank. At June 30, 2008, there were approximately £126,000, or $251,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £121,000, or $241,000, in connection with a product supply contract.
     On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of June 30, 2008 and 2007.

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
     Over the past four quarters, our revenues from the sale of power semiconductors and systems and RF power semiconductors have increased. The growth in power semiconductor revenues primarily reflects increasing sales to the industrial and commercial market. Sales of subassemblies to industrial and commercial customers, though marginally lower in the first quarter of this fiscal year compared to the prior quarter, have driven the growth in systems and RF power semiconductor revenues over the past few quarters. The declining trend in our revenues from the sale of ICs has moderated in recent periods. IC revenues decreased in light of a decline in the demand in the telecommunications market. Our revenues from sale of ASICs have remained flat over the past three quarters. Research, development and engineering expenses have remained relatively consistent, both in absolute terms and expressed as a percentage of revenues. Selling, general and administrative expenses, exclusive of bad debt expenses, the expenses of the canceled convertible debt financing and other non-recurring items, have been relatively flat over the past four quarters.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 48% of our revenues in the first three months of fiscal 2009 and 49% of our revenues in the first three months of fiscal 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to air in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     Under certain circumstances where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under accrued expenses and other liabilities in our unaudited condensed consolidated financial statements. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from IXYS at which point we have a legally enforceable right to collection under normal payment terms.
     Our nonrecurring engineering, or NRE, relates to engineering work performed primarily by our Clare Micronix division, to design chip prototypes that will later be used to produce required units. Customers enter into arrangements to perform engineering work for a fixed fee. We record the fixed-fee payments during the development phase from customers in accordance with Statement of Financial Accounting Standards, or SFAS No. 68, “Research and Development Arrangements.” Amounts offset against research and development costs, by the Clare Micronix division, totaled approximately $122,000 in the first three months of fiscal 2009, and $99,000 in the first three months of fiscal 2008.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first three months of fiscal 2009 and 2008, approximately $467,000 and $217,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $6.0 million in inventory of our products on hand at June 30, 2008. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2008 (in thousands):

Balance at March 31, 2008	$345
Additions	637
Deductions	(553)

Balance at June 30, 2008	$429

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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2008	$19,250
Sale of excess inventory	(181)
Scrap of excess inventory	(602)
Additional accrual of excess inventory	1,710

Balance at June 30, 2008	$20,177

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At June 30, 2008, our lower of cost or market reserve was $669,000.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FASB FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective April 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our unaudited condensed consolidated financial statements, results of operations or cash flows. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.
     As of April 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings for items measured using the fair value option. We do not have any instruments that are eligible for the election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2009 did not impact our unaudited condensed consolidated financial statements, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for our company for fiscal quarter beginning after January 1, 2009. We are currently evaluating the impact of SFAS No. 161.

Results of Operations — Three Months Ended June 30, 2008 and 2007
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended
	June 30,
	2008	% change	2007
	(000)		(000)
Net revenues	$79,336	4.5%	$75,901
Cost of goods sold	54,574	2.0%	53,513

Gross profit	$24,762	10.6%	$22,388

Operating expenses:
Research, development and engineering	$5,394	6.3%	$5,073
Selling, general and administrative	11,059	2.0%	10,840
Litigation provision	—	-100.0%	(4,784)

Total operating expenses	$16,453	47.8%	$11,129

     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended
	June 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	68.8%	70.5%

Gross profit	31.2%	29.5%

Operating expenses:
Research, development and engineering	6.8%	6.7%
Selling, general and administrative	13.9%	14.3%
Litigation provision	0.0%	-6.3%

Total operating expenses	20.7%	14.7%

Operating income	10.5%	14.8%
Other income (expense), net	0.9%	0.8%

Income before income tax	11.4%	15.6%
Provision for income tax	4.5%	6.4%

Net income	6.9%	9.2%

Net Revenues
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended June 30,
	2008	% change	2007
	(000)		(000)
Power Semiconductors	$64,262	13.1%	$56,831
Integrated Circuits	8,168	-35.5%	12,667
Systems and RF Power Semiconductors	6,906	7.9%	6,403

Total	$79,336	4.5%	$75,901

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
     Average Selling Prices (“ASPs”)

	Three Months Ended June 30,
	2008	% change	2007
Power Semiconductors	$2.58	21.1%	$2.13
Integrated Circuits	$0.77	10.0%	$0.70
Systems and RF Power Semiconductors	$33.36	84.9%	$18.04
Units

	Three Months Ended June 30,
	2008	% change	2007
	(000)		(000)
Power Semiconductors	24,910	-6.6%	26,657
Integrated Circuits	10,613	-41.2%	18,059
Systems and RF Power Semiconductors	207	-41.7%	355

Total	35,730		45,071

     The 4.5% increase in net revenues in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 reflects an increase of $7.4 million, or 13.1%, in the sale of power semiconductors and an increase of $503,000, or 7.9%, in the sale of systems and RF power semiconductors, offset by a $4.5 million, or 35.5%, decrease in the sale of ICs. The increase in revenues in the power semiconductor group included a $7.5 million increase from the sale of bipolar products, offset by a $122,000 decrease from the sale of MOS products. The increase in revenues from the sale of power semiconductor products was primarily due to continued strong demand for uninterruptible power supplies and motor drives. The increase in revenues from the sale of systems and RF power semiconductors was due to an increase of $362,000 in the sale of subassemblies to the industrial and commercial market. Net revenues from the sales of ICs declined due to a sharp decrease in unit sales, partially offset by an increase in ASP. There was a $3.6 million and a $723,000 decrease in net revenues from the sale of customer premises equipments and solid state relays, primarily to the telecommunications market, and a $365,000 decrease in the sale of ASICs, principally to the consumer products market.
     A reduction in sales of low priced semiconductors to the consumer product market led to an increase in the ASPs of power semiconductors in the first quarter of fiscal 2009 as compared to the same quarter of the prior year. The increase in the ASPs of systems and RF power semiconductors was principally due to an increase in the sale of higher priced subassemblies, while the increase in the ASPs of ICs resulted from a changed product mix.
     Units declined in all product groups. In power semiconductors, the decline was the result of reduced shipments to the consumer products market; whereas in ICs, the decline related to reduced shipments to the telecommunications market. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors.
     For the quarter ended June 30, 2008, sales to customers in the United States represented approximately 27.0%, and sales to international customers represented approximately 73.0%, of our net revenues. Of our international sales, approximately 58.6% were derived from sales in Europe and the Middle East, approximately 33.3% were derived from sales in the Asia Pacific region and approximately 8.1% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2007, sales to customers in the United States represented approximately 25.4%, and sales to international customers represented approximately 74.6%, of our net revenues. Of our international sales, approximately 55.8% were derived from sales in Europe and the Middle East, approximately 35.5% were derived from sales in the Asia Pacific region and approximately 8.7% were derived from sales in the rest of the world.
     For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, growth was substantial in Germany as a result of sales to the industrial and commercial market, while notable declines were experienced in Korea, because of reduced sales to the consumer products market, and the United Kingdom, because of declining telecommunications sales.
     For the three months ended June 30, 2008 and the three months ended June 30, 2007, no customer accounted for more than 10% of net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.
     Gross profit margin increased to 31.2% in the three months ended June 30, 2008 from 29.5% in the three months ended June 30, 2007. The gross profit margin increased due to better utilization of facilities and improved efficiencies in production by $1.5 million.
     Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three months ended June 30, 2008 as compared to the same period of the prior year, R&D expenses increased by $321,000, or 6.3%. Expressed as a percentage of revenues, our R&D expenses were relatively consistent and increased marginally to 6.8% in the June 2008 quarter as compared to 6.7% in the June 2007 quarter. The increase in R&D expenses was primarily due to an increase in process improvement expenses. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.
Selling, General and Administrative.
     For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, selling, general and administrative expenses increased by $219,000, or 2.0%. Expressed as a percentage of revenues, our selling, general and administrative expenses decreased from 14.3% for the three months ended June 30, 2007 to 13.9% for the three months ended June 30, 2008. The increase in selling, general and administrative expenses expressed in dollars was primarily due to an increase in selling expenses corresponding to increased revenues.
Litigation Provision.
     For the three months ended June 30, 2008, we had no litigation provision. In the same quarter of the prior year, we released $4.9 million held for the litigation against LoJack Corporation and accrued $83,000 of interest on the International Rectifier matter.
Other Income (Expense).
     In the quarter ended June 30, 2008, other income, net was $766,000 as compared to other income, net of $613,000 in the quarter ended June 30, 2007. In the three months ended June 30, 2008, other income, net consisted principally of gains associated with changes in foreign currency transactions of $853,000, offset by interest expense, net of $187,000. In the three months ended June 30, 2007, other income, net primarily consisted of the recognition of $1.1 million received on an insurance claim and interest income, net of $271,000, offset by foreign currency transaction losses of $921,000.
Provision for Income Tax.
     In the quarter ended June 30, 2008 and 2007, we recorded a provision of income tax of $3.6 million and $4.9 million reflecting effective tax rates of 39.6% and 41.0%, respectively. The income tax provision recorded in the first quarter of 2009 included discrete tax write-offs of $639,000. The income tax provision in the first quarter of 2008 included one-time impact from a tax planning strategy.
Liquidity and Capital Resources
     At June 30, 2008, cash and cash equivalents of $70.0 million increased by 23.6% from the $56.6 million at March 31, 2008.
     Net cash provided by operating activities in the three months ended June 30, 2008 was $12.2 million, as compared to net cash provided by operating activities of $7.6 million in the three months ended June 30, 2007. As compared to last fiscal year, our operating cash flow improved in large part because of higher revenues and higher gross profit. Our accrued expenses and other liabilities at June 30, 2008 increased by $3.1 million, or 17.2%, from accrued expenses and other liabilities at March 31, 2008, primarily because of an income tax accrual. Our accounts payable at June 30, 2008 decreased by $2.0 million, or 9.5%, from accounts payable at March 31, 2008, principally because of a reduction in the purchase of raw materials. At June 30, 2008, one customer accounted for 13.6% of our net receivables.

     We received net cash of $517,000 from investing activities during the three months ended June 30, 2008, as compared to net cash used in investing activities of $3.5 million during the three months ended June 30, 2007. During the three months ended June 30, 2008, cash from investing activities principally reflected proceeds of $3.6 million from sales of investments, offset by $2.2 million in purchases of plant and equipment. During the three months ended June 30, 2007, we spent $2.0 million on a strategic long-term investment and $1.5 million on the purchase of plant and equipment.
     For the three months ended June 30, 2008, net cash provided by financing activities was $616,000 as compared to net cash used in financing activities of $2.9 million in the three months ended June 30, 2007. During the three months ended June 30, 2008, net cash provided by financing activities reflected proceeds of $2.2 million from employee equity plans, offset by $1.3 million in principal repayments on capital lease obligations. For the three months ended June 30, 2007, the cash was used principally to purchase treasury stock and for principal repayments on capital lease obligations.
     Another potential source of liquidity is available borrowings under existing lines of credit. At June 30, 2008, we had credit aggregating $5.3 million available.
     At June 30, 2008, our debt, consisting of capital lease obligations and loans payable, was $31.6 million, representing 45.1% of our cash and cash equivalents and 15.2% of our stockholders equity.
     We are obligated on a €8.0 million, or $12.6 million, loan. The loan has a remaining term of 12 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan ending in June 2010, a principal payment of €167,000, or about $264,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at June 30, 2008 was $7.3 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     Additionally, we maintain two defined benefit pension plans at our European locations. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans as on June 30, 2008 was $17.1 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, investments in new product development or one or more acquisitions. We use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any significant open foreign exchange forward and option contracts at June 30, 2008. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Of our revenues for fiscal year ended March 31, 2008, 37.8% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry. We and Samsung are in the process of migrating our products fabricated at Samsung from a 6” to an 8” line. In making the transition, we will be making new photo masks for our products and will be experiencing the issues associated with ramping up production on a new wafer fabrication line. During the ramp up phase, we may encounter problems that may affect our manufacturing yields or delay our production.

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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of August 1, 2008, approximately 21% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
Uzi Sasson, Chief Operating Officer,
Chief Financial Officer and Vice President (Principal Financial Officer)
Date: August 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Third Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of February 1, 2008.

10.2	Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of February 1, 2008.

10.3	IXYS Corporation 2008 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.