Form 10-Q
period 2008-09-30
IXYS CORP /DE/
filed 2008-11-07
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 30, 2008 was 31,098,630.

IXYS CORPORATION
FORM 10-Q
September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$70,212	$56,614
Restricted cash	140	620
Accounts receivable, net of allowances of $1,902 at September 30, 2008 and $1,712 at March 31, 2008	47,821	50,270
Inventories	87,144	86,516
Prepaid expenses and other current assets	4,901	6,415
Deferred income taxes	7,183	7,578

Total current assets	217,401	208,013
Property, plant and equipment, net	57,205	58,033
Other assets	6,789	8,593
Deferred income taxes	13,354	13,546
Goodwill	5,824	5,645

Total assets	$300,573	$293,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,118	$4,890
Current portion of loans payable	1,548	1,286
Accounts payable	17,371	21,489
Accrued expenses and other current liabilities	27,362	17,956

Total current liabilities	50,399	45,621
Long term income tax payable	4,571	4,570
Capitalized lease obligations, net of current portion	5,170	7,023
Long term loans, net of current portion	19,210	19,159
Pension liabilities	15,514	17,228

Total liabilities	94,864	93,601

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 35,939,717 issued and 31,622,246 outstanding at September 30, 2008 and 35,403,630 issued and 31,086,159 outstanding at March 31, 2008	359	354
Additional paid-in capital	174,245	170,043
Treasury stock, at cost: 4,317,471 common shares at September 30, 2008 and March 31, 2008	(37,918)	(37,918)
Retained earnings	58,875	50,494
Accumulated other comprehensive income	10,148	17,256

Total stockholders’ equity	205,709	200,229

Total liabilities and stockholders’ equity	$300,573	$293,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$77,635	$76,165	$156,971	$152,066
Cost of goods sold	53,838	56,160	108,412	109,673

Gross profit	23,797	20,005	48,559	42,393

Operating expenses:
Research, development and engineering	5,431	5,131	10,825	10,204
Selling, general and administrative	10,433	9,897	21,492	20,737
Litigation provision	—	(1,195)	—	(5,979)

Total operating expenses	15,864	13,833	32,317	24,962

Operating income	7,933	6,172	16,242	17,431
Other income (expense):
Interest income	429	595	726	1,174
Interest expense	(459)	(559)	(943)	(867)
Other income (expense), net	779	(1,253)	1,732	(911)

Income before income tax	8,682	4,955	17,757	16,827
Provision for income tax	(2,623)	(1,006)	(6,214)	(5,874)

Net income	$6,059	$3,949	$11,543	$10,953

Net income per share
Basic	$0.19	$0.12	$0.37	$0.34

Diluted	$0.18	$0.12	$0.35	$0.33

Cash dividends per share	$0.10	—	$0.10	—

Weighted average shares used in per share calculation
Basic	31,554	32,280	31,368	32,385

Diluted	32,887	33,603	32,567	33,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$6,059	$3,949	$11,543	$10,953
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale investment securities, net of taxes of ($39) and ($242) for the three and six months ended September 30, 2008 and net of taxes of ($393) and ($220) for the three and six months ended September 30, 2007	(75)	(544)	(471)	(257)
Foreign currency translation adjustments	(6,642)	2,956	(6,637)	3,694

Comprehensive income (loss)	$(658)	$6,361	$4,435	$14,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,543	$10,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,575	6,147
Provision for receivables allowances	2,941	1,419
Net change in inventory reserves	1,669	2,734
Change in litigation provision	—	(5,979)
Foreign currency adjustments on intercompany amounts	(943)	179
Deferred income taxes	—	4,437
Stock-based compensation	1,172	944
Loss (gain) on investments and fixed assets	89	(306)
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	(4,264)
Inventories	(6,263)	(81)
Prepaid expenses and other current assets	(912)	368
Other assets	40	114
Accounts payable	(3,133)	(1,040)
Accrued expenses and other liabilities	9,028	(2,853)
Pension liabilities	(279)	(588)

Net cash provided by operating activities	19,098	12,184

Cash flows from investing activities:
Change in restricted cash	479	(522)
Business combination, net of cash and cash equivalents acquired	(231)	—
Purchases of investments	(918)	(2,408)
Purchases of plant and equipment	(6,016)	(2,855)
Proceeds from sale of investments	3,611	366
Proceeds from sale of fixed assets	335	—

Net cash used in investing activities	(2,740)	(5,419)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,484)	(1,977)
Repayments of long term loans and notes payable	(1,468)	(536)
Purchases of treasury stock	—	(5,028)
Proceeds from employee equity plans	3,034	1,096

Net cash used in financing activities	(918)	(6,445)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,842)	1,662

Net increase in cash and cash equivalents	13,598	1,982
Cash and cash equivalents at beginning of period	56,614	54,027

Cash and cash equivalents at end of period	$70,212	$56,009

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
     In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active,” (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s unaudited condensed consolidated financial statements, results of operations or cash flows.
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
3. Employee Equity Incentive Plans
Stock Options, Restricted Stock Units and Stock Bonuses:
     Stock options, restricted stock units (“RSUs”) and stock bonuses may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”). Stock options may be granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants options that contain net exercise provisions. These options generally vest over a period of four years. In a net exercise option, the number of shares issued upon exercising the stock option is net of the number of shares subject to the option cancelled to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the three and six months ended September 30, 2008.
     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the three and six months ended September 30, 2008.
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
Employee Stock Purchase Plan
     In May 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. In July 2007, the Purchase Plan was amended to reserve an additional 350,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all U.S. employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. No shares were purchased during the quarter ended September 30, 2008. During the six months ended September 30, 2008, there were 44,231 shares purchased under the Purchase Plan, leaving 284,746 shares available for purchase under the plan in the future.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):
Income Statement Classifications

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$575	$510	$1,172	$944

Share-based compensation effect in income before taxes	575	510	1,172	944
Provision for income taxes (1)	207	199	422	368

Net share-based compensation effects in net income	$368	$311	$750	$576

(1)	Estimated at a statutory income tax rate of 36% in fiscal year 2009 and 39% in fiscal year 2008.

     During the three and six months ended September 30, 2008, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2008, approximately $4.9 million in stock based compensation is to be recognized for unvested stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three and six months ended September 30, 2008 and 2007, were based on estimates at the grant date as follows:

	Stock Options				Purchase Plan (1)
	Three months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Weighted average estimated fair value of grant per share	$4.78	$4.54	$4.57	$4.29	$3.00	$2.65
Risk-free interest rate	2.8%	4.0%	2.8%	4.5%	3.3%	4.9%
Expected term (in years)	4.6	4.3	4.6	4.3	0.5	0.5
Volatility	47%	48%	47%	49%	57%	44%
Dividend yield	0%	0%	0%	0%	0%	0%

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
     Activity with respect to outstanding stock options for the six months ended September 30, 2008 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance, March 31, 2008	4,828,817	$8.46
Options granted	498,000	$11.37
Options exercised	(468,344)	$5.88	$2,872
Options cancelled and expired	(74,875)	$16.40

Balance, September 30, 2008	4,783,598	$8.93

Exercisable, September 30, 2008	3,696,248	$8.53
Exercisable, March 31, 2008	3,968,967	$8.28

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.

     Activity with respect to outstanding restricted stock units for the six months ended September 30, 2008 was as follows:

		Weighted Average
	Number of	Grant Date Fair	Aggregate
	Shares	Value	Fair Value (1)
			(000)
Balance, March 31, 2008	97,350	$9.58
RSUs vested (2)	(32,450)	$9.58	$286
RSUs forfeited	—	—

Balance, September 30, 2008	64,900	$9.58

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
4. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Basic:
Weighted average shares	31,554	32,280	31,368	32,385

Net income	$6,059	$3,949	$11,543	$10,953

Net income per share	$0.19	$0.12	$0.37	$0.34

Diluted:
Weighted average shares	31,554	32,280	31,368	32,385
Common equivalent shares from stock options	1,333	1,323	1,199	1,311

Weighted average shares used in diluted per share calculation	32,887	33,603	32,567	33,696

Net income	$6,059	$3,949	$11,543	$10,953

Net income per share	$0.18	$0.12	$0.35	$0.33

     Basic income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. For the quarter and the six months ended September 30, 2008, there were outstanding options to purchase 1.8 million and 2.4 million shares, respectively (2.0 million shares for the quarter and six months ended September 30, 2007) that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.
5. Fair Value
     We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the principal or most advantageous market in which the Company would transact is considered and assumptions that market participants would use when pricing the asset or liability, such as inherent risk, restrictions on sale, and risk of nonperformance are considered. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:
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
     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
	(unaudited)
Assets
Marketable equity securities (1)	$176	$176	$—	$—
Derivative contracts (2)	380	—	380	—

Total assets measured at fair value	$556	$176	$380	$—

(1)	Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.
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
6. Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
	(unaudited)
Raw materials	$21,403	$23,108
Work in process	40,916	40,828
Finished goods	24,825	22,580

Total	$87,144	$86,516

7. Other Assets
     Other assets consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
	(unaudited)
Available for sale investment securities	$176	$3,161
Long term equity investment	3,999	4,298
Intangible assets, net	1,990	466
Other	624	668

Total	$6,789	$8,593

     The Company acquired certain intangible assets in a business combination completed during the quarter ended September 30, 2008. These intangible assets are expected to be amortized over 3 — 5 years. Refer to note 10 “Business Combination,” for more details on the acquisition.
8. Borrowing Arrangements
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at September 30, 2008 was €7.8 million or $11.3 million. The outstanding balance at September 30, 2007 was €8.5 million or $12.1 million at the time.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at September 30, 2008 was 4.8%.
     Each fiscal quarter beginning with the quarter ended September 2005, during the first five years of the loan, a principal payment of €167,000, or about $241,000 and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from IXYS and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are being amortized on straight-line basis over the loan period, and the unamortized balance is shown net of the loan liability.

9. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
	(unaudited)
Uninvoiced goods and services	$8,575	$6,306
Compensation and benefits	7,153	7,428
Income taxes	4,054	—
Dividends payable	3,162	—
Commission, royalties, deferred revenue and other	4,418	4,222

	$27,362	$17,956

10. Business Combination
     On September 10, 2008, the Company acquired all the outstanding shares of Reaction Technology Incorporated (“RTI”), a privately held company based in Santa Clara, California, for $3.0 million of purchase consideration. The purchase consideration consisted of $1.0 million in cash and the issuance of a note with a face value of $2.0 million. The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6%. The Company also purchased the land and building formerly leased from RTI’s majority shareholder for cash consideration of $1.5 million. RTI is a supplier of silicon epitaxy and silicon coatings to the semiconductor and industrial sectors. The acquisition of RTI is intended to improve the Company’s ability to meet its production requirements and provide the Company more control over manufacturing.
     The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill. As a result of this acquisition, the Company recorded $1.6 million in intangible assets, consisting principally of customer relationships, and $0.2 million in goodwill. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. RTI has been consolidated into the Company’s results of operations since the acquisition date. In the year ended December 31, 2007, RTI’s unaudited net revenues were about $3.8 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
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

     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Service cost	$—	$3	$—	$5
Interest cost on projected benefit obligation	601	118	1,227	233
Expected return on plan assets	(452)	(5)	(923)	(9)
Recognized actuarial loss	24	8	49	16

Net periodic pension expense	$173	$124	$353	$245

     IXYS expects to contribute approximately $957,000 to the plans in the fiscal year ending March 31, 2009. This contribution is primarily contractual.
12. Accumulated Other Comprehensive Income:
     The components of accumulated other comprehensive income, net of tax (in thousands):

	September 30,	March 31,
	2008	2008
	(unaudited)
Accumulated net unrealized gain (loss) on available for sale investments securities, net of tax ($58) as of September 30, 2008 and $184 as of March 31, 2008	$(113)	$358
Unrecognized actuarial loss, net of tax of $1,667	(3,100)	(3,100)
Accumulated foreign currency translation adjustments	13,361	19,998

Total accumulated other comprehensive income	$10,148	$17,256

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
United States	$21,586	$21,142	$43,026	$40,450
Europe and the Middle East
Germany	11,863	10,768	24,116	21,672
United Kingdom	5,046	5,011	10,179	12,002
France	2,119	1,794	4,312	3,585
Italy	1,982	1,939	4,524	3,780
Other	11,341	9,595	23,137	19,625
Asia Pacific
China	8,524	10,454	18,679	20,503
Korea	2,020	4,916	4,355	8,496
Japan	2,658	2,389	5,345	4,610
Other	4,967	3,506	9,091	7,748
Rest of the World
India	4,025	2,742	7,162	5,415
Other	1,504	1,909	3,045	4,180

Total	$77,635	$76,165	$156,971	$152,066

     The following table sets forth net revenues for each of IXYS’s product groups for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Power semiconductors	$61,089	$58,553	$125,351	$115,383
Integrated circuits	9,244	11,114	17,412	23,782
Systems and RF power semiconductors	7,302	6,498	14,208	12,901

Total	$77,635	$76,165	$156,971	$152,066

     For the three and six months ended September 30, 2008 and for the six months ended September 30, 2007, no customer accounted for more than 10% of our net revenues. For the three months ended September 30, 2007, one customer accounted for 10.8% of our net revenues.
14. Commitments and Contingencies
Legal Proceedings:
     IXYS is currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.

International Rectifier
     In June 2000, International Rectifier Corporation filed an action for patent infringement against IXYS in the United States District Court for the Central District of California, alleging that certain of IXYS’s products sold in the United States infringed U.S. patents owned by International Rectifier. In September 2006, the U.S. District Court entered a judgment for $6.2 million in damages and issued a permanent injunction barring IXYS from selling or distributing the infringing products. In February 2008, the Federal Circuit Court reversed the U.S. District Court, vacated the damages award and the permanent injunction and ruled that there shall be no further proceedings in the case regarding any question of infringement. IXYS reversed the liability recognized in the financial statement upon the ruling of the Federal Circuit Court. In July 2008, International Rectifier filed a petition for a writ of certiorari with the Supreme Court of the United States. In October 2008, the U.S. Supreme Court denied the petition for a writ of certiorari, concluding the litigation.
     In a related matter, the Company incurred litigation costs to defend a key supplier. The U.S. District Court for Central California has issued orders in this defense that are expected to result in the Company receiving about $2 million from International Rectifier for litigation costs incurred. The Company will record the receipt of the funds as a reduction of operating expenses in the period that the funds are received.
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
Other Commitments and Contingencies:
     IXYS Corporation guarantees, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. At September 30, 2008, there were no open letters of credit to support inventory purchases. Westcode Semiconductor Limited (“Westcode”), a subsidiary, had a Letter of Credit facility from a British bank. At September 30, 2008, there were approximately £144,000, or $262,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £44,000, or $80,000, in connection with a product supply contract.
     On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of September 30, 2008 and March 31, 2008.

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
     In the September 2008 quarter, our revenue declined as compared to the immediately preceding quarter, in large part due to the effect of an increased U.S. Dollar/Euro exchange rate on the translation of our European revenues. This effect is expected to continue in the December 2008 quarter, along with a successive decline in our quarterly revenues. From the June 2008 quarter to the September 2008 quarter, distribution revenues decreased while original equipment manufacturers’ revenues increased slightly. Distributor inventory declined in the September 2008 quarter as compared to the June 2008 quarter. From the June 2008 quarter to the September 2008 quarter, power semiconductor revenues declined. The decrease in power semiconductor revenues primarily reflects decreasing sales to the industrial and commercial market, offset by increasing sales to the medical market. Sales of subassemblies to industrial and commercial customers have driven the growth in systems and RF power semiconductor revenues over the past year. Over the past two quarters, IC revenues increased in light of increasing demand in medical and telecommunications markets. In recent periods, research, development and engineering expenses have remained relatively consistent, both in absolute terms and expressed as a percentage of revenues. Selling, general and administrative expenses, exclusive of bad debt expenses and other non-recurring items, have been relatively flat over the past four quarters. In general, our visibility regarding future performance has declined in the face of the recent worldwide macroeconomic downturn.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 47% of our revenues in the first six months of fiscal 2009 and 50% of our revenues in the first six months of fiscal 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first six months of fiscal 2009 and 2008, approximately $164,000 and $282,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $4.9 million in inventory of our products on hand at September 30, 2008. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2008 (in thousands):

Balance at March 31, 2008	$345
Additions	637
Deductions	(553)

Balance at June 30, 2008	$429
Additions	583
Deductions	(639)

Balance at September 30, 2008	$373

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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2008	$19,250
Sale of excess inventory	(181)
Scrap of excess inventory	(602)
Additional accrual of excess inventory	1,710

Balance at June 30, 2008	$20,177
Sale of excess inventory	(128)
Scrap of excess inventory	(412)
Additional accrual of excess inventory	406

Balance at September 30, 2008	$20,043

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At September 30, 2008, our lower of cost or market reserve was $521,000.
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
     In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our unaudited condensed consolidated financial statements, results of operations or cash flows.
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

Results of Operations — Three and Six Months Ended September 30, 2008 and 2007
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Net revenues	$77,635	1.9%	$76,165	$156,971	3.2%	$152,066
Cost of goods sold	53,838	-4.1%	56,160	108,412	-1.1%	109,673

Gross profit	$23,797	19.0%	$20,005	$48,559	14.5%	$42,393

Operating expenses:
Research, development and engineering	$5,431	5.8%	$5,131	$10,825	6.1%	$10,204
Selling, general and administrative	10,433	5.4%	9,897	21,492	3.6%	20,737
Litigation provision	—	-100.0%	(1,195)	—	-100.0%	(5,979)

Total operating expenses	$15,864	14.7%	$13,833	$32,317	29.5%	$24,962

     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3%	73.7%	69.1%	72.1%

Gross profit	30.7%	26.3%	30.9%	27.9%

Operating expenses:
Research, development and engineering	7.0%	6.7%	6.9%	6.7%
Selling, general and administrative	13.4%	13.0%	13.7%	13.6%
Litigation provision	—	-1.6%	—	-3.9%

Total operating expenses	20.4%	18.1%	20.6%	16.4%

Operating income	10.3%	8.2%	10.3%	11.5%
Other income (expense), net	0.9%	-1.6%	1.0%	-0.4%

Income before income tax	11.2%	6.6%	11.3%	11.1%
Provision for income tax	3.4%	1.3%	3.9%	3.9%

Net income	7.8%	5.3%	7.4%	7.2%

Net Revenues
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Power semiconductors	$61,089	4.3%	$58,553	$125,351	8.6%	$115,383
Integrated circuits	9,244	-16.8%	11,114	17,412	-26.8%	23,782
Systems and RF power semiconductors	7,302	12.4%	6,498	14,208	10.1%	12,901

Total	$77,635	1.9%	$76,165	$156,971	3.2%	$152,066

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
     Average Selling Prices (“ASPs”)

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	% change	2007	2008	% change	2007
Power semiconductors	$2.92	62.2%	$1.80	$2.73	40.0%	$1.95
Integrated circuits	$0.75	-14.8%	$0.88	$0.76	-2.6%	$0.78
Systems and RF power semiconductors	$21.04	24.6%	$16.88	$25.65	47.2%	$17.43
Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Power semiconductors	20,953	-35.6%	32,512	45,863	-22.5%	59,169
Integrated circuits	12,383	-1.8%	12,611	22,996	-25.0%	30,670
Systems and RF power semiconductors	347	-9.9%	385	554	-25.1%	740

Total	33,683		45,508	69,413		90,579

     The 1.9% increase in net revenues in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 reflects an increase of $2.5 million, or 4.3%, in the sale of power semiconductors and an increase of $804,000, or 12.4%, in the sale of systems and RF power semiconductors, offset by a $1.9 million, or 16.8%, decrease in the sale of ICs. The increase in revenues in the power semiconductor group included a $5.7 million increase from the sale of bipolar products primarily to the industrial and commercial market, offset by a $3.8 million decrease in the sale of MOS products to the consumer products market. The increase in revenues from the sale of systems and RF power semiconductors was due to an increase of $628,000 in the sale of subassemblies to the industrial and commercial market. Net revenues from the sales of ICs declined principally due to a $1.2 million decrease in the sale of ASICs to the consumer products market.
     For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, the increase in the ASPs of power semiconductors was caused by a reduction in sales of low priced semiconductors to the consumer product market. The increase in the ASPs of systems and RF power semiconductors was principally due to an increase in the sale of higher priced subassemblies. The decrease in the ASPs of ICs was primarily due to a decline in shipments of high priced ASICs to the medical market and customer premise equipment ICs.
     The 3.2% increase in net revenues in the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 reflects an increase of $10.0 million, or 8.6%, in the sale of power semiconductors and an increase of $1.3 million, or 10.1%, in the sale of systems and RF power semiconductors, offset by a $6.4 million, or 26.8%, decrease in the sale of ICs. The increase in revenues in the power semiconductor group included a $13.2 million increase from the sale of bipolar products principally to the industrial and commercial market, offset by a $3.9 million decrease from the sale of MOS products to the consumer products market. The increase in revenues from the sale of systems and RF power semiconductors was due to an increase of $1.0 million in the sale of subassemblies to the industrial and commercial market. Net revenues from the sales of ICs declined due to a $3.7 million decline in the sale of semiconductors for customer premise equipment, and a $1.4 million decrease in the sale of solid state relays, both to the telecommunications market, and a $1.6 million decrease in the sale of ASICs to the consumer products market.
     For the six months ended September 30, 2008 as compared to the six months ended September 30, 2007, the increase in the ASPs of power semiconductors was caused by a reduction in sales of low priced semiconductors to the consumer product market. The increase in the ASPs of systems and RF power semiconductors was principally due to an increase in the sale of higher priced subassemblies. The decrease in the ASPs of ICs was primarily due to a decline in shipments of high priced customer premise equipment ICs partly offset by an increase in ASPs of ASICs due to fewer shipments of low priced ASICs to the consumer products market.
     Units declined in all product groups. For the three and six months ended September 30, 2008 as compared to the three and six months ended September 30, 2007, the decline in shipments of power semiconductors was due to reduced shipments to the consumer products market; in systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors; and in ICs, the unit decline was caused by the reduction of shipments to the telecommunications market.

     For the quarter ended September 30, 2008, sales to customers in the United States represented approximately 27.8%, and sales to international customers represented approximately 72.2%, of our net revenues. Of our international sales, approximately 57.7% were derived from sales in Europe and the Middle East, approximately 32.4% were derived from sales in the Asia Pacific region and approximately 9.9% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2007, sales to customers in the United States represented approximately 27.8%, and sales to international customers represented approximately 72.2%, of our net revenues. Of our international sales, approximately 52.9% were derived from sales in Europe and the Middle East, approximately 38.6% were derived from sales in the Asia Pacific region and approximately 8.5% were derived from sales in the rest of the world.
     For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, growth was substantial in Europe as a result of sales to the industrial and commercial market, while notable declines were experienced in Korea, because of reduced sales to the consumer products market, and in China. For the six months period ended September 30, 2008, sales to customers in the United States represented approximately 27.4%, and sales to international customers represented approximately 72.6%, of our net revenues. Of our international sales, approximately 58.2% were derived from sales in Europe and the Middle East, approximately 32.8% were derived from sales in the Asia Pacific region and approximately 9.0% were derived from sales in the rest of the world. By comparison, for the six months period ended September 30, 2007, sales to customers in the United States represented approximately 26.6%, and sales to international customers represented approximately 73.4%, of our net revenues. Of our international sales, approximately 54.4% were derived from sales in Europe and the Middle East, approximately 37.0% were derived from sales in the Asia Pacific region and approximately 8.6% were derived from sales in the rest of the world.
     For the six months ended September 30, 2008 as compared to the six months ended September 30, 2007, growth was substantial in the United States because of the sales to the medical market, and in Europe, as a result of sales to the industrial and commercial market; whereas, reductions occurred in Korea, because of reduced sales to the consumer products market, and in China.
     For the three and six months ended September 30, 2008 and for the six months ended September 30, 2007, no customer accounted for more than 10% of our net revenues. For the three months ended September 30, 2007, one customer accounted for 10.8% of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin increased to 30.7% in the three months ended September 30, 2008 from 26.3% in the three months ended September 30, 2007. Gross profit margin increased to 30.9% in the six months ended September 30, 2008 from 27.9% in the six months ended September 30, 2007. The gross profit margin increased primarily due to a shift in our product mix towards higher margin semiconductors for the medical market and due to better utilization of facilities and improved efficiencies in production. Improved utilization of facilities and efficiencies in production resulted in $902,000 and $2.4 million increases in gross profit for the three and six months periods ended September 30, 2008, respectively.
     Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three months ended September 30, 2008 as compared to the same period of the prior year, R&D expenses increased by $300,000, or 5.8%. For the six months ended September 30, 2008 as compared to the same period of the prior year, R&D expenses increased by $621,000, or 6.1%. Expressed as a percentage of revenues, our R&D expenses were relatively consistent and increased marginally to 7.0% and 6.9% in the three and six months ended September 2008 as compared to 6.7% in the three and six months ended September 30, 2007. The increase in R&D expenses was primarily due to an increase in process improvement expenses and increased headcount in temporary employees. Although R&D expenses may increase as we fund more development projects, we do not expect a material increase in such expenses when expressed as a percentage of revenues.

Selling, General and Administrative.
     For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, selling, general and administrative expenses increased by $536,000, or 5.4%, and from 13.0% to 13.4% of net revenues. The increase in selling, general and administrative expenses expressed in dollars was primarily due to a $900,000 charge on an uncollectable advance payment to a supplier, offset by a decrease of $344,000 in professional and consulting fees for regulatory compliance.
     For the six months ended September 30, 2008 as compared to six months ended September 30, 2007, selling, general and administrative expenses increased by $755,000, and from 13.6% to 13.7% of net revenues. The increase was principally due to a $900,000 charge on a prior advance payment to a supplier, an increase in selling expenses of $725,000 as a result of higher commissions and freight expenses, offset by a decrease of $1.2 million in professional and consulting fees for regulatory compliance.
Litigation Provision.
     For the three and six months ended September 30, 2008, we had no litigation provision. For the quarter ended September 30, 2007, we released $1.3 million, net of interest accruals, including our remaining provision for our litigation against LoJack Corporation. For the six months ended September 30, 2007, we released $6.0 million, net of interest accruals, from our litigation provision.
Other Income (Expense).
     In the quarter ended September 30, 2008, other income, net was $749,000 as compared to other expense, net of $1.2 million in the quarter ended September 30, 2007. In the three months ended September 30, 2008, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $691,000. For the three months ended September 30, 2007, other expense, net primarily consisted of losses associated with changes in exchange rates for foreign currency transactions of $1.3 million.
     Other income, net in the six months ended September 30, 2008 was $1.5 million, as compared to other expense, net of $604,000 in the six months ended September 30, 2007. In the six months ended September 30, 2008, other income, net primarily consisted of gains associated with changes in exchange rates for foreign currency transactions of $1.6 million. For the six months ended September 30, 2007, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $2.2 million, offset by the recognition of $1.1 million received on an insurance claim.
Provision for Income Tax.
     The provision for income tax is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. In the quarter ended September 30, 2008, provision for income tax reflected an effective tax rate of 30.2% as compared to an effective tax rate of 20.3% in the quarter ended September 30, 2007. The rate for the three months ended September 30, 2007 was impacted by settlement of a tax audit in a foreign jurisdiction. For the six months ended September 30, 2007 as compared to September 30, 2008, the effective tax rate increased marginally from 34.9% to 35.0%.
Liquidity and Capital Resources
     At September 30, 2008, cash and cash equivalents of $70.2 million increased by 24.0% from the $56.6 million at March 31, 2008.
     Net cash provided by operating activities in the six months ended September 30, 2008 was $19.1 million, as compared to net cash provided by operating activities of $12.2 million in the six months ended September 30, 2007. As compared to last fiscal year, our operating cash flow improved in large part because of higher revenues and higher gross profit. Net accounts receivable decreased by $2.4 million, or 4.9%, from March 31, 2008 to September 30, 2008, primarily due to improved collections and decreased revenues in the September 2008 quarter as compared to the March 2008 quarter. At September 30, 2008, one customer accounted for 11.8% of our net receivables. Our accrued expenses and other liabilities at September 30, 2008 increased by $9.4 million, or 52.4%, from accrued expenses and other liabilities at March 31, 2008, primarily because of an income tax accrual. Our accounts payable at September 30, 2008 decreased by $4.1 million, or 19.2%, from accounts payable at March 31, 2008, principally because of a reduction in the purchase of inventories.

     We used $2.7 million in net cash for investing activities during the six months ended September 30, 2008, as compared to net cash used in investing activities of $5.4 million during the six months ended September 30, 2007. During the six months ended September 30, 2008, we spent $6.0 million on purchases of property, plant and equipment, which was offset by proceeds of $3.6 million from sales of investments. During the six months ended September 30, 2007, we spent $2.4 million on a strategic long-term investment and $2.9 million on the purchase of plant and equipment.
     For the six months ended September 30, 2008, net cash used in financing activities was $918,000 as compared to net cash used in financing activities of $6.4 million in the six months ended September 30, 2007. During the six months ended September 30, 2008, the cash was used principally for principal repayments on capital lease obligations and repayments of loans, offset by proceeds from employee equity plans. For the six months ended September 30, 2007, the cash was used principally to purchase treasury stock and for principal repayments on capital lease obligations.
     Another potential source of liquidity is available borrowings under existing lines of credit. At September 30, 2008, we had credit aggregating $5.3 million available.
     At September 30, 2008, our debt, consisting of capital lease obligations and loans payable, was $30.0 million, representing 42.8% of our cash and cash equivalents and 14.6% of our stockholders equity.
     We are obligated on a €7.8 million, or $11.3 million, loan. The loan has a remaining term of 12 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan ending in June 2010, a principal payment of €167,000, or about $241,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $13,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at September 30, 2008 was $7.3 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     During September 2008, we declared and accrued $3.2 million in dividends which were paid during October 2008, consisting of a special, one-time dividend of $0.07 per share and a quarterly dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.
     Additionally, we maintain two defined benefit pension plans at our European locations. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans as on September 30, 2008 was $15.5 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, investments in new product development or one or more acquisitions. We use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any significant open foreign exchange forward and option contracts at September 30, 2008. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The information set forth in Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 hereof is hereby incorporated by reference into this Item 1 of Part II.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of October 30, 2008, approximately 22% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2008 Annual Meeting of the Stockholders of the Company was held on September 5, 2008.
     At the Annual Meeting, the stockholders elected each of the persons identified below to serve as a director of the Company until the next Annual Meeting of the Stockholders or until such person’s successor is elected (the “Director Proposal”), did not approve the 2008 Equity Incentive Plan (the “Stock Plan Proposal”), and ratified the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2009 (the “Auditor Proposal”). The votes on the three proposals were as follows:
Proposal 1: The Director Proposal

Director	Votes For	Votes Withheld
Donald Feucht	20,595,638	8,968,343
Samuel Kory	20,168,787	9,395,194
S. Joon Lee	29,387,350	176,631
Timothy A. Richardson	20,671,053	8,892,928
James M. Thorburn	29,050,943	513,038
Nathan Zommer	29,056,996	506,985
Proposal 2: The Stock Plan Proposal

For	Against	Abstain	Broker Non-Vote

12,805,138	13,060,714	291,922	3,406,207
Proposal 3: The Auditor Proposal

For	Against	Abstain	Broker Non-Vote

29,516,417	28,138	19,426	0
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

Date: November 7, 2008

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