Form 10-Q
period 2008-12-31
IXYS CORP /DE/
filed 2009-02-06
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 30, 2009 was 30,635,199.

IXYS CORPORATION
FORM 10-Q
December 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$54,004	$56,614
Restricted cash	137	620
Accounts receivable, net of allowances of $1,676 at December 31, 2008 and $1,712 at March 31, 2008	36,264	50,270
Inventories	91,394	86,516
Prepaid expenses and other current assets	4,927	6,415
Deferred income taxes	6,766	7,578

Total current assets	193,492	208,013
Property, plant and equipment, net	56,519	58,033
Other assets	8,055	8,593
Deferred income taxes	12,473	13,546
Goodwill	2,691	5,645

Total assets	$273,230	$293,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$4,200	$4,890
Current portion of loans payable	1,513	1,286
Accounts payable	15,414	21,489
Accrued expenses and other current liabilities	18,007	17,956

Total current liabilities	39,134	45,621
Long term income tax payable	4,570	4,570
Capitalized lease obligations, net of current portion	5,677	7,023
Long term loans, net of current portion	18,581	19,159
Pension liabilities	13,966	17,228

Total liabilities	81,928	93,601

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,030,986 issued and 30,634,699 outstanding at December 31, 2008 and 35,403,630 issued and 31,086,159 outstanding at March 31, 2008	360	354
Additional paid-in capital	175,441	170,043
Treasury stock, at cost: 5,396,287 common shares at December 31, 2008 and 4,317,471 common shares at March 31, 2008	(45,208)	(37,918)
Retained earnings	54,894	50,494
Accumulated other comprehensive income	5,815	17,256

Total stockholders’ equity	191,302	200,229

Total liabilities and stockholders’ equity	$273,230	$293,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues	$58,337	$73,136	$215,308	$225,202
Cost of goods sold	45,683	52,381	154,095	162,054

Gross profit	12,654	20,755	61,213	63,148

Operating expenses:
Research, development and engineering	4,733	5,345	15,558	15,549
Selling, general and administrative	9,209	10,723	30,701	31,460
Impairment charge	3,749	—	3,749	—
Litigation provision	—	84	—	(5,895)

Total operating expenses	17,691	16,152	50,008	41,114

Operating income (loss)	(5,037)	4,603	11,205	22,034
Other income (expense):
Interest income	254	499	980	1,673
Interest expense	(405)	(481)	(1,349)	(1,348)
Other income (expense), net	(109)	(1,325)	1,624	(2,236)

Income (loss) before income tax	(5,297)	3,296	12,460	20,123
Benefit from (provision for) income tax	1,315	(1,079)	(4,899)	(6,953)

Net income (loss)	$(3,982)	$2,217	$7,561	$13,170

Net income (loss) per share
Basic	$(0.13)	$0.07	$0.24	$0.41

Diluted	$(0.13)	$0.07	$0.23	$0.39

Cash dividends per share	—	—	$0.10	—

Weighted average shares used in per share calculation
Basic	30,979	31,776	31,238	32,180

Diluted	30,979	32,995	32,236	33,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(3,982)	$2,217	$7,561	$13,170
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale investment securities, net of taxes of ($30) and ($273) for the three and nine months ended December 31, 2008 and net of taxes of ($59) and ($279) for the three and nine months ended December 31, 2007	(59)	(60)	(529)	(317)
Foreign currency translation adjustments	(4,274)	1,190	(10,912)	4,885

Comprehensive income (loss)	$(8,315)	$3,347	$(3,880)	$17,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,561	$13,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,783	9,448
Provision for receivables allowances	4,568	2,188
Net change in inventory reserves	6,054	2,980
Goodwill impairment charge	3,749	—
Change in litigation provision	—	(5,895)
Foreign currency adjustments on intercompany amounts	(157)	580
Deferred income taxes	—	4,437
Stock-based compensation	1,925	1,525
Loss (gain) on investments and disposal of fixed assets	182	(478)
Changes in operating assets and liabilities:
Accounts receivable	5,808	(2,037)
Inventories	(18,969)	(1,299)
Prepaid expenses and other current assets	(2,541)	288
Other assets	57	(560)
Accounts payable	(3,664)	(3,948)
Accrued expenses and other liabilities	3,199	(2,163)
Pension liabilities	(388)	(793)

Net cash provided by operating activities	17,167	17,443

Cash flows from investing activities:
Change in restricted cash	482	(732)
Business combination, net of cash and cash equivalents acquired	(420)	—
Purchases of investments	(1,083)	(3,435)
Purchases of plant and equipment	(7,792)	(5,629)
Proceeds from sale of investments and assets	3,923	788

Net cash used in investing activities	(4,890)	(9,008)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,580)	(3,137)
Repayments of long term loans and notes payable	(1,823)	(834)
Payment of dividend to stockholders	(3,161)	—
Purchases of treasury stock	(7,290)	(14,560)
Proceeds from employee equity plans	3,480	1,511

Net cash used in financing activities	(12,374)	(17,020)

Effect of exchange rate fluctuations on cash and cash equivalents	(2,513)	2,295

Net decrease in cash and cash equivalents	(2,610)	(6,290)
Cash and cash equivalents at beginning of period	56,614	54,027

Cash and cash equivalents at end of period	$54,004	$47,737

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
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FASB FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective April 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s unaudited condensed consolidated financial statements, results of operations or cash flows. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.
     In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s unaudited condensed consolidated financial statements, results of operations or cash flows.
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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company for fiscal quarters beginning January 1, 2009. The Company is currently evaluating the impact of SFAS No. 161.
3. Employee Equity Incentive Plans
Stock Options, Restricted Stock Units and Stock Bonuses:
     Stock options, restricted stock units (“RSUs”) and stock bonuses may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “Plans”). Stock options may be granted for not less than 85% of fair market value at the time of grant. The options granted to employees typically vest over four years and expire ten years from the date of grant. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. The Company also grants options that contain net exercise provisions. These options generally vest over a period of four years. In a net exercise option, the number of shares issued upon exercising the stock option is net of the number of shares subject to the option cancelled to cover the aggregate exercise price. Under the Plans, IXYS may also award shares of common stock as stock bonuses. The Company did not award any stock bonuses during the three and nine months ended December 31, 2008.
     RSUs may be granted under the Company’s 1999 Equity Incentive Plan. Pursuant to an award, the Company will, in the future, deliver shares of the Company’s common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of the Company’s common stock. The Company did not award any RSUs during the three and nine months ended December 31, 2008.
     Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 12.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the total shares authorized each year at the discretion of the Board. The 1999 Equity Incentive Plan expires in May 2009. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date.
Employee Stock Purchase Plan
     In May 1999, the stockholders approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. In July 2007, the Purchase Plan was amended to reserve an additional 350,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, substantially all U.S. employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of each specified six-month offering period. Stock purchases are limited to 15% of an employee’s eligible compensation. During the nine months ended December 31, 2008, there were 94,244 shares purchased under the Purchase Plan, leaving 190,502 shares available for purchase under the plan in the future.
Stock-Based Compensation:
     The following table summarizes the effects of share-based compensation charges (in thousands):
Income Statement Classifications

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$753	$581	$1,925	$1,525

Share-based compensation effect in income before taxes	753	581	1,925	1,525
Provision for income taxes (1)	271	227	693	595

Net share-based compensation effects in net income (loss)	$482	$354	$1,232	$930

(1)	Estimated at a statutory income tax rate of 36% in fiscal year 2009 and 39% in fiscal year 2008.

     During the three and nine months ended December 31, 2008, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2008, approximately $8.2 million in stock-based compensation is to be recognized for unvested stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three and nine months ended December 31, 2008 and 2007, were based on estimates at the grant date as follows:

	Stock Options				Purchase Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	December 31,		December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Weighted average estimated fair value of grant per share	$2.94	$3.48	$3.38	$4.26	$5.28	$3.10	$4.21	$2.88
Risk-free interest rate	2.3%	3.4%	2.4%	4.1%	2.0%	4.8%	2.6%	4.8%
Expected term (in years)	4.6	4.3	4.6	4.3	0.5	0.5	0.5	0.5
Volatility	51.6%	47.1%	50.4%	48.1%	96.1%	60.6%	77.8%	52.4%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
     Activity with respect to outstanding stock options for the nine months ended December 31, 2008 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance, March 31, 2008	4,828,817	$8.46
Options granted	1,847,500	$7.83
Options exercised	(524,344)	$5.51	$3,159
Options cancelled and expired	(127,604)	$14.99

Balance, December 31, 2008	6,024,369	$8.42

Exercisable, December 31, 2008	3,604,119	$8.56
Exercisable, March 31, 2008	3,968,967	$8.28

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the nine months ended December 31, 2008 was as follows:

		Weighted Average
	Number of	Grant Date Fair	Aggregate Fair
	Shares	Value	Value (1)
			(000)
Balance, March 31, 2008	97,350	$9.58
RSUs vested (2)	(32,450)	$9.58	$285
RSUs forfeited	—	—

Balance, December 31, 2008	64,900	$9.58

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

4. Computation of Net Income (Loss) per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Basic:
Weighted average shares	30,979	31,776	31,238	32,180

Net income (loss)	$(3,982)	$2,217	$7,561	$13,170

Net income (loss) per share	$(0.13)	$0.07	$0.24	$0.41

Diluted:
Weighted average shares	30,979	31,776	31,238	32,180
Common equivalent shares from stock options	—	1,219	998	1,274

Weighted average shares used in diluted per share calculation	30,979	32,995	32,236	33,454

Net income (loss)	$(3,982)	$2,217	$7,561	$13,170

Net income (loss) per share	$(0.13)	$0.07	$0.23	$0.39

     Basic income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution. Weighted average common shares outstanding, assuming dilution, includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. Due to the Company’s net loss for the quarter ended December 31, 2008, all of the stock options outstanding to purchase 4.6 million of the Company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. For the nine months ended December 31, 2008, there were outstanding options to purchase 3.9 million shares, (2.0 million shares for the quarter and nine months ended December 31, 2007) that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.
5. Fair Value
     The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the principal or most advantageous market in which the Company would transact is considered and assumptions that market participants would use when pricing the asset or liability, such as inherent risk, restrictions on sale and risk of nonperformance are considered. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

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

     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
		(unaudited)
Assets
Marketable equity securities (1)	$270	$270	$—	$—
Derivative contracts (2)	220	—	220	—

Total assets measured at fair value	$490	$270	$220	$—

(1)	Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheet.
     The Company measures its marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices.
     The Company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the fair value of these instruments is recorded on the balance sheet. The Company has elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in current period’s income statement and are included in other income (expense), net. All of the Company’s derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using prices obtained from the counterparties with whom the Company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the Company classifies these derivatives as Level 2.
     Other financial instruments not recorded at fair value on the balance sheet include cash and cash equivalents and accounts receivable. Long term debt, which primarily consists of notes from banks, approximates fair value due to the terms of the underlying debt.
6. Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
	(unaudited)
Raw materials	$21,776	$23,108
Work in process	43,704	40,828
Finished goods	25,914	22,580

Total	$91,394	$86,516

7. Other Assets
     Other assets consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
	(unaudited)
Available for sale investment securities	$270	$3,161
Long term equity investment	3,986	4,298
Intangible assets, net	1,784	466
Other	2,015	668

Total	$8,055	$8,593

     The Company acquired certain intangible assets in a business combination completed during the quarter ended September 30, 2008. These intangible assets are expected to be amortized over 3 years. Refer to Note 11 “Business Combination” for more details on the acquisition. During the quarter ended December 31, 2008, IXYS Semiconductor GmbH, a German subsidiary of IXYS, made a prepayment of $1.8 million to secure supply of silicon wafers. The prepayment has been classified as follows: $1.2 million in other assets and the balance in prepaid expenses and other current assets.
8. Goodwill
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
     The financial performance of the Company during the quarter ended December 31, 2008 and the current economic environment triggered the testing of goodwill and other intangible assets for impairment. The goodwill is assigned to three reporting units, two of which were tested for impairment in the quarter ended December 31, 2008. The goodwill assigned to the third reporting unit was recorded during the acquisition of RTI concluded in September 2008 and was determined not impaired.
     The fair value of the two reporting units tested was determined using the discounted cash flow method applied to the internal projections of the reporting units’ operating results. Of the two reporting units, it was determined that the entire goodwill balance of $3.7 million associated with its Clare, Inc. reporting unit was impaired due to below expectation performance and the current economic environment of that reporting unit and consequently the Company recorded an impairment charge of that amount.
9. Borrowing Arrangements
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2008 was €7.7 million or $10.9 million.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. During the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. Thereafter, the interest rate is recomputed annually. The interest rate at December 31, 2008 was 3.7%.
     Each fiscal quarter beginning with the quarter ended September 2005, during the first five years of the loan, a principal payment of €167,000, or about $235,000 and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed.

     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2008, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
     LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from IXYS and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are being amortized on straight-line basis over the loan period, and the unamortized balance is shown net of the loan liability.
     Note issued on acquisition
     On September 10, 2008, the Company issued a note with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of Reaction Technology Incorporation (“RTI”). The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6.0%. The note is secured by a security interest in the property acquired and the current assets of RTI. Refer to Note 11, “Business Combinations” for more details regarding the acquisition.
10. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
	(unaudited)
Uninvoiced goods and services	$9,784	$6,306
Compensation and benefits	5,245	7,428
Income taxes	25	—
Commission, royalties, deferred revenue and other	2,953	4,222

	$18,007	$17,956

11. Business Combination
     On September 10, 2008, the Company acquired all the outstanding shares of RTI, a privately held company based in Santa Clara, California. RTI is a supplier of silicon epitaxy and silicon coatings to the semiconductor and industrial sectors. The acquisition of RTI is intended to improve the Company’s ability to meet its production requirements and provide the Company more control over manufacturing. For accounting purposes, the preliminary purchase price for the Company’s acquisition was $3.2 million, consisting of the following (in thousands):

Cash consideration	$1,031
Note issued	2,000

Total acquisition consideration	3,031
Transaction costs	192

Total preliminary purchase price	$3,223

     The Company also purchased the land and building formerly leased by RTI from its majority shareholder for cash consideration of $1.5 million.

     The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition (in thousands):

Preliminary
purchase price
allocation
Cash	$804
Other current assets	734
Plant and equipment	1,379
Current liabilities	(443)
Note payable to bank	(853)
Deferred tax liability	(813)
Intangibles	1,620
Goodwill	795

Total purchase price	$3,223

     The fair values set forth above are based on a preliminary valuation of RTI’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The intangible assets primarily consist of related customers’ relationships and have an estimated useful life of 3 years. The fair value of the identified intangibles was determined using the income approach and the royalty savings approach. In presenting the preliminary purchase price allocation above, the Company is evaluating its deferred tax assets and deferred tax liabilities. Once this information has been determined, the Company will recognize the deferred tax assets and liabilities resulting from this acquisition. RTI has been consolidated into the Company’s results of operations since the acquisition date. In its fiscal year ended December 31, 2007, RTI’s unaudited net revenues were about $3.8 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
12. Pension Plans
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
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	507	553	1,734	1,626
Expected return on plan assets	(377)	(438)	(1,300)	(1,296)
Recognized actuarial loss	20	16	69	47

Net periodic pension expense	$150	$131	$503	$377

     IXYS expects to contribute approximately $957,000 to the plans in the fiscal year ending March 31, 2009. This contribution is primarily contractual.

13. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income, net of tax (in thousands):

	December 31,	March 31,
	2008	2008
	(unaudited)
Accumulated net unrealized gain (loss) on available for sale investments securities, net of tax ($89) as of December 31, 2008 and $184 as of March 31, 2008	$(171)	$358
Unrecognized actuarial loss, net of tax of $1,667	(3,100)	(3,100)
Accumulated foreign currency translation adjustments	9,086	19,998

Total accumulated other comprehensive income	$5,815	$17,256

14. Segment Information
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
United States	$17,507	$18,320	$60,532	$58,770
Europe and the Middle East
France	1,491	1,807	5,803	5,392
Germany	8,153	10,574	32,269	32,246
Italy	1,520	1,883	6,044	5,664
United Kingdom	3,511	4,603	13,690	16,605
Other	8,042	9,128	31,178	28,753
Asia Pacific
China	6,534	9,907	25,213	30,409
Japan	1,852	2,254	7,197	6,863
Korea	1,527	5,577	5,882	14,074
Other	4,378	4,313	13,470	12,059
Rest of the World
India	2,275	3,431	9,437	8,847
Other	1,547	1,339	4,593	5,520

Total	$58,337	$73,136	$215,308	$225,202

     The following table sets forth net revenues for each of IXYS’s product groups for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Power semiconductors	$45,318	$58,408	$170,669	$173,791
Integrated circuits	7,533	8,058	24,945	31,840
Systems and RF power semiconductors	5,486	6,670	19,694	19,571

Total	$58,337	$73,136	$215,308	$225,202

     For the three and nine months ended December 31, 2008 and December 31, 2007, no customer accounted for more than 10% of our net revenues.
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
LoJack
     In April 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. In February 2006, the jury awarded LoJack $36.7 million in damages. In July 2006, the Superior Court reduced LoJack’s damages to $4.0 million. In July 2007, the Appeals Court of Massachusetts ruled that Clare owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 2003, which aggregated to $1.2 million. In September 2007, the Supreme Judicial Court of Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between Clare and LoJack. Clare paid LoJack $1.2 million in accordance with the opinion of the Appeals Court.

Other Commitments and Contingencies:
     Westcode Semiconductor Limited (“Westcode”), a subsidiary, had a Letter of Credit facility from a British bank. At December 31, 2008, there were £500,000, or $724,000, of open letters of credit to support inventory purchases.
     On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company does provide in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate any potential future liability, if any; therefore, no liability for these indemnification agreements has been recorded as of December 31, 2008 and March 31, 2008.

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
     In the December 2008 quarter, we experienced a sharp decline in our net revenues and backlog. The recent worldwide economic downturn has resulted in our customers becoming more cautious in new orders and making downward adjustments in their forecasts. Our customers rescheduled deliveries as well as reduced new orders ahead of the holiday season. The reduced revenues reflect decreasing sales to all major market segments, including the consumer, medical, telecommunication and industrial and commercial markets. In recent periods, research, development and engineering expenses, or R&D expenses, and our selling, general and administrative expenses, or SG&A expenses, have been reduced slightly. In light of the cost cutting measures, we expect our R&D expenses and SG&A expenses, to decline slightly in future periods. In general, our visibility regarding future performance has declined in the face of the uncertain macroeconomic outlook.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 46.5% of our revenues in the first nine months of fiscal 2009 and 48.9% of our revenues in the first nine months of fiscal 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the first nine months of fiscal 2009 and 2008, approximately $1.6 million and $811,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $4.3 million in inventory of our products on hand at December 31, 2008. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2008 (in thousands):

Balance at March 31, 2008	$345
Additions	637
Deductions	(553)

Balance at June 30, 2008	$429
Additions	583
Deductions	(639)

Balance at September 30, 2008	$373
Additions	706
Deductions	(647)

Balance at December 31, 2008	$432

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
     We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. For example, in the quarter ended December 31, 2008, we examined our inventory and as a consequence of the dramatic retrenchment in some of our markets, certain of our inventory that normally would not be considered excess were considered as such; therefore, we booked an additional charge of about $3.0 million to recognize this exposure.
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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2008	$19,250
Sale of excess inventory	(181)
Scrap of excess inventory	(602)
Additional accrual of excess inventory	1,710

Balance at June 30, 2008	$20,177
Sale of excess inventory	(128)
Scrap of excess inventory	(412)
Additional accrual of excess inventory	406

Balance at September 30, 2008	$20,043
Sale of excess inventory	(141)
Scrap of excess inventory	(609)
Additional accrual of excess inventory	4,117

Balance at December 31, 2008	$23,410

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At December 31, 2008, our lower of cost or market reserve was $523,000.
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
     In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our unaudited condensed consolidated financial statements, results of operations or cash flows.
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

Results of Operations — Three and Nine Months Ended December 31, 2008 and 2007
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Net revenues	$58,337	-20.2%	$73,136	$215,308	-4.4%	$225,202
Cost of goods sold	45,683	-12.8%	52,381	154,095	-4.9%	162,054

Gross profit	$12,654	-39.0%	$20,755	$61,213	-3.1%	$63,148

Operating expenses:
Research, development and engineering	$4,733	-11.4%	$5,345	$15,558	0.1%	$15,549
Selling, general and administrative	9,209	-14.1%	10,723	30,701	-2.4%	31,460
Impairment charges	3,749	nm	—	3,749	nm	—
Litigation provision	—	nm	84	—	nm	(5,895)

Total operating expenses	$17,691	9.5%	$16,152	$50,008	21.6%	$41,114

nm — not meaningful
     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.3%	71.6%	71.6%	72.0%

Gross profit	21.7%	28.4%	28.4%	28.0%

Operating expenses:
Research, development and engineering	8.1%	7.3%	7.2%	6.9%
Selling, general and administrative	15.8%	14.7%	14.3%	14.0%
Impairment charges	6.4%	—	1.7%	—
Litigation provision	—	0.1%	—	-2.6%

Total operating expenses	30.3%	22.1%	23.2%	18.3%

Operating income (loss)	-8.6%	6.3%	5.2%	9.7%
Other income (expense), net	-0.5%	-1.8%	0.6%	-0.8%

Income (loss) before income tax	-9.1%	4.5%	5.8%	8.9%
Benefit from (provision for) income tax	2.3%	-1.5%	-2.3%	-3.1%

Net income (loss)	-6.8%	3.0%	3.5%	5.8%

Net Revenues
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Power semiconductors	$ 45,318	-22.4%	$ 58,408	$ 170,669	-1.8%	$ 173,791
Integrated circuits	7,533	-6.5%	8,058	24,945	-21.7%	31,840
Systems and RF power semiconductors	5,486	-17.8%	6,670	19,694	0.6%	19,571

Total	$ 58,337	-20.2%	$ 73,136	$ 215,308	-4.4%	$ 225,202

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
Average Selling Prices (“ASPs”)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	% change	2007	2008	% change	2007
Power semiconductors	$2.57	38.2%	$1.86	$2.69	40.1%	$1.92
Integrated circuits	$0.77	-7.2%	$0.83	$0.76	-3.8%	$0.79
Systems and RF power semiconductors	$25.88	97.6%	$13.10	$25.71	64.1%	$15.67
Units

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	% change	2007	2008	% change	2007
	(000)		(000)	(000)		(000)
Power semiconductors	17,633	-44.0%	31,480	63,496	-30.0%	90,649
Integrated circuits	9,763	1.0%	9,664	32,759	-18.8%	40,334
Systems and RF power semiconductors	212	-58.3%	509	766	-38.7%	1,249

Total	27,608		41,653	97,021		132,232

     The 20.2% decrease in net revenues in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 reflects a decrease of $13.1 million, or 22.4%, in the sale of power semiconductors, a decrease of $525,000, or 6.5%, in the sale of ICs, and a decrease of $1.2 million, or 17.8%, in the sale of systems and RF power semiconductors. The decrease in revenues in the power semiconductor group was primarily due to a decrease of $9.5 million in the sale of power MOSFET products, principally to the consumer products market and to the industrial and commercial market, and a decrease of $3.0 million in the sale of bipolar products, principally to the industrial and commercial market. The decline in revenues from the sale of ICs was primarily due to a decrease in sales to the telecommunication market of solid state relays, or SSRs, of $819,000. The decline in revenues from the sale of systems and RF power semiconductors was mainly due to a decrease of $837,000 in the sale of subassemblies to the industrial and commercial market.
     For the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, the increase in the ASPs of power semiconductors was caused by a reduction in sales of lower priced semiconductors to the consumer product market. The increase in the ASPs of systems and RF power semiconductors was principally due to a decrease in the number of RF power semiconductors sold. The decrease in the ASPs of ICs was primarily due to an increase in shipments of lower priced ASICs to the consumer and defense markets and an increase in shipments of lower priced customer premise equipment ICs.
     For the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, the decline in power semiconductors units was primarily due to reduced shipments to the consumer products market and industrial and commercial market;

in systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors; and in ICs, the unit shipments were largely unchanged.
     For the quarter ended December 31, 2008, sales to customers in the United States represented approximately 30.0%, and sales to international customers represented approximately 70.0%, of our net revenues. Of our international sales, approximately 55.6% were derived from sales in Europe and the Middle East, approximately 35.0% were derived from sales in the Asia Pacific region and approximately 9.4% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2007, sales to customers in the United States represented approximately 25.0%, and sales to international customers represented approximately 75.0%, of our net revenues. Of our international sales, approximately 51.1% were derived from sales in Europe and the Middle East, approximately 40.2% were derived from sales in the Asia Pacific region and approximately 8.7% were derived from sales in the rest of the world.
     For the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, the revenue decrease was substantially located in Europe, as a result of reduced sales to the industrial and commercial market. Revenues also declined in Korea, because of reduced sales to the consumer products market, and in China.
     The 4.4% decrease in net revenues in the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 reflects a decrease of $3.1 million, or 1.8%, in the sale of power semiconductors and a decrease of $6.9 million, or 21.7%, in the sale of ICs, offset by a $123,000, or 0.6%, increase in the sale of systems and RF power semiconductors. The decrease in revenues in the power semiconductor group was primarily due to a decrease of $13.3 million in the sale of power MOSFET products, principally to the consumer products market and the industrial and commercial market, offset by an increase of $10.2 million in the sale of bipolar products, principally to the industrial and commercial market. The decrease in revenues from the sales of ICs was primarily due to a $2.2 million decline in the sale of SSRs and a $3.9 million decrease in the sale of semiconductors for customer premises equipment, both to the telecommunication market, and an $809,000 decrease in the sale of ASICs, principally to the consumer products market. The revenues from the sale of systems and RF power semiconductors were relatively flat.
     For the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, the increase in the ASPs of power semiconductors was primarily caused by a reduction in sales of lower priced semiconductors to the consumer product market. The increase in the ASPs of systems and RF power semiconductors was principally due to a change in the product mix between the sale of higher priced subassemblies and lower priced RF power semiconductors. The decrease in the ASPs of ICs was the result of changes in product mix, most notably in the customer premise equipment product line.
     Units declined in all product groups for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. The decline in shipments of power semiconductors was principally due to reduced shipments to the consumer products market and industrial and commercial market; in systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors; and in ICs, the unit decline was principally caused by the reduction of shipments to the telecommunication and consumer markets.
     For the nine months period ended December 31, 2008, sales to customers in the United States represented approximately 28.1%, and sales to international customers represented approximately 71.9%, of our net revenues. Of our international sales, approximately 57.5% were derived from sales in Europe and the Middle East, approximately 33.4% were derived from sales in the Asia Pacific region and approximately 9.1% were derived from sales in the rest of the world. By comparison, for the nine months period ended December 31, 2007, sales to customers in the United States represented approximately 26.1%, and sales to international customers represented approximately 73.9%, of our net revenues. Of our international sales, approximately 53.3% were derived from sales in Europe and the Middle East, approximately 38.1% were derived from sales in the Asia Pacific region and approximately 8.6% were derived from sales in the rest of the world.
     For the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, growth was substantial in the United States, because of sales to the medical market. In contrast, reductions principally occurred in Europe, as a result of fewer sales to the industrial and commercial market; in Korea, because of reduced sales to the consumer products market; and in China.
     For the three and nine months ended December 31, 2008 and December 31, 2007, no customer accounted for more than 10% of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  Gross Profit.
     Gross profit margin decreased to 21.7% in the three months ended December 31, 2008 from 28.4% in the three months ended December 31, 2007. The decrease in gross margin dollars over the same periods was $8.1 million. The decline in gross profit margin was primarily the result of $4.1 million of additional inventory write-downs in the 2009 period as compared to the 2008 period. The decrease in the gross margin dollars in the 2009 period as compared to the 2008 period was due to the decline in net revenues and the additional inventory write-downs. For the nine months ended December 31, 2008, the gross profit margin was relatively flat and increased marginally to 28.4%, as compared to gross margin of 28.0% for the nine months period of the previous year. The gross profit margin increased due to increased sales to the higher margin medical market and reduced sales to the lower margin consumer products market. Reduced revenues in fiscal 2009 led to reduced gross margin dollars in the nine months period of 2009 when compared to the same period in 2008.
     Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
  Research, Development and Engineering.
     Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. For the three months ended December 31, 2008 as compared to the same period of the prior year, R&D expenses decreased by $612,000, or 11.4%. The decrease in R&D expenses was primarily due to decreased mask and outside consulting expense. R&D expenses were largely unchanged for the nine months ended December 31, 2008 as compared to the same period of the prior year. Expressed as a percentage of revenues, our R&D expenses increased to 8.1% and 7.2% in the three and nine months ended December 31, 2008 as compared to 7.3% and 6.9% for the three and nine months ended December 31, 2007 due to reduced net revenues. In light of our cost-cutting efforts, we expect our R&D expenses to decline slightly in future periods.
  Selling, General and Administrative.
     For the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, selling, general and administrative expenses decreased by $1.5 million, or 14.1% and increased from 14.7% to 15.8% of net revenues. The decrease in selling, general and administrative expenses expressed in dollars was primarily due to a decrease of $476,000 in sales expense as a consequence of lower revenues, a decrease of $373,000 in professional and consulting fees for regulatory compliance and a reduction in bad debt expense of $465,000.
     For the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, selling, general and administrative expenses decreased by $759,000, or 2.4%, and increased from 14.0% to 14.3% of net revenues. The decrease was principally due to a decrease of $1.6 million in professional and consulting fees for regulatory compliance, offset by an increase in bad debt expense of $435,000 and an increase in stock compensation expenses of $400,000.
  Impairment Charge.
     Our financial performance during quarter ended December 31, 2008 and the current economic environment triggered the testing of goodwill and other intangible assets for impairment. The goodwill is assigned to three reporting units, two of which were tested for impairment in the quarter ended December 31, 2008. The goodwill assigned to the third reporting unit arose during the acquisition of RTI concluded in September 2008 and was not required to be analyzed. Of the two reporting units, it was determined that the entire goodwill balance of $3.7 million associated with its Clare, Inc. reporting unit was impaired due to below expectation performance and the current economic environment of that reporting unit and consequently we recorded an impairment charge of that amount.
  Litigation Provision.
     For the three and nine months ended December 31, 2008, we had no litigation provision. For the quarter ended December 31, 2007, our litigation provision was $84,000 and consisted of the accrual of interest on the damages awarded in our litigation against International Rectifier. For the nine months ended December 31, 2007, we released $5.9 million, net of interest accruals, from our litigation provision as a result of a favorable court ruling in the quarter.
  Other Income (Expense).
     In the quarter ended December 31, 2008, other expense, net was $109,000 as compared to other expense, net of $1.3 million in the quarter ended December 31, 2007. In the three months ended December 31, 2008 and December 31, 2007, other expense, net primarily consisted of losses associated with changes in exchange rates for foreign currency transactions.

     Other income, net in the nine months ended December 31, 2008 was $1.6 million, as compared to other expense, net of $2.2 million in the nine months ended December 31, 2007. In the nine months ended December 31, 2008, other income, net primarily consisted of gains associated with changes in exchange rates for foreign currency transactions. For the nine months ended December 31, 2007, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $3.6 million, offset by the recognition of $1.1 million received on an insurance claim.
(Benefit from) provision for Income Tax.
     In the quarter ended December 31, 2008, tax benefit reflected an effective tax rate of 24.8% as compared to a provision with an effective tax rate of 32.7% in the quarter ended December 31, 2007. For the nine months ended December 31, 2007 as compared to December 31, 2008, the effective tax rate increased from 34.6% to 39.3%. In both periods, the effective tax rate was affected by permanent items, including the goodwill impairment, net of a valuation allowance release. During the December 2008 quarter, we decided not to implement a tax planning strategy. This did not have any impact on our financial statements.
Liquidity and Capital Resources
     At December 31, 2008, cash and cash equivalents of $54.0 million decreased by 4.6% from the $56.6 million at March 31, 2008.
     Net cash provided by operating activities in the nine months ended December 31, 2008 was $17.2 million, as compared to net cash provided by operating activities of $17.4 million in the nine months ended December 31, 2007. Our net inventories at December 31, 2008 increased $4.9 million, or 5.6%, from March 31, 2008 as a result of the unanticipated reduction in net revenues. Net accounts receivable decreased by $14.0 million, or 27.9%, from March 31, 2008 to December 31, 2008, primarily due to decreased revenues and improved collections in the December 2008 quarter as compared to the March 2008 quarter. At December 31, 2008, one customer accounted for 11.3% of our net receivables.
     We used $4.9 million in net cash for investing activities during the nine months ended December 31, 2008, as compared to net cash used in investing activities of $9.0 million during the nine months ended December 31, 2007. During the nine months ended December 31, 2008, we spent $7.8 million on purchases of property, plant and equipment, which was offset by proceeds of $3.6 million from sales of investments. During the nine months ended December 31, 2007, we spent $3.4 million on purchase of investments and $5.6 million on the purchase of plant and equipment for wafer fabrication facilities.
     For the nine months ended December 31, 2008, net cash used in financing activities was $12.4 million as compared to net cash used in financing activities of $17.0 million in the nine months ended December 31, 2007. During the nine months ended December 31, 2008, we used $7.3 million for the purchase of treasury stock, $3.6 million for principal repayments on capital lease obligations, $3.2 million for the payment of dividends to stockholders and $1.7 million for repayments of loans, offset by proceeds from employee equity plans of $3.5 million. For the nine months ended December 31, 2007, we used $14.6 million for the purchase of treasury stock, and $3.1 million for repayments on capital lease obligations, offset by proceeds from employee equity plans of $1.5 million. In January 2009, we suspended the dividend indefinitely.
     At December 31, 2008, our debt, consisting of capital lease obligations and loans payable, was $30.0 million, representing 55.5% of our cash and cash equivalents and 15.7% of our stockholders equity.
     We are obligated on a €7.7 million, or $10.9 million, loan. The loan has a remaining term of 12 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter during the first five years of the loan ending in June 2010, a principal payment of €167,000, or about $235,000, and a payment of accrued interest will be required. Thereafter, the amount of the payment will be recomputed. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2008, we had complied with the financial covenants. The loan is partially collateralized by a security interest in our facility in Lampertheim, Germany.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at December 31, 2008 was $7.3 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.

     Additionally, we maintain two defined benefit pension plans at our European locations. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees, and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans as on December 31, 2008 was $14.0 million.
     We have an ongoing stock repurchase program. At December 31, 2008, we could purchase an additional 1.4 million shares under the program.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirement for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, investments in new product development or one or more acquisitions. At times, we use forward and option contracts to manage our foreign currency exchange risks. We did not have any significant open foreign exchange forward and option contracts at December 31, 2008. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and were also effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Fluctuations in demand for our products may harm our financial results and are difficult to forecast.
     Current uncertainty in global economic conditions poses a risk to the overall economy as our customers may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;

•	changes in consumer and business confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, particularly pricing pressures;

•	changes in customer product needs;

•	changes in the level of customers’ components inventory; and

•	strategic actions taken by our competitors;
     If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.
The recent financial crisis could negatively affect our business, results of operations, and financial condition.
     The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and increased expense or inability to obtain financing of our operations.

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
     We typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This risk has increased in recent periods, as economic conditions have declined.

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
     For the nine months ended December 31, 2008, our product sales by region were approximately 28.1% in the United States, approximately 41.3% in Europe and the Middle East, approximately 24.0% in Asia Pacific and approximately 6.6% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:
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
     We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:
•	bankruptcy or insolvency of one or more of our subcontractors adversely affecting our production;

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of excess demand;

•	difficulties selecting and integrating new subcontractors;

•	limited or no warranties by subcontractors or other vendors on products supplied to us;

•	potential increases in prices due to capacity shortages and other factors;

•	potential misappropriation of our intellectual property; and

•	economic or political instability in foreign countries.
     These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships.
     In addition, we use a limited number of subcontractors to assemble a significant portion of our products. If one or more of these subcontractors experience financial, operational, production or quality assurance difficulties, we could experience a reduction or interruption in supply. For example, two of our recent assembly subcontractors have either ceased operations or entered into insolvency proceedings. Although we believe alternative subcontractors are available, our operating results could temporarily suffer until we engage one or more of those alternative subcontractors. Moreover, in engaging alternative subcontractors in exigent circumstances, our production costs could increase markedly.
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
     Of our revenues for nine months ended December 31, 2008, 33.3% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry. We and Samsung are in the process of migrating our products fabricated at Samsung from a 6” to an 8” line. In making the transition, we will be making new photo masks for our products and will be experiencing the issues associated with ramping up production on a new wafer fabrication line. During the ramp up phase, we may encounter problems that may affect our manufacturing yields or delay our production.
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
     Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics and Toshiba. Our IC products compete principally with those of Supertex, Matsushita, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.
We rely on our distributors and sales representatives to sell many of our products.
     Many of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.
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
     Approximately 13.6% of our net revenues for the nine months ended December 31, 2008 were derived from sales of products used in medical devices such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.
If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. For example, in our quarter ended December 31, 2008, we recorded an impairment charge for goodwill of $3.7 million. Thus, in the future, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or long-lived assets is determined resulting in an impact on our results of operations.
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
     In addition, approximately 13.6% of our net revenues for the nine months ended December 31, 2008 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of January 30, 2009, approximately 22.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares (or Units)
	(a) Total Number of	(b) Average	Purchased as Part of	(d) Maximum Number (or Approximate Dollar
	shares (or Units)	Price Paid per	Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	Share (or Unit)	Plans or Programs	Purchased Under the Plans or Programs
October 1, 2008 — October 31, 2008	523,616 (1)	6.59	—	—
November 1, 2008 — November 30, 2008	269,400	6.36	269,400	1,730,600 (2)
December 1, 2008 — December 31, 2008	285,800	7.35	285,800	1,444,800
Total	1,078,816	6.73	555,200

(1)	A single transaction of purchasing 523,616 shares of common stock was approved by Board of Directors on October 8, 2008.

(2)	The current stock purchase program was approved on November 14, 2008 and will expire on November 13, 2010. The purchase of up to 2,000,000 shares of common stock was approved.
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

Date: February 6, 2009

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