Form 10-K
period 2009-03-31
IXYS CORP /DE/
filed 2009-06-12
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

(408) 457-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Market on September 30, 2008, was approximately $211,479,016. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of June 1, 2009 was 30,730,842.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2009, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. In some cases, these statements may be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or our industry to be materially different than those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new products on a timely basis, cancellation of customer orders and other factors discussed below and under the caption “Risk Factors” in Item 1A. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments, except as may be required by law.

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2009, or fiscal 2009, power semiconductors constituted approximately 79.3% of our revenues, which included 29.7% of revenues from power MOS transistors and 49.6% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

We design and sell ICs that have applications in telecommunications, display and power management products. In fiscal 2009, ICs constituted approximately 11.8% of our revenues.

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices. We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies.

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

We design our products primarily for industrial and business applications, rather than for use in personal computers or mobile phones. In fiscal 2009, our products were used by over 2,000 customers worldwide. Our major customers include ABB, Boston Scientific, Delta Electronics, Emerson, Medtronic and Siemens.

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

Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert, or “rectify,” alternating current, or AC, power delivered by electrical utilities to the direct current, or DC, power that is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power through the use of substantially smaller electronic components; or

•	rectify high frequency AC power from switch mode power supplies to meet the specific DC voltage and frequency required by an application.

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

With the growth in telecommunications, data communications and wireless communications, the demand for analog and mixed signal ICs and RF power semiconductors has grown. Our mixed signal ICs address the interface between telecommunication and data communication components, both in the central office and in gateway applications, especially with the increased use of the Internet protocol, or IP. Our RF power semiconductors are used in wireless infrastructure and in other microwave communication applications. Technical advancement in the communication industries is expected, in part, to drive the demand for higher performance semiconductors.

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2009, power semiconductors constituted approximately 79.3% of our revenues, which included about 29.7% of revenues from power MOS transistors and about 49.6% of revenues from bipolar products. In fiscal 2008, power semiconductors constituted approximately 77.7% of our revenues, which included about 34.0% of revenues from power MOS transistors and about 43.7% of revenues from bipolar products. In fiscal 2007, power semiconductors constituted approximately 72.6% of our revenues, which included about 32.0% of revenues from power MOS transistors and about 40.6% of revenues from bipolar products.

Power MOS Transistors.

Power MOS transistors operate at much greater switching speeds than bipolar transistors, allowing the design of smaller and less costly end products. Power MOS transistors are activated by voltage rather than current, so they require less external circuitry to operate, making them more compatible with IC controls. Power MOS transistors also offer more reliable long term performance and are more rugged than traditional bipolar transistors, permitting them to better withstand adverse operating conditions. Our power MOS transistors consist of power MOSFETs and IGBTs.

Power MOSFETs.

A power MOSFET, or metal oxide silicon field effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency. Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 40 to 1,700 volts.

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

Since our inception, we have developed IGBTs for high voltage applications. Our current products are focused on voltage applications ranging from 300 volts to 4,500 volts. Our IGBTs are used principally in AC motor drives, power systems and defibrillators.

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

Thyristors.

Thyristors are switches that can be turned on by a controlled signal and turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high voltage, low frequency AC applications because their on state resistance is lower than the on state resistance of power MOSFETs and IGBTs. Our thyristors are used in motor drives, defibrillators, power supplies, lighting and heating controls.

Integrated Circuits

Our integrated circuits address the demand for analog and mixed signal interface solutions in the communication and other industries and include mixed signal application specific ICs, as designed for specific customers and as standard products, and ICs for power management and control. ICs accounted for 11.8% of our revenues in fiscal 2009, 13.5% of our revenues in fiscal 2008 and 19.7% of our revenues in fiscal 2007.

Solid State Relays.

We manufacture solid state relays, or SSRs, that isolate the low current communication signal from the higher power circuit, while also switching to control the flow of current. Our SSRs, which include high voltage analog components, optocouplers and integrated packages, are utilized principally in telecommunication and video and data communication applications, as well as instrumentation, industrial control and aerospace and automotive applications.

LCAS and DAA integrated products.

A line card access switch, or LCAS, is a solid state solution for a switching function traditionally performed by electromagnetic devices. Our LCAS products are used in central office switching applications to enable data and voice telephony. Data access arrangements, or DAAs, integrate a number of discrete components and are principally used in analog data communications that interface with telephone network applications. Our Litelinktm products are DAAs for applications such as voice over IP, wired communication lines and set top boxes.

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

Products and Applications

Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. Our ICs are used mainly to interface with telecommunication lines, control power semiconductors and drive medical equipment and displays. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some products used within the categories and some of the applications served within the categories.

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

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2009, we employed 64 people in sales, marketing and customer support and used 37 sales representative organizations and 11 distributors in the United States and 125 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 47% of net revenues in fiscal 2009, 48% of net revenues in fiscal 2008 and 47% of net revenues in fiscal 2007.

In fiscal 2009, United States sales represented approximately 28.6%, and international sales represented approximately 71.4%, of our net revenues. Of our international sales in fiscal 2009, approximately 57.2% were derived from sales in Europe and the Middle East, approximately 33.8% were derived from sales in Asia and approximately 9.0% were derived from sales in Canada and the rest of the world. No one customer accounted for more than 10% of net revenues in fiscal 2009. For financial information about geographic areas for each of our last three fiscal years, see Note 16, “Segment and Geographic Information” to the Consolidated Financial Statements, in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $19.9 million in fiscal 2009, $21.1 million in fiscal 2008, and $20.1 million in fiscal 2007. As of March 31, 2009, we employed 101 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors for defibrillators;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide monolithic microwave ICs, or MMICs;

•	developing new light emitting diode drivers;

•	developing higher power IGBT modules;

•	developing power solid state relays;

•	developing power management ICs based on our high voltage silicon on insulator IC, or HVIC, technology;

•	developing trench MOSFETs for automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for solar inverters and wind power generators;

•	developing stacks for renewable energy markets; and

•	developing ICs for telecommunications and flexible display drivers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2009, we held 142 issued patents, of which 111 were issued in the U.S. and 31 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

Manufacturing and Facilities

The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities and utilize external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.

The first step in our manufacturing process for our power semiconductors is the deposition of a layer of epitaxy on the substrates we purchase from third parties. This deposition occurs at external facilities and at our recently acquired operation, Reaction Technology Incorporated, or RTI. The substrates are then sent for fabrication.

We have four facilities which perform fabrication. We own an approximately 170,000 square-foot facility in Lampertheim, Germany at which we fabricate bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing HVICs. We also lease an approximately 30,000 square-foot facility in Fremont, California, where we manufacture gallium arsenide RF power semiconductors, and an approximately 100,000 square-foot facility in Chippenham, England, where we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to bring products to the market more quickly, retain certain proprietary aspects of our process technology and more quickly develop new innovations.

In addition to maintaining our own fabrication facilities, we have established alliances with selected foundries for wafer fabrication. This approach allows us to reduce substantial capital spending and manufacturing overhead expenses, obtain competitive pricing and technologies and expand manufacturing capacity more rapidly than could be achieved with internal foundries alone. In some cases, we retain the flexibility to shift the production of our products to different or additional foundries for cost or performance reasons. Our product designs enable the production of our devices at multiple foundries using well-established and cost-effective processes.

Measured in dollars, we relied on external foundries for approximately 34.0% of our wafer fabrication requirements in fiscal 2009. We have arrangements with a number of external wafer foundries, three of which provide the wafers for power semiconductors. Our principal external foundry is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 55.8% of our products were, during fiscal 2009, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Competition

The semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

•	price;

•	proper new product definition;

•	product quality, reliability and performance;

•	product features;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers; and

•	technical support and service.

Regarding these factors, we view our competitive advantage as an ability to respond quickly to customer requests for new product development. On the other hand, we rarely consider our company to be among the most aggressive in pricing. We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Supertex, Matsushita, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices.

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2009, our backlog of orders was approximately $76.9 million, as compared with

$109.1 million at March 31, 2008. Backlog represents existing orders from customers expected to be shipped within the 12 months following March 31, 2009.

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

Employees

At March 31, 2009, we employed 943 employees, of whom 101 were primarily engaged in engineering and research and development activities, 64 in marketing, sales and customer support, 714 in manufacturing and 64 in administration and finance. Of these employees, 148 hold engineering or science degrees, including 19 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Seasonality

Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations.

Available Information

We currently make available, through our website at http://www.IXYS.com, free of charge, copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the Securities and Exchange Commission, or SEC. None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. You can also request free copies of such documents by contacting us at 408-457-9000 or by sending an e-mail to investorrelations@IXYS.net.

Item 1A.	Risk Factors

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business and our company. Additional risks not presently known to us or that we currently believe are not serious may also impair our business and its financial condition.

Fluctuations in demand for our products may harm our financial results and are difficult to forecast.

Current uncertainty in global economic conditions poses a risk to the overall economy and to our business, as our customers may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a downturn in the semiconductor industry and/or the overall economy;

•	changes in consumer and business confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, particularly pricing pressures;

•	changes in customer product needs;

•	changes in the level of customers’ components inventory; and

•	strategic actions taken by our competitors.

If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

Our visibility regarding the future has declined.

As economic uncertainty has increased, our customers have reduced their advance orders and issued orders with shorter lead times. This has reduced our visibility regarding future production and shipments, and related revenues. With such reduced visibility, our understanding regarding the direction and rate of change in our product markets has declined and the risks attendant to decisions based on estimates of future orders and shipments, such as the ordering of raw materials, the commencement of production and the appropriate levels of inventory, have increased.

The recent financial crisis could negatively affect our business, results of operations and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and increased expense or inability to obtain financing of our operations.

Our operating results fluctuate significantly because of a number of factors, many of which are beyond our control.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter to quarter and year to year. For example, comparing fiscal 2002 to fiscal 2001, net revenues fell by 25.6% and net income fell by 85.7%. Further, from fiscal 2005 to fiscal 2006 and from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

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

We typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write downs if expected orders fail to materialize. This risk has increased in recent periods, as economic conditions have declined. For example, additional inventory write downs occurred in the quarter ended March 31, 2009.

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

For the fiscal year ended March 31, 2009, our product sales by region were approximately 28.6% in the United States, approximately 40.8% in Europe and the Middle East, approximately 24.1% in Asia Pacific and approximately 6.5% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the

United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:

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

Of our revenues for our fiscal year ended March 31, 2009, 34.0% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry. We and Samsung are in the process of migrating our products fabricated at Samsung from a 6” to an 8” line. In making the transition, we will be making new photo masks for our products and will be experiencing the issues associated with ramping up production on a new wafer fabrication line. During the ramp up phase, we may encounter problems that may affect our manufacturing yields or delay our production.

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. If growth in demand for our products occurs, these foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect on the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued on occasion for purported patent infringement. In the future, we could be accused of infringing the intellectual property rights of third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, may divert the efforts and attention of our management and technical personnel from our core business operations and could otherwise harm our business. For example, in June 2000, we were sued for patent infringement by International Rectifier Corporation. The case was ultimately resolved in our favor, but not until October 2008. In the interim, the U.S. District Court entered multimillion dollar judgments against us on two different occasions, each of which was subsequently vacated.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Supertex, Matsushita, NEC and Silicon Labs. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Acquisitions and expansion place a significant strain on our resources, including our information systems and our employee base.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage or grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations, including those adopted under the Sarbanes-Oxley Act of 2002, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future.

In improving our operational and financial systems, procedures and controls, we would expect to periodically implement new software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and could require, among other things, that data from the existing system be made compatible with the upgraded system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any delay in the implementation of, or disruption in the transition to, any new or enhanced systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows and stock price could be negatively impacted.

Any future growth would also require us to successfully hire, train, motivate and manage new employees. In addition, continued growth and the evolution of our business plan may require significant additional management, technical and administrative resources. We may not be able to effectively manage the growth or the evolution of our current business.

We depend on a limited number of suppliers for our substrates, most of whom we do not have long term agreements with.

We purchase the bulk of our silicon substrates from a limited number of vendors, most of whom we do not have long term supply agreements with. Any of these suppliers could reduce or terminate our supply of silicon substrates at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. We cannot assure that problems will not occur in the future with suppliers.

Costs related to product defects and errata may harm our results of operations and business.

Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes, include the costs of:

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

Approximately 13% of our net revenues for the fiscal year ended March 31, 2009 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2009, we recorded an impairment charge for the entire goodwill balance of $6.4 million, based on our estimates of the future operating results and cash flows of the reporting units with goodwill.

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. The provision for income taxes can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions, or interpretation of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” or FIN 48. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, goodwill or cash flows in the period or periods for which such determination is made.

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

In addition, approximately 13% of our net revenues for the fiscal year ended March 31, 2009 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report from management on the effectiveness of our internal controls over financial reporting and an attestation by our independent registered public accounting firm to the adequacy of management’s assessment of our internal control. Ongoing compliance with these requirements is complex, costly and time-consuming. If (1) we fail to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not timely attest to the evaluation, we could be subject to regulatory sanctions and the public’s perception of our company may decline.

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

From time to time, we may need to access the capital markets to obtain long term financing. Although we believe that we can continue to access the capital markets on acceptable terms and conditions, our flexibility with regard to long term financing activity could be limited by our existing capital structure, our credit ratings and the health of the semiconductor industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurance that we will continue to have access to the capital markets on favorable terms.

Geopolitical instability, war, terrorist attacks and terrorist threats, and government responses thereto, may negatively affect all aspects of our operations, revenues, costs and stock prices.

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

Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of June 1, 2009, approximately 22.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2011	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution
Santa Clara, California	21,000	(1)	Manufacturing

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2010 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms. The Lampertheim and Milpitas properties serve as collateral for loans, and are subject to security interests.

Item 3.	Legal Proceedings

We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.

In June 2000, International Rectifier Corporation filed an action for patent infringement against us in the United States District Court for the Central District of California, alleging that certain of our products sold in the United States infringed U.S. patents owned by International Rectifier. In September 2006, the U.S. District Court entered a judgment for $6.2 million in damages and issued a permanent injunction barring us from selling or distributing the infringing products. In February 2008, the Federal Circuit Court reversed the U.S. District Court, vacated the damages award and the permanent injunction and ruled that there shall be no further proceedings in the case regarding any question of infringement. We reversed the liability recognized in the financial statement upon the ruling of the Federal Circuit Court. In July 2008, International Rectifier filed a petition for a writ of certiorari with the Supreme Court of the United States. In October 2008, the U.S. Supreme Court denied the petition for a writ of certiorari, concluding the litigation.

In a related matter, we incurred litigation costs to defend a key supplier. The U.S. District Court for Central California issued orders in this defense that resulted in our receipt of about $2.2 million from International Rectifier for litigation costs incurred. We recorded the receipt of the funds as a reduction of operating expenses in the quarter ended March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2009.

Name	Age	Position(s)

Nathan Zommer	61	Chairman of the Board, President and Chief Executive Officer
Uzi Sasson	46	Chief Operating Officer, Chief Financial Officer, Vice President and Secretary
Peter H. Ingram	60	President of European Operations

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

Uzi Sasson.  Mr. Sasson has served as our Chief Operating Officer since June 2007 and our Chief Financial Officer, Vice President and Secretary since November 2004. From February to November 2004, Mr. Sasson was the Chief Executive Officer of Sagent Management, a tax and accounting consulting firm. Mr. Sasson also served as the interim Chief Financial Officer for Digital Power Corp., a manufacturer of switching power supplies, from June 2004 to November 2004. Mr. Sasson served as Vice President of Tax for Mercury Interactive Corporation, a provider of software and services for the business technology optimization marketplace, from 2001 to January 2004. Prior to that, Mr. Sasson was a Senior Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1992 to 2001. From August to November 2004, Mr. Sasson served as a director of our company. Mr. Sasson has a Masters of Science in Taxation and Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal year ended March 31, 2009
High	$13.02	$13.84	$9.49	$9.31
Low	$6.49	$8.80	$4.58	$5.61
Fiscal year ended March 31, 2008
High	$10.67	$10.96	$11.57	$8.17
Low	$8.34	$8.31	$7.45	$6.20

The number of record holders of our common stock as of June 1, 2009 was 402. During September 2008, we declared $3.2 million in dividends that were paid during October 2008, consisting of a special, one-time dividend of $0.07 per share and a quarterly dividend of $0.03 per share. In January 2009, we suspended the dividend indefinitely.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2004 through March 31, 2009 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductor Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

January 1, 2009 — January 31, 2009	—	(1)	—	1,444,800	(2)
February 1, 2009 — February 28, 2009	24,700	$6.69	24,700	1,420,100
March 1, 2009 — March 31, 2009	—	(1)	—	1,420,100

Total	24,700	$6.69	24,700

(1)	Not applicable.

(2)	The current stock purchase program was approved on November 14, 2008 and will expire on November 13, 2010. The purchase of up to 2,000,000 shares of common stock was approved.

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2009, 2008 and 2007, and the balance sheet data as of March 31, 2009 and 2008 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2006 and 2005 and the balance sheet data as of March 31, 2007, 2006 and 2005 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2009	2008	2007(1)	2006	2005
	(In thousands, except per share amounts)

Statement of operations data:
Net revenues	$273,552	$304,456	$285,908	$251,487	$256,620
Cost of goods sold	207,594	217,332	201,577	169,792	176,710

Gross profit	65,958	87,124	84,331	81,695	79,910
Operating expenses:
Research, development and engineering	19,931	21,124	20,105	17,523	18,574
Selling, general and administrative	39,613	42,093	44,134	38,371	35,707
Impairment charges	6,440	—	—	—	—
Litigation provision	—	(12,957)	(29,435)	42,810	—

Total operating expenses	65,984	50,260	34,804	98,704	54,281

Operating income (loss)	(26)	36,864	49,527	(17,009)	25,629
Other income (expense):
Interest (expense) income, net	(666)	277	1,793	2,182	633
Other income (expense)	4,256	(3,162)	(3,081)	1,810	(481)

Income (loss) before income taxes	3,564	33,979	48,239	(13,017)	25,781
(Provision for) benefit from income tax	(6,913)	(10,690)	(18,020)	6,911	(9,539)

Net income (loss)	$(3,349)	$23,289	$30,219	$(6,106)	$16,242

Net income (loss) per share — basic	$(0.11)	$0.73	$0.90	$(0.18)	$0.49

Net income (loss) per share — diluted	$(0.11)	$0.71	$0.87	$(0.18)	$0.46

Cash dividends per share	$0.10	$—	$—	$—	$—

Weighted average shares used in per share calculations
Basic	31,087	31,906	33,505	33,636	33,093

Diluted	31,087	33,031	34,784	33,636	35,085

(1)	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007. See Note 3, “Employee Equity Incentive Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	As of March 31,
	2009	2008	2007(1)	2006	2005
			(In thousands)

Selected operating data:
Gross profit margin	24.1%	28.6%	29.5%	32.5%	31.1%
Depreciation and amortization	$14,547	$12,868	$10,499	$8,543	$10,639
Balance sheet data:
Cash and cash equivalents	$55,441	$56,614	$54,027	$78,192	$58,144
Working capital	150,917	162,392	142,408	118,815	124,063
Total assets	252,832	293,830	273,641	279,987	219,891
Total long term obligations	40,037	47,980	34,647	28,023	16,796
Total stockholders’ equity	178,492	200,229	181,109	159,973	165,277
Cash flow data:
Cash provided by operating activities	$21,580	$27,955	$1,883	$31,143	$23,730
Cash used in investing activities	(5,874)	(10,737)	(8,865)	(20,756)	(4,966)
Cash (used in) provided by financing activities	(12,750)	(18,579)	(20,093)	11,214	(2,734)

(1)	We began recognizing the provisions of SFAS No. 123(R) beginning in fiscal 2007. See Note 3, “Employee Equity Incentive Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices. Our RF power semiconductors enable circuitry that amplifies or receives radio frequencies in wireless and other microwave communication applications, medical imaging applications and defense and space applications.

The slowing of the worldwide economy resulted in a decline in our net revenues in fiscal 2009, principally during the second half of the year. Starting in the third quarter, our customers became more cautious in forecasting and placing new orders. Compared to fiscal 2008, our fiscal 2009 revenues fell in all of our major market segments, except for the medical market. Similarly, our revenues fell across all major geographic areas. Gross profits decreased during the fiscal year because of the reduced revenues and write-downs of excess inventory. Excluding the impact of the litigation reimbursement received during the year, our selling, general and administrative expenses, or SG&A expenses, in fiscal 2009 were largely unchanged from fiscal 2008. In future periods, we expect SG&A expenses to decline slightly because of reductions effected in professional consulting expenses. From year to year, research, development and engineering expenses, or R&D expenses, were reduced slightly due to reduced personnel expenses. Our R&D expenses are expected to continue at approximately these levels. In general, our visibility regarding future performance has declined significantly in the face of the uncertain macroeconomic outlook.

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

Revenue recognition.  We sell to distributors and original equipment manufacturers. Approximately 47% of our revenues in fiscal 2009, 48% of our revenues in fiscal 2008 and 47% of our revenues in fiscal 2007 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

Under certain circumstances where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.” Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from our facilities, at which point we have a legally enforceable right to collection under normal payment terms.

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2009, 2008 and 2007, approximately $1.8 million, $1.0 million and $1.8 million, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $3.9 million in inventory of our products on hand at March 31, 2009. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2009 (in thousands):

Balance March 31, 2006	$453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	$414

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

Inventories.  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151, requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. For example, during fiscal 2009, we examined our inventory and as a consequence of the dramatic retrenchment in some of our markets, certain of our inventory, that normally would not be considered excess, were considered as such. Therefore, we booked additional charges of about $14.9 million to recognize this exposure.

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up when it is subsequently sold or scrapped. We do not physically segregate excess inventory nor do we assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2006	$19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional provision for excess inventory	6,971

Balance at March 31, 2007	18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional provision for excess inventory	5,120

Balance at March 31, 2008	19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	$34,697

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because our products do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the sale or scrapping of excess inventory.

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2009 and 2008, our lower of cost or market reserve was $583,000 and $1.0 million, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

We entered into purchase agreements for purchase of fabricated wafers and substrates over one to five years. Under these agreements, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as of March 31, 2009. The total amounts committed under the agreement have been disclosed in “Disclosures about Contractual Obligations and Commercial Commitments” elsewhere in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8, “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Valuation of Goodwill and Intangible Assets.  We value goodwill and intangible assets in accordance SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142.

Goodwill.  We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the income approach.

Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We performed the goodwill impairment analysis during the last six months of fiscal 2009. Our goodwill balance was allocated to three of our six reporting units. As a result of this analysis, we concluded that the carrying amounts of goodwill for these three reporting units exceeded their implied fair values. Consequently, we recorded an impairment charge of approximately $3.7 million in the third quarter of fiscal 2009 and $2.7 million in the fourth quarter of fiscal 2009, aggregating to a $6.4 million charge for the year that is included under “Impairment Charges” in our 2009 Consolidated Statements of Operations. The $6.4 million included an impairment charge of approximately $795,000 recorded for the RTI acquisition that was completed in September 2008. In performing the analysis, we considered the income approach in determining the implied fair value of the goodwill. The income approach requires estimates of future operating results and cash flows of each of the reporting units, which are discounted using estimated discount rates of approximately 18%.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

Defined benefit plans.  We maintain pension plans covering certain of our employees in foreign locations. Effective at the end of fiscal 2007, we adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans,” or SFAS No. 158, for financial reporting purposes. SFAS No. 158 requires that we recognize the funded status of our defined benefit pension and post-retirement benefit plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. Funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for pension plans. These amounts are adjusted to recognize the amortized gain or losses as a part of net periodic pension cost. Net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. Our assumptions are derived from actuarial projections and actual market data. These assumptions are based upon management’s judgment, considering known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The adoption of SFAS No. 158 did not have any impact on the consolidated financial statements.

Recent Accounting Pronouncements and Accounting Changes

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2009	% Change	2008	% Change	2007
	(000)		(000)		(000)

Net revenues	$273,552	(10.2)	$304,456	6.5	$285,908
Cost of goods sold	207,594	(4.5)	217,332	7.8	201,577

Gross profit	$65,958	(24.3)	$87,124	3.3	$84,331

Operating expenses:
Research, development and engineering	$19,931	(5.6)	$21,124	5.1	$20,105
Selling, general and administrative	39,613	(5.9)	42,093	(4.6)	44,134
Impairment charges	6,440	nm	—	—	—
Litigation provision	—	nm	(12,957)	(56.0)	(29,435)

Total operating expenses	$65,984	31.3	$50,260	44.4	$34,804

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2009	2008	2007
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	75.9	71.4	70.5

Gross profit	24.1	28.6	29.5

Operating expenses:
Research, development and engineering	7.3	6.9	7.0
Selling, general and administrative	14.5	13.8	15.4
Impairment charges	2.3	—	—
Litigation provision	—	(4.3)	(10.2)

Total operating expenses	24.1	16.4	12.2

Operating income	0.0	12.2	17.3
Other income (expense), net	1.3	(0.9)	(0.4)

Income before income tax	1.3	11.3	16.9
Provision for income tax	(2.5)	(3.5)	(6.3)

Net income (loss)	(1.2)	7.8	10.6

Revenues

The following table sets forth the revenues for each of our product groups for fiscal 2009, 2008 and 2007:

	Year Ended March 31,
	2009	% Change	2008	% Change	2007
	(000)		(000)		(000)

Power Semiconductors	$216,836	(8.4)	$236,599	14.0	$207,523
ICs	32,236	(21.6)	41,097	(26.9)	56,212
Systems and RF Power Semiconductors	24,480	(8.5)	26,760	20.7	22,173

Total	$273,552	(10.2)	$304,456	6.5	$285,908

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2009, 2008 and 2007:

Average Selling Prices

	Year Ended March 31,
	2009	% Change	2008	% Change	2007

Power Semiconductors	$2.66	35.0	$1.97	0.5	$1.96
ICs	$0.78	1.3	$0.77	60.4	$0.48
Systems and RF Power Semiconductors	$22.84	32.9	$17.19	22.6	$14.02

Units

	Year Ended March 31,
	2009	% Change	2008	% Change	2007
	(000)		(000)		(000)

Power Semiconductors	81,498	(32.2)	120,290	13.7	105,820
ICs	41,468	(22.5)	53,482	(53.9)	116,079
Systems and RF Power Semiconductors	1,072	(31.1)	1,557	(1.6)	1,582

Total	124,038	(29.3)	175,329	(21.5)	223,481

A decrease in sales in all product groups, related to adverse economic conditions in the last two quarters of the fiscal year, led to a 10.2% decrease in net revenues from fiscal 2008 to fiscal 2009. The $19.8 million, or 8.4%, decrease in net revenues from power semiconductors was primarily due to a decrease of $22.3 million in the sale of power MOSFET products, principally to the consumer products market and to the industrial and commercial market, offset by an increase of $1.8 million in the sale of bipolar products, principally to the industrial and commercial market. The $8.9 million, or 21.6%, decline in revenues from the sales of ICs was primarily due to a decrease in sales of SSRs of $4.8 million, primarily to the consumer products market, and of customer premise equipment for the telecommunications market of $3.9 million. The decrease of $2.3 million, or 8.5%, in revenues from the sale of systems and RF power semiconductors was mainly due to a decrease of $1.9 million in the sale of subassemblies to the industrial and commercial market.

The increase in the ASPs of power semiconductors in fiscal 2009 as compared to fiscal 2008 was primarily caused by a reduction in the sale of lower priced semiconductors to the consumer product market. The increase in the ASPs of systems and RF power semiconductors was principally due to a shift in the product mix towards the sale of higher priced subassemblies from lower priced RF power semiconductors. The ASPs of ICs were largely unchanged from year to year.

Units declined in all product groups in fiscal 2009 as compared to fiscal 2008. The decline in shipments of power semiconductors was principally due to reduced shipments to the consumer products market and the industrial and commercial market. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors to the industrial and commercial market. In ICs, the unit decline was principally caused by the reduction of shipments to the telecommunication markets.

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

For fiscal 2009, sales to customers in the United States represented approximately 28.6%, and sales to international customers represented approximately 71.4%, of our net revenues. Of our international sales in fiscal

2009, approximately 57.2% were derived from sales in Europe and the Middle East, approximately 33.8% were derived from sales in Asia and approximately 9.0% were derived from sales in Canada and the rest of the world.

By comparison, for fiscal 2008, sales to customers in the United States represented approximately 26.3%, and sales to international customers represented approximately 73.7%, of our net revenues. Of our international sales in fiscal 2008, approximately 54.5% were derived from sales in Europe and the Middle East, approximately 37.3% were derived from sales in Asia and approximately 8.2% were derived from sales in Canada and the rest of the world.

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

From fiscal 2008 to fiscal 2009, most of our revenue decline occurred in Korea, China, the United Kingdom, or the UK, and Germany. In Korea, the decline principally related to the decline in the consumer products market. In China, the decline was primarily in the industrial and commercial market. In contrast, in the UK, the decline principally related to reduced sales of SSRs to the consumer products market and the telecommunications market. The decline of revenues in Germany was primarily due to the reduced revenues in the industrial and commercial market.

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

None of our customers accounted for more than 10% of our net revenues in fiscal 2009, 2008 or 2007.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2008 to fiscal 2009, gross profit decreased by $21.2 million and the gross profit margin declined from 28.6% to 24.1%. The decline in gross profit margin was primarily due to an increase in the reserve for excess inventory, which increased from $5.1 million in fiscal 2008 to $18.0 million in fiscal 2009. In addition, the $30.9 million, or 10.2%, reduction in net revenues in fiscal 2009 led to fewer gross profit dollars as compared to fiscal 2008.

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

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. From fiscal 2008 to fiscal 2009, R&D expenses decreased by $1.2 million and increased from 6.9% to 7.3% as a percentage of net revenues. The decrease in R&D expenses was primarily because of reduced personnel expenses. When expressed as a percentage of revenues, the increase in R&D expenses was due to reduced net revenues. From fiscal 2007 to fiscal 2008, R&D expenses increased by $1.0 million and remained largely unchanged from 7.0% in 2007 to 6.9% in fiscal 2008. The increase in R&D expenses were principally due to general increases in spending for the design, layout and testing of integrated circuits and power semiconductors, consistent with the growth in revenues. We expect our R&D expenses to remain at these levels.

Selling, General and Administrative.

In fiscal 2009 as compared to fiscal 2008, selling, general and administrative expenses decreased by $2.5 million and increased from 13.8% to 14.5% as a percentage of net revenues. The decrease was principally due to the receipt of $2.2 million for reimbursement of litigation expenses from International Rectifier and a decline in professional and consulting expenses of $2.1 million, offset by $1.6 million in amortization of intangible assets acquired during the acquisition of RTI. In fiscal 2008 as compared to fiscal 2007, selling, general and administrative expenses decreased by $2.0 million and from 15.4% to 13.8% as a percentage of net revenues. The decrease was principally due to a decline in professional and consulting expenses of $2.9 million and a reduction in bad debt expense of $616,000, offset by an increase in sales and marketing expenses of $1.7 million. Sales and marketing expenses increased primarily due to higher commission and freight expenses in the European locations. In future periods, we expect SG&A expenses to decline slightly, because of reductions effected in professional consulting expenses.

Impairment Charge.

We performed our assessment of impairment of goodwill during the last six months of fiscal 2009. Our assessment considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance of these reporting units and current economic conditions. After completing the first and the second step in the goodwill impairment analysis, we concluded that the entire goodwill balance of the three reporting units that had goodwill recorded should be impaired. Consequently we recorded a charge of $6.4 million for fiscal 2009. See Note 11, “Goodwill” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Litigation Provision.

For the year ended March 31, 2009, we had no litigation provision. For the year ended March 31, 2008, we recorded a reversal of litigation provision of $13.0 million, upon the favorable decisions of the appellate courts in the matters involving International Rectifier Corporation and LoJack Corporation. For the year ended March 31, 2007, we accrued $6.8 million related to our litigation against International Rectifier Corporation and released a net amount of $36.2 million from the litigation reserve that we established for the LoJack Corporation lawsuit, as the court reduced the amount of damages from $36.7 million to $4.0 million.

Other Income (Expense), Net.

In fiscal 2009, other income, net was $4.3 million as compared to other expense, net of $3.2 million and $3.1 million in fiscal 2008 and 2007, respectively. The other income, net in fiscal 2009 primarily consisted of gains associated with changes in exchange rates for foreign currency transactions. The increase in other expense, net, in fiscal 2008 as compared to fiscal 2007 is primarily due to foreign exchange losses from the deterioration of the U.S. dollar against the Euro, partially offset by the recognition of $1.1 million received on an insurance claim.

In fiscal 2009, interest expense, net was $666,000 as compared to interest income, net, of $277,000 and $1.8 million in fiscal 2008 and 2007, respectively. The interest expense, net in fiscal 2009 was primarily due to reduced interest income caused by lower interest rates as compared to fiscal 2008. The decline in interest income, net in fiscal 2008 as compared to fiscal 2007 was principally because of an increase in interest expense on capital leases, as we acquired capital equipment in Europe.

Provision for Income Taxes.

In fiscal 2009, the provision for income taxes reflected an effective tax rate of 194% as compared to 31% in fiscal 2008 and 37% in fiscal 2007. The income tax provision in fiscal 2009 principally results from increases in valuation allowances on certain deferred tax assets and the impact of the impairment of our goodwill, which is not deductible for tax purposes. The fiscal 2008 tax rate was reduced from the statutory tax provision rate of 37% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 6%. The fiscal 2007 tax rate was reduced from the statutory tax provision rate of 38% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 1%.

Liquidity and Capital Resources

At March 31, 2009, cash and cash equivalents were $55.4 million as compared to $56.6 million at March 31, 2008 and $54.0 million at March 31, 2007. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2009 was $21.6 million as compared to $28.0 million in fiscal 2008 and $1.9 million in fiscal 2007. The $6.4 million decrease in cash provided by operating activities was primarily due to a decrease of $8.7 million in net changes in operating assets and liabilities, offset by an increase of $2.3 million in net income and total adjustments to reconcile net income (loss). The decrease in net changes in operating assets and liabilities was primarily due to higher purchases of inventories in fiscal 2009 as compared to fiscal 2008, offset by lower accounts receivable in fiscal 2009 as compared to fiscal 2008. For fiscal 2008 as compared to fiscal 2007, the increase in cash provided by operating activities was primarily due to a decrease in inventory purchases.

We used $5.9 million in net cash for investing activities during fiscal 2009, as compared to $10.7 million in fiscal 2008 and $8.9 million in fiscal 2007. In all three fiscal years, our uses of cash for investing activities reflected principally the purchase of plant and equipment. During fiscal 2009, we spent $8.8 million on capital expenditures, which was offset by proceeds of $3.6 million from sales of investments. In fiscal 2008 and 2007, we spent $7.2 million and $9.5 million, respectively, on capital expenditures. Over the past three fiscal years, the capital expenditures were principally for equipment required to increase our production capacity.

For fiscal 2009, net cash used in financing activities was $12.8 million, as compared to net cash used in financing activities of $18.6 million in fiscal 2008 and of $20.1 million in fiscal 2007. In fiscal 2009, we used $7.5 million for the purchase of treasury stock, $4.7 million for principal repayments on capital lease obligations, $3.2 million for the payment of dividends to stockholders and $1.9 million for repayments of loans, offset by proceeds from employee equity plans of $3.6 million. In fiscal 2008 and 2007, we spent $15.1 million and $18.4 million, respectively, to purchase our stock for treasury.

At March 31, 2009, capital lease obligations and loans payable totaled $27.2 million. This represented 49.1% of our cash and cash equivalents and 15.2% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €7.5 million, or $9.9 million, loan. The loan has a remaining term of 11 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $221,000, and a payment of accrued interest will be required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2009, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at March 31, 2009 was $7.2 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.

At March 31, 2009, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. See Note 14, “Pension Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2009, we had $55.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any significant open foreign exchange forward and option contracts at March 31, 2009. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2009 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
		Less Than			After 5
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	Years

Long term debt	$19,054	$1,455	$10,107	$1,989	$5,503
Capital lease obligations(2)	8,766	4,117	4,220	429	—
Operating lease obligations	8,444	1,437	1,861	1,068	4,078
Inventory purchase obligations(3)	22,086	12,803	6,245	3,038	—
Other long term liabilities(4)	450	450	—	—	—

Total	$58,800	$20,262	$22,433	$6,524	$9,581

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 14, “Pension Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 13, “Employee Savings and Retirement Plan” and Note 14, “Pension Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	Includes anticipated interest payments. The capital lease obligations of $8.8 million include interest payments totaling $609,000.

(3)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our Consolidated Balance Sheet as of March 31, 2009, as we had not yet received the related goods or taken title to the property.

(4)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $4.8 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2009 would have had the effect of decreasing our net income by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

Revenues from our foreign subsidiaries were approximately 50.6% of total revenues in fiscal 2009. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

Although from time to time we enter into a limited number of foreign exchange forward or option contracts to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. The foreign exchange forward or option contracts we have entered into generally have original maturities ranging from one to six months. We do not enter into these contracts for trading purposes and do not expect gains or losses on these contracts to have a material impact on our financial results.

We have foreign currency exchange rate risk and interest rate risk from a €7.5 million, or approximately $9.9 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 11 years.

The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Additionally, the Company has entered into an interest rate swap to economically hedge the interest rate risk. The swap agreement expires on June 30, 2010. Under the swap arrangement, if the Euribor rate exceeds 3.75%, the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, the Euribor rate for the purposes of the loan shall be 3%. The effective interest rate at March 31, 2009 was 3.7%. See Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding fair value.

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of decreasing our net income as of the end of fiscal 2009 by an amount less than $1.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, was incorporated into the analysis.

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
Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 15 to the Consolidated Financial Statements, effective April 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Francisco, California
June 12, 2009

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$55,441	$56,614
Restricted cash	136	620
Accounts receivable, net of allowances of $1,899 in 2009 and $1,712 in 2008	37,251	50,270
Inventories, net	75,601	86,516
Prepaid expenses and other current assets	3,994	6,415
Deferred income taxes	12,797	7,578

Total current assets	185,220	208,013
Property, plant and equipment, net	52,912	58,033
Other assets	6,728	8,593
Deferred income taxes	7,972	13,546
Goodwill	—	5,645

Total assets	$252,832	$293,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,739	$4,890
Current portion of loans payable	1,455	1,286
Accounts payable	13,767	21,489
Accrued expenses and other liabilities	15,342	17,956

Total current liabilities	34,303	45,621
Long term income tax payable	4,845	4,570
Capitalized lease obligations, net of current portion	4,418	7,023
Long term loans, net of current portion	17,599	19,159
Pension liabilities	13,175	17,228

Total liabilities	74,340	93,601

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,054,936 issued and 30,633,949 outstanding and 35,403,630 issued and 31,086,159 outstanding at March 31, 2009 and 2008, respectively	361	354
Additional paid-in capital	177,551	170,043
Treasury stock, at cost: 5,420,987 and 4,317,471 common shares at March 31, 2009 and 2008, respectively	(45,374)	(37,918)
Retained earnings	43,984	50,494
Accumulated other comprehensive income	1,970	17,256

Total stockholders’ equity	178,492	200,229

Total liabilities and stockholders’ equity	$252,832	$293,830

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$273,552	$304,456	$285,908
Cost of goods sold	207,594	217,332	201,577

Gross profit	65,958	87,124	84,331

Operating expenses:
Research, development and engineering	19,931	21,124	20,105
Selling, general and administrative	39,613	42,093	44,134
Impairment charges	6,440	—	—
Litigation provision	—	(12,957)	(29,435)

Total operating expenses	65,984	50,260	34,804

Operating income (loss)	(26)	36,864	49,527
Other income (expense):
Interest income	1,098	2,121	2,813
Interest expense	(1,764)	(1,844)	(1,020)
Other income (expense), net	4,256	(3,162)	(3,081)

Income before income tax	3,564	33,979	48,239
Provision for income tax	(6,913)	(10,690)	(18,020)

Net income (loss)	$(3,349)	$23,289	$30,219

Net income (loss) per share
Basic	$(0.11)	$0.73	$0.90

Diluted	$(0.11)	$0.71	$0.87

Cash dividends per share	$0.10	$—	$—

Weighted average shares used in per share calculation
Basic	31,087	31,906	33,505

Diluted	31,087	33,031	34,784

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock and						Accumulated
	Capital in Excess of					Retained Earnings	Other
	Par Value		Treasury	Treasury	Notes Receivable	(Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	from Stockholders	Deficit)	Income	Equity
	(In thousands)

Balances, March 31, 2006	34,678	$161,465	525	$(4,454)	$(59)	$(614)	$3,635	$159,973
Components of comprehensive income, net of tax
Net income (loss)	—	—	—	—	—	30,219	—	30,219
Other comprehensive income (loss)	—	—	—	—	—	—	4,481	4,481

Total comprehensive income (loss)								34,700

Share-based compensation	—	2,009	—	—	—	—	—	2,009
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	354	2,765	—	—	—	—	—	2,765
Purchase of treasury stock	—	—	1,995	(18,397)	—	—	—	(18,397)
Repayment of note receivable	—	—	—	—	59	—	—	59

Balances, March 31, 2007	35,032	166,239	2,520	(22,851)	—	29,605	8,116	181,109
Components of comprehensive income, net of tax
Net income (loss)	—	—	—	—	—	23,289	—	23,289
Other comprehensive income (loss)	—	—	—	—	—	—	9,140	9,140

Total comprehensive income (loss)	—	—	—	—	—	—	—	32,429

Share-based compensation	—	2,164	—	—	—	—	—	2,164
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	372	1,994	—	—	—	—	—	1,994
Purchase of treasury stock	—	—	1,798	(15,067)	—	—	—	(15,067)
FIN 48 related earnings adjustment	—	—	—	—	—	(2,400)	—	(2,400)

Balances, March 31, 2008	35,404	170,397	4,318	(37,918)	—	50,494	17,256	200,229
Components of comprehensive income, net of tax
Net income (loss)	—	—	—	—	—	(3,349)	—	(3,349)
Other comprehensive income (loss)	—	—	—	—	—	—	(15,286)	(15,286)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(18,635)

Share-based compensation	—	2,816	—	—	—	—	—	2,816
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	651	4,699	—	—	—	—	—	4,699
Purchase of treasury stock	—	—	1,103	(7,456)	—	—	—	(7,456)
FIN 48 related earnings adjustment	—	—	—	—	—	(3,161)	—	(3,161)

Balances, March 31, 2009	36,055	$177,912	5,421	$(45,374)	$—	$43,984	$1,970	$178,492

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(3,349)	$23,289	$30,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,547	12,868	10,499
Provision for receivables allowances	5,951	3,201	11,745
Write down of goodwill	6,440	—	—
Net change in inventory reserves	17,110	3,284	1,581
Change in litigation provision	—	(12,957)	(29,435)
Foreign currency adjustments on intercompany amounts	1,040	1,006	491
Deferred income taxes	(2,259)	7,313	16,247
Tax benefit from employee equity incentive plans	(1,132)	(241)	(554)
Stock based compensation	2,816	2,164	2,009
Loss (gain) on investments	227	(882)	(631)
Loss (gain) on disposal of plant and equipment	(54)	(5)	100
Changes in operating assets and liabilities:
Accounts receivable	2,346	(8,099)	(9,534)
Inventories	(16,996)	940	(23,824)
Prepaid expenses and other current assets	(1,769)	196	1,017
Other assets	45	(259)	334
Accounts payable	(4,969)	234	(1,577)
Accrued expenses and other liabilities	2,059	(3,185)	(6,406)
Pension liabilities	(473)	(912)	(398)

Net cash provided by operating activities	21,580	27,955	1,883

Cash flows from investing activities:
Change in restricted cash	484	(451)	144
Purchases of investments	(1,487)	(4,012)	(239)
Purchases of plant and equipment	(8,775)	(7,236)	(9,478)
Proceeds from sale of investments	3,570	962	708
Proceeds from sale of fixed assets	334	—	—

Net cash used in investing activities	(5,874)	(10,737)	(8,865)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,657)	(4,365)	(3,495)
Repayments of notes payable from bank	(278)	—	—
Repayment of loans	(1,897)	(1,141)	(1,025)
Tax benefit from employee equity incentive plans	1,132	241	554
Payment of dividend to stockholders	(3,161)	—	—
Purchases of treasury stock	(7,456)	(15,067)	(18,397)
Proceeds from employee equity plans	3,567	1,753	2,211
Proceeds from collection of notes from stockholders	—	—	59

Net cash used in financing activities	(12,750)	(18,579)	(20,093)

Effect of exchange rate fluctuations on cash and cash equivalents	(4,129)	3,948	2,910

Net increase (decrease) in cash and cash equivalents	(1,173)	2,587	(24,165)
Cash and cash equivalents at beginning of the year	56,614	54,027	78,192

Cash and cash equivalents at end of the year	$55,441	$56,614	$54,027

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,714	$1,454	$1,018
Cash paid during the period for income taxes	$4,120	$7,000	$8,786
Supplemental Disclosure of Noncash Investing and Financing Activities
Fixed assets acquired under capital leases and loans	$2,543	$12,011	$7,666

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of IXYS:

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

Foreign Currency Translation:

The local currency is considered to be the functional currency of IXYS’s wholly owned international subsidiaries: the Euro for IXYS Semiconductor GmbH (“IXYS GmbH”) and the pound sterling for Westcode Semiconductors Limited (“Westcode”). Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH and Westcode into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. The Company’s Swiss subsidiary utilizes the US dollar as its functional currency. Foreign currency transaction gains and losses are included as a component of other income or expense.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from IXYS’s estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, impairment of goodwill and deferred income taxes.

Revenue Recognition:

IXYS complies with the guidance summarized in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IXYS sells to distributors and original equipment manufacturers. Approximately 47% of the Company’s revenues in fiscal 2009 were from distributors. IXYS provides certain of its distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. IXYS recognizes revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of IXYS must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for stock rotation.  The Company also provides “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2009, 2008 and 2007, approximately $1.8 million, $1.0 million and $1.8 million, respectively, of products were returned to IXYS under the program. IXYS generally establishes the stock rotation on all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end-customers. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. The Company has no obligation to accept this request. However, it is the Company’s historical practice to allow

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some companies to obtain pricing adjustments for inventory held. IXYS’s distributors had approximately $3.9 million in inventory of the Company’s products on hand at March 31, 2009. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time the Company records sales to the distributors, it provides an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends IXYS sees in its direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. The Company receives periodic statements regarding its products held by distributors. These procedures require the exercise of significant judgments. IXYS believes that they enable the Company to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits IXYS for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2009 (in thousands):

Balance March 31, 2006	$453
Additions	3,903
Deductions	(4,119)

Balance March 31, 2007	237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	$414

IXYS states its revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.

Trade accounts receivable and allowance for doubtful accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is IXYS’s best estimate of the amount of probable credit losses in the existing accounts receivable. IXYS determines the allowance based on the aging of its accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. The allowance for doubtful accounts is reviewed quarterly. Past due balances and other specified accounts as necessary are reviewed individually. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a selling, general and administrative expense in the statement of operations.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents:

IXYS considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in commercial paper and money market accounts at banks.

Restricted Cash:

Cash and cash equivalents at March 31, 2009 and March 31, 2008 include restricted cash balances of $136,000 and $620,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

Inventories:

Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company’s accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. The Company follows SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. IXYS reviews its standard costs on an as-needed basis, but in any event at least once a year, and updates them as appropriate to approximate actual costs.

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

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once inventory is written down below cost, it is not written back up when it is subsequently sold or scrapped. IXYS does not physically segregate excess inventory and assign unique tracking numbers to it in the Company’s accounting systems. Consequently, IXYS cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, IXYS is unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on its gross profit margin.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2006	$19,377
Sale of excess inventory	(4,246)
Scrap of excess inventory	(3,273)

Balance of excess inventory	11,858
Additional provision for excess inventory	6,971

Balance at March 31, 2007	18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional provision for excess inventory	5,120

Balance at March 31, 2008	19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	$34,697

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, the Company does not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because the products of the Company do not quickly become obsolete, IXYS expects to hold excess inventory for potential future sale for years. Consequently, IXYS has no set time line for the sale or scrapping of excess inventory.

In addition, the inventory of the Company is also being written down to lower of cost or market or net realizable value. IXYS reviews its inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2009 and 2008, the Company’s lower of cost or market reserve was $583,000 and $1.0 million, respectively.

The Company periodically identifies any inventory that is no longer usable and writes it off against recorded reserves.

The Company has entered into purchase agreements for purchase of wafers and substrates over one to five years. Under these agreements, the supplier agrees to supply and the Company is obliged to purchase products corresponding to an agreed yearly purchase amount. The Company has recognized the liability for all products delivered as of March 31, 2009. The total amount committed under the agreements has been disclosed in Note 8, “Commitments and Contingencies.”

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), IXYS evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation, to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which IXYS operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. This loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany. See Note 7, “Borrowing Arrangements” for more details.

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, acquired real property in Milpitas, California for $7.5 million. The Company moved its corporate office and a facility for operations to this location in January 2008. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million. For further details regarding the loan, see Note 7, “Borrowing Arrangements” for more details.

Treasury Stock:

The Company accounts for treasury stock using the cost method.

Other Assets:

Other assets include marketable equity securities classified as available-for-sale and long term equity investments accounted under the equity method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). The aggregate fair value of available-for-sale investments at March 31, 2009 and March 31, 2008 was $525,000 and $3.2 million, respectively. Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other (expense) income. The Company has a 45% equity interest in Powersem GmbH (“Powersem”), a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd (“EB Tech”), a radiation services provider based in South Korea. These investments are accounted for using the equity method. The Company recognized income of $241,000 and $75,000 during fiscal 2009 on each of these investments, respectively. The Company recognized income of $507,000 and loss of $176,000 during fiscal 2008 on each of these investments, respectively. In fiscal 2007, the Company recognized income of $433,000 on investment in Powersem. See Note 6, “Balance Sheet Details” and Note 12, “Related Party Transactions” for further information.

An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. No impairment loss was recognized in the periods.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets:

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. IXYS values goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally three to six years, and evaluated for impairment in accordance with SFAS No. 144.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the reporting unit’s net assets exceed the fair value of the reporting unit. See Note 11, “Goodwill” for further discussion of impairment analysis of goodwill and related charges recorded in fiscal 2009.

Derivative financial instruments:

Although the majority of IXYS’s transactions are in U.S. dollars, IXYS enters into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with its operations. From time to time, IXYS purchases short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. IXYS has entered into an interest rate swap to manage its variable interest rate exposure on the borrowing from IKB Deutsche Industriebank.

IXYS does not purchase derivative contracts for trading purposes. The Company elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. IXYS did not have any open foreign exchange forward and option contracts at March 31, 2009. See Note 5, “Fair Value” and Note 7, “Borrowing Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

Defined Benefit Plans:

IXYS maintains pension plans covering certain of its employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the Company’s pension plans. Effective at the end of fiscal 2007, IXYS adopted the provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans” (“SFAS No. 158”). SFAS No. 158 required IXYS to recognize the funded status of its defined benefit pension and post-retirement benefit plans in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS No. 158 did not have any impact on the consolidated financial statements. See Note 14, “Pension Plans” for the effects of the adoption of SFAS No. 158.

Fair Value of Financial Instruments:

Beginning in the first quarter of fiscal 2009, the assessment of fair value for the Company’s financial instruments was based on the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. See Note 5, “Fair Value” for the disclosures on fair value on the adoption of SFAS No. 157.

Carrying amounts of certain of IXYS’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to IXYS for loans with similar terms, the carrying value of notes payable to banks and loans payable approximate fair value.

Advertising:

IXYS expenses advertising as the costs are incurred. Advertising expense for the years ended March 31, 2009, 2008 and 2007 was $488,000, $518,000 and $628,000, respectively. Advertising expense is included in selling, general and administrative expense.

Research and Development:

Research and development costs are charged to operations as incurred.

Income Taxes:

IXYS’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, IXYS considers estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If IXYS determines that it is more probable that it will not realize all or a portion of its remaining deferred tax assets, it will increase its valuation allowance with a charge to income tax expense. Conversely, if IXYS determines that it is likely that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released as either a credit to goodwill, non-current intangible assets or income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or IXYS adjusts these estimates in future periods, IXYS may need to establish or increase an additional valuation allowance that could materially impact its financial position and results of operations. IXYS’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

IXYS adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance as of April 1, 2007. See Note 15, “Income Taxes” for further discussion.

Other Income and Expense:

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with the Company’s share of income from investments accounted for on the equity method.

Indemnification:

Product guarantees and warranties have not historically proved to be material. On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company also provides in the normal course of business indemnification to its officers,

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors and selected parties. The Company is unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2009 and 2008.

Legal Contingencies:

IXYS is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IXYS evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position, results of operations or cash flows.

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

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available-for-sale” and minimum pension liability, net of tax. See Note 9, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income.”

Concentration and Business Risks:

Dependence on Third Parties for Wafer Fabrication and Assembly:

Measured in dollars, IXYS manufactures approximately 66.0% of its wafers, an integral component of its products, in its facilities in Germany, the UK, Massachusetts and California. IXYS relies on third party suppliers to provide the remaining 34.0%. The principal external foundry is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, IXYS may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If IXYS were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, IXYS’s business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers:

IXYS purchases silicon substrates from a limited number of vendors, most of whom IXYS does not have long term supply agreements with. Any of these suppliers could terminate their relationship with IXYS at any time. IXYS’s reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. There can be no assurance that problems will not occur in the future with suppliers.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees Covered by Collective Bargaining Arrangements:

Approximately 140 and 299 IXYS employees in the United Kingdom and Germany, respectively, have their annual pay increases negotiated by a labor union.

Concentration of Credit Risk:

Financial instruments that potentially subject IXYS to credit risk comprise principally cash and cash equivalents and trade accounts receivable. IXYS invests its excess cash in accordance with its investment policy that has been approved by the Board of Directors and is reviewed periodically by management to minimize credit risk. Regarding cash and cash equivalents, the policy authorizes the investment of excess cash in deposit accounts, time deposits, certificates of deposit, bankers’ acceptances, commercial paper rated AA or better and other money market accounts and instruments of similar liquidity and credit quality.

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

IXYS sells its products primarily to distributors and original equipment manufacturers. IXYS performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for potential credit losses is maintained by IXYS. See Note 16, “Segment and Geographic Information” for a discussion of revenues by geography.

In the years ended March 31, 2009, 2008 and 2007, no single end-user customer accounted for more than 10% of net revenues. At March 31, 2009 and 2008, one customer accounted for 16.8% and 11.8% of accounts receivable, respectively. IXYS believes that the receivable balance from the largest customer does not represent a significant credit risk based on financial analysis and past collection experience.

IXYS continually monitors the credit risk in its portfolio and mitigates its credit risk exposures in accordance with the policies approved by its Board of Directors.

Stock-Based Compensation Plans:

The Company has employee equity incentive plans, which are described more fully in Note 3, “Employee Equity Incentive Plans.” Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share based payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Changes:

Effective April 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and was effective upon initial adoption of SFAS No. 157. The adoption of SFAS No. 157 and FSP 157-1 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. See Note 5, “Fair Value” for information and related disclosures regarding our fair value measurements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”) to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applied to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s consolidated financial statements, results of operations or cash flows.

As of April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings for items measured using the fair value option. The Company does not have any instruments that are eligible for the election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2009 did not impact the Company’s consolidated financial statements, results of operations or cash flows.

As of January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial statements, results of operations or cash flow.

Recent Accounting Developments:

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FASB FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. The adoption of FSP 157-2 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a recurring basis is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). These standards aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS No. 141(R) and SFAS No. 160 are effective for the fiscal year beginning April 1, 2009. The Company is currently evaluating the provisions of SFAS No. 160. The impact of the provisions of SFAS No. 141(R) depends upon the nature and extent of future acquisitions.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for the fiscal year beginning April 1, 2009. The Company is currently evaluating the provisions of FSP 132(R)-1.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased, and on identifying circumstances in which a transaction is not orderly. FSP 157-4 is effective beginning in the first quarter of fiscal year 2010. The Company is currently evaluating the provisions of FSP 157-4.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP115-2/124-2”). FSP 115-2/124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FSP 115-2/124-2 also clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. FSP 115-2/124-2 is effective beginning in the second quarter of fiscal year 2010. The Company is currently evaluating the provisions of FSP 115-2/124-2.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB28-1”). FSP 107-1/APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1/APB 28-1 is effective beginning in the second quarter of fiscal year 2010. The Company is currently evaluating the provisions of FSP 107-1/APB 28-1.

3.	Employee Equity Incentive Plans:

Stock Purchase and Stock Option Plans:

Stock Options

Stock options may be granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan (the “1999 Plans”) for not less than 85% of fair market value at the time of grant. The options, once granted, expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. No options have been granted below fair market value. During fiscal 2007, the Company also began to grant options that contain net exercise provisions. These options generally vest over a period of four years. In a net exercise option, the number of shares obtained by exercising the stock option is net of the number of shares subject to the option that the Company cancels to cover the aggregate exercise price.

Since inception, the cumulative amount authorized for the 1999 Equity Incentive Plan was approximately 12.6 million shares. The 1999 Equity Incentive Plan has an evergreen feature that adds up to 1,000,000 shares to the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total shares authorized each year at the discretion of the board. The 1999 Non-Employee Directors’ Equity Incentive Plan had a total of 500,000 shares authorized at its inception date. The 1999 Plans expired in May 2009. On June 5, 2009, the Board of Directors (the “Board”) of IXYS approved the adoption of the 2009 Equity Incentive Plan (the “2009 Plan”), under which 900,000 shares of the common stock of IXYS will be reserved for the grant of stock options. Unless and until stockholder approval occurs, no rights will be granted under this plan.

Employee Stock Purchase Plan (“ESPP”)

In May 1999, IXYS approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors of the Company amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2009, there were 94,244 shares purchased under the Purchase Plan, leaving approximately 235,000 shares available for purchase under the plan in the future.

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

Stock Bonuses

Under the 1999 Plans, IXYS may also award shares of common stock as stock bonuses.

Fair Value of Stock Compensation

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

The fair value of issuances under the Company’s Employee Stock Purchase Plan is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option,” and using the Black-Scholes options pricing model, consistent with the requirements of SFAS No. 123(R). Share-based compensation recognized in the fiscal years ended March 31, 2009 and 2008 as a result of the adoption of SFAS No. 123(R) as well as pro forma

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Plans and rights to acquire stock under the Employee Stock Purchase Plan.

The following table summarizes the effects of share-based compensation recognized on the Company’s consolidated statement of operations resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s Employee Stock Purchase Plan (in thousands except per share amounts):

Income Statement Classifications

	Year Ended March 31,
	2009	2008	2007

Selling, general and administrative expenses	$2,816	$2,164	$2,009

Share-based compensation effect on income before taxes	2,816	2,164	2,009
Benefit from income taxes	971	639	312

Net share-based compensation effects on net income (loss)	$1,845	$1,525	$1,697

Share-based compensation effect on net income (loss) per share — basic	$0.06	$0.05	$0.05

Share-based compensation effect on net income (loss) per share — diluted	$0.06	$0.05	$0.05

Share-based compensation effect on cash flow from operating activites	$(1,132)	$(241)	$(554)

Share-based compensation effect on cash flow from financing activities	$1,132	$241	$554

As of March 31, 2009, there were $7.7 million of total unrecognized compensation costs related to stock options granted under the 1999 Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years. Total tax benefit realized during the year ended March 31, 2009 on stock options was $1.1 million.

The weighted average estimated values of employee stock option grants and rights granted under the Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2009, 2008 and 2007, were based on estimates at the date of grant as follows:

				Employee Stock
	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2009	2008	2007	2009	2008	2007

Weighted average estimated per share fair value of grant	$3.39	$4.11	$4.21	$4.21	$2.89	$4.11
Risk-free interest rate	2.4%	4.6%	4.9%	2.6%	4.8%	4.5%
Expected term (in years)	4.6	4.3	3.7	0.5	0.5	0.5
Volatility	50.5%	48.7%	54.0%	77.8%	44.3%	53.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The Company estimates the expected term of options granted based on the historical average period over which the options are exercised by employees. The Company estimates the volatility of its common stock on historical volatility measures. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any additional cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of IXYS’s common stock on the date of grant.

The Company recognizes the compensation cost relating to stock bonuses on the date of grant based on the fair value of IXYS’s common stock on the date of grant, as such stock bonuses are vested immediately. The Company did not grant any bonus shares during fiscal 2009.

Stock compensation activity under the Company’s equity incentive plans for fiscal 2009, 2008 and 2007 is summarized below:

		Options Outstanding		Weighted Average
	Shares Available	Number of	Intrinsic	Exercise Price
	for Grant	Shares	Value(1)(2)	per Share(3)
			(000)

Balances, March 31, 2006	4,136,916	4,844,492		$8.09
New shares authorized	1,000,000	—
Options granted	(30,000)	30,000		$9.36
Options exercised	—	(250,976)	$925	$6.19
Stock grants	(10,000)	—
Options cancelled	48,850	(48,850)		$7.65
Options expired	20,857	(118,641)		$5.62

Balances, March 31, 2007	5,166,623	4,456,025	$14,528	$8.27
New shares authorized	1,000,000	—
Options granted	(815,200)	815,200		$9.32
Options exercised	—	(238,679)	$941	$4.53
Stock grants	—	—
Options cancelled	73,291	(73,291)		$9.69
Options expired	122,225	(130,438)		$14.00

Balances, March 31, 2008	5,546,939	4,828,817	$4,779	$8.46
New shares authorized	1,000,000	—
Options granted	(1,920,500)	1,920,500		$7.84
Options exercised	—	(548,294)	$3,270	$5.11
Stock grants	—	—
Options cancelled	—	—
Options expired	137,454	(137,454)		$14.81

Balances, March 31, 2009	4,763,893	6,063,569	$7,834	$8.42
Restricted Stock Units
Balances, March 31, 2007	(153,500)	139,352		$9.54
Granted	—	—
Vested	—	(40,268)	$401	$9.46
Forfeited	1,734	(1,734)		$9.35

Balances, March 31, 2008	(151,766)	97,350		$9.58
Granted	—	—
Vested	—	(32,450)	$285	$9.58
Forfeited	—	—

Balances, March 31, 2009	(151,766)	64,900		$9.58

Balances, March 31, 2009(4)	4,612,127	6,128,469

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $8.06 per share, the closing price of IXYS stock on March 31, 2009 as reported on the NASDAQ Stock Market, for all in-the-money, outstanding and exercisable options.

(3)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

(4)	The 1999 Plans expired in May 2009. On June 5, 2009, the Board of Directors of IXYS approved the adoption of the 2009 Plan, under which 900,000 shares of the common stock of IXYS will be reserved for the grant of stock options. The 2009 Plan is subject to stockholder approval. Therefore, as of the date of filing this annual report on Form-10K, there were no shares available for grant.

The recourse promissory note issued in 2001 by a director in connection with his purchase of 8,250 shares of common stock was paid in full during fiscal 2007.

The following table summarizes information about stock options outstanding at March 31, 2009:

Options Outstanding				Options Exercisable
	Number of		Weighted	Number of	Weighted
Exercise Price	Shares	Weighted Average	Average Exercise	Shares	Average Exercise
per share	Outstanding	Contractual Life	Price per Share	Exercisable	Price per Share

$ 0.00 - 2.50	542,500	0.6	$2.31	542,500	$2.31
$ 2.51 - 5.00	427,152	1.5	$3.89	427,152	$3.89
$ 5.01 - 7.75	2,084,574	7.7	$6.69	629,074	$6.91
$ 7.76 - 10.00	1,220,948	6.2	$8.76	808,698	$8.61
$10.01 - 12.50	958,960	7.2	$10.84	568,410	$10.78
$12.51 - 99.99	829,435	5.8	$15.81	659,435	$16.63

	6,063,569	6.0	$8.42	3,635,269	$8.61

Of the 6,063,569 options outstanding, 3,635,269 were exercisable on March 31, 2009 at a weighted average exercise price of $8.61 per share, with an intrinsic value of $7.8 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2009 is 6.0 years and 3.8 years, respectively. Fair value of options that vested during the year ended March 31, 2009 was $1.5 million.

4.	Computation of Net Income (Loss) per Share:

Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2008	2007

Basic:
Weighted-average shares	31,087	31,906	33,505

Net income (loss)	$(3,349)	$23,289	$30,219

Net income (loss) per share	$(0.11)	$0.73	$0.90

Diluted:
Weighted-average shares	31,087	31,906	33,505
Common equivalent shares from stock options	—	1,125	1,279

Weighted-average shares used in diluted per share calculation	31,087	33,031	34,784

Net income (loss)	$(3,349)	$23,289	$30,219

Net income (loss) per share	$(0.11)	$0.71	$0.87

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred a net loss for fiscal 2009. Outstanding options and restricted stock units to purchase 6,128,469 shares were not included in the net loss per share calculation as their inclusion would have been anti-dilutive. In fiscal 2008, there were outstanding options to purchase 2,455,316 shares at a weighted average exercise price of $11.85 per share that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. In fiscal 2007, there were outstanding options to purchase 1,374,574 shares at weighted average exercise prices per share of $14.44 that were not included in the computation of net income (loss) per share because their effect was anti-dilutive.

5.	Fair Value:

The Company adopted SFAS No. 157 as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company considers its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Marketable equity securities(1)	$525	$525	$—	$—
Derivative contracts(2)	(124)	—	(124)	—

Total assets measured at fair value	$401	$525	$(124)	$—

(1)	Included in other assets on the Company’s condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

The Company measures its marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as level 1 estimates.

The Company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), the fair values of these instruments are recorded on the balance sheet. The Company has elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in current period’s income statement and are included in Other income (expense), net. All

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using prices obtained from the counterparties with whom the Company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the Company classifies these derivatives as Level 2. See Note 7, “Borrowing Arrangements” for further information regarding the terms of the derivative contract.

Other financial instruments not recorded at fair value on the balance sheet include cash and cash equivalents and accounts receivable. Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at March 31, 2009.

6.	Balance Sheet Details:

Allowances Movement:

	Balance at				Balance at
	Beginning			Translation	End of
	of Year	Additions	Deductions	Adjustments	Year
	(In thousands)

Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2009	$1,712	$5,951	$(5,656)	$(108)	$1,899
Year ended March 31, 2008	$2,847	$3,201	$(4,452)	$116	$1,712
Year ended March 31, 2007	$2,609	$11,745	$(11,577)	$70	$2,847

Inventories:

Inventories consist of the following (in thousands):

	March 31,
	2009	2008

Raw materials	$14,431	$23,108
Work in process	39,916	40,828
Finished goods	21,254	22,580

	$75,601	$86,516

Property, Plant and Equipment:

Property, plant and equipment consists of the following (in thousands):

	March 31,
	2009	2008

Property and plant (useful life of 24 to 50 years)	$32,192	$31,269
Equipment owned (useful life of 2 to 14 years)	73,599	76,889
Equipment capital leases (useful life of 3 to 5 years)	32,103	35,207
Leasehold improvements (useful life of up to 8 years)	923	1,258

	138,817	144,623
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(62,590)	(62,770)
Accumulated amortization — equipment capital leases	(23,315)	(23,820)

	$52,912	$58,033

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for fiscal years ended March 31, 2009, 2008 and 2007 amounted to $12.7 million, $12.5 million and $10.0 million, respectively.

Other Assets:

Other assets consist of the following (in thousands):

	March 31,
	2009	2008

“Available-for-sale” investment securities	$525	$3,161
Long term equity investment	4,183	4,298
Intangible assets, net of accumulated amortization of $253,000 in 2009 and $256,000 in 2008	256	466
Other	1,764	668

	$6,728	$8,593

Available-for-sale investment securities have been stated at their fair value as of March 31, 2009 and include an unrealized loss, net of taxes, of $4,000 at March 31, 2009, and unrealized gain, net of taxes, of $358,000 at March 31, 2008.

Available-for-sale investments as of March 31, 2009 and March 31, 2008 were as follows (in thousands):

	FY 2009				FY 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Marketable Equity Securities	$531	$78	$(84)	$525	$2,620	$580	$(39)	$3,161

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2009 and March 31, 2008, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
Period	Losses	Value	Losses	Value	Losses	Value

March 31, 2009	$18	$86	$66	$12	$84	$98
March 31, 2008	$20	$20	$19	$19	$39	$39

As of March 31, 2009, gross unrealized losses on the Company’s available-for-sale portfolio was immaterial to the Consolidated Balance Sheets at March 31, 2009 and March 31, 2008. Based on evaluation of available evidence as of March 31, 2009, the Company believes that unrealized losses on marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

During fiscal 2009, the Company recognized a gain of $346,000 on the sale of available-for-sale investment securities. In respect to those securities, the Company had an unrealized gain of $580,000, which was included in accumulated other comprehensive income as of March 31, 2008.

The Company’s long term equity investments represent investment accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 12, “Related Party Transactions” for further information on these investments.

The Company acquired certain intangible assets aggregating to $1.6 million in a business combination completed during the quarter ended September 30, 2008. These intangible assets were amortized over 6 months

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, as a result, were fully amortized as of March 31, 2009. Refer to Note 10, “Business Combination” for more details on the acquisition and Note 11, “Goodwill” for impairment test details.

Amortization of intangible assets was approximately $1.8 million and $235,000 in fiscal 2009 and 2008, respectively. The amortization of intangible assets is expected to be $150,000, $71,000, $9,000, $6,000, $6,000 and $14,000 in fiscal 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2009	2008

Uninvoiced goods and services	$5,755	$6,306
Compensation and benefits	5,916	7,428
Income taxes	1,232	—
Commission, royalties, deferred revenue and other	2,439	4,222

	$15,342	$17,956

7.  Borrowing Arrangements:

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, a German subsidiary of IXYS, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Additionally, the Company has entered into an interest rate swap to economically hedge the interest rate risk. The swap agreement expires on June 30, 2010 and is not designated as a hedge under SFAS No. 133. Under the swap arrangement, during the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. The effective interest rate at March 31, 2009 was 3.7%. See Note 5, “Fair value” for further information regarding the derivative contract.

Each fiscal quarter beginning with the quarter ended September 2005, a principal payment of €167,000, or about $221,000, and a payment of accrued interest will be required.

Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2009, the Company had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

LaSalle Bank National Association

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of IXYS, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. For further details regarding the acquisition of property, see Note 2, “Summary of Significant Accounting Policies.” The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be approximately $7.1 million. The loan is secured by a guarantee from IXYS and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is shown net of the loan liability.

Note Issued on Acquisition

On September 10, 2008, the Company issued a note with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of Reaction Technology Incorporated (“RTI”). The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6.0%. The note is collateralized by a security interest in the property acquired and the current assets of RTI. Refer to Note 10, “Business Combinations” for more details regarding the acquisition.

Aggregate debt maturities at March 31, 2009 were (in thousands):

Fiscal Year Payable	Amount

2010	$1,455
2011	8,610
2012	1,497
2013	1,108
2014	881
Thereafter	5,503

Total	19,054
Less: Current portion	1,455

Long term portion	$17,599

8.  Commitments and Contingencies:

Commitments:

IXYS leases certain equipment under capital lease arrangements expiring through fiscal 2013 at interest rates of 5.29% to 6.65%.

IXYS rents certain of its facilities under operating leases expiring through fiscal 2022.

Future minimum lease payments under capital, operating leases and commitments for inventory purchase are (in thousands):

	Capital	Operating	Inventory Purchase
Fiscal Year Ending March 31,	Leases	Leases	Obligations	Total

2010	$4,117	$1,437	$12,803	$18,357
2011	2,925	1,057	3,207	7,189
2012	1,295	804	3,038	5,137
2013	429	557	3,038	4,024
2014	—	511	—	511
Thereafter	—	4,078	—	4,078

Total minimum payments	8,766	$8,444	$22,086	$39,296

Less: interest	609

	8,157
Less: current portion	3,739

	$4,418

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for fiscal years ended March 31, 2009, 2008 and 2007 amounted to $1.2 million, $1.6 million and $1.3 million, respectively.

As of March 31, 2009 and 2008, IXYS had cash deposits with financial institutions of $136,000 and $620,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are restricted for less than one year and are included in restricted cash on the Company’s balance sheets.

At March 31, 2009, the Company had cancelled its line of credit and letter of credit facilities as these were not required. At March 31, 2009 there were no open letters of credit. At March 31, 2008, IXYS Corporation guaranteed, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS Semiconductor GmbH to support a letter of credit facility. There were approximately $1.4 million of open letters of credit to support inventory purchases. Westcode had a Letter of Credit facility from a British bank. There were approximately £315,000, or $628,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £121,000, or $241,000, in connection with a product supply contract.

On occasion, the Company provides limited indemnification to customers against intellectual property infringement claims related to the Company’s products. To date, the Company has not experienced significant activity or claims related to such indemnifications. The Company also provides in the normal course of business indemnification to its officers, directors and selected parties. The Company is unable to estimate the potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2009 and 2008.

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

In a related matter, the Company incurred litigation costs to defend a key supplier. The U.S. District Court for Central California has issued orders in this defense that resulted in the Company receiving about $2.2 million from International Rectifier for litigation costs incurred. The Company recorded the receipt of the funds as a reduction of operating expenses in the quarter ended March 31, 2009.

In April 2003, LoJack Corporation (“LoJack”) filed a suit against Clare, Inc., a subsidiary of IXYS, in the Superior Court of Norfolk County, Massachusetts, claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. In February 2006, the jury awarded LoJack $36.7 million in damages. In July 2006, the Superior Court reduced LoJack’s damages to $4.0 million. In July 2007, the Appeals Court of Massachusetts ruled that Clare owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 2003, which aggregated to $1.2 million. In September 2007, the Supreme Judicial Court of

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between Clare and LoJack. Clare paid LoJack $1.2 million in accordance with the opinion of the Appeals Court.

9.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income:

The components of other comprehensive income (loss) and related tax effects were as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Unrealized (loss) gain on available-for-sale investments securities, net of taxes, ($186) in 2009, ($263) in 2008, and $447 in 2007	$(362)	$(286)	$317
Change in accumulated net actuarial loss, net of taxes, $725 in 2009, ($148) in 2008, and ($875) in 2007	678	(353)	(1,588)
Foreign currency translation adjustments	(15,602)	9,779	5,752

Total other comprehensive income (loss)	$(15,286)	$9,140	$4,481

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Year Ended March 31,
	2009	2008

Accumulated net unrealized gain on available for sale investments securities, net of taxes ($2) in fiscal 2009 and $184 in fiscal 2008	$(4)	$358
Accumulated net actuarial loss, net of taxes of ($942) in 2009 and ($1,667) in 2008(1)	(2,422)	(3,100)
Accumulated foreign currency translation adjustments	4,396	19,998

Total accumulated other comprehensive income	$1,970	$17,256

(1)	In fiscal 2008, reflects changes in the unfunded status of the Company’s pension plans, as required by SFAS No. 158.

10.	Business Combination:

On September 10, 2008, the Company acquired all the outstanding shares of RTI, a privately held company based in Santa Clara, California. RTI is a supplier of silicon epitaxy and silicon coatings to the semiconductor and industrial sectors. The acquisition of RTI is intended to improve the Company’s ability to meet its production requirements and provide the Company more control over manufacturing. For accounting purposes, the purchase price for the Company’s acquisition was $3.2 million, consisting of the following (in thousands):

Cash consideration	$1,031
Note issued	2,000

Total acquisition consideration	$3,031
Transaction costs	192

Total preliminary purchase price	$3,223

The Company also purchased the land and building formerly leased by RTI from its majority shareholder for cash consideration of $1.5 million.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values set forth above are based on a valuation of RTI’s assets and liabilities performed by the Company in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not deductible for tax purposes. The intangible assets primarily consist of related customers’ relationships. In light of the ongoing recession and the resulting impact on the revenues of the Company, the Company estimated the useful life of these intangible assets to be 6 months. Consequently, the assets have been fully amortized as of March 31, 2009. The fair value of the identified intangibles was determined using the income approach and the royalty savings approach. In presenting the preliminary purchase price allocation above, the Company evaluated its deferred tax assets and deferred tax liabilities. RTI has been consolidated into the Company’s results of operations since the acquisition date. In its fiscal year ended December 31, 2007, RTI’s unaudited net revenues were about $3.8 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

11.  Goodwill:

Goodwill is carried at fair value and reviewed at least annually for impairment during the quarter ending March 31, as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying amount of the reporting unit’s net assets exceed the fair value of the reporting unit.

The Company performed the goodwill impairment analysis during the last six months of fiscal 2009. The goodwill balance was allocated to three of its six reporting units. As a result of this analysis, the Company concluded that the carrying amounts of goodwill for these three reporting units exceeded their implied fair values. Consequently, the Company recorded an impairment charge of approximately $3.7 million and $2.7 million for the quarters ended December 31, 2008 and March 31, 2009, respectively. A total impairment charge of $6.4 million was recorded for fiscal 2009 and is included under “Impairment Charges” in the 2009 consolidated statements of operations. In performing the analysis, the Company considered the income approach in determining the implied

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the goodwill. The income approach requires estimates of future operating results and cash flows of each of the reporting units, which are discounted using estimated discount rates of approximately 18%.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

The changes in the carrying amount of goodwill for fiscal 2008 and 2009 are as follows (in thousands):

Balance at March 31, 2007	$6,461
Changes in pre-acquisition deferred tax balances	(816)

Balance at March 31, 2008	5,645
Addition	795
Impairment	(6,440)

Balance at March 31, 2009	$—

12.	Related Party Transactions:

IXYS owns 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2009, 2008 and 2007, IXYS recorded revenues of $2.0 million, $2.7 million and $2.4 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2009, 2008 and 2007, IXYS purchased $5.1 million, $5.3 million and $2.8 million, respectively, from Powersem. At March 31, 2009, 2008 and 2007, the accounts receivable balance from IXYS’s sales to Powersem was $66,000, $292,000 and $305,000, respectively. The accounts payable balance of IXYS to Powersem, as of March 31, 2009, 2008 and 2007, was $27,000, $112,000 and $261,000, respectively.

IXYS owns 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2009 and 2008, EB Tech rendered processing services totaling approximately $19,000 and $3,000, respectively, to IXYS. As of March 31, 2009, the accrued payable balance of IXYS to EB Tech was $19,000. No services were rendered by EB Tech in the fiscal year 2007.

Omni Microelectronics, a consulting and engineering company majority owned by S. Joon Lee, was paid fees by Samsung Electronics on $26.4 million and $39.6 million billed to the Company by Samsung Electronics during fiscal 2008 and 2007, respectively, for wafer fabrication services. Mr. Lee is a director of the Company. Omni Microelectronics’ arrangement with Samsung ended in February 2008.

13.	Employee Savings and Retirement Plan:

IXYS has a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and IXYS may make matching contributions in its discretion. Employees are 100% vested immediately in any contributions by IXYS. For the years ended March 31, 2009, 2008 and 2007, IXYS contributed $479,000, $486,000 and $519,000, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westcode also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. Westcode contributes between 5% to 7% depending upon the contribution by the employee. Additionally, Westcode pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by Westcode. For the years ended March 31, 2009, 2008 and 2007, Westcode contributed $300,000, $410,000 and $194,000, respectively.

14.	Pension Plans:

IXYS maintains two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. The Company deposits funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies or trustees and/or accrues for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets was March 31, 2009, as required by SFAS No. 158. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.

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

Net Period Pension Cost:

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2009	2008	2007

Service cost	$—	$—	$824
Interest cost	2,174	2,168	1,882
Expected return on plan assets	(1,616)	(1,782)	(1,606)
Recognized actuarial loss	84	123	70

Net periodic pension expense	$642	$509	$1,170

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2009	2008

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$41,293	$41,113
Service cost	—	—
Interest cost	2,174	2,168
Plan participants contribution	—	—
Actuarial gain	(5,864)	(2,589)
Benefits paid	(1,353)	(1,367)
Foreign currency adjustment	(9,657)	1,968

Projected benefit obligation at year end	$26,593	$41,293

Change in plan assets
Fair value of plan assets at the beginning of the year	$24,065	$24,238
Actual loss on plan assets	(4,275)	(503)
Employer contribution	730	819
Plan participants contribution	—	—
Benefits paid from assets	(969)	(969)
Foreign currency adjustment	(6,133)	480

Plan assets at fair value at year end	$13,418	$24,065

Unfunded status of the plan at year end	$(13,175)	$(17,228)
Pension liability recognized on the balance sheet due after one year	$(13,175)	$(17,228)

Amounts recognized in Accumulated other comprehensive income (loss)
Unrecognized actuarial loss (gross of taxes, $942 for 2009 and $1,667 for 2008)	$3,364	$4,767

Amount recognized as component of stockholders’ equity — pretax	$3,364	$4,767

Accumulated benefit obligation at year end	$26,586	$41,286

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year Ended March 31,
	2009	2008

Discount rate	6.0-7.2%	5.7-6.5%
Expected long term rate of return on assets	4.4-6.8%	4.7-8.0%
Salary scale	1.5%	1.5%

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2010 includes amortization of actuarial loss of $71,000. Approximately 65% of the accrued pension liability relates to the German plan and 35% to the United Kingdom plan.

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. The Company’s practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets do not include securities of the Company. There was an intermediate objective to increase the debt proportion of the assets to approximately 25% of assets by 2007 by investing new contributions in debt and by reducing equity investments. This objective has not been achieved due to the relative investment returns. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the Trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. The plan assets in Germany are held by a separate legal entity.

The long term expected rate of return is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class take into account the market conditions on March 31, 2009 and past performance of the asset classes generally.

IXYS expects to make contributions to the plans of approximately $625,000 in the fiscal year ending March 31, 2010. This contribution is primarily contractual. The allocation of the assets of the plans at the measurement dates was approximately:

	Year Ended March 31,
	2009	2008

Equity securities	76%	80%
Debt securities	21%	18%
Other	3%	2%

IXYS expects to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately (in thousands):

Benefit
Payment

Year ended:
March 31, 2010	$995
March 31, 2011	1,031
March 31, 2012	1,072
March 31, 2013	1,124
March 31, 2014	1,180
Five fiscal years ended March 31, 2019	7,968

Total benefit payments for the ten fiscal years ended March 31, 2019	$13,370

15.	Income Taxes:

Income (loss) before income tax consists of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007

Domestic	$(2,075)	$25,774	$42,558
International	5,639	8,205	5,681

	$3,564	$33,979	$48,239

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS’s provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007

Current:
Federal	$4,983	$1,098	$(834)
State	441	627	325
Foreign	3,748	1,652	2,282

	9,172	3,377	1,773
Deferred:
Federal	1,168	6,717	14,949
State	(480)	187	1,177
Foreign	(2,947)	409	121

	(2,259)	7,313	16,247

Total income tax provision	$6,913	$10,690	$18,020

The reconciliation of IXYS’s effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2009	2008	2007

Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal tax benefit	(3)	2	3
Benefit of lower tax jurisdictions	(1)	(1)	1
Swiss benefit	(0)	(1)	(1)
Goodwill	63	—	—
Credits	(15)	(2)	(1)
Valuation allowance	114	(2)	—
Permanent items	0	1	1
Tax reserves	0	1	(2)
True up for prior periods	0	(1)	1
Share-based compensation	0	1	1
Other	1	(2)	(1)

Effective tax provision rate	194%	31%	37%

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2009	2008

Deferred tax assets:
Reserves	$9,536	$5,780
Other liabilities and accruals	3,261	1,798

Total short term deferred tax assets	12,797	7,578
Other liabilities and accruals long term	967	2,390
Depreciable assets	884	478
Net operating loss carryforward	12,878	15,418
Share-based compensation	2,031	1,061
Credits carryforward	863	910
Intangibles arising from acquisitions	0	(12)

	30,420	27,823
Less: Valuation allowance	(9,651)	(6,699)

Net deferred tax asset	$20,769	$21,124

IXYS accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company’s management evaluates the recoverability of these net deferred tax assets in accordance with SFAS No. 109. As IXYS generates future taxable income or concludes that sufficient taxable income is reasonably assured, based on profitable operations in the appropriate tax jurisdictions where these tax attributes may be applied, some portion or all of the valuation allowance will be reversed and a corresponding reduction in goodwill, non-current intangible assets, or income tax expense will be reported in such period. The Company’s ability to utilize its deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During the fourth quarter, IXYS recorded certain tax adjustments on valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments are discussed further in this note. At March 31, 2009, IXYS assessed its ability to utilize net operating losses based on positive and negative evidence and correspondingly reserved $4.9 million of valuation allowance for net operating losses that the Company does not estimate to be utilizable.

At March 31, 2009, IXYS had U.S. net operating loss carryforwards of approximately $34.2 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from change in ownership. These carryforwards will expire, if not utilized, from fiscal 2010 to 2022 for U.S. tax purposes. None of the U.S. net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan. As of March 31, 2009, IXYS had net operating loss carryforwards for foreign income tax purposes of approximately $3.6 million.

During fiscal 2009, the Company’s valuation allowance increased by $3.0 million from $6.7 million as of March 31, 2008 to $9.7 million as of March 31, 2009. This was reflected as an increase to income tax expense of $3.0 million. The change in valuation allowance from fiscal 2008 to fiscal 2009 primarily relates to the expected future taxable income of the Company in certain jurisdictions.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2009, IXYS’s net deferred tax assets decreased primarily because of increases in reserves. During fiscal 2008, IXYS’s net deferred tax assets were decreased by the tax benefits associated with a litigation reserve. IXYS’s Swiss subsidiary has a tax holiday that expires in 2010. The tax holiday reduced income tax expense by approximately $0 in fiscal 2009 and $359,000 in fiscal 2008.

As a result of the adoption of FIN 48, the Company recognized $6.2 million for unrecognized tax benefits primarily consisting of cross border transactions, pending audits, tax credits and tax positions taken in prior periods. At the adoption date, the Company had $6.2 million of gross unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. No valuation allowance was placed on any of these unrecognized tax benefits. At the end of fiscal 2009, the Company had $5.3 million of gross unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Of the aggregate unrecognized benefits of $5.3 million, $450,000 have been classified under “Accrued expenses and other liabilities” within “Total current liabilities” and the balance of $4.8 million has been classified under “Long term income tax payable” on our Consolidated Balance Sheets. The Company’s FIN 48 liability increased by $1.5 million from last year principally due to reserves for tax items and includes an increase of $314,000 of accrued interest and penalties. The Company does not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $661,000 of accrued interest and penalties at March 31, 2009.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Beginning balance as of March 31, 2007 (date of adoption)	$6,207
Lapse of statute of limitations	(690)
Increases in balances related to tax positions taken during prior periods	320
Decreases in balances related to tax positions taken during prior periods	(2,156)
Increases in balances related to tax positions taken during current period	889

Balance as of March 31, 2008	4,570
Lapse of statute of limitations	(730)
Increases in balances related to tax positions taken during prior periods	314
Increases in balances related to tax positions taken during current period	1,141

Balance as of March 31, 2009	$5,295

IXYS has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, IXYS would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements, as defined in Internal Revenue Code Section 382 and similar state provisions. In the event IXYS had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment and Geographic Information:

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

	Year Ended March 31,
	2009	2008	2007

United States	$78,305	$79,944	$78,619
Europe and the Middle East
France	7,552	7,776	6,548
Germany	40,703	44,222	37,456
Italy	8,071	8,116	7,417
United Kingdom	17,379	21,664	23,288
Other	38,001	40,558	33,363
Asia Pacific
China	34,103	39,186	30,244
Japan	8,685	9,467	9,420
Korea	7,182	18,456	21,060
Other	16,051	16,596	25,008
Rest of the World
India	11,423	11,760	8,194
Other	6,097	6,711	5,291

Total	$273,552	$304,456	$285,908

The following table sets forth the revenues for each of IXYS’s product groups for fiscal 2009, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2009	2008	2007

Power semiconductors	$216,836	$236,599	$207,523
Integrated circuits	32,236	41,097	56,212
Systems and RF power semiconductors	24,480	26,760	22,173

Total	$273,552	$304,456	$285,908

During each of the years ended March 31, 2009, 2008 and 2007, there was no single customer providing more than 10% of IXYS’s net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXYS’s principal foreign operations consist of those of its subsidiaries, IXYS GmbH in Germany and Westcode in the United Kingdom. The following table summarizes the net revenues, net income (loss) and long-lived assets of IXYS’s domestic and foreign operations (in thousands):

	Year Ended March 31,
	2009	2008	2007

Net revenues:
Foreign	$138,492	$148,897	$129,133
Domestic	135,060	155,559	156,775

	$273,552	$304,456	$285,908

Net income (loss):
Foreign	$4,392	$1,934	$3,278
Domestic	(7,741)	21,355	26,941

	$(3,349)	$23,289	$30,219

	Year Ended March 31,
	2009	2008

Property, plant and equipment, net:
Domestic	$31,465	$30,757
Germany	19,104	22,347
United Kingdom	2,337	4,394
Switzerland	6	535

Total property, plant and equipment	$52,912	$58,033

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2009

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2009	2008	2008	2008

Net revenues	$58,244	$58,337	$77,635	$79,336
Gross profit(1)	4,745	12,654	23,797	24,762
Operating income (loss)(1)	(11,231)	(5,037)	7,933	8,309
Net income (loss)(1)	$(10,910)	$(3,982)	$6,059	$5,484
Net income (loss) per share — basic(1)(2)	$(0.36)	$(0.13)	$0.19	$0.18
Net income (loss) per share — diluted(1)(2)	$(0.36)	$(0.13)	$0.18	$0.17
Weighted average shares used in per share calculation
Basic	30,633	30,979	31,554	31,181
Diluted	30,633	30,979	32,887	32,226

Fiscal Year Ended March 31, 2008

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007

Net revenues	$79,254	$73,136	$76,165	$75,901
Gross profit	23,976	20,755	20,005	22,388
Operating income	14,830	4,603	6,172	11,259
Net income	$10,119	$2,217	$3,949	$7,004
Net income per share — basic(2)	$0.33	$0.07	$0.12	$0.22
Net income per share — diluted(2)	$0.32	$0.07	$0.12	$0.21
Weighted average shares used in per share calculation
Basic	31,083	31,776	32,280	32,490
Diluted	31,842	32,995	33,603	33,790

(1)	During the fourth quarter of fiscal 2009, the Company recorded a $660,000 adjustment to increase cost of goods sold as a result of an accumulated overstatement of inventory in prior quarters. The impact of this inventory overstatement was not material to any of the prior quarterly periods presented.

(2)	The sum of the quarterly net income (loss) per share are not equal to the annual net income (loss) per share due to the use of quarterly weighted average shares used to determine the quarterly net income (loss) per share as compared to the annual weighted average shares used to determine the annual net income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2009. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Management modified the cycle count procedures established for counting physical inventory at its facility in Lampertheim, Germany. The modified procedure added the performance of periodic counts and the reconciliation of inventory in the shipping area of the facility.

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

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Francisco, California
June 12, 2009

Item 9B.	Other Information

On June 10, 2009, the Compensation Committee of the Board of Directors of our company, or the Board, awarded Dr. Nathan Zommer, our Chief Executive Officer, and Uzi Sasson, our Chief Operating Officer and Chief Financial Officer, $100,000 and $50,000, respectively, as their cash performance bonuses for fiscal 2009.

On June 10, 2009, the Compensation Committee and the Board approved a Fourth Amended Executive Employment Agreement, effective as of August 1, 2009 with a term ending July 31, 2012, pursuant to which Dr. Zommer will be paid salary at the rate of $566,000 per year and will be eligible for a performance bonus annually. Consistent with our policy for certain employees, Dr. Zommer’s salary is currently reduced from that rate by ten percent.

Dr. Zommer’s employment agreement provides for health insurance, life insurance, a car and related expenses (or an allowance for such) and other benefits, as well as payments equal to one year of salary and the cost of health insurance in the event of termination without cause. In the event of termination without cause or for good reason within one year following a change in control of our company, Dr. Zommer will be entitled to a payment equal to three times his average annual cash compensation and acceleration of any unvested stock options, as well as certain other benefits.

On June 10, 2009, the Compensation Committee and the Board approved a First Amended Executive Employment Agreement, effective as of August 1, 2009 with a term ending July 31, 2012, pursuant to which Mr. Sasson will be paid salary at the rate of $330,000 per year and will be eligible for a performance bonus annually. Consistent with our policy for certain employees, Mr. Sasson’s salary is currently reduced from that rate by ten percent.

Mr. Sasson’s employment agreement provides for health insurance, life insurance, a car and related expenses (or an allowance for such) and other benefits, as well as payments equal to between six months and one year of salary and the cost of one year of health insurance in the event of termination without cause. In the event of termination without cause or for good reason within one year following a change in control of our company, Mr. Sasson will be entitled to a payment equal to two times his average annual cash compensation and acceleration of any unvested stock options, as well as certain other benefits.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, or our 2009 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Executive Officers

The information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to our 2009 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2009 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2009 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2009 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.7*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.11*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.
10	.17*	Summary of outside director compensation.
10	.18*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.19*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.20*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.21*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.22*	Third Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of February 1, 2008 (filed on August 8, 2008 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.23*	Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of February 1, 2008 (filed on August 8, 2008 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

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

Dated: June 12, 2009

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director), President and Chief Executive Officer (Principal Executive Officer)	June 12, 2009

/s/ Uzi Sasson Uzi Sasson	Chief Operating Officer, Chief Financial Officer And Vice President (Principal Financial Officer and Principal Accounting Officer)	June 12, 2009

/s/ Donald L. Feucht Donald L. Feucht	Director	June 12, 2009

/s/ Samuel Kory Samuel Kory	Director	June 12, 2009

/s/ S. Joon Lee S. Joon Lee	Director	June 12, 2009

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 12, 2009

/s/ James M. Thorburn James M. Thorburn	Director	June 12, 2009

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Registrant (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	The IXYS 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.7*	The IXYS 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Restricted Stock Unit Award Agreement for the 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	Description of elements of compensation of Nathan Zommer and Uzi Sasson.
10	.17*	Summary of outside director compensation.
10	.18*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).

Exhibit		Title

10	.19*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.20*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.21*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10	.22*	Third Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of February 1, 2008 (filed on August 8, 2008 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.23*	Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of February 1, 2008 (filed on August 8, 2008 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.