Form 10-Q
period 2009-06-30
IXYS CORP /DE/
filed 2009-08-10
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 3, 2009 was 30,792,680.

IXYS CORPORATION
FORM 10-Q
June 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$63,978	$55,441
Restricted cash	180	136
Accounts receivable, net of allowances of $2,076 at June 30, 2009 and $1,899 at March 31, 2009	30,512	37,251
Inventories, net	74,894	75,601
Prepaid expenses and other current assets	6,094	3,994
Deferred income taxes	13,017	12,797

Total current assets	188,675	185,220
Property, plant and equipment, net	51,817	52,912
Other assets	6,172	6,728
Deferred income taxes	8,199	7,972

Total assets	$254,863	$252,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,801	$3,739
Current portion of loans payable	1,480	1,455
Accounts payable	12,742	13,767
Accrued expenses and other current liabilities	14,641	15,342

Total current liabilities	32,664	34,303
Long term income tax payable	4,845	4,845
Capitalized lease obligations, net of current portion	3,856	4,418
Long term loans, net of current portion	17,849	17,599
Pension liabilities	14,420	13,175

Total liabilities	73,634	74,340

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,213,667 issued and 30,792,680 outstanding at June 30, 2009 and 36,054,936 issued and 30,633,949 outstanding at March 31, 2009	362	361
Additional paid-in capital	179,146	177,551
Treasury stock, at cost: 5,420,987 common shares at June 30, 2009 and March 31, 2009	(45,374)	(45,374)
Retained earnings	40,116	43,984
Accumulated other comprehensive income	6,979	1,970

Total stockholders’ equity	181,229	178,492

Total liabilities and stockholders’ equity	$254,863	$252,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2009	2008
Net revenues	$48,885	$79,336
Cost of goods sold	38,541	54,574

Gross profit	10,344	24,762

Operating expenses:
Research, development and engineering	4,569	5,394
Selling, general and administrative	8,348	11,059

Total operating expenses	12,917	16,453

Operating income (loss)	(2,573)	8,309
Other income (expense):
Interest income	83	297
Interest expense	(395)	(484)
Other income (expense), net	(1,429)	953

Income (loss) before income tax	(4,314)	9,075
Benefit from (provision for) income tax	446	(3,591)

Net income (loss)	$(3,868)	$5,484

Net income (loss) per share—basic	$(0.13)	$0.18

Weighted average shares used in per share calculation — basic	30,679	31,181

Net income (loss) per share—diluted	$(0.13)	$0.17

Weighted average shares used in per share calculation — diluted	30,679	32,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,868)	$5,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,860	3,305
Provision for receivables allowances	788	1,314
Net change in inventory reserves	1,972	1,150
Foreign currency adjustments on intercompany amounts	832	1
Stock based compensation	891	597
Loss (gain) on investments	137	(298)
Loss (gain) on disposal of fixed assets	(348)	278
Changes in operating assets and liabilities:
Accounts receivable	7,523	(1,728)
Inventories	1,683	(868)
Prepaid expenses and other current assets	(1,095)	(25)
Other assets	(4)	23
Accounts payable	(995)	(2,034)
Accrued expenses and other liabilities	(1,373)	5,171
Pension liabilities	(15)	(147)

Net cash provided by operating activities	8,988	12,223

Cash flows from investing activities:
Change in restricted cash	(44)	39
Purchases of investments	(54)	(928)
Purchases of plant and equipment	(1,354)	(2,219)
Proceeds from sale of investments	379	3,625

Net cash provided by (used in) investing activities	(1,073)	517

Cash flows from financing activities:
Principal payments on capital lease obligations	(988)	(1,269)
Repayments of long term loans	(365)	(309)
Proceeds from employee equity plans	705	2,194

Net cash provided by (used in) financing activities	(648)	616

Effect of exchange rate fluctuations on cash and cash equivalents	1,270	(2)

Net increase in cash and cash equivalents	8,537	13,354
Cash and cash equivalents at beginning of period	55,441	56,614

Cash and cash equivalents at end of period	$63,978	$69,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation and accounting for income taxes. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2009 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. As used in this Quarterly Report on Form 10-Q, “SFAS” means Statement of Financial Accounting Standards, “the FASB” means the Financial Accounting Standards Board, “FIN” means the FASB Interpretations and “FSP” means the FASB Staff Position.
     We have evaluated subsequent events, as defined by SFAS No. 165, “Subsequent Events,” through the date that the financial statements were issued on August 10, 2009.
2. Accounting Changes and Recent Accounting Pronouncements
     In the quarter ended June 30, 2009 we adopted SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1. SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis. We did not complete any business combinations in the quarter ended June 30, 2009.
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the quarter ended June 30, 2009. Therefore, we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the quarter ended June 30, 2009. The adoption did not have a significant impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. We adopted SFAS No. 160 in the quarter ended June 30, 2009. SFAS No. 160 is not presently applicable to us.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4. FSP 157-4 provides additional guidance on determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased, and on identifying circumstances in which a transaction is not orderly. We adopted FSP 157-4 in the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have any impact on our unaudited condensed consolidated financial statements.

     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP 132(R)-1. FSP 132(R)-1 amends FASB Statement No. 132(R) to require more detailed annual disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for the fiscal year ended March 31, 2010, or fiscal 2010.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” or FSP115-2/124-2. FSP 115-2/124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FSP 115-2/124-2 also clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. We adopted FSP 115-2/124-2 in the quarter ended June 30, 2009. The adoption of FSP 115-2/124-2 did not have any impact on our unaudited condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments,” or FSP 107-1/APB 28-1. FSP 107-1/APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and was effective for us for the quarter ended June 30, 2009.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” of SFAS No. 167. SFAS No. 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” SFAS No. 167 is effective for us beginning in the quarter ending June 30, 2010. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our condensed consolidated financial statements.
3. Fair Value
     We adopted SFAS No. 157 as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

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

     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009 (1)			March 31, 2009 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Assets
Marketable equity securities (2)	$180	$180	$—	$525	$525	$—
Derivative contract (3)	(187)	—	(187)	(124)	—	(124)

Total assets measured at fair value	$(7)	$180	$(187)	$401	$525	$(124)

(1)	We did not have any assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in other assets on our unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as level 1 estimates.
     We use derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or SFAS No. 133, the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s income statement and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 7, “Borrowing Arrangements” for further information regarding the terms of the derivative contract. We did not enter into any new derivative contracts in the quarter ended June 30, 2009.
     Other financial instruments not recorded at fair value on the balance sheets include cash and cash equivalents and accounts receivable. Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at June 30, 2009.
4. Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
	(unaudited)
Raw materials	$15,677	$14,431
Work in process	38,340	39,916
Finished goods	20,877	21,254

Total	$74,894	$75,601

5. Other Assets
     Other assets consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
	(unaudited)
Available-for-sale investment securities	$180	$525
Long term equity investment	4,212	4,183
Intangible assets, net	225	256
Advance to vendors and others items	1,555	1,764

Total	6,172	6,728

6. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
	(unaudited)
Uninvoiced goods and services	$5,317	$5,755
Compensation and benefits	5,488	5,916
Income taxes	996	1,232
Commission, royalties, deferred revenue and other	2,840	2,439

Total	$14,641	$15,342

7. Borrowing Arrangements
  IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at June 30, 2009 was €7.3 million, or $10.3 million.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Additionally, we have entered into an interest rate swap to economically hedge the interest rate risk. The swap agreement expires on June 30, 2010 and is not designated as a hedge under SFAS No. 133. Under the swap arrangement, during the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. The effective interest rate at June 30, 2009 was 3.7%. See Note 3, “Fair value” for further information regarding the derivative contract.
     During each fiscal quarter, a principal payment of €167,000, or about $235,000, and a payment of accrued interest is required.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2009, we had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.

     LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from our company and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is netted against the loan liability.
     Note payable issued on acquisition
     On September 10, 2008, we issued a note payable with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of Reaction Technology Incorporated, or RTI. The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6.0%. The note is collateralized by a security interest in the property acquired and the current assets of RTI.
8. Pension Plans
     We maintain two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31, as required by SFAS No. 158. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(unaudited)
Service cost	$—	$—
Interest cost on projected benefit obligation	467	626
Expected return on plan assets	244	471
Recognized actuarial loss	29	25

Net periodic pension expense	$252	$180

     We expect to contribute approximately $625,000 to the plans in the fiscal year ending March 31, 2010. This contribution is primarily contractual.
9. Employee Equity Incentive Plans
Stock Purchase and Stock Option Plans
     In May 1999, our Board of Directors, or the Board, approved the IXYS Corporation 1999 Equity Incentive Plan, or the 1999 Plan, which expired in May 2009. No further awards may be granted under the 1999 Plan but shares may continue to be issued under the 1999 Plan pursuant to grants previously made. On June 5, 2009, the Board approved the adoption of the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock will be reserved for the grant of stock options. Unless and until stockholder approval occurs, no rights will be granted under this plan.

Employee Stock Purchase Plan
     In May 1999, the Board approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the quarter ended June 30, 2009, there were 41,362 shares purchased under the Purchase Plan, leaving approximately 193,000 shares available for purchase under the plan in the future.
Stock-Based Compensation
     The following table summarizes the effects of share-based compensation charges (in thousands):
     Income Statement Classifications

	Three Months Ended
	June 30,
	2009	2008
	(unaudited)
Selling, general and administrative expenses	$891	$597

Share-based compensation effect in income before taxes	891	597
Provision for income taxes (1)	330	215

Net share-based compensation effects in net income (loss)	$561	$382

(1)	Estimated at a statutory income tax rate of 37% in fiscal year 2010 and 36% in fiscal year 2009.
     During the three months ended June 30, 2009, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2009, approximately $6.8 million in stock based compensation is to be recognized for unvested stock options granted under the 1999 Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.89 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2009 and 2008, were based on estimates at the date of grant as follows:

	Stock Options	Purchase Plan
	Three months ended June 30,	Three months ended June 30,
	2008 (1)	2009	2008
Weighted average estimated fair value of grant per share	$3.25	$5.27	$3.00
Risk-free interest rate	3.0%	0.4%	3.3%
Expected term in years	4.6	0.5	0.5
Volatility	46%	110%	57%
Dividend yield	0%	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2009.

     Activity with respect to outstanding stock options for the quarter ended June 30, 2009 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance, March 31, 2009	6,063,569	$8.42
Options granted	—	—
Options exercised	(106,800)	$3.94	$709
Options cancelled and expired	(20,483)	$7.63

Balance, June 30, 2009	5,936,286

Exercisable, June 30, 2009	3,723,936	$8.81
Exercisable, March 31, 2009	3,635,269	$8.61

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the quarter ended June 30, 2009 was as follows:

		Weighted Average
	Number of	Grant Date Fair	Aggregate Fair
	Shares	Value	Value (1)
			(000)
Balance, March 31, 2009	64,900	$9.58
RSUs vested (2)	(25,450)	$9.73	$202
RSUs forfeited	—

Balance, June 30, 2009	39,450	$9.48

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
10. Comprehensive Income
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(unaudited)
Net income (loss)	$(3,868)	$5,484
Unrealized loss on available-for-sale investment securities, net of taxes of
$17 and $204 for the three months ended June 30, 2009 and 2008	(32)	(395)
Foreign currency translation adjustments	5,041	4

Total comprehensive income	$1,141	$5,093

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	June 30,	March 31,
	2009	2009
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of tax
$19 as on June 30, 2009 and $2 as on March 31, 2009	$(36)	$(4)
Unrecognized actuarial loss, net of tax of $942	(2,422)	(2,422)
Accumulated foreign currency translation adjustments	9,437	4,396

Total accumulated other comprehensive income	$6,979	$1,970

11. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2009	2008
	(unaudited)
Basic:
Weighted average shares	30,679	31,181

Net income (loss)	$(3,868)	$5,484

Net income (loss) per share	$(0.13)	$0.18

Diluted:
Weighted average shares	30,679	31,181
Common equivalent shares from stock options	—	1,045

Weighted average shares used in diluted per share calculation	30,679	32,226

Net income (loss)	$(3,868)	$5,484

Net income (loss) per share	$(0.13)	$0.17

     Basic income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. Due to our net loss for the quarter ended June 30, 2009, all of the outstanding stock options and restricted stock units to purchase 5,975,736 of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. For the quarter ended June 30, 2008, there were outstanding options to purchase 2,235,616 shares that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.

12. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(unaudited)
United States	$15,092	$21,439
Europe and the Middle East
France	883	2,193
Germany	5,378	12,253
Italy	817	2,542
United Kingdom	2,944	5,133
Other	5,821	11,795
Asia Pacific
China	9,282	10,155
Japan	1,706	2,687
Korea	1,144	2,335
Other	2,383	4,125
Rest of the World
India	1,635	3,137
Other	1,800	1,542

Total	$48,885	$79,336

     The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	2008
	(unaudited)
Power Semiconductors	$38,910	$64,262
Integrated Circuits	5,794	8,168
Systems and RF Power Semiconductors	4,181	6,906

Total	$48,885	$79,336

     For the three months ended June 30, 2009, one customer accounted for 13% of our net revenues. For the three months ended June 30, 2008, no customer accounted for more than 10% of our net revenues.
13. Income Taxes
     In the quarter ended June 30, 2009, we recorded an income tax benefit of $446,000, reflecting an effective tax rate of 10.3%. In contrast, in the quarter ended June 30, 2008, we recorded an income tax provision of $3.6 million, reflecting an effective tax rate of 39.6%. The effective tax rate for the quarter ended June 30, 2009 was affected by the fact that our losses in the period were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. The period also included discrete income tax expenses of $350,000. The income tax provision in the quarter ended June 30, 2008 included discrete income tax expenses of $639,000.

14. Commitments and Contingencies
Legal Proceedings
     We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2009 and March 31, 2009.

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
     Over the past four quarters, our net revenues have declined. Similarly, over that time period, the revenues of, and units shipped by, each of the three product groups have declined. We believe that the declines were primarily caused by the global economic downturn. Beginning with the third quarter of fiscal 2009, we saw the effect on revenues of our customers’ cautiousness in placing new orders, as our revenues declined markedly. Our selling, general and administrative expenses, or SG&A expenses, have declined over the past four quarters. In future periods, we expect our administrative expenses to remain relatively level. Our research, development and engineering expenses, or R&D expenses, were comparatively steady over the past three quarters. Our R&D expenses are expected to continue at approximately these levels. In general, our visibility regarding future performance has declined significantly in the face of an uncertain macroeconomic outlook.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 49% of our revenues in the quarter ended June 30, 2009, and 48% of our revenues in the quarter ended June 30, 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivable is reasonable assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy if the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to air in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     Under certain circumstances, where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to its end customers. Deferred amounts are presented net and included under accrued expenses and other liabilities in our unaudited condensed consolidated financial statements. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer typically upon shipment from our company, at which point we have a legally enforceable right to collection under normal payment terms.
     We state our revenues net of taxes collected from our customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the quarters ended June 30, 2009 and 2008, approximately $175,000 and $467,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our financial statements would be adversely affected.
     Allowance for ship and debit.
     Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $3.3 million in inventory of our products on hand at June 30, 2009. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. In accordance with Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition,” at the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2009 (in thousands):

Balance at March 31, 2009	$414
Additions	301
Deductions	(353)

Balance at June 30, 2009	$362

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
     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151, requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2009	$34,697
Sale of excess inventory	(814)
Scrap of excess inventory	(566)
Additional accrual of excess inventory	4,458

Balance at June 30, 2009	$37,775

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At June 30, 2009, our lower of cost or market reserve was $543,000.
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
Recent Accounting Pronouncements
     For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Accounting Changes and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations — Three Months Ended June 30, 2009 and 2008
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended
	June 30,
	2009	% change	2008
	(000)		(000)
Net revenues	$48,885	-38.4%	$79,336
Cost of goods sold	38,541	-29.4%	54,574

Gross profit	$10,344	-58.2%	$24,762

Operating expenses:
Research, development and engineering	$4,569	-15.3%	$5,394
Selling, general and administrative	8,348	-24.5%	11,059

Total operating expenses	$12,917	-21.5%	$16,453

     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended
	June 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	78.8%	68.8%

Gross profit	21.2%	31.2%

Operating expenses:
Research, development and engineering	9.3%	6.8%
Selling, general and administrative	17.1%	13.9%

Total operating expenses	26.4%	20.7%

Operating income (loss)	-5.2%	10.5%
Other income (expense), net	-3.6%	0.9%

Income (loss) before income tax	-8.8%	11.4%
(Benefit from) provision for income tax	-0.9%	4.5%

Net income (loss)	-7.9%	6.9%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues

	Three Months Ended June 30,
	2009	% change	2008
	(000)		(000)
Power Semiconductors	$38,910	-39.5%	$64,262
Integrated Circuits	5,794	-29.1%	8,168
Systems and RF Power Semiconductors	4,181	-39.5%	6,906

Total	$48,885	-38.4%	$79,336

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
Average Selling Prices (“ASPs”)

	Three Months Ended June 30,
	2009	% change	2008
Power Semiconductors	$2.44	-5.4%	$2.58
Integrated Circuits	$0.78	1.3%	$0.77
Systems and RF Power Semiconductors	$22.01	-34.0%	$33.36
Units

	Three Months Ended June 30,
	2009	% change	2008
	(000)		(000)
Power Semiconductors	15,925	-36.1%	24,910
Integrated Circuits	7,418	-30.1%	10,613
Systems and RF Power Semiconductors	190	-8.2%	207

Total	23,533	-34.1%	35,730

     The 38.4% decline in net revenues in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 reflects a decrease in all of our product groups. Our revenues from the sale of power semiconductors decreased by $25.3 million, or 39.5%. Revenues from the sale of ICs decreased by $2.4 million, or 29.1%, and revenues from the sale of system and RF power semiconductors decreased by $2.7 million, or 39.5%. The decrease in power semiconductors was broad based, in all the major product lines. The decrease in revenues from ICs was driven by a decrease in the sale of solid state relays, or SSRs. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $2.2 million in the sale of subassemblies to the industrial and commercial market.
     The decrease in the ASP of power semiconductors and system and RF power semiconductors in the quarter ended June 30, 2009 as compared to the same period of the previous fiscal year was due to a change in the mix of products sold. The ASPs of ICs in the quarter ended June 30, 2009 were relatively unchanged as compared to the same period of the previous fiscal year.
     Units declined in all product groups in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. While the decline in the power semiconductor product group was broad based, the decline in ICs was principally due to a 3.9 million unit decline in the sale of SSRs, offset by small increases in other ICs. For systems and RF power semiconductors, the unit decline in the sale of subassemblies was 56.1%, while the change in RF power semiconductors was modest.
     For the quarter ended June 30, 2009, sales to customers in the United States represented approximately 30.9% of our net revenues and sales to international customers represented approximately 69.1% of our net revenues. Of our international sales, approximately 46.8% were derived from sales in Europe and the Middle East, approximately 43.0% were derived from sales in the Asia Pacific region and approximately 10.2% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2008, sales to customers in the United States represented approximately 27.0% of our net revenues and sales to international customers represented approximately 73.0% of our net revenues. Of our international sales, approximately 58.6% were derived from sales in Europe and the Middle East, approximately 33.3% were derived from sales in the Asia Pacific region and approximately 8.1% were derived from sales in the rest of the world.
     For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, we experienced substantial declines in revenues across all the major European countries, and in the U.S., India and Korea. The decline in the European countries was primarily due to the decline in revenues from the industrial and commercial market and from the consumer products market. The decline in the U.S. is primarily due to the decline in revenues from the industrial and commercial market. The decline in revenues from India is due to lower shipments of subassemblies to the industrial and commercial market. The decline in sales to Korea is due to lower revenues from the industrial and commercial market, as well as lower revenues from the consumer products market.
     For the three months ended June 30, 2009, one customer accounted for 13% of our net revenues. For the three months ended June 30, 2008, no customer accounted for more than 10% of our net revenues.

     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin decreased to 21.2% in the three months ended June 30, 2009 from 31.2% in the three months ended June 30, 2008. The gross profit margin decreased primarily due to lower utilization of our facility in Germany and increased excess and obsolete inventory expense.
     Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2009 were 9.3%, as compared to 6.8% for the three months ended June 30, 2008. The increase in the percentage of R&D expenses was due to a decrease in net revenues, rather than an increase in R&D expenses. Expressed in absolute dollars, our R&D expenses decreased by approximately $825,000, partly due to a decrease in headcount and personnel costs and partly due to lower technical consulting costs.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2009 were 17.1%, as compared to 13.9% for the three months ended June 30, 2008. The percentage increase was due to the decrease in net revenues rather than an increase in expenses. Expressed in absolute dollars, SG&A expenses declined by $2.7 million, primarily due to lower sales and marketing expenses. Sales and marketing expenses fell as a result of lower commission expense, freight expense and personnel costs.
Other Income (Expense), net.
     In the quarter ended June 30, 2009, other expense, net was $1.4 million as compared to other income, net of $953,000 in the quarter ended June 30, 2008. The other expense, net principally consisted of $1.2 million in losses associated with changes in exchange rates for foreign currency transactions. The other income, net in the three months ended June 30, 2008 consisted principally of $853,000 in gains associated with changes in foreign currency transactions.
Provision for Income Tax.
     In the quarter ended June 30, 2009, we recorded an income tax benefit of $446,000, reflecting an effective tax rate of 10.3%. In contrast, in the quarter ended June 30, 2008, we recorded an income tax provision of $3.6 million, reflecting an effective tax rate of 39.6%. The effective tax rate for the quarter ended June 30, 2009 was affected by the fact that our losses in the period were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. The period also included discrete income tax expenses of $350,000. The income tax provision in the quarter ended June 30, 2008 included discrete income tax expenses of $639,000.
Liquidity and Capital Resources
     At June 30, 2009, cash and cash equivalents were $64.0 million as compared to $55.4 million at March 31, 2009.
     Our cash provided by operating activities for the quarter ended June 30, 2009 was $9.0 million, a decrease of $3.2 million as compared to the comparable quarter of the prior year, primarily because of lower net income and lower accrued expenses and higher prepaid expenses, offset by lower accounts receivable and lower inventories. Accounts receivable at June 30, 2009 decreased by $6.7 million, or 18.1%, as compared to the accounts receivable at March 31, 2009, primarily due to the decrease in net revenues for the quarter ended June 30, 2009. Prepaid expenses and other assets increased by $2.1 million, or 52.6%, as compared to prepaid expenses at March 31, 2009 due to increased prepayments to vendors.
     Our cash used in investing activities for the three months ended June 30, 2009 was $1.1 million as compared to $517,000 provided by investing activities in the three months ended June 30, 2008. During the three months ended June 30, 2009, our uses of cash for investing activities principally reflected $1.4 million in purchases of plant and equipment. During the three months ended June 30,

2008, cash provided by investing activities principally reflected proceeds of $3.6 million from sales of investments, offset by $2.2 million in purchases of plant and equipment.
     For the three months ended June 30, 2009, net cash used in financing activities was $648,000, as compared to net cash provided by financing activities of $616,000 in the three months ended June 30, 2008. During the three months ended June 30, 2009, net cash used in financing activities primarily reflected $1.4 million in principal payments on capital lease and loan obligations, offset by proceeds of $705,000 from employee equity plans. During the three months ended June 30, 2008, net cash provided by financing activities reflected proceeds of $2.2 million from employee equity plans, offset by $1.3 million in principal payments on capital lease obligations.
     At June 30, 2009, capital lease obligations and loans payable totaled $27 million. This represented 42.2% of our cash and cash equivalents and 14.9% of our stockholders’ equity.
     We are obligated on a €7.3 million, or $10.3 million, loan. The loan has a remaining term of 11 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $235,000, and a payment of accrued interest is required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2009, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $17,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at June 30, 2009 was $7.3 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     Additionally, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans at June 30, 2009 was $14.4 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2009. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     Management modified the procedures for recognizing gain and losses on foreign exchange at its facility in Chippenham, United Kingdom. The modified procedure results in an enhanced review of the exchange rates applied to transactions denominated in foreign currency.
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
     We currently are involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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
     Current uncertainty in global economic conditions poses a risk to the overall economy and to our business, as our customers may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenues and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
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
     If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenues, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.
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
We order materials and commence production in advance of anticipated customer demand. Therefore, revenue shortfalls may also result in inventory write-downs.
     We typically plan our production and inventory levels based on our own expectations for customer demand. Actual customer demand, however, can be highly unpredictable and can fluctuate significantly. In response to anticipated long lead times to obtain inventory and materials, we order materials and production in advance of customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize. This risk has increased in recent periods, as economic conditions have declined. For example, additional inventory write-downs occurred in the quarter ended March 31, 2009.
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
     Presently, because of past acquisitions, we are operating a number of different information systems that are not integrated. In part because of this, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. In our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. Manual steps also increase the possibility of control deficiencies and material weaknesses.
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
     Approximately 13.2% of our net revenues for the fiscal year ended March 31, 2009 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.
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
     In addition, approximately 13.2% of our net revenues for the fiscal year ended March 31, 2009 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned, as of August 3, 2009, approximately 22.1% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

IXYS CORPORATION

By: /s/ Uzi Sasson Uzi Sasson, Chief Operating Officer,
Chief Financial Officer and Vice President
(Principal Financial Officer)
Date: August 10, 2009

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009.

10.2	First Amended Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009.

10.3	2009 Equity Incentive Plan.

10.4	Form of the Notice of Stock Option Grant and Agreement for the 2009 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.