Form 10-Q
period 2009-09-30
IXYS CORP /DE/
filed 2009-11-06
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 30, 2009 was 31,048,108.

IXYS CORPORATION
FORM 10-Q
September 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$67,517	$55,441
Restricted cash	215	136
Accounts receivable, net of allowances of $1,935 at September 30, 2009 and $1,899 at March 31, 2009	33,864	37,251
Inventories, net	69,803	75,601
Prepaid expenses and other current assets	4,107	3,994
Deferred income taxes	13,047	12,797

Total current assets	188,553	185,220
Property, plant and equipment, net	49,989	52,912
Other assets	9,832	6,728
Deferred income taxes	8,109	7,972

Total assets	$256,483	$252,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,721	$3,739
Current portion of loans payable	1,529	1,455
Accounts payable	15,298	13,767
Accrued expenses and other current liabilities	13,751	15,342

Total current liabilities	34,299	34,303
Long term income tax payable	4,845	4,845
Capitalized lease obligations, net of current portion	3,185	4,418
Long term loans, net of current portion	17,820	17,599
Pension liabilities	14,543	13,175

Total liabilities	74,692	74,340

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,509,095 issued and 31,048,108 outstanding at September 30, 2009 and 36,054,936 issued and 30,633,949 outstanding at March 31, 2009	365	361
Additional paid-in capital	179,477	177,551
Treasury stock, at cost: 5,460,987 common shares at September 30, 2009 and 5,420,987 common shares at March 31, 2009	(45,661)	(45,374)
Retained earnings	38,886	43,984
Accumulated other comprehensive income	8,724	1,970

Total stockholders’ equity	181,791	178,492

Total liabilities and stockholders’ equity	$256,483	$252,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$53,746	$77,635	$102,631	$156,971
Cost of goods sold	41,138	53,838	79,679	108,412

Gross profit	12,608	23,797	22,952	48,559

Operating expenses:
Research, development and engineering	4,489	5,431	9,058	10,825
Selling, general and administrative	8,018	10,433	16,366	21,492
Restructuring charges	1,010	—	1,010	—

Total operating expenses	13,517	15,864	26,434	32,317

Operating income (loss)	(909)	7,933	(3,482)	16,242
Other income (expense):
Interest income	125	429	208	726
Interest expense	(382)	(459)	(777)	(943)
Other income (expense), net	(963)	779	(2,392)	1,732

Income (loss) before income tax	(2,129)	8,682	(6,443)	17,757
(Provision for) benefit from income tax	899	(2,623)	1,345	(6,214)

Net income (loss)	$(1,230)	$6,059	$(5,098)	$11,543

Net income (loss) per share
Basic	$(0.04)	$0.19	$(0.17)	$0.37

Diluted	$(0.04)	$0.18	$(0.17)	$0.35

Cash dividends per share	—	$0.10	—	$0.10

Weighted average shares used in per share calculation
Basic	30,901	31,554	30,796	31,368

Diluted	30,901	32,887	30,796	32,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,098)	$11,543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,757	6,575
Provision for receivables allowances	1,871	2,941
Net change in inventory reserves	3,259	1,669
Foreign currency adjustments on intercompany amounts	1,563	(943)
Stock-based compensation	1,741	1,172
Loss (gain) on investments and disposal of fixed assets	(104)	89
Changes in operating assets and liabilities:
Accounts receivable	3,176	(2,429)
Inventories	5,696	(6,263)
Prepaid expenses and other current assets	896	(912)
Other assets	(14)	40
Accounts payable	682	(3,133)
Accrued expenses and other liabilities	(2,449)	9,028
Pension liabilities	(35)	(279)

Net cash provided by operating activities	16,941	19,098

Cash flows from investing activities:
Change in restricted cash	(78)	479
Business combination, net of cash and cash equivalents acquired	(2,625)	(231)
Purchases of investments	(54)	(918)
Purchases of plant and equipment	(1,739)	(6,016)
Proceeds from sale of investments	379	3,611
Proceeds from sale of fixed assets	—	335

Net cash used in investing activities	(4,117)	(2,740)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,016)	(2,484)
Repayments of long term loans	(745)	(1,468)
Proceeds from employee equity plans	190	3,034
Purchase of treasury stock	(288)	—

Net cash used in financing activities	(2,859)	(918)

Effect of exchange rate fluctuations on cash and cash equivalents	2,111	(1,842)

Net increase in cash and cash equivalents	12,076	13,598
Cash and cash equivalents at beginning of period	55,441	56,614

Cash and cash equivalents at end of period	$67,517	$70,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2009 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
     We have evaluated subsequent events through the date that the financial statements were issued on November 6, 2009.
2. Accounting Changes and Recent Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board, or FASB, officially launched the FASB Accounting Standards CodificationTM, or Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles, or GAAP. The Codification, which is effective for interim and annual periods ending on or after September 15, 2009, is organized into approximately 90 accounting topics. Going forward, U.S. GAAP will no longer be issued in the form of an “accounting standard,” but as an update to the applicable “topic” or “subtopic” within the Codification. As such, accounting guidance will be classified as either “authoritative” or “non-authoritative” based on its inclusion in or exclusion from the Codification. We started to adopt the Codification for our quarter ended September 30, 2009.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The guidance is applicable to business combinations on a prospective basis.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption did not have a significant impact on our unaudited consolidated financial statements.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The guidance is not presently applicable to us.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and on identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The adoption did not have any impact on our unaudited condensed consolidated financial statements.

     In December 2008, the FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets. The guidance requires more detailed annual disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The guidance does not change the accounting treatment for postretirement benefits plans and is effective for us for the fiscal year ended March 31, 2010, or fiscal 2010.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on recognition and presentation of other-than-temporary impairment. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance also clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. The adoption did not have any impact on our unaudited condensed consolidated financial statements.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on interim disclosure about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Additionally, the guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of methods and significant assumptions from prior periods. The guidance does not change the accounting treatment for these financial instruments and the adoption did not have significant impact on our unaudited condensed consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The guidance eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. The guidance is effective for us beginning in the quarter ending June 30, 2010. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements.
     In August 2009, the FASB issued authoritative guidance on fair value measurements and disclosures. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain defined valuation techniques. The guidance is effective for us for the quarter ended September 30, 2009. The adoption of the guidance did not have significant impacts on our unaudited condensed consolidated financial statements.
3. Business Combination
     On September 14, 2009, we completed the acquisition of the assets and certain associated intellectual property of the LED driver and display driver businesses of Leadis Technology Inc. The acquisition was intended to expand our market opportunity in the LED market, where we have a long-standing history in high power LED-based lighting products.
     The total consideration for the acquisition was $3.5 million, of which $2.6 million was paid in cash. The balance of the consideration, $875,000, will be paid in March 2010. We also purchased inventory for cash consideration of $569,000. The purchase price allocation for this acquisition has not been completed as of the date of filing this report and is expected to be completed by December 31, 2009. Any change in the estimated fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill. As a result of this acquisition, we recorded $3.5 million in other assets, consisting principally of intellectual property, customer relationships and goodwill. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is not deductible for tax purposes. We have incurred $134,000 in legal and consulting costs related to the acquisition as of September 30, 2009. The costs incurred have been fully expensed and are included under “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.
     The consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. Pro-forma financial information has not been presented because the effect of this acquisition was not material to our financial results.
4. Restructuring Charges
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plans represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2009 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

     Restructuring activity as of and for the three and six months ended September 30, 2009 was as follows (in thousands):

Severance and Related Benefits
Charges	$1,010
Cash payments	(176)
Currency translation adjustment	2

Balance at September 30, 2009	$836

     We anticipate that the remaining restructuring obligations of $836,000 as of September 30, 2009 will be substantially paid prior to December 31, 2009.
5. Fair Value
     We account for certain assets and liabilities at fair value. In determining fair value, we consider its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. The fair value hierarchy is based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:
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
     Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009 (1)			March 31, 2009 (1)
	Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Assets
Marketable equity securities (2)	$224	$224	$—	$525	$525	$—
Derivative contract (3)	(220)	—	(220)	(124)	—	(124)

Total assets measured at fair value	$4	$224	$(220)	$401	$525	$(124)

(1)	We did not have any assets whose fair value was measured using significant unobservable inputs.

(2)	Included in other assets on our unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.
     We use derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s income statement and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the derivative contract. We did not enter into any new derivative contracts in the three and six months ended September 30, 2009.
     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Other liabilities consist of long term loans and pension liabilities. Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at September 30, 2009. See Note 10, “Pension Plans,” for a discussion of pension liabilities.
6. Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
	(unaudited)
Raw materials	$14,609	$14,431
Work in process	36,801	39,916
Finished goods	18,393	21,254

Total	$69,803	$75,601

7. Other Assets
     Other assets consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
	(unaudited)
Available-for-sale investment securities	$224	$525
Long term equity investment	4,275	4,183
Intangible assets, net	195	256
Intangible assets and goodwill as a result of acquisition	3,500	—
Advance to vendors and other items	1,638	1,764

Total	$9,832	$6,728

8. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
	(unaudited)
Uninvoiced goods and services	$4,612	$5,755
Compensation and benefits	5,881	5,916
Restructuring accrual	836	—
Commission, royalties, deferred revenue and other	2,422	3,671

Total	$13,751	$15,342

9. Borrowing Arrangements
   IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at September 30, 2009 was €7.2 million, or $10.5 million.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary.
     We have entered into an interest rate swap to economically hedge the interest rate risk. Under the swap arrangement, during the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, then the Euribor rate for the purposes of the loan shall be 3%. The effective interest rate at September 30, 2009 was 3.7%. The swap agreement expires on June 30, 2010 and is not designated as a hedge in the financial statements. See Note 5, “Fair Value” for further information regarding the derivative contract.
     During each fiscal quarter, a principal payment of €167,000, or about $244,000, and a payment of accrued interest is required.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2009, we had complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
   LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $15,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from our company and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is netted against the loan liability.
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
10. Pension Plans
     We maintain two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.

     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	494	601	961	1,227
Expected return on plan assets	(258)	(452)	(502)	(923)
Recognized actuarial loss	31	24	60	49

Net periodic pension expense	$267	$173	$519	$353

     We expect to contribute approximately $625,000 to the plans in the fiscal year ending March 31, 2010. This contribution is primarily contractual.
11. Employee Equity Incentive Plans
Stock Purchase and Stock Option Plans
     On June 5, 2009, the Board approved the adoption of the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options. On September 10, 2009, our stockholders approved the 2009 Plan.
Employee Stock Purchase Plan
     In May 1999, the Board approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. No shares were purchased during the quarter ended September 30, 2009. During the six months ended September 30, 2009, there were 41,362 shares purchased under the Purchase Plan, leaving approximately 193,000 shares available for purchase under the plan in the future.
Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Income Statement Classifications	2009	2008	2009	2008
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$850	$575	$1,741	$1,172

Stock-based compensation effect in income before taxes	850	575	1,741	1,172
Provision for income taxes (1)	323	207	662	422

Net stock-based compensation effects in net income (loss)	$527	$368	$1,079	$750

(1)	Estimated at a statutory income tax rate of 38% in fiscal year 2010 and 36% in fiscal year 2009.
     During the three and six months ended September 30, 2009, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2009, approximately $6.4 million in stock based compensation is to be recognized for unvested stock options granted under the 1999 Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended September 30, 2009 and 2008, were based on estimates at the date of grant as follows:

	Stock Options (1)				Purchase Plan (2)
	Three months ended		Six months ended		Six months ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Weighted average estimated fair value of grant per share	$3.49	$4.78	$3.49	$4.57	$5.27	$3.00
Risk-free interest rate	2.3%	2.8%	2.3%	2.8%	0.4%	3.3%
Expected term in years	5.0	4.6	5.0	4.6	0.5	0.5
Volatility	57%	47%	57%	47%	110%	57%
Dividend yield	0%	0%	0%	0%	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2009.

(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
     Activity with respect to outstanding stock options for the six months ended September 30, 2009 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance at March 31, 2009	6,063,569	$8.42
Options granted	100,000	$6.88
Options exercised	(638,800)	$2.60	$2,586
Options cancelled	(26,250)	$7.54
Options expired	(5,169)	$12.34

Balance at September 30, 2009	5,493,350	$9.07

Exercisable at September 30, 2009	3,326,350	$9.95
Exercisable at March 31, 2009	3,635,269	$8.61

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the six months ended September 30, 2009 was as follows:

	Number of	Weighted Average Grant	Aggregate Fair
	Shares	Date Fair Value	Value (1)
			(000)
Balance at March 31, 2009	64,900	$9.58
RSUs vested (2)	(32,450)	$9.58	$251
RSUs forfeited	—	—

Balance at September 30, 2009	32,450	$9.58

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

12. Comprehensive Income
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income (loss)	$(1,230)	$6,059	$(5,098)	$11,543
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $35 and $18 for the three and six months ended September 30, 2009 and net of taxes of $(39) and $(242) for the three and six months ended September 30, 2008	66	(75)	34	(471)
Foreign currency translation adjustments	1,679	(6,642)	6,720	(6,637)

Total comprehensive income (loss)	$515	$(658)	$1,656	$4,435

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	September 30,	March 31,
	2009	2009
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes of $16 at September 30, 2009 and $(2) at March 31, 2009	$30	$(4)
Unrecognized actuarial loss, net of tax of $942	(2,422)	(2,422)
Accumulated foreign currency translation adjustments	11,116	4,396

Total accumulated other comprehensive income	$8,724	$1,970

13. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Basic:
Weighted average shares	30,901	31,554	30,796	31,368

Net income (loss)	$(1,230)	$6,059	$(5,098)	$11,543

Net income (loss) per share	$(0.04)	$0.19	$(0.17)	$0.37

Diluted:
Weighted average shares	30,901	31,554	30,796	31,368
Common equivalent shares from stock options	—	1,333	—	1,199

Weighted average shares used in diluted per share calculation	30,901	32,887	30,796	32,567

Net income (loss)	$(1,230)	$6,059	$(5,098)	$11,543

Net income (loss) per share	$(0.04)	$0.18	$(0.17)	$0.35

     Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. Due to our net loss for the three and six months ended September 30, 2009, all of the outstanding stock options and restricted stock units to purchase 1.2 million and 1.4 million shares, respectively, of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. For the three and six months ended September 30, 2008, there were outstanding options to purchase 1.8 million and 2.4 million shares, respectively, that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.
14. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$17,324	$21,586	$32,416	$43,026
Europe and the Middle East
France	924	2,119	1,807	4,312
Germany	6,386	11,863	11,764	24,116
Italy	776	1,982	1,593	4,524
Sweden	1,009	1,716	1,730	3,075
United Kingdom	3,094	5,046	6,038	10,179
Other	6,152	9,625	11,251	20,062
Asia Pacific
China	8,922	8,524	18,203	18,679
Japan	2,512	2,658	4,219	5,345
Korea	1,754	2,020	2,898	4,355
Other	3,255	4,967	5,638	9,091
Rest of the World
India	1,455	4,025	3,090	7,162
Other	183	1,504	1,984	3,045

Total	$53,746	$77,635	$102,631	$156,971

     The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Power semiconductors	$40,427	$61,089	$79,337	$125,351
Integrated circuits	8,897	9,244	14,691	17,412
Systems and RF power semiconductors	4,422	7,302	8,603	14,208

Total	$53,746	$77,635	$102,631	$156,971

     For the three and six months ended September 30, 2009, one customer accounted for 10.6% and 11.9% of our net revenues. For the three and six months ended September 30, 2008, no customer accounted for more than 10% of our net revenues.

15. Income Taxes
     In the quarter ended September 30, 2009, we recorded an income tax benefit of $899,000, reflecting an effective tax rate of 42.2%. In the six months ended September 30, 2009, we recorded an income tax benefit of $1.3 million, reflecting an effective tax rate of 20.9%. In contrast, in the three and six months ended September 30, 2008, we recorded income tax provisions of $2.6 million and $6.2 million, reflecting effective tax rates of 30.2% and 35.0%, respectively. The effective tax rates for the three and six months ended September 30, 2009 were affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. For the six months ended September 30, 2009, the effective tax rates also included discrete income tax expenses of $350,000. The income tax provisions in the three and six months ended September 30, 2008 were the result of applying the estimated annual effective tax rate to cumulative income before taxes, adjusted for certain discrete items that were fully recognized in the period they occurred.
16. Commitments and Contingencies
Legal Proceedings
     We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
Other Commitments and Contingencies
     In September 2009, we entered in an agreement with Bank of the West for a letter of credit facility of $3.0 million. The facility is collateralized by a security interest in one of our deposit accounts. The facility expires on March 31, 2010. At September 30, 2009, there was an open letter of credit with a balance of $890,000 to support inventory purchases.
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2009 and March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-Q and, in particular, in Item 1A of Part II hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors.” All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.
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
     In the September 2009 quarter, our revenues increased as compared to the immediately preceding quarter. The growth in revenues reflected increased sales in all product groups and to all major geographic areas. Similarly, our sales to all major market segments increased, except the telecommunications market. Our selling, general and administrative expenses, or SG&A expenses, have declined in the past six quarters. In future periods, we expect our general and administrative expenses to remain relatively level. Our research, development and engineering expenses, or R&D expenses, were comparatively steady over the past four quarters. Our R&D expenses are expected to continue at approximately these levels. We expect our restructuring plans to result in additional restructuring charges in the next few quarters. Overall, the global macroeconomic environment continues to be challenging, resulting in volatile customer demand and a lack of visibility regarding future performance.
Critical Accounting Policies and Significant Management Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies require that we make significant judgments and estimates in preparing our consolidated financial statements.
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 48% of our revenues in the six months ended September 30, 2009 and 47% of our revenues in the six months ended September 30, 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a valid purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivable is reasonable assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
     Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from our company, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to their end customers. Deferred amounts are presented net and included under accrued expenses and other liabilities in our unaudited condensed consolidated financial statements.
     We state our revenues net of taxes collected from our customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.
     Allowance for sales returns. We maintain an allowance for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2009 and 2008, approximately $598,000 and $631,000, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our financial statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $3.3 million in inventory of our products on hand at September 30, 2009. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2009 (in thousands):

Balance at March 31, 2009	$414
Additions	301
Deductions	(353)

Balance at June 30, 2009	$362
Additions	634
Deductions	(593)

Balance at September 30, 2009	$403

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
     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is therefore valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. The authoritative guidance provided by FASB requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs.
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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2009	$34,697
Sale of excess inventory	(814)
Scrap of excess inventory	(566)
Additional accrual of excess inventory	4,458

Balance at June 30, 2009	$37,775
Sale of excess inventory	(719)
Scrap of excess inventory	(495)
Additional accrual of excess inventory	2,313

Balance at September 30, 2009	$38,874

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At September 30, 2009, our lower of cost or market reserve was $591,000.
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
     Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements
     For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Accounting Changes and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Results of Operations — Three and Six Months Ended September 30, 2009 and 2008
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Net revenues	$53,746	-30.8%	$77,635	$102,631	-34.6%	$156,971
Cost of goods sold	41,138	-23.6%	53,838	79,679	-26.5%	108,412

Gross profit	$12,608	-47.0%	$23,797	$22,952	-52.7%	$48,559

Operating expenses:
Research, development and engineering	$4,489	-17.3%	$5,431	$9,058	-16.3%	$10,825
Selling, general and administrative	8,018	-23.1%	10,433	16,366	-23.9%	21,492
Restructuring charges	1,010	nm	—	1,010	nm	—

Total operating expenses	$13,517	-14.8%	$15,864	$26,434	-18.2%	$32,317

nm — not meaningful
     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.5%	69.3%	77.6%	69.1%

Gross profit	23.5%	30.7%	22.4%	30.9%

Operating expenses:
Research, development and engineering	8.4%	7.0%	8.8%	6.9%
Selling, general and administrative	14.9%	13.4%	16.0%	13.7%
Restructuring charges	1.9%	—	1.0%	—

Total operating expenses	25.2%	20.4%	25.8%	20.6%

Operating income (loss)	-1.7%	10.3%	-3.4%	10.3%
Other income (expense), net	-2.3%	0.9%	-2.9%	1.0%

Income (loss) before income tax	-4.0%	11.2%	-6.3%	11.3%
(Provision for) benefit from income tax	1.7%	-3.4%	1.3%	-3.9%

Net income (loss)	-2.3%	7.8%	-5.0%	7.4%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

	Three Months Ended September 30,			Six Months Ended September 30,
Revenues	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Power semiconductors	$40,427	-33.8%	$61,089	$79,337	-36.7%	$125,351
Integrated circuits	8,897	-3.8%	9,244	14,691	-15.6%	17,412
Systems and RF power semiconductors	4,422	-39.4%	7,302	8,603	-39.4%	14,208

Total	$53,746	-30.8%	$77,635	$102,631	-34.6%	$156,971

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

	Three Months Ended September 30,			Six Months Ended September 30,
Average Selling Prices	2009	% change	2008	2009	% change	2008
Power semiconductors	$2.34	-19.9%	$2.92	$2.39	-12.5%	$2.73
Integrated circuits	$0.72	-4.0%	$0.75	$0.74	-2.6%	$0.76
Systems and RF power semiconductors	$19.39	-7.8%	$21.04	$20.58	-19.8%	$25.65

	Three Months Ended September 30,			Six Months Ended September 30,
Units	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Power semiconductors	17,270	-17.6%	20,953	33,195	-27.6%	45,863
Integrated circuits	12,330	-0.4%	12,383	19,748	-14.1%	22,996
Systems and RF power semiconductors	228	-34.3%	347	418	-24.5%	554

Total	29,828	-11.4%	33,683	53,361	-23.1%	69,413

     The 30.8% decrease in net revenues in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 reflected a decline in all of our product groups. Our revenues from the sale of power semiconductors decreased by $20.7 million, or 33.8%. Revenues from the sale of ICs decreased by $348,000, or 3.8%, and revenues from the sale of systems and RF power semiconductors decreased by $2.9 million, or 39.4%. The decrease in power semiconductors was broad based across all the major product lines. The decrease in revenues from ICs was mainly due to a decrease in the sale of solid state relays, or SSRs, of $1.1 million, primarily to the consumer product market, and a decrease in the sale of customer premise equipment for the telecommunications market of $412,000, offset by an increase of $887,000 in the sale of display driver ICs, principally to the consumer products market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $2.5 million in the sale of subassemblies to the industrial and commercial market.
     Units declined in all product groups in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. While the decline in the power semiconductor product group was broad based, the unit decline in systems and RF power semiconductors was principally caused by reduced shipments of RF power semiconductors; and in ICs, the unit shipments were largely unchanged.
The 34.6% decline in net revenues in the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 reflected a decrease in all of our product groups. Our revenues from the sale of power semiconductors decreased by $46.0 million, or 36.7%. Revenues from the sale of ICs decreased by $2.7 million, or 15.6%, and revenues from the sale of system and RF power semiconductors decreased by $5.6 million, or 39.4%. The decrease in power semiconductors was broad based in all the major product lines. The decrease in revenues from ICs was principally due to a decrease in the sale of SSRs of $2.9 million, primarily to the consumer product market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $4.7 million in the sale of subassemblies to the industrial and commercial market.

     Units declined in all product groups in the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. While the decline in the power semiconductor product group was broad based, the decline in ICs was principally due to a 5.0 million unit reduction in the sale of SSRs, offset by an increase of 1.3 million units in other ICs. For systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors.
     For the three and six months ended September 30, 2009 as compared to the same periods of the previous fiscal year, the decrease in the ASPs of power semiconductors was primarily due to a change in the mix of products sold and a decline in prices in Europe that resulted from market conditions. The ASPs of ICs declined primarily due to a change in the mix of ASICs sold. The decline in the ASPs of systems and RF power semiconductors was principally due to a larger decline in the revenues from the sale of the higher priced subassemblies than the decline in the revenues from the sale of lower priced RF power semiconductors.
     For the quarter ended September 30, 2009, sales to customers in the United States represented approximately 32.2% of our net revenues and sales to international customers represented approximately 67.8% of our net revenues. Of our international sales, approximately 50.4% were derived from sales in Europe and the Middle East, approximately 45.1% were derived from sales in the Asia Pacific region and approximately 4.5% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2008, sales to customers in the United States represented approximately 27.8% of our net revenues and sales to international customers represented approximately 72.2% of our net revenues. Of our international sales, approximately 57.7% were derived from sales in Europe and the Middle East, approximately 32.4% were derived from sales in the Asia Pacific region and approximately 9.9% were derived from sales in the rest of the world.
     For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, we experienced substantial declines in revenues across all the major European countries, and in the U.S. and India. The decline in the European countries was primarily due to the decline in revenues from the industrial and commercial market and from the consumer products market. The decline in the U.S. is primarily due to the decline in revenues from the industrial and commercial market and the medical market. The decline in revenues from India was due to reduced shipments of subassemblies to the industrial and commercial market.
     For the six months ended September 30, 2009, sales to customers in the United States represented approximately 31.6% of our net revenues and sales to international customers represented approximately 68.4% of our net revenues. Of our international sales, approximately 48.7% were derived from sales in Europe and the Middle East, approximately 44.1% were derived from sales in the Asia Pacific region and approximately 7.2% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2008, sales to customers in the United States represented approximately 27.4% of our net revenues and sales to international customers represented approximately 72.6% of our net revenues. Of our international sales, approximately 58.2% were derived from sales in Europe and the Middle East, approximately 32.8% were derived from sales in the Asia Pacific region and approximately 9.0% were derived from sales in the rest of the world.
     For the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, we experienced substantial declines in revenues across all the major European countries, and in the U.S., India and Korea. The decline in the European countries was primarily due to reduced revenues from the industrial and commercial market and from the consumer products market. The decline in the U.S. is primarily due to the decrease in revenues from the medical market and the industrial and commercial market. The decline in revenues from India is due to lower shipments of subassemblies to the industrial and commercial market. The decline in sales to Korea is due to lower revenues from the industrial and commercial market and the consumer products market.
     For the three and six months ended September 30, 2009, one customer accounted for 10.6% and 11.9%, respectively, of our net revenues. For the three and six months ended September 30, 2008, no customer accounted for more than 10% of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin decreased to 23.5% in the three months ended September 30, 2009 from 30.7% in the three months ended September 30, 2008. Gross profit margin decreased to 22.4% in the six months ended September 30, 2009 from 30.9% in the six months ended September 30, 2008. The gross profit margin decreased primarily due to lower utilization of our facility in Germany and increased excess and obsolete inventory expense.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2009 were 8.4% and 8.8%, respectively, as compared to 7.0% and 6.9% for the three and six months ended September 30, 2008. The increase in the percentage of R&D expenses was due to a decrease in net revenues, rather than an increase in R&D expenses. Expressed in absolute dollars, for the three months ended September 30, 2009 as compared to the same period of the prior year, our R&D expenses decreased by approximately $942,000, or 17.3%. For the six months ended September 30, 2009 as compared to the same period of the prior year, our R&D expenses decreased by approximately $1.8 million, or 16.3%. The decreases in R&D expenses were partly due to a reduction in personnel costs and partly due to lower technical consulting costs.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2009 were 14.9% and 16.0%, respectively, as compared to 13.4% and 13.7% for the three and six months ended September 30, 2008. The percentage increase was due to the decrease in net revenues rather than an increase in expenses. Expressed in absolute dollars, SG&A expenses declined by $2.4 million and $5.1 million, or 23.1% and 23.9%, respectively, for the three and six months ended September 30, 2009 as compared to the same periods in the prior year, primarily due to lower sales and marketing expenses caused by lower commission expense, personnel costs and freight expense.
Restructuring Charges.
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2009 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     During the three and six months ended September 30, 2009, we incurred restructuring charges of $1.0 million. See “Note 4: Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Other Income (Expense), net.
     In the quarter ended September 30, 2009, other expense, net was $963,000 as compared to other income, net of $779,000 in the quarter ended September 30, 2008. The other expense, net in the three months ended September 30, 2009 principally consisted of $1.1 million in losses associated with changes in exchange rates for foreign currency transactions. The other income, net in the three months ended September 30, 2008 consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $691,000.
     Other expense, net in the six months ended September 30, 2009 was $2.4 million, as compared to other income, net of $1.7 million in the six months ended September 30, 2008. For the six months ended September 30, 2009, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $2.3 million. For the six months ended September 30, 2008, other income, net primarily consisted of gains associated with changes in exchange rates for foreign currency transactions of $1.6 million.
Provision for Income Tax.
     For the three and six months ended September 30, 2009, we recorded income tax benefits of $899,000 and $1.3 million, reflecting effective tax rates of 42.2% and 20.9%, respectively. In contrast, for the three and six months ended September 30, 2008, we recorded income tax provisions of $2.6 million and $6.2 million, reflecting effective tax rate of 30.2% and 35.0%, respectively. The effective tax rates for the three and six months ended September 30, 2009 were affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. For the six months ended September 30, 2009, the effective tax rate also included discrete income tax expenses of $350,000.
Liquidity and Capital Resources
     At September 30, 2009, cash and cash equivalents were $67.5 million as compared to $55.4 million at March 31, 2009.
     Our cash provided by operating activities for the six months ended September 30, 2009 was $16.9 million, a decrease of $2.2 million as compared to the comparable period of the prior year. This decrease was primarily because of a net loss in the six months ended September 30, 2009 as compared to a net income in the six months ended September 30, 2008, which was partially offset by cash provided through reductions in accounts receivable and inventories and an increase in accounts payable. Accounts receivable at September 30, 2009 decreased by $3.4 million, or 9.1%, as compared to the accounts receivable at March 31, 2009, primarily due to the reduction in net revenues for the six months ended September 30, 2009. Our net inventories decreased by $5.8 million, or 7.7%, as compared to net inventories at March 31, 2009, in large part as a result of reduced inventory purchases and higher inventory reserves. Our accounts payable at September 30, 2009 increased by $1.5 million, or 11.1%, from accounts payable at March 31, 2009, primarily because of the acquisition of inventory from Leadis.
     Our net cash used in investing activities for the six months ended September 30, 2009 was $4.1 million as compared to net cash used in investing activities of $2.7 million during the six months ended September 30, 2008. During the six months ended September 30, 2009, our uses of cash for investing activities principally reflected $2.6 million for a business combination and $1.7 million in purchases of plant and equipment. During the six months ended September 30, 2008, we spent $6.0 million on purchases of property, plant and equipment, which was offset by proceeds of $3.6 million from sales of investments.
     For the six months ended September 30, 2009, net cash used in financing activities was $2.9 million, as compared to net cash used in financing activities of $918,000 in the six months ended September 30, 2008. During the six months ended September 30, 2009, net cash used in financing activities primarily reflected $2.8 million in principal payments on capital lease and loan obligations. During the six months ended September 30, 2008, net cash was used primarily for principal repayments on capital lease obligations and repayments of loans, offset by proceeds from employee equity plans.
     At September 30, 2009, capital lease obligations and loans payable totaled $26.3 million. This represented 38.9% of our cash and cash equivalents and 14.4% of our stockholders’ equity.
     We are obligated on a €7.2 million, or $10.5 million, loan. The loan has a remaining term of about 11 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $244,000, and a payment of accrued interest is required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2009, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $15,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at September 30, 2009 was $7.2 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     In September 2009, we entered in an agreement with Bank of the West for a letter of credit facility of $3.0 million. The facility is secured by a security interest in one of our deposit accounts. The facility expires on March 31, 2010. At September 30, 2009, there was an open letter of credit with a balance of $890,000 to support inventory purchases.
     Additionally, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans at September 30, 2009 was $14.5 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at September 30, 2009. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results and, in certain cases, may reduce our revenues, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.
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
     The recent financial crisis affecting the banking system and financial markets have resulted in a tightening in the credit markets and low level of liquidity for many companies. There could be a number of effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays and inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

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
     Semiconductor manufacturing requires significant capital investment leading to high fixed costs including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to any shortfall in revenues. If we are unable to utilize our manufacturing, assembly and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in lower gross margins. Increased competition and other factors may lead to price erosion, lower revenues and lower gross margins for us in the future.
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
     We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Our reliance on these subcontractors involves the following significant risks:
•	bankruptcy or insolvency of one or more of our subcontractors adversely affecting our production;

•	reduced control over delivery schedules and quality;

•	lack of adequate capacity during periods of excess demand;

•	difficulties selecting and integrating new subcontractors;

•	limited or no warranties by subcontractors or other vendors on products supplied to us;

•	increases in prices due to capacity shortages and other factors;

•	misappropriation of our intellectual property; and

•	economic or political instability in foreign countries.
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

Changes in our decisions about restructuring could affect our results of operations and financial condition.
     Factors that could cause actual results to differ materially from our expectations about restructuring actions include:
•	timing and execution of a plan that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance costs;

•	changes in employment levels and turnover rates; and

•	changes in product demand and the business environment, including changes in global economic conditions.
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
     The semiconductor industry has been characterized by periodic limitations on production capacity. From time to time, our production at external foundries has been limited by the foundries because of their production constraints, superior revenue alternatives or desire for customer diversification. Although we may be able to obtain the capacity necessary to meet present demand, if we are unable to increase our production capacity to meet possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.
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
     We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. The provision for income taxes can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions, or interpretation of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the authoritative guidance issued by FASB in connection with accounting for income taxes. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned or controlled, as of October 30, 2009, approximately 22.6% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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
     Our stockholders must give substantial advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These written notice requirements could inhibit a takeover by delaying stockholder action. The Delaware anti-takeover law restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock. The Delaware statute makes it more difficult for us to be acquired without the consent of our board of directors and management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1, 2009 — July 31, 2009	—	(1)	—	1,420,100
August 1, 2009 — August 31, 2009	40,000	7.15	40,000	1,380,100	(2)
September 1, 2009 — September 30, 2009	—	(1)	—	1,380,100

Total	40,000	7.15	40,000

(1)	Not applicable.

(2)	The current stock purchase program was approved on November 14, 2008 and will expire on November 13, 2010. The purchase of up to 2,000,000 shares of common stock was approved.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2009 annual meeting of our stockholders was held on September 10, 2009.
     At the annual meeting, the stockholders elected each of the persons identified below to serve as our director, approved the 2009 Equity Incentive Plan, and ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010. The votes on the three proposals were as follows:
Proposal 1: Election of Directors

Director	Votes For	Votes Withheld
Donald Feucht	27,971,482	1,093,815
Samuel Kory	27,786,713	1,278,584
S. Joon Lee	28,041,557	1,023,740
Timothy A. Richardson	27,975,280	1,090,017
James M. Thorburn	28,023,566	1,041,731
Nathan Zommer	27,198,297	1,867,000
Proposal 2: 2009 Equity Incentive Plan

For	Against	Abstain	Broker Non-Vote
21,777,223	5,334,272	278,265	1,675,537
Proposal 3: BDO Seidman, LLP

For	Against	Abstain	Broker Non-Vote
29,007,314	51,549	6,434	0
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
	By:	/s/ Uzi Sasson
Uzi Sasson, Chief Operating Officer,
Date: November 6, 2009		Chief Financial Officer and Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.