Form 10-Q
period 2009-12-31
IXYS CORP /DE/
filed 2010-02-05
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Yes ☐       No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 29, 2010 was 31,329,514.

IXYS CORPORATION
FORM 10-Q
December 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$86,496	$55,441
Restricted cash	199	136
Accounts receivable, net of allowances of $1,579 at December 31, 2009 and $1,899 at March 31, 2009	36,542	37,251
Inventories	65,378	75,601
Prepaid expenses and other current assets	4,791	3,994
Deferred income taxes	13,017	12,797

Total current assets	206,423	185,220
Property, plant and equipment	47,691	52,912
Other assets	9,602	6,728
Deferred income taxes	8,106	7,972

Total assets	$271,822	$252,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,450	$3,739
Current portion of loans payable	1,498	1,455
Accounts payable	16,688	13,767
Accrued expenses and other current liabilities	13,689	15,342

Total current liabilities	35,325	34,303
Long term income tax payable	4,845	4,845
Capitalized lease obligations, net of current portion	2,322	4,418
Long term loans, net of current portion	32,288	17,599
Pension liabilities	14,360	13,175

Total liabilities	89,140	74,340

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,720,901 issued and 31,259,914 outstanding at December 31, 2009 and 36,054,936 issued and 30,633,949 outstanding at March 31, 2009	367	361
Additional paid-in capital	181,014	177,551
Treasury stock, at cost: 5,460,987 common shares at December 31, 2009 and 5,420,987 common shares at March 31, 2009	(45,662)	(45,374)
Retained earnings	39,285	43,984
Accumulated other comprehensive income	7,678	1,970

Total stockholders’ equity	182,682	178,492

Total liabilities and stockholders’ equity	$271,822	$252,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenues	$64,032	$58,337	$166,663	$215,308
Cost of goods sold	48,321	45,683	128,000	154,095

Gross profit	15,711	12,654	38,663	61,213

Operating expenses:
Research, development and engineering	5,144	4,733	14,202	15,558
Selling, general and administrative	8,817	9,209	25,183	30,701
Restructuring charges	32	—	1,042	—
Impairment charges	—	3,749	—	3,749

Total operating expenses	13,993	17,691	40,427	50,008

Operating income (loss)	1,718	(5,037)	(1,764)	11,205
Other income (expense):
Interest income	108	254	317	980
Interest expense	(426)	(405)	(1,203)	(1,349)
Other income (expense), net	691	(109)	(1,702)	1,624

Income (loss) before income tax	2,091	(5,297)	(4,352)	12,460
(Provision for) benefit from income tax	(1,692)	1,315	(347)	(4,899)

Net income (loss)	$399	$(3,982)	$(4,699)	$7,561

Net income (loss) per share
Basic	$0.01	$(0.13)	$(0.15)	$0.24

Diluted	$0.01	$(0.13)	$(0.15)	$0.23

Cash dividends per share	—	—	—	$0.10

Weighted average shares used in per share calculation
Basic	31,100	30,979	30,893	31,238

Diluted	31,269	30,979	30,893	32,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,699)	$7,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,130	9,783
Provision for receivable allowances	2,873	4,568
Net change in inventory provision	3,056	6,054
Foreign currency adjustments on intercompany amounts	1,235	(157)
Goodwill impairment charge	—	3,749
Stock-based compensation	2,443	1,925
Loss (gain) on investments and disposal of fixed assets	(157)	182
Changes in operating assets and liabilities:
Accounts receivable	(685)	5,808
Inventories	10,006	(18,969)
Prepaid expenses and other current assets	465	(2,541)
Other assets	45	57
Accounts payable	2,164	(3,664)
Accrued expenses and other liabilities	(2,579)	3,199
Pension liabilities	(61)	(388)

Net cash provided by operating activities	23,236	17,167

Cash flows from investing activities:
Change in restricted cash	(63)	482
Business combination, net of cash and cash equivalents acquired	(2,625)	(420)
Purchases of investments	(554)	(1,083)
Purchases of property and equipment	(2,565)	(7,792)
Proceeds from sale of investments	398	3,923

Net cash used in investing activities	(5,409)	(4,890)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,058)	(3,580)
Repayments of long term loans and notes payable	(1,136)	(1,823)
Proceeds from line of credit	15,000	—
Proceeds from employee equity plans	1,026	3,480
Purchase of treasury stock	(288)	(7,290)
Payment of dividend to stockholders	—	(3,161)

Net cash provided by (used in) financing activities	11,544	(12,374)

Effect of exchange rate fluctuations on cash and cash equivalents	1,684	(2,513)

Net increase (decrease) in cash and cash equivalents	31,055	(2,610)
Cash and cash equivalents at beginning of period	55,441	56,614

Cash and cash equivalents at end of period	$86,496	$54,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2009 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009 contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
     We have evaluated subsequent events through the date that the financial statements were issued on February 5, 2010.
2. Accounting Changes and Recent Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board, or FASB, officially launched the FASB Accounting Standards CodificationTM, or Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles, or GAAP. The Codification, which is effective for interim and annual periods ending on or after September 15, 2009, is organized into approximately 90 accounting topics. Going forward, U.S. GAAP will no longer be issued in the form of an “accounting standard,” but as an update to the applicable “topic” or “subtopic” within the Codification. As such, accounting guidance will be classified as either “authoritative” or “non-authoritative” based on its inclusion in or exclusion from the Codification. We adopted the Codification starting with the quarter ended September 30, 2009.
     In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The guidance is applicable to business combinations on a prospective basis, and applied to the acquisition of assets from Leadis Technology Inc., or Leadis, in the quarter ended September 30, 2009. See Note 3, “Business Combination” for further information regarding the acquisition.
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
     In the quarter ended September 30, 2009, we adopted the authoritative guidance issued by FASB on fair value measurements and disclosures. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain defined valuation techniques. The adoption of the guidance did not have significant impacts on our unaudited condensed consolidated financial statements.
3. Business Combination
     Leadis Technology Inc.
     On September 14, 2009, we completed the acquisition of the assets and certain associated intellectual property of the LED driver and display driver businesses of Leadis. The acquisition was intended to expand our market opportunity in the LED market.
     The total consideration for the acquisition was $3.5 million, of which $2.6 million was paid in cash. The balance of the consideration, $875,000, net of adjustments arising after the closing date, is included in our accounts payable balance and will be paid in March 2010. We also purchased inventory for cash consideration of $569,000. The following table represents the preliminary purchase price allocation of assets acquired on the closing date of the acquisition (in thousands):

	Preliminary	Estimated
	Purchase Price	Useful Life
	Allocation	(in months)
Intangible assets:
Existing technology	$1,200	24
Customer relationships	210	24
Contract backlog	1,170	12
Non-compete agreement	20	24
Trade name	210	24

Total intangible assets	2,810
Goodwill	690

Total purchase price	$3,500

     Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying intangible assets. Since these assets were acquired by an entity with a favorable tax ruling, goodwill will not result in any effective tax benefit. The primary item that generated the goodwill is the value of the synergies between the acquired businesses and our previously existing business, which does not qualify as an amortizable intangible asset. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach. As of December 31, 2009, we have incurred $134,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.
     The consolidated financial statements include the operating results of the acquired businesses from the date of acquisition. The earnings and the pro-forma financial information have not been presented because the effect of this acquisition was not material to our financial results.
Zilog Inc.
     On December 5, 2009, we entered into a definitive agreement to acquire Zilog Inc., or Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. See Note 16, “Commitments and Contingencies” for further information regarding the acquisition.
4. Restructuring Charges
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plans represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of December 31, 2009 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     Restructuring activity as of and for the three and nine months ended December 31, 2009 was as follows (in thousands):

Severance and
Related Benefits
Charges	$1,010
Cash payments	(176)
Currency translation adjustment	2

Balance at September 30, 2009	$836
Charges	32
Cash payments	(46)
Currency translation adjustment	(11)

Balance at December 31, 2009	$811

     We anticipate that the remaining restructuring obligations of $811,000 as of December 31, 2009 will be substantially paid by June 30, 2010.
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
     Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009 (1)			March 31, 2009 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
	Total	Level 1	Level 2	Total	Level 1	Level 2
		(unaudited)			(unaudited)
Assets
Marketable equity securities (2)	$216	$216	$—	$525	$525	$—
Derivative contract (3)	(170)	—	(170)	(124)	—	(124)

Total assets measured at fair value	$46	$216	$(170)	$401	$525	$(124)

(1)	We did not have any assets whose fair value was measured using significant unobservable inputs.

(2)	Included in other assets on our unaudited condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.
     We use derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s income statement and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the derivative contract. We did not enter into any new derivative contracts in the three and nine months ended December 31, 2009.
     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at December 31, 2009. See Note 10, “Pension Plans” for a discussion of pension liabilities.
6. Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
	(unaudited)
Raw materials	$14,206	$14,431
Work in process	34,135	39,916
Finished goods	17,037	21,254

Total	$65,378	$75,601

7. Other Assets
     Other assets consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
	(unaudited)
Available-for-sale investment securities	$216	$525
Long term equity investment	4,739	4,183
Goodwill	690	—
Intangible assets, net	2,466	256
Advance to vendors and other items	1,491	1,764

Total	$9,602	$6,728

     Other assets include goodwill and intangible assets acquired from Leadis in September 2009. See Note 3, “Business Combination” for further information regarding the acquisition, goodwill, intangible assets and the estimated useful life of these assets.
8. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
	(unaudited)
Uninvoiced goods and services	$5,671	$5,755
Compensation and benefits	4,203	5,916
Restructuring accrual	811	—
Commission, royalties, deferred revenue and other	3,004	3,671

Total	$13,689	$15,342

9. Borrowing Arrangements
   Bank of the West
     On November 13, 2009, we entered into a credit agreement, for a revolving line of credit with Bank of the West, or BOW, under which we may borrow up to $15.0 million. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement.
     The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth.
     For the initial period, we chose a six-month LIBOR commitment, resulting in an interest rate, inclusive of BOW’s margin, of 3.0625% per annum. During the quarter ended December 31, 2009, monthly interest of approximately $40,000 was paid to BOW.
     The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability beginning with the quarter ended June 30, 2010, maximum losses in the fiscal quarters before such quarter, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2009, we complied with the financial covenants.
     The credit agreement also includes a $3.0 million letter of credit subfacility commencing April 1, 2010. See Note 16, “Commitment and Contingencies” for further information regarding the terms of the subfacility.
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2009 was €7.0 million, or $10.0 million.

     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary.
     We have entered into an interest rate swap to economically hedge the interest rate risk. Under the swap arrangement, during the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2.0%, then the Euribor rate for the purposes of the loan shall be 3.0%. The effective interest rate at December 31, 2009 was 3.7%. The swap agreement expires on June 30, 2010 and is not designated as a hedge in the financial statements. See Note 5, “Fair Value” for further information regarding the derivative contract.
     During each fiscal quarter, a principal payment of €167,000, or about $239,000, and a payment of accrued interest are required.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2009, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by IXYS in Lampertheim, Germany.
LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from our company and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period and the unamortized balance is netted against the loan liability.
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
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	497	507	1,458	1,734
Expected return on plan assets	(257)	(377)	(759)	(1,300)
Recognized actuarial loss	31	20	91	69

Net periodic pension expense	$271	$150	$790	$503

     We expect to contribute approximately $625,000 to the plans in the fiscal year ending March 31, 2010. This contribution is primarily contractual.

11. Employee Equity Incentive Plans
     Stock Purchase and Stock Option Plans
     On June 5, 2009, the Board of Directors approved the adoption of the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options. On September 10, 2009, our stockholders approved the 2009 Plan.
     Employee Stock Purchase Plan
     In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three and nine months ended December 31, 2009, there were 45,306 and 86,668 shares purchased under the Purchase Plan, leaving approximately 148,000 shares available for purchase under the plan in the future.
     Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income Statement Classifications	(unaudited)		(unaudited)
Selling, general and administrative expenses	$702	$753	$2,443	$1,925

Stock-based compensation effect in income before taxes	702	753	2,443	1,925
Provision for income taxes (1)	267	271	928	693

Net stock-based compensation effects in net income (loss)	$435	$482	$1,515	$1,232

(1)	Estimated at a statutory income tax rate of 38% in fiscal year 2010 and 36% in fiscal year 2009.
     During the three and nine months ended December 31, 2009, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2009, approximately $5.6 million in stock based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended December 31, 2009 and 2008, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Three months	Nine months		Three months		Nine months
	ended	ended		ended		ended
	December 31,	December 31,		December 31,		December 31,
	2008 (1)	2009	2008	2009	2008	2009	2008
Weighted average estimated fair value of grant per share	$2.94	$3.49	$3.38	$3.20	$5.28	$4.19	$4.21
Risk-free interest rate	2.3%	2.3%	2.4%	0.3%	2.0%	0.4%	2.6%
Expected term in years	4.6	5.0	4.6	0.5	0.5	0.5	0.5
Volatility	51.6%	57.0%	50.4%	53.2%	96.1%	80.1%	77.8%
Dividend yield	0%	0%	0%	0%	0%	0%	0%

(1)	No stock options were granted during the quarter ended December 31, 2009.
     Activity with respect to outstanding stock options for the nine months ended December 31, 2009 was as follows:

		Weighted
	Number of	Average Exercise	Intrinsic
	Shares	Price Per Share	Value (1)
			(000)
Balance at March 31, 2009	6,063,569	$8.42
Options granted	100,000	$6.88
Options exercised	(805,300)	$2.80	$3,837
Options cancelled	(46,250)	$7.11
Options expired	(37,323)	$12.42

Balance at December 31, 2009	5,274,696	$9.23

Exercisable at December 31, 2009	3,489,071	$9.89
Exercisable at March 31, 2009	3,635,269	$8.61

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the nine months ended December 31, 2009 was as follows:

		Weighted
	Number of	Average Grant	Aggregate
	Shares	Date Fair Value	Fair Value (1)
			(000)
Balance at March 31, 2009	64,900	$9.58
RSUs vested (2)	(32,450)	$9.58	$251
RSUs forfeited	(250)	$9.73	$2

Balance at December 31, 2009	32,200	$9.58

(1)	For RSUs, represents value of IXYS stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
12. Comprehensive Income
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income (loss)	$399	$(3,982)	$(4,699)	$7,561
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $4 and $22 for the three and nine months ended December 31, 2009 and net of taxes of $(30) and $(273) for the three and nine months ended December 31, 2008	7	(59)	41	(529)
Foreign currency translation adjustments	(1,053)	(4,274)	5,667	(10,912)

Total comprehensive income (loss)	$(647)	$(8,315)	$1,009	$(3,880)

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	December 31,	March 31,
	2009	2009
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes of $20 at December 31, 2009 and $(2) at March 31, 2009	$37	$(4)
Unrecognized actuarial loss, net of tax of $942	(2,422)	(2,422)
Accumulated foreign currency translation adjustments	10,063	4,396

Total accumulated other comprehensive income	$7,678	$1,970

13. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Basic:
Weighted average shares	31,100	30,979	30,893	31,238

Net income (loss)	$399	$(3,982)	$(4,699)	$7,561

Net income (loss) per share	$0.01	$(0.13)	$(0.15)	$0.24

Diluted:
Weighted average shares	31,100	30,979	30,893	31,238
Common equivalent shares from stock options	169	—	—	998

Weighted average shares used in diluted per share calculation	31,269	30,979	30,893	32,236

Net income (loss)	$399	$(3,982)	$(4,699)	$7,561

Net income (loss) per share	$0.01	$(0.13)	$(0.15)	$0.23

     Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. For the quarter ended December 31, 2009, we excluded 4.7 million outstanding stock options from the calculation of net income per share because the exercise price of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future, if the average market value of the common shares increases and is greater than the exercise price of these options. Due to our net loss for the nine months ended December 31, 2009, outstanding stock options and restricted stock units to purchase 1.1 million shares of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

Similarly, due to our net loss for the quarter ended December 31, 2008, outstanding stock options and restricted stock units to purchase 1.4 million of our common stock were excluded from the diluted net loss per share calculation. For the nine months ended December 31, 2008, there were outstanding stock options and restricted stock units to purchase 3.9 million shares that were not included in the computation of dilutive net income per share since the exercise price of the options were greater than or equal to the average market price of the common stock.
14. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$17,315	$17,507	$49,731	$60,532
Europe and the Middle East
France	1,297	1,491	3,104	5,803
Germany	6,807	8,153	18,571	32,269
Italy	1,119	1,520	2,712	6,044
Sweden	1,178	445	2,908	3,521
United Kingdom	3,770	3,511	9,808	13,690
Other	7,000	7,597	18,251	27,657
Asia Pacific
China	14,584	6,534	32,787	25,213
Japan	3,145	1,852	7,364	7,197
Korea	2,216	1,527	5,114	5,882
Other	2,887	4,378	8,525	13,470
Rest of the World
India	1,631	2,275	4,721	9,437
Other	1,083	1,547	3,067	4,593

Total	$64,032	$58,337	$166,663	$215,308

     The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Power semiconductors	$43,662	$45,318	$122,999	$170,669
Integrated circuits	15,306	7,533	29,997	24,945
Systems and RF power semiconductors	5,064	5,486	13,667	19,694

Total	$64,032	$58,337	$166,663	$215,308

     For the three and nine months ended December 31, 2009, one customer accounted for 10.4% and 11.3% of our net revenues. For the three and nine months ended December 31, 2008, no customer accounted for more than 10% of our net revenues.
15. Income Taxes
     For the three and nine months ended December 31, 2009, we recorded income tax provisions of $1.7 million and $347,000. For the three and nine months ended December 31, 2008, we recorded an income tax benefit of $1.3 million and an income tax provision of

$4.9 million, respectively. For the three months ended December 31, 2009, the provision for income tax represented the adjustment of the income tax account to reflect a change in our estimated income taxes for the year based on nine months of experience, offset by a favorable impact on the reversal of accrued tax expenses of $350,000 following the conclusion of an audit in a foreign tax jurisdiction. The provision for income tax for the nine months ended December 31, 2009 was incurred because we had profits in certain jurisdictions and losses in jurisdictions with comparatively lower tax rates, partially offset by the release of valuation allowances. For the three and nine months ended December 31, 2008, our accounting for income tax was affected by permanent items, including the goodwill impairment, net of a valuation allowance release.
16. Commitments and Contingencies
Legal Proceedings
     We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.
Bank of the West
     In September 2009, we entered in an agreement with BOW for a letter of credit facility of $3.0 million. The facility expires on March 31, 2010. At December 31, 2009, there was an open letter of credit with a balance of $52,000 to support inventory purchases.
     On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million upon the expiration of the current facility on March 31, 2010. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit. The credit agreement expires on October 31, 2011. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.
Zilog Inc.
     On December 5, 2009, we entered into a definitive agreement to acquire Zilog. Under the terms of the agreement, we will acquire all of the Zilog’s outstanding common shares for $3.5858 per share in cash. Payment for shares and for stock options is expected to aggregate approximately $62.4 million. The acquisition is subject to the approval of Zilog shareholders and other customary closing conditions. The transaction is expected to be completed during the quarter ended March 31, 2010. See Note 3, “Business Combination” for further information regarding the acquisition.
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2009 and March 31, 2009.

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
Overview
     We are a multi-market integrated semiconductor company. Our three principal product groups are: power semiconductors; integrated circuits, or ICs; and systems and radio frequency, or RF, power semiconductors.
     Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.
     We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with power semiconductors.
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
     Over the past two quarters, our revenues from the sale of ICs have increased significantly, primarily through sales to the consumer product market, while our revenues from the sales of power semiconductors and RF power semiconductors have increased modestly. Distribution revenues increased because of the growth of sales to the consumer product market. Geographically, over the same periods, sales to all major geographic areas increased except North America. Our sales to all major market segments increased except the medical market. Our selling, general and administrative expenses, or SG&A expenses, continued to be relatively flat. In the quarter ended December 31, 2009, as compared to the immediately preceding quarter, our research, development and engineering expenses, or R&D expenses, increased as a result of the acquisition of the display driver business from Leadis Technology Inc. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels. Because of continued economic volatility, our visibility regarding the future remains uncertain, although orders received for our products did strengthen in the quarter ended December 31, 2009.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 49.7% of our revenues in the nine months ended December 31, 2009 and 46.5% of our revenues in the nine months ended December 31, 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a valid purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivable is reasonable assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2009 and 2008, approximately $1.0 million and $1.6 million, respectively, of products were returned to us under the program. We generally establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our financial statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $3.7 million in inventory of our products on hand at December 31, 2009. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2009 (in thousands):

Balance at March 31, 2009	$414
Additions	301
Deductions	(353)

Balance at June 30, 2009	$362
Additions	634
Deductions	(593)

Balance at September 30, 2009	$403
Additions	574
Deductions	(556)

Balance at December 31, 2009	$421

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
     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2009	$34,697
Sale of excess inventory	(814)
Scrap of excess inventory	(566)
Additional accrual of excess inventory	4,458

Balance at June 30, 2009	$37,775
Sale of excess inventory	(719)
Scrap of excess inventory	(495)
Additional accrual of excess inventory	2,313

Balance at September 30, 2009	$38,874
Sale of excess inventory	(1,758)
Scrap of excess inventory	(334)
Additional accrual of excess inventory	1,262

Balance at December 31, 2009	$38,044

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, the inventory is marked down accordingly. At December 31, 2009, our lower of cost or market reserve was $652,000.
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
     Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process as prescribed. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on an audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements
     For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Accounting Changes and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Results of Operations — Three and Nine Months Ended December 31, 2009 and 2008
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Net revenues	$64,032	9.8%	$58,337	$166,663	-22.6%	$215,308
Cost of goods sold	48,321	5.8%	45,683	128,000	-16.9%	154,095

Gross profit	$15,711	24.2%	$12,654	$38,663	-36.8%	$61,213

Operating expenses:
Research, development and engineering	$5,144	8.7%	$4,733	$14,202	-8.7%	$15,558
Selling, general and administrative	8,817	-4.3%	9,209	25,183	-18.0%	30,701
Restructuring charges	32	nm	—	1,042	nm	—
Impairment charges	—	-100.0%	3,749	—	-100.0%	3,749

Total operating expenses	$13,993	-20.9%	$17,691	$40,427	-19.2%	$50,008

nm — not meaningful
     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.5%	78.3%	76.8%	71.6%

Gross profit	24.5%	21.7%	23.2%	28.4%

Operating expenses:
Research, development and engineering	8.0%	8.1%	8.5%	7.2%
Selling, general and administrative	13.8%	15.8%	15.1%	14.3%
Restructuring charges	0.0%	—	0.6%	—
Impairment charges	—	6.4%	—	1.7%

Total operating expenses	21.8%	30.3%	24.2%	23.2%

Operating income (loss)	2.7%	-8.6%	-1.0%	5.2%
Other income (expense), net	0.6%	-0.5%	-1.6%	0.6%

Income (loss) before income tax	3.3%	-9.1%	-2.6%	5.8%
(Provision for) benefit from income tax	-2.7%	2.3%	-0.2%	-2.3%

Net income (loss)	0.6%	-6.8%	-2.8%	3.5%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

	Three Months Ended December 31,			Nine Months Ended December 31,
Revenues	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Power semiconductors	$43,662	-3.7%	$45,318	$122,999	-27.9%	$170,669
Integrated circuits	15,306	103.2%	7,533	29,997	20.3%	24,945
Systems and RF power semiconductors	5,064	-7.7%	5,486	13,667	-30.6%	19,694

Total	$64,032	9.8%	$58,337	$166,663	-22.6%	$215,308

     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

	Three Months Ended December 31,			Nine Months Ended December 31,
Average Selling Prices	2009	% change	2008	2009	% change	2008
Power semiconductors	$2.38	-7.4%	$2.57	$2.39	-11.2%	$2.69
Integrated circuits	$0.77	0.0%	$0.77	$0.76	0.0%	$0.76
Systems and RF power semiconductors	$24.00	-7.3%	$25.88	$21.73	-15.5%	$25.71

	Three Months Ended December 31,			Nine Months Ended December 31,
Units	2009	% change	2008	2009	% change	2008
	(000)		(000)	(000)		(000)
Power semiconductors	18,338	4.0%	17,633	51,533	-18.8%	63,496
Integrated circuits	19,926	104.1%	9,763	39,674	21.1%	32,759
Systems and RF power semiconductors	211	-0.5%	212	629	-17.9%	766

Total	38,475	39.4%	27,608	91,836	-5.3%	97,021

     The 9.8% increase in net revenues in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 reflected a significant increase of $7.8 million, or 103.2%, in the sale of ICs, offset by a $1.7 million, or 3.7%, decrease in the sale of power semiconductors and a $422,000, or 7.7%, decrease in the sale of systems and RF power semiconductors. The increase in revenues from the sale of ICs was primarily driven by a $6.3 million increase in the sales of our display driver ICs to the consumer products markets as a consequence of an acquisition. The decrease in power semiconductors was mainly due to a $1.6 million decrease in the sale of thyristor products, principally to the industrial and commercial market. The decline in revenues from the sale of systems and RF power semiconductors was broad based across all the major product lines.
     For the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, IC unit growth was principally due to increased shipments of display driver ICs to the consumer products market, whereas in power semiconductors, the unit growth was primarily from increases in MOS products sales. The unit shipments in systems and RF power semiconductors were largely unchanged.
     The 22.6% decline in net revenues in the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 reflected a $47.7 million, or 27.9% decrease in the sale of power semiconductors and a $6.0 million, or 30.6%, decrease in the sale of systems and RF power semiconductors, offset by an increase of $5.0 million, or 20.3%, in the sale of ICs. The decrease in power semiconductors was broad based in all the major product lines, including a $20.0 million decline in the sale of thyristor products, principally to the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $4.9 million in the sale of subassemblies to the industrial and commercial market. The increase in revenues from ICs was principally due to a $7.2 million increase in the sale of display driver ICs, to the consumer products markets, offset by decrease in the sale of solid state relays, or SSRs, of $2.4 million, primarily to the consumer product market.
     For the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, the decline in shipments of power semiconductors was due to reduced shipments of bipolar products, principally to the industrial and commercial market. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors. In ICs, the unit growth was because of increased shipments of display driver ICs to the consumer market, offset by a decrease in the sale of SSRs.
     For the three and nine months ended December 31, 2009 as compared to the comparable periods of the previous fiscal year, the decrease in the ASPs of power semiconductor and system and RF power semiconductors was due to a change in the mix of products sold; whereas, the ASPs of ICs were unchanged.
     For the quarter ended December 31, 2009, sales to customers in the United States represented approximately 27.0% of our net revenues and sales to international customers represented approximately 73.0% of our net revenues. Of our international sales, approximately 45.3% were derived from sales in Europe and the Middle East, approximately 48.9% were derived from sales in the Asia Pacific region and approximately 5.8% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2008, sales to customers in the United States represented approximately 30.0% of our net revenues and sales to international customers represented approximately 70.0% of our net revenues. Of our international sales, approximately 55.6% were derived from sales in Europe and the Middle East, approximately 35.0% were derived from sales in the Asia Pacific region and approximately 9.4% were derived from sales in the rest of the world.
     For the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, we experienced substantial growth in sales in China, primarily to the consumer product market, offset by declines in revenues across all the major European countries, except the United Kingdom and Sweden, and in the U.S. and India. The decline in revenues in the European countries was primarily due to the decline in revenues from the industrial and commercial market. The decline in revenues in the U.S. and India was due to reduced shipments of thyristor products to the industrial and commercial market.
     For the nine months ended December 31, 2009, sales to customers in the United States represented approximately 29.8% of our net revenues and sales to international customers represented approximately 70.2% of our net revenues. Of our international sales, approximately 47.3% were derived from sales in Europe and the Middle East, approximately 46.0% were derived from sales in the Asia Pacific region and approximately 6.7% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2008, sales to customers in the United States represented approximately 28.1% of our net revenues and sales to international customers represented approximately 71.9% of our net revenues. Of our international sales, approximately 57.5% were derived from sales in Europe and the Middle East, approximately 33.4% were derived from sales in the Asia Pacific region and approximately 9.1% were derived from sales in the rest of the world.
     For the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, our sales in China increased primarily to the consumer market, offset by substantial declines in revenues across all the major European countries and in the U.S. and India. The decline in the European countries was primarily due to reduced revenues from the industrial and commercial market. The decline in the U.S. was primarily due to the decrease in revenues from the medical market and the industrial and commercial market; whereas, the decline in revenues in India was due to lower shipments of thyristor products to the industrial and commercial market.
     For the three and nine months ended December 31, 2009, one customer accounted for 10.4% and 11.3%, respectively, of our net revenues. For the three and nine months ended December 31, 2008, no customer accounted for more than 10% of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin increased to 24.5% in the three months ended December 31, 2009 from 21.7% in the three months ended December 31, 2008. The gross profit margin increase was primarily a result of a $3.5 million reduction in inventory write-downs in the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008.
     For the nine months ended December 31, 2009, the gross profit margin decreased to 23.2%, as compared to 28.4% for the nine months ended December 31, 2008. The decline in the gross profit margin was principally due to underutilized capacity caused by decreased revenues as a result of the global economic downturn.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2009 were 8.0% and 8.5%, respectively, as compared to 8.1% and 7.2% for the three and nine months ended December 31, 2008. The increase in the percentage of R&D expenses for the nine months ended December 31, 2009 was due to a decrease in net revenues, rather than an increase in R&D expenses. Expressed in absolute dollars, for the three months ended December 31, 2009 as compared to the same period of the prior year, our R&D expenses increased by approximately $411,000, or 8.7%. The acquisition of our display driver business in the quarter ended September 30, 2009 resulted in an increase in R&D headcount and expenses in the quarter ended December 31, 2009. For the nine months ended December 31, 2009 as compared to the same period of the prior year, our R&D expenses decreased by approximately $1.4 million, or 8.7%. The decreases in R&D expenses were mainly due to a reduction in personnel costs related to plant shutdowns.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2009 were 13.8% and 15.1%, respectively, as compared to 15.8% and 14.3% for the three and nine months ended December 31, 2008. Expressed in absolute dollars, SG&A expenses declined by $392,000 and $5.5 million, or 4.3% and 18.0%, respectively, for the three and nine months ended December 31, 2009 as compared to the same periods in the prior year, primarily due to lower sales and marketing expenses caused by lower commission expense, as well as lower personnel costs and freight expense.
Restructuring Charges.
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of December 31, 2009 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     During the three and nine months ended December 31, 2009, we incurred restructuring charges of $32,000 and $1.0 million, respectively. See “Note 4: Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Other Income (Expense), net.
     In the quarter ended December 31, 2009, other income, net was $691,000 as compared to other expense, net of $109,000 in the quarter ended December 31, 2008. The other income, net in the three months ended December 31, 2009 principally consisted of $682,000 of gains associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended December 31, 2008 consisted principally of losses associated with changes in exchange rates for foreign currency transactions.
     Other expense, net in the nine months ended December 31, 2009 was $1.7 million, as compared to other income, net of $1.6 million in the nine months ended December 31, 2008. For the nine months ended December 31, 2009, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $1.6 million. For the nine months ended December 31, 2008, other income, net primarily consisted of gains associated with changes in exchange rates for foreign currency transactions.
Provision for Income Tax.
     For the three and nine months ended December 31, 2009, we recorded income tax provisions of $1.7 million and $347,000. For the three and nine months ended December 31, 2008, we recorded income tax benefit of $1.3 million and an income tax provision of $4.9 million, respectively. For the three months ended December 31, 2009, the provision for income tax represented the adjustment of the income tax account to reflect a change in our estimated income taxes for the year based on nine months of experience, offset by a favorable impact on the reversal of accrued tax expenses of $350,000 following the conclusion of an audit in a foreign tax jurisdiction. The provision for income tax for the nine months ended December 31, 2009 was incurred because we had profits in certain jurisdictions and losses in jurisdictions with comparatively lower tax rates, partially offset by the release of valuation allowances. For the three and nine months ended December 31, 2008, our accounting for income tax was affected by permanent items, including the goodwill impairment, net of a valuation allowance release.
Liquidity and Capital Resources
     At December 31, 2009, cash and cash equivalents were $86.5 million as compared to $55.4 million at March 31, 2009.
     Our cash provided by operating activities for the nine months ended December 31, 2009 was $23.2 million, an increase of $6.1 million as compared to the comparable period of the prior year. Our operating cash flow improved in large part as a result of reduced inventory purchasing. Our net inventories decreased by $10.2 million, or 13.5%, as compared to net inventories at March 31, 2009, primarily due to reduced inventory purchases and higher inventory reserves. Accounts receivable at December 31, 2009 decreased by $709,000, or 1.9%, as compared to the accounts receivable at March 31, 2009, primarily due to the reduction in net revenues for the nine months ended December 31, 2009. Our accounts payable at December 31, 2009 increased by $2.9 million, or 21.2%, from accounts payable at March 31, 2009, primarily because of the timing of the purchase of inventory.
     Our net cash used in investing activities for the nine months ended December 31, 2009 was $5.4 million as compared to net cash used in investing activities of $4.9 million during the nine months ended December 31, 2008. During the nine months ended December 31, 2009, our uses of cash for investing activities principally reflected $2.6 million for a business combination and $2.6 million in purchases of property and equipment. During the nine months ended December 31, 2008, we spent $7.8 million on purchases of property, plant and equipment, which was offset by proceeds of $3.9 million from sales of investments and assets.
     For the nine months ended December 31, 2009, net cash received in financing activities was $11.5 million, as compared to net cash used in financing activities of $12.4 million in the nine months ended December 31, 2008. During the nine months ended December 31, 2009, net cash provided by financing activities primarily reflected $15.0 million in proceeds borrowed under line of credit, offset by $4.2 million in principal payments on capital lease and loan obligations. During the nine months ended December 31, 2008, net cash was used primarily for principal repayments on capital lease obligations and repayments of loans, offset by proceeds from employee equity plans.
     At December 31, 2009, capital lease obligations and loans payable totaled $39.6 million. This represented 45.7% of our cash and cash equivalents and 21.6% of our stockholders’ equity.
     We are obligated on a €7.0 million, or $10.0 million, loan. The loan has a remaining term of about 11 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $239,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2009, we complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at December 31, 2009 was $7.2 million. At maturity, the remaining balance on the loan will be approximately $7.1 million.
     In September 2009, we entered into an agreement with Bank of the West, or BOW, for a letter of credit facility of $3.0 million. The facility expires on March 31, 2010. At December 31, 2009, there was an open letter of credit with a balance of $52,000 to support inventory purchases.
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW, under which we may borrow up to $15.0 million. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement.
     The Agreement also includes a $3.0 million letter of credit subfacility commencing in April 2010. See Note 16, “Commitment and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.
     On December 5, 2009, we entered into a definitive agreement to acquire Zilog, Inc., or Zilog. Under the terms of the agreement, we will acquire all of the Zilog’s outstanding common shares for $3.5858 per share in cash and cash out its outstanding stock options for aggregate consideration of approximately $62.4 million. The acquisition is subject to the approval of Zilog shareholders and other customary closing conditions. The transaction is expected to be completed during the quarter ended March 31, 2010.
     Additionally, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for these plans at December 31, 2009 was $14.4 million.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at December 31, 2009. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     For the nine months ended December 31, 2009, our product sales by region were approximately 29.8% in the United States, approximately 33.2% in Europe and the Middle East, approximately 32.3% in Asia Pacific and approximately 4.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:
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
     Of our revenues for nine months ended December 31, 2009, 37.7% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.
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

     Our debt agreements contain certain restrictions that may limit our ability to operate our business.
     The agreements governing our debt contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:
•	incur additional indebtedness;

•	grant liens;

•	consolidate, merge or sell assets as an entirety or substantially as an entirety unless specified conditions are met;

•	acquire other business organizations;

•	make investments;

•	redeem or repurchase our stock; and

•	change the nature of our business.
     In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason and we have debt outstanding at the time of such failure, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.
     As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions or joint ventures.
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
     Approximately 13.8% of our net revenues for the nine months ended December 31, 2009 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.
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
     Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.
     The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Significant Management Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.
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
     In addition, approximately 13.8% of our net revenues for the nine months ended December 31, 2009 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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
     Nathan Zommer, Ph.D., our President and Chief Executive Officer, beneficially owned or controlled, as of January 29, 2010, approximately 22.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

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

IXYS CORPORATION

By: /s/ Uzi Sasson Uzi Sasson, President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 5, 2010

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger by and among IXYS Corporation, Zanzibar Acquisition, Inc. and Zilog, Inc. dated as of December 5, 2009 (filed on December 7, 2009 as Exhibit 2.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.1	Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.