Form 10-K
period 2010-03-31
IXYS CORP /DE/
filed 2010-06-11
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

(408) 457-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Global Select Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2009, was approximately $204,615,453. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of June 2, 2010 was 31,399,902.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2010, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

We are a multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors, advanced mixed signal integrated circuits, or ICs, application specific integrated circuits, or ASICs, systems and radio frequency, or RF, power semiconductors.

Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal oxide silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2010, or fiscal 2010, power semiconductors constituted approximately 72.3% of our revenues, which included 28.4% of revenues from power MOS transistors and 43.9% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

Our power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, for applications such as communications infrastructure, including wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications, such as industrial transportation, robotics, automation and process control equipment;

•	medical electronics for sophisticated applications, such as defibrillators and MRI equipment; and

•	renewable energy sources such as wind turbines and solar systems.

We design and sell ICs that have applications in telecommunications, display, power management, security systems and appliances. In fiscal 2010, ICs constituted approximately 19.8% of our revenues. In February 2010, we acquired Zilog, Inc., or Zilog, which is a supplier of microcontroller semiconductor products.

Our mixed signal ICs are used in telecommunications products, central office switching equipment, customer premises equipment, set top boxes, remote meter reading equipment, security systems, advanced flat displays, medical electronics and defense aerospace systems. Our microcontroller semiconductor products are designed for a variety of applications, including consumer electronics, home appliances and security systems.

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices. We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2010, system and RF semiconductors constituted approximately 7.9% of our revenues.

We design our power semiconductor, IC and system and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2010, our products were used by over 2,000 end customers worldwide. Our major end customers include ABB, Boston Scientific, Delta Electronics, Emerson, Medtronic and Siemens.

We were founded in 1983 and are incorporated in the state of Delaware.

Background and Industry

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2010, power semiconductors constituted approximately 72.3% of our revenues, which included about 28.4% of revenues from power MOS transistors and about 43.9% of revenues from bipolar products. In fiscal year ended March 31, 2009, or fiscal 2009, power semiconductors constituted approximately 79.3% of our revenues, which included about 29.7% of revenues from power MOS transistors and about 49.6% of revenues from bipolar products. In fiscal year ended March 31, 2008, or fiscal 2008, power semiconductors constituted approximately 77.7% of our revenues, which included about 34.0% of revenues from power MOS transistors and about 43.7% of revenues from bipolar products.

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

•	Power MOSFETs. A power MOSFET, or metal oxide silicon field effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency. Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 40 to 1,700 volts.

•	IGBTs. IGBTs, or insulated gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage-controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them more cost-effective devices for high energy applications than power MOSFETs.

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

•	Rectifiers. Rectifiers convert AC power to DC power and are used primarily in input and output rectification and inverters. Our rectifiers are used in DC and AC motor drives, power supplies, lighting and heating controls and welding equipment.

A subset of our rectifier product group is a very fast switching device known as a FRED, or fast recovery epitaxial diode. FREDs limit spikes in voltage across the power switch to reduce power dissipation and electromagnetic interference. Our FREDs are used principally in AC motor drives and power supplies.

•	Thyristors. Thyristors are switches that can be turned on by a controlled signal and turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high voltage, low frequency AC applications because their on state resistance is lower than the on state resistance of power MOSFETs and IGBTs. Our thyristors are used in motor drives, defibrillators, power supplies, lighting and heating controls.

Integrated Circuits

Our integrated circuits address the demand for analog, mixed signal and digital interface solutions in the communication and other industries and include mixed signal application specific ICs, as designed for specific customers and as standard products, power management and control ICs and microcontrollers. ICs accounted for 19.8% of our revenues in fiscal 2010, 11.8% of our revenues in fiscal 2009 and 13.5% of our revenues in fiscal 2008.

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

Microcontrollers

With our acquisition of Zilog, we have added microcontrollers to our product lines. A microcontroller is a computer-on-a-chip that is optimized to control electronic devices, such as motors and user interfaces on appliances. A microcontroller typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller is offered as a complete solution because it incorporates application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software.

Microcontroller devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances and security systems. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16-bit and 32-bit architectures are typically higher performance, they can be too expensive for many high volume embedded control applications, typically costing two to four times the cost of an 8-bit microcontroller. Our microcontroller product lines are focused on 8-bit microcontrollers. Manufacturers will choose the appropriate microcontrollers based on cost, performance and functionality requirements. Microcontrollers are used broadly in over 100 different market categories for specific and general purpose applications.

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

Products and Applications

Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. Our ICs are used to interface with telecommunication lines, control power semiconductors and drive medical equipment and displays, as well as offer our customers the ability to integrate peripheral functions such as network connectivity, timers, serial communication, analog to digital conversion and display drivers on our micrologic devices. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some products used within the categories and some of the applications served within the categories:

Category	Our Products	End User Applications

Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Rectifier	RF generators
	IC Driver	Renewable energy systems
	Embedded Flash Microcontrollers	Low-power controllers
	Core 8-bit Microcontrollers	Industrial controllers
Battery chargers
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC Driver

Category	Our Products	End User Applications

Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET
Telecommunications	SSR	Point-of-sale terminals
	LCAS	Modems
	GaAs FET	Set top boxes
	DAA	Wireless base stations
	Core 8-bit Microcontrollers	Central office
	Serial Communication Controllers	Security systems
Telephone switches/PBX
Consumer Products	Display Driver ICs	Cell phones
	Core 8-bit Microcontrollers	Appliances
Embedded Flash Microcontrollers

We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2010, we employed 80 people in sales, marketing and customer support and used 40 sales representative organizations and 12 distributors in the United States and 132 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 51.4% of net revenues in fiscal 2010, 46.8% of net revenues in fiscal 2009 and 48.3% of net revenues in fiscal 2008. One distributor, Allied Group (Hong Kong) Ltd, accounted for 10.9% of net revenues in fiscal 2010.

In fiscal 2010, United States sales represented approximately 29.8%, and international sales represented approximately 70.2%, of our net revenues. Of our international sales in fiscal 2010, approximately 47.4% were derived from sales in Europe and the Middle East, approximately 46.5% were derived from sales in Asia and approximately 6.1% were derived from sales in Canada and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $20.1 million in fiscal 2010, $19.9 million in fiscal 2009, and $21.1 million in fiscal 2008. As of March 31, 2010, we employed 141 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors for defibrillators;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide monolithic microwave ICs, or MMICs;

•	developing new light emitting diode drivers;

•	developing higher power IGBT modules;

•	developing power solid state relays;

•	developing power management ICs based on our high voltage silicon on insulator IC, or HVIC, technology;

•	developing trench MOSFETs for automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for solar inverters and wind power generators;

•	developing stacks for renewable energy markets;

•	developing ICs for telecommunications and flexible display drivers;

•	developing solar powered battery charging devices, products and circuits; and

•	developing 8 and 16-bit embedded flash-based microcontrollers, including our Z8 Encore!, Z8 Encore XP, ZNEO, eZ80 Acclaim! and Z-dot families of products and solutions.

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

Patents and Other Intellectual Property Rights

As of March 31, 2010, we held 322 issued patents, of which 278 were issued in the U.S. and 44 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

Manufacturing and Facilities

The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities, utilize external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication.

The first step in our manufacturing process for our power semiconductors is the deposition of a layer of epitaxy on the substrates we purchase from third parties. This deposition occurs at external facilities and at our facility in Santa Clara, California. The substrates are then sent for fabrication.

We have four facilities which perform fabrication. We own an approximately 170,000 square-foot facility in Lampertheim, Germany, where we fabricate bipolar products and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing HVICs. We also lease an approximately 30,000 square-foot facility in Fremont, California, where we manufacture gallium arsenide RF power semiconductors, and an approximately 100,000 square-foot facility in Chippenham, England, where we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to more quickly bring products to the market, retain certain proprietary aspects of our process technology and develop new innovations.

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

Measured in dollars, we relied on external foundries for approximately 38.8% of our wafer fabrication requirements in fiscal 2010. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. Our principal external foundry for power semiconductors is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Assembly.

Packaging, or assembly, refers to the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures, called packages, which make them useable in a circuit. Manufacturing typically involves the assembly and packaging of single semiconductor, or die, devices. Module manufacturing involves the assembly of multiple devices within a single package. SSR products involve multiple chip assembly on a specialized lead frame. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer’s printed circuit boards.

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 61.2% of our products were, during fiscal 2010, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

Test.

Generally, each die on our wafers is electrically tested for performance after wafer fabrication. Following assembly, our products undergo testing and final inspection, either internally or externally, prior to shipment to customers. Our test operations are performed by subcontractors located throughout Asia and at our facilities in the United States and Europe.

Competition

The semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

•	price;

•	proper new product definition;

•	product quality, reliability and performance;

•	product features;

•	timely delivery of products;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers;

•	support tools;

•	familiarity with micrologic architecture;

•	existing customer investment in system software based on a particular architecture; and

•	technical support and service.

Regarding these factors, we view our competitive advantage as an ability to respond quickly to customer requests for new product development. On the other hand, we rarely consider our company to be among the most aggressive in pricing. We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Matsushita, Microchip, NEC, Silicon Labs and Supertex. Our RF power semiconductor competitors include RF Micro Devices.

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2010, our backlog of orders was approximately $125.5 million, as compared with $76.9 million at March 31, 2009. Backlog represents existing orders from customers expected to be shipped within the 12 months following March 31, 2010.

Our trade sales are made primarily pursuant to standard purchase orders that are booked months in advance of delivery. Generally, prices and quantities are fixed at the time of booking.

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered product. However, these contracts are typically amended to reflect changes in customer demand and periodic price renegotiations.

Employees

At March 31, 2010, we employed 1,157 employees, of whom 141 were primarily engaged in engineering and research and development activities, 80 in marketing, sales and customer support, 841 in manufacturing and 95 in administration and finance. Of these employees, 218 hold engineering or science degrees, including 22 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

Current uncertainty in global economic conditions poses a risk to the overall economy and to our business, as our customers may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. If demand for our products fluctuates, as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a downturn in demand or decrease in the rate of growth in demand, whether in the global economy, a regional economy or in the semiconductor industry;

•	changes in consumer and business confidence caused by changes in market conditions, including changes in the credit market, change in currency exchange rates, expectations for inflation and energy prices;

•	competitive pressures, particularly pricing pressures;

•	changes in customer product needs;

•	changes in the level of customers’ component inventory; and

•	strategic actions taken by our competitors.

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

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter to quarter and year to year. For example, from fiscal 2005 to fiscal 2006 and from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	loss of key customers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity, whether internally or from external suppliers;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis.

Our backlog may not result in future revenues.

Customer orders typically can be cancelled or rescheduled without penalty to the customer. Further, in periods of increasing demand, particularly when production is allocated or delivery delayed, customers of semiconductor companies have on occasion placed orders without expectation of accepting delivery to increase their share of allocated product, or in an effort to improve the timeliness of delivery. While we are attuned to the potential for such behavior and attempt to identify such orders, we could accept orders of this nature and subsequently experience order cancellation unexpectedly. As a result, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenues, could harm our results of operations.

Our international operations expose us to material risks.

For the fiscal year ended March 31, 2010, our product sales by region were approximately 29.8% in the United States, approximately 33.3% in Europe and the Middle East, approximately 32.6% in Asia Pacific and approximately 4.3% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain significant operations in Germany and the United Kingdom and contracts with suppliers and manufacturers in South Korea, Japan and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations, particularly in the Euro and the British pound;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products;

•	trade restrictions;

•	cultural and language differences;

•	employment regulations;

•	limited infrastructure in emerging markets;

•	transportation delays;

•	seasonal reduction in business activities;

•	work stoppages;

•	labor and union disputes;

•	electrical outages;

•	terrorist attack or war; and

•	economic or political instability.

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign debt issues could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results.

If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. For example, the recent sovereign debt crisis in Europe has led to a decline in the Euro/ U.S. dollar currency exchange rate, which may adversely affect our revenues.

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

Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry in general is characterized by:

•	changes in product mix in response to changes in demand;

•	alternating periods of overcapacity and production shortages, including shortages of raw materials supplies and manufacturing services;

•	cyclical demand for semiconductors;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products; and

•	significant expenditures for capital equipment and product development.

These factors could harm our business and cause our operating results to suffer.

Fluctuations in the mix of products sold may adversely affect our financial results.

Changes in the mix and types of products sold may have a substantial impact on our revenues and gross profit margins. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and, as a result, can negatively impact our financial results.

Our dependence on subcontractors to assemble and test our products subjects us to a number of risks, including an inadequate supply of products and higher materials costs.

We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Assembly subcontractors generally work on narrow margins and have limited capital. We have experienced assembly subcontractors who have ceased or reduced production because of financial problems. We engage assembly subcontractors who operate while in insolvency proceedings or whose financial stability is uncertain. The unexpected cessation of production by one or more of our assembly subcontractors could adversely affect our production, our customer relations, our revenues and our financial condition. Our reliance on these subcontractors also involves the following significant risks:

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

We have in the past made, and may in the future make, acquisitions of other companies and technologies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including in-process R&D charges and amortization expense related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

We cannot assure that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

As a result of an acquisition, our financial results may differ from the investment community’s expectations in a given quarter. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows or stock price could be negatively impacted.

We depend on external foundries to manufacture many of our products.

Of our revenues for our fiscal year ended March 31, 2010, 38.8% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. If growth in demand for our products occurs, these foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous dies on each wafer could be nonfunctional as a result of, among other factors:

•	contaminants in the manufacturing environment;

•	defects in the masks used to print circuits on a wafer;

•	manufacturing equipment failure; or

•	wafer breakage.

For these and other reasons, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, the additional demands placed on our equipment and personnel or the addition of new equipment or personnel may lead to a decrease in manufacturing yields. As a result, we may not be able to cost-effectively expand our production capacity in a timely manner.

Our debt agreements contain certain restrictions that may limit our ability to operate our business.

The agreements governing our debt contain, and any other future debt agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:

•	incur additional indebtedness;

•	grant liens;

•	consolidate, merge or sell our assets, unless specified conditions are met;

•	acquire other business organizations;

•	make investments;

•	redeem or repurchase our stock; and

•	change the nature of our business.

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

Our royalties are uncertain and unpredictable in amount.

We are unable to discern a pattern in or otherwise predict the amount of any royalty payments that we may receive. Consequently, we are unable to plan on the receipt of royalties and our results of operations may be adversely affected by a reduction in the amount of royalties received in an unanticipated manner.

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

Many of our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Matsushita, Microchip, NEC, Silicon Labs and Supertex. Our RF power semiconductor competitors include RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our Chief Executive Officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, applications and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Acquisitions and expansion place a significant strain on our resources, including our information systems and our employee base.

Presently, because of our acquisitions, we are operating a number of different information systems that are not integrated. In part because of this, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. In our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. Manual steps also increase the possibility of control deficiencies and material weaknesses.

We are also transferring some accounting functions to our recently acquired Philippine subsidiary from other locations. These transfers involve changing accounting systems and implementing different software from that previously used.

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

In improving or consolidating our operational and financial systems, procedures and controls, we would expect to periodically implement new or different software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and could require, among other things, that data from the existing system be made compatible with the upgraded or different system. During any transition, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any delay in the implementation of, or disruption in the transition to, any new, enhanced, or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows and stock price could be negatively impacted.

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

These costs could be substantial and may, therefore, increase our expenses and lower our gross margin. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. These factors could harm our financial results and the prospects for our business.

We face the risk of financial exposure to product liability claims alleging that the use of products that incorporate our semiconductors resulted in adverse effects.

Approximately 12.8% of our net revenues for the fiscal year ended March 31, 2010 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2009, we recorded an impairment charge for the entire goodwill balance of $6.4 million, based on our estimates of the future operating results and discounted cash flows of the reporting units with goodwill.

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

Significant judgment is required to determine the recognition and measurement attributes prescribed in the authoritative guidance issued by the Financial Accounting Standards Board, or FASB, in connection with accounting for income taxes. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, goodwill or cash flows in the period or periods for which such determination is made.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Significant Management Estimates” in Part I, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

In addition, approximately 12.8% of our net revenues for the fiscal year ended March 31, 2010 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail for operational reasons or because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment even at a loss. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

Geopolitical instability, war, terrorist attacks and terrorist threats, and government responses thereto, may negatively affect all aspects of our operations, revenues, costs and stock price.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of June 2, 2010, approximately 22.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in the communications and semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial analysts;

•	terrorist attack or war;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., our Chief Executive Officer; or

•	general economic and market conditions.

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

Our board of directors have the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction, without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are described below:

	Approximate
	Square
Principal Facilities	Footage	Lease Expiration	Use

Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2011	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	European headquarters, research and development, manufacturing, sales and distribution
Manila, Philippines	140,000	March 2012	Product testing and global support
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution
Santa Clara, California	21,000	(1)	Manufacturing

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2011 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms. The Lampertheim and Milpitas properties serve as collateral for loans, and are subject to security interests.

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

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2010.

Name	Age	Position(s)

Nathan Zommer	62	Chairman of the Board and Chief Executive Officer
Uzi Sasson	48	President, Chief Operating Officer, Chief Financial Officer and Secretary

There are no family relationships among our directors and executive officers.

Nathan Zommer.  Dr. Zommer, our founder, has served as a Director since our inception in 1983, and has served as Chairman of the Board and Chief Executive Officer since 1993. From 1993 to 2009, Dr. Zommer served as our President and, from 1984 to 1993, Dr. Zommer served as our Executive Vice President. Prior to founding our company, Dr. Zommer served in a variety of positions with Intersil, Hewlett-Packard and General Electric, including as a scientist in the Hewlett-Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

Uzi Sasson.  Mr. Sasson has served as our President since December 2009, our Chief Operating Officer since June 2007 and our Chief Financial Officer and Secretary since November 2004. From November 2004 to December 2009, Mr. Sasson was our Vice President. From February to November 2004, Mr. Sasson was the Chief Executive Officer of Sagent Management, a tax and accounting consulting firm. Mr. Sasson also served as the interim Chief Financial Officer for Digital Power Corp., a manufacturer of switching power supplies, from June 2004 to November 2004. Mr. Sasson served as Vice President of Tax for Mercury Interactive Corporation, a provider of software and services for the business technology optimization marketplace, from 2001 to January 2004. Prior to that, Mr. Sasson was a Senior Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1992 to 2001. From August to November 2004, Mr. Sasson served as a director of our company. Mr. Sasson has a Masters of Science in Taxation and Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended March 31, 2010
High	$11.00	$10.61	$8.71	$9.36
Low	$7.61	$6.38	$6.11	$6.81
Fiscal Year Ended March 31, 2009
High	$13.02	$13.84	$9.49	$9.31
Low	$6.49	$8.80	$4.58	$5.61

The number of record holders of our common stock as of June 2, 2010 was 400. During September 2008, we declared $3.2 million in dividends that were paid during October 2008, consisting of a special, one-time dividend of $0.07 per share and a quarterly dividend of $0.03 per share. In January 2009, we suspended the quarterly dividend indefinitely.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2005 through March 31, 2010 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2010, 2009 and 2008, and the balance sheet data as of March 31, 2010 and 2009 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2007 and 2006 and the balance sheet data as of March 31, 2008, 2007 and 2006 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2010(1)	2009	2008	2007(2)	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$243,224	$273,552	$304,456	$285,908	$251,487
Cost of goods sold	179,791	207,594	217,332	201,577	169,792

Gross profit	63,433	65,958	87,124	84,331	81,695
Operating expenses:
Research, development and engineering	20,112	19,931	21,124	20,105	17,523
Selling, general and administrative	36,163	37,962	42,093	44,134	38,371
Amortization of acquisition-related intangible assets	1,839	1,651	—	—	—
Restructuring charges	1,614	—	—	—	—
Impairment charges	—	6,440	—	—	—
Litigation provision	—	—	(12,957)	(29,435)	42,810

Total operating expenses	59,728	65,984	50,260	34,804	98,704

Operating income (loss)	3,705	(26)	36,864	49,527	(17,009)
Other income (expense):
Interest (expense) income, net	(1,230)	(666)	277	1,793	2,182
Other income (expense)	(141)	4,256	(3,162)	(3,081)	1,810

Income (loss) before income taxes	2,334	3,564	33,979	48,239	(13,017)
(Provision for) benefit from income tax	(3,011)	(6,913)	(10,690)	(18,020)	6,911

Net income (loss)	$(677)	$(3,349)	$23,289	$30,219	$(6,106)

Net income (loss) per share — basic	$(0.02)	$(0.11)	$0.73	$0.90	$(0.18)

Net income (loss) per share — diluted	$(0.02)	$(0.11)	$0.71	$0.87	$(0.18)

Cash dividends per share	—	$0.10	—	—	—

Weighted average shares used in per share calculations
Basic	31,005	31,087	31,906	33,505	33,636

Diluted	31,005	31,087	33,031	34,784	33,636

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

(2)	We began adopting the authoritative guidance issued by FASB in connection with accounting for stock based compensation in fiscal 2007. See Note 10, “Employee Equity Incentive Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	As of March 31,
	2010(1)	2009	2008	2007(2)	2006
	(In thousands)

Selected operating data:
Gross profit margin	26.1%	24.1%	28.6%	29.5%	32.5%
Depreciation and amortization	$13,386	$14,547	$12,868	$10,499	$8,543
Balance sheet data:
Cash and cash equivalents	$60,524	$55,441	$56,614	$54,027	$78,192
Working capital	135,725	150,917	162,392	142,408	118,815
Total assets	285,296	252,832	293,830	273,641	279,987
Total long term obligations	48,122	40,037	47,980	34,647	28,023
Total stockholders’ equity	183,135	178,492	200,229	181,109	159,973
Cash flow data:
Cash provided by operating activities	$29,166	$21,580	$27,955	$1,883	$31,143
Cash used in investing activities	(36,256)	(5,874)	(10,737)	(8,865)	(20,756)
Cash (used in) provided by financing activities	11,775	(12,750)	(18,579)	(20,093)	11,214

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

(2)	We began adopting the authoritative guidance issued by FASB in connection with accounting for stock based compensation in fiscal 2007. See Note 10, “Employee Equity Incentive Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors. Our microcontrollers provide application specific, embedded system-on-chip, or SoC, solutions for the industrial and consumer markets.

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

Due to the global economic downturn, we experienced declining quarterly revenues during fiscal 2009, which bottomed in the first quarter of fiscal 2010. Thereafter, our revenues increased quarter over quarter during fiscal

2010. Compared to fiscal 2009, our fiscal 2010 revenues from the sale of ICs increased significantly, primarily through shipments to the consumer products market in large part resulting from the display driver IC product line acquired from Leadis Technology, Inc. in September 2009, while our revenues from the sale of power semiconductors and RF power semiconductors decreased. In addition, we entered the microcontroller devices market by acquiring Zilog during the fourth quarter. Compared to fiscal 2009, the proportion of our revenues obtained through distribution increased during fiscal 2010 with the growth of sales to the consumer products market, as consumer products manufacturers typically buy our products through distribution. Comparing the years, in fiscal 2010, our revenues fell across all major geographic regions except the Asia Pacific area and our sales to all major market segments declined, except to the consumer products market. Gross profit decreased during fiscal 2010 because of the reduced revenues. Our selling, general and administrative expenses, or SG&A expenses, increased, mainly because of the legal and consulting expenses incurred in our acquisitions. Excluding the impact of the acquired businesses, our research, development and engineering expenses, or R&D expenses, decreased due to reduced personnel expenses. In future periods, both our SG&A and R&D expenses are expected to increase commensurate with our acquisitions. With the improvement in general economic conditions during fiscal 2010, our backlog at the end of recent quarterly periods has strengthened.

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

Revenue recognition.  We sell to distributors and original equipment manufacturers. Approximately 51.4% of our revenues in fiscal 2010, 46.8% of our revenues in fiscal 2009 and 48.3% of our revenues in fiscal 2008 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from our company, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to their end customers. Deferred amounts are presented net and included under accrued expenses and other liabilities.

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2010, 2009 and 2008, approximately $1.2 million, $1.8 million and $1.0 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $12.2 million in inventory of our products on hand at March 31, 2010. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2010 (in thousands):

Balance March 31, 2007	$237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	$1,419

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This allowance is reported on the balance sheet as part of the accounts receivable allowance and is included on the statement of operations as part of selling, general and administrative expenses. This allowance is based on historical losses and management’s estimates of future losses.

Inventories.  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is, therefore, valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs. The authoritative guidance provided by FASB requires certain abnormal expenditures to be recognized as expenses in the current period instead of capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. For example, during fiscal 2009, we examined our inventory and as a consequence of the dramatic retrenchment in some of our markets, certain of our inventory, that normally would not be considered excess, was considered as such. Therefore, we booked additional charges of about $14.9 million to recognize this exposure.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2007	$18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional provision for excess inventory	5,120

Balance at March 31, 2008	19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	34,697
Sale of excess inventory	(5,846)
Scrap of excess inventory	(1,867)

Balance of excess inventory	26,984
Additional provision for excess inventory	8,590

Balance at March 31, 2010	$35,574

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2010 and 2009, our lower of cost or market reserve was $797,000 and $583,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Valuation of Goodwill and Intangible Assets.  We value goodwill and intangible assets in accordance with the authoritative guidance provided by FASB.

Goodwill.  We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the authoritative guidance provided by FASB. The authoritative guidance requires that we perform a two-step impairment test.

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

Our goodwill as of March 31, 2010 was the result of acquisitions that occurred in fiscal 2010. The acquisition of Zilog was completed in February 2010 and resulted in preliminary goodwill of $8.8 million. The acquisition of Leadis businesses was completed in September 2009 and resulted in goodwill of $304,000. The goodwill was evaluated based on the factors affecting the business and management concluded that there was no impairment of goodwill.

An impairment assessment was performed in fiscal 2009 and an impairment was recorded. As a result of the fiscal 2009 analysis, we concluded that the carrying amounts of goodwill for the three reporting units to which goodwill were allocated exceeded their implied fair values. Consequently, we recorded an impairment charge of approximately $6.4 million for the year that is included under “Impairment Charges” in our fiscal 2009 consolidated statements of operations. The $6.4 million included an impairment charge of approximately $795,000 recorded for the RTI acquisition that was completed in September 2008. In performing the analysis on the three reporting units, we considered the income approach in determining the implied fair value of the goodwill. The income approach requires estimates of future operating results and cash flows of each of the reporting units, which are discounted using estimated discount rates of approximately 18%.

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

Income tax.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce goodwill, intangible assets or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process as prescribed by the authoritative guidance provided by FASB. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements and Accounting Changes

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2010	% Change	2009	% Change	2008
	(000)		(000)		(000)

Net revenues	$243,224	(11.1)	$273,552	(10.2)	$304,456
Cost of goods sold	179,791	(13.4)	207,594	(4.5)	217,332

Gross profit	$63,433	(3.8)	$65,958	(24.3)	$87,124

Operating expenses:
Research, development and engineering	$20,112	0.9	$19,931	(5.6)	$21,124
Selling, general and administrative	36,163	(4.7)	37,962	(9.8)	42,093
Amortization of acquisition-related intangible assets	1,839	11.4	1,651	nm	—
Restructuring charges	1,614	nm	—	nm	—
Impairment charges	—	nm	6,440	nm	—
Litigation provision	—	nm	—	nm	(12,957)

Total operating expenses	$59,728	(9.5)	$65,984	31.3	$50,260

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2010	2009	2008
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	73.9	75.9	71.4

Gross profit	26.1	24.1	28.6

Operating expenses:
Research, development and engineering	8.3	7.3	6.9
Selling, general and administrative	14.9	13.9	13.8
Amortization of acquisition-related intangible assets	0.7	0.6	—
Restructuring charges	0.7	—	—
Impairment charges	—	2.3	—
Litigation provision	—	—	(4.3)

Total operating expenses	24.6	24.1	16.4

Operating income	1.5	0.0	12.2
Other income (expense), net	(0.5)	1.3	(0.9)

Income before income tax	1.0	1.3	11.3
Provision for income tax	(1.2)	(2.5)	(3.5)

Net income (loss)	(0.2)	(1.2)	7.8

The following table sets forth the revenues for each of our product groups for fiscal 2010, 2009 and 2008:

Revenues

	Year Ended March 31,
	2010	% Change	2009	% Change	2008
	(000)		(000)		(000)

Power semiconductors	$175,845	(18.9)	$216,836	(8.4)	$236,599
ICs	48,226	49.6	32,236	(21.6)	41,097
Systems and RF power semiconductors	19,153	(21.8)	24,480	(8.5)	26,760

Total	$243,224	(11.1)	$273,552	(10.2)	$304,456

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2010, 2009 and 2008:

Average Selling Prices

	Year Ended March 31,
	2010	% Change	2009	% Change	2008

Power semiconductors	$2.29	(13.9)	$2.66	35.0	$1.97
ICs(1)	$0.78	0.0	$0.78	1.3	$0.77
Systems and RF power semiconductors	$21.81	(4.5)	$22.84	32.9	$17.19

(1)	$1.1 million in royalty revenues were excluded from the calculation of the ASP of ICs.

Units

	Year Ended March 31,
	2010	% Change	2009	% Change	2008
	(000)		(000)		(000)

Power semiconductors	76,776	(5.8)	81,498	(32.2)	120,290
ICs	61,730	48.9	41,468	(22.5)	53,482
Systems and RF power semiconductors	878	(18.1)	1,072	(31.1)	1,557

Total	139,384	12.4	124,038	(29.3)	175,329

The 11.1% decline in net revenues from fiscal 2009 to fiscal 2010 reflected a $41.0 million, or 18.9%, decrease in the sale of power semiconductor and a $5.3 million, or 21.8% decrease in the sale of systems and RF power semiconductors, offset by an increase of $16.0 million, or 49.6%, in the sales of ICs.

The decrease in power semiconductors was broad based across all major product lines, and included a $28.7 million decline in the sale of bipolar products and a $12.3 million decline in sales of MOSFET products, principally to the consumer products market and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $4.3 million in the sale of subassemblies to the industrial and commercial market. The increase in revenues from ICs was principally due to the acquisition of the display driver IC product line from Leadis Technology, Inc. and the acquisition of Zilog.

The decrease in the ASPs of power semiconductors in fiscal 2010 as compared to fiscal 2009 was primarily due to a change in the mix of products sold and declining prices in Europe that resulted from market conditions in the first two quarters of the fiscal year. The decline in the ASPs of systems and RF power semiconductors was principally due to a decline in the revenues from the sale of the higher priced subassemblies that was larger than the decline in the revenues from the sale of lower priced RF power semiconductors. The ASPs of ICs were unchanged from year to year.

In fiscal 2010 as compared to fiscal 2009, the decline in shipments of power semiconductors was primarily due to reduced shipments of bipolar products, principally to the industrial and commercial market. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors. In ICs, the unit growth was primarily because of increased shipments of display driver ICs to the consumer products market, increased shipments of SSRs primarily to the industrial and commercial market and the shipment of microcontrollers after the acquisition of Zilog.

From fiscal 2008 to fiscal 2009, net revenues decreased 10.2%, caused in large part by the adverse economic conditions in the last two quarters of fiscal 2009. The $19.8 million, or 8.4%, decrease in net revenues from power semiconductors was primarily due to a decrease of $22.3 million in the sale of power MOSFET products, principally to the consumer products market and to the industrial and commercial market, offset by an increase of $1.8 million in the sale of bipolar products, principally to the industrial and commercial market. The $8.9 million, or 21.6%, decline in revenues from the sales of ICs was primarily due to a decrease in sales of SSRs of $4.8 million, primarily to the consumer products market, and of customer premise equipment for the telecommunications market of $3.9 million. The decrease of $2.3 million, or 8.5%, in revenues from the sale of systems and RF power semiconductors was mainly due to a decrease of $1.9 million in the sale of subassemblies to the industrial and commercial market.

The increase in the ASPs of power semiconductors in fiscal 2009 as compared to fiscal 2008 was primarily caused by a reduction in the sale of lower priced semiconductors to the consumer products market. The increase in the ASPs of systems and RF power semiconductors was principally due to a shift in the product mix towards the sale of higher priced subassemblies from lower priced RF power semiconductors. The ASPs of ICs were largely unchanged from year to year.

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

For fiscal 2010, sales to customers in the United States represented approximately 29.8% and sales to international customers represented approximately 70.2%, of our net revenues. Of our international sales in fiscal 2010, approximately 47.4% were derived from sales in Europe and the Middle East, approximately 46.5% were derived from sales in Asia and approximately 6.1% were derived from sales in Canada and the rest of the world.

By comparison, for fiscal 2009, sales to customers in the United States represented approximately 28.6%, and sales to international customers represented approximately 71.4%, of our net revenues. Of our international sales in fiscal 2009, approximately 57.2% were derived from sales in Europe and the Middle East, approximately 33.8% were derived from sales in Asia and approximately 9.0% were derived from sales in Canada and the rest of the world.

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

From fiscal 2009 to fiscal 2010, we experienced substantial growth in sales in China, primarily through the sale of display driver ICs to the consumer products market, offset by declines in revenues across all the major European countries and in the United States, India and Malaysia. The decline in Europe was primarily due to reduced revenues from the industrial and commercial market; the decline in the United States was primarily due to curtailed revenues from the medical market and the industrial and commercial market; the decline in revenues in India was principally due to lower shipments of thyristor products to the industrial and commercial market; and the decline in Malaysia was primarily due to a decrease in revenues from the medical market.

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

In fiscal 2010, one customer accounted for 10.9% of our net revenues. In fiscal 2009 and 2008, none of our customers accounted for more than 10% of our net revenues.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2009 to fiscal 2010, gross profit decreased by $2.5 million, whereas the gross profit margin increased from 24.1% to 26.1%. The decline in the gross profit dollars was principally because of reduced revenues as a result of the global economic downturn and because of changes in product mix, as sales to the higher margin medical market decreased and sales to the lower margin consumer products market increased, offset by lower write-off inventories. The gross profit margin increase was mainly due to a reduction in the write-offs of excess inventory. In fiscal 2010, we added $2.5 million to our reserve for excess inventory, while in fiscal 2009, we added $17.5 million to our reserve for excess inventory.

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

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. From fiscal 2009 to fiscal 2010, R&D expenses increased slightly by $181,000 and increased from 7.3% to 8.3% as a percentage of net revenues. The increase in the percentage of R&D expenses was primarily due to a decrease in net revenues. From fiscal 2008 to fiscal 2009, R&D expenses decreased by $1.2 million and increased from 6.9% to 7.3% as a percentage of net revenues. The decrease in R&D expenses was primarily because of reduced personnel expenses. When expressed as a percentage of revenues, the increase in R&D expenses was due to reduced net revenues.

Selling, General and Administrative.

In fiscal 2010, as compared to fiscal 2009, selling, general and administrative expenses decreased by $1.8 million and increased from 13.9% to 14.9% as a percentage of net revenues. The decrease was principally due to a decline in sales and marketing expenses of $4.4 million, consistent with the decreased revenues, offset by an increase in finance and administration expenses, or F&A expenses, of $2.6 million. The increase in F&A expenses resulted from an increase of $1.5 million in professional and consulting expense, incurred mainly because of acquisitions, and $1.7 million of additional F&A expenses arising from the acquired businesses, offset by a $709,000 reversal of an employee payment accrual at our Germany division in compliance with local laws. In fiscal 2009 as compared to fiscal 2008, SG&A expenses decreased by $4.1 million and increased from 13.8% to 13.9% as a percentage of net revenues. The decrease was principally due to the receipt of $2.2 million for reimbursement of litigation expenses from International Rectifier and a decline in professional and consulting expenses of $2.1 million.

Restructuring Charges.

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to prevailing market conditions. The plans primarily involved the termination of employees and consolidation of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our consolidated statements of operations. The restructuring accrual as of March 31, 2010 was included under “Accrued expenses and other liabilities” on our consolidated balance sheets. Aggregate restructuring charges during the year were $1.6 million. See Note 16, “Restructuring Charges” in the Notes to Consolidated Financial Statements of this Form 10-K.

Impairment Charge.

For fiscal 2009, we performed an assessment of the impairment of goodwill that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance of reporting units carrying goodwill and current economic conditions. After completing the first and the second step in the goodwill impairment analysis, we concluded that the entire goodwill balance of the three reporting units that had goodwill recorded should be impaired. Consequently, we recorded a charge of $6.4 million for fiscal 2009. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Litigation Provision.

For the year ended March 31, 2008, we recorded a reversal of litigation provision of $13.0 million, upon the favorable decisions of the appellate courts in the matters involving International Rectifier Corporation and LoJack Corporation.

Other Income (Expense), Net.

In fiscal 2010, interest expense, net was $1.2 million as compared to interest expense, net of $666,000 in fiscal 2009 and interest income, net of $277,000 in fiscal 2008. The increase in interest expense, net from fiscal 2009 to fiscal 2010 was primarily caused by lower interest rates on our cash balances and by interest expense on our $15.0 million borrowing from Bank of the West, or BOW. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement with BOW. The change from interest income, net in fiscal 2008 to interest expense, net in fiscal 2009 was primarily due to reduced interest income caused by lower interest rates.

In fiscal 2010, other expense, net was $141,000 as compared to other income, net of $4.3 million in fiscal 2009 and other expense, net of $3.2 million in fiscal 2008, respectively. The change from other income, net in fiscal 2009 to other expense, net in fiscal 2010 was primarily due to losses from changes in exchange rates applied to foreign currency transactions. The change from other expense, net in fiscal 2008 to other income, net in fiscal 2009 was primarily due to gains associated with changes in exchange rates applied to foreign currency transactions.

Provision for Income Taxes.

In fiscal 2010, the provision for income taxes reflected an effective tax rate of 129% as compared to 194% in fiscal 2009 and 31% in fiscal 2008. The fiscal 2010 tax rate resulted from taxable income recognized in higher tax rate jurisdictions and a loss recognized in a lower tax rate jurisdiction. The income tax provision in fiscal 2009 principally results from increases in valuation allowances on certain deferred tax assets and the impact of the impairment of our goodwill, which is not deductible for tax purposes. The fiscal 2008 tax rate was reduced from the statutory tax provision rate of 37% primarily due to adjustments recorded to our deferred tax assets and liabilities for a benefit of 6%.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents were $60.5 million as compared to $55.4 million at March 31, 2009 and $56.6 million at March 31, 2008. In fiscal 2008 and fiscal 2009, the cash generated by our operations provided sufficient liquidity for our needs. In fiscal 2010, our liquidity needs expanded and we borrowed $15.0 million to supplement the cash generated by operations.

Our cash provided by operating activities in fiscal 2010 was $29.2 million as compared to $21.6 million in fiscal 2009 and $28.0 million in fiscal 2008. For fiscal 2010 as compared to fiscal 2009, the increase in cash provided by operating activities of $7.6 million was primarily due to an increase of $28.9 million in net changes in operating assets and liabilities, offset by a decrease of $21.3 million in net loss and total adjustments to reconcile net loss.

Changes in assets and liabilities for fiscal 2010 compared to fiscal 2009 included the following: Inventories decreased due to reduced inventory purchases and accounts receivable increased due to higher revenues in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.

From fiscal 2008 to fiscal 2009, the $6.4 million decrease in cash provided by operating activities was primarily due to a decrease of $8.7 million in net changes in operating assets and liabilities, offset by an increase of $2.3 million in net income and total adjustments to reconcile net income (loss). The decrease in net change in operating assets and liabilities was primarily due to higher purchases of inventories in fiscal 2009 as compared to fiscal 2008, offset by lower accounts receivable in fiscal 2009 as compared to fiscal 2008.

We used $36.3 million in net cash for investing activities during fiscal 2010, as compared to $5.9 million in fiscal 2009 and $10.7 million in fiscal 2008. In fiscal 2010, we spent $30.6 million on business combinations and

$5.1 million on capital expenditure. In fiscal year 2009 and 2008, our uses of cash for investing activities principally reflected the purchase of plant and equipment. In fiscal 2009 and 2008, we spent $8.8 million and $7.2 million, respectively, on capital expenditures. Over the past three fiscal years, the capital expenditures were principally for equipment required to increase our production capacity.

For fiscal 2010, net cash provided by financing activities was $11.8 million, as compared to net cash used in financing activities of $12.8 million in fiscal 2009 and of $18.6 million in fiscal 2008. In fiscal 2010, we borrowed $15.0 million and received $1.3 million through employee equity plans, offset by $4.0 million for principal repayments on capital lease obligations and $1.3 million for repayments of loans. In fiscal 2009, we used $7.5 million for the purchase of treasury stock, $4.7 million for principal repayments on capital lease obligations, $3.2 million for the payment of dividends to stockholders and $1.9 million for repayments of loans, offset by proceeds from employee equity plans of $3.6 million. In fiscal 2008, we spent $15.1 million to purchase our stock for treasury.

At March 31, 2010, capital lease obligations and loans payable totaled $37.3 million. This represented 61.7% of our cash and cash equivalents and 20.4% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €6.8 million, or $9.2 million, loan. The loan has a remaining term of 10 years, ending in June 2020, and bears a variable interest rate, which is dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $225,000, and a payment of accrued interest is required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2010, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at March 31, 2010 was, and the remaining balance on the loan at maturity will be, approximately $7.1 million.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW, under which we may borrow up to $15.0 million. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The Agreement also includes a $3.0 million letter of credit subfacility, which commenced in April 2010. See Note 18, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the subfacility.

Additionally, we maintain two defined benefit pension plans: one for the United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, trustees and/or accrue for the unfunded portion of the obligations. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued at March 31, 2010 was $15.8 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

On February 18, 2010, we completed the acquisition of Zilog. The total consideration for the transaction was $62.5 million, which was fully paid in cash. See Note 3, “Business Combinations” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the transaction.

As of March 31, 2010, we had $60.5 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2010. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2010 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
		Less Than			After 5
Contractual Obligations(1)(2)	Total	1 Year	1-3 Years	4-5 Years	Years

Long term debt	$32,805	$8,434	$17,640	$2,022	$4,709
Capital lease obligations(3)	4,777	3,021	1,756	—	—
Operating lease obligations	10,192	2,105	2,978	1,326	3,783
Other purchase obligations(4)	41,775	12,063	20,712	6,000	3,000

Total	$89,549	$25,623	$43,086	$9,348	$11,492

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plan” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $6.2 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes anticipated interest payments. The capital lease obligations of $4.8 million include interest payments totaling $236,000.

(4)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2010, as we had not yet received the related goods or taken title to the property.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risks, credit risks and legal risks that are not discussed or quantified in the following analyses.

Other than some immaterial investments, we currently keep our funds in accounts and instruments that, for accounting purposes, are cash and cash equivalents and do not carry interest rate risk to the fair market value of principal. We may, in the future, choose to place our funds in investments in high quality debt securities, potentially consisting of debt instruments of the United States or state or local governments or investment grade corporate issuers. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates could cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income.

We intend to manage our exposure to interest rate, market and credit risk in any investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in any investment portfolio.

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2010 would have had the effect of increasing our net loss by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a €6.8 million, or approximately $9.2 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 10 years.

The interest rate on the loan is determined by adding the then effective 3-month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for the German subsidiary. Additionally, we have entered into an interest rate swap to economically hedge the interest rate risk. The swap agreement expires on June 30, 2010. Under the swap arrangement, if the Euribor rate exceeds 3.75%, the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2%, the Euribor rate for the purposes of the loan shall be 3%. The effective interest rate at March 31, 2010 was 3.7%.

In addition, we have interest rate risk from a $15.0 million revolving line of credit with BOW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. Currently, a two-month LIBOR commitment is in effect, resulting in an interest rate, inclusive of BOW’s margin, of 2.88338%.

Revenues from our foreign subsidiaries were approximately 48.9% of total revenues in fiscal 2010. These revenues come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of increasing our net loss as of the end of fiscal 2010 by an amount less than $4.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net loss. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IXYS Corporation
Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2010 expressed an unqualified opinion thereon.

                             /s/  BDO Seidman, LLP

San Francisco, California
June 11, 2010

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$60,524	$55,441
Restricted cash	813	136
Accounts receivable, net of allowances of $3,466 in 2010 and $1,899 in 2009	47,158	37,251
Inventories	65,583	75,601
Prepaid expenses and other current assets	5,219	3,994
Deferred income taxes	10,467	12,797

Total current assets	189,764	185,220
Property, plant and equipment, net	47,588	52,912
Intangible assets, net	15,303	256
Goodwill	9,125	—
Deferred income taxes	17,081	7,972
Other assets	6,435	6,472

Total assets	$285,296	$252,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,845	$3,739
Current portion of loans payable	8,434	1,455
Accounts payable	17,762	13,767
Accrued expenses and other liabilities	24,998	15,342

Total current liabilities	54,039	34,303
Long term income tax payable	6,233	4,845
Capitalized lease obligations, net of current portion	1,696	4,418
Long term loans, net of current portion	24,371	17,599
Pension liabilities	15,822	13,175

Total liabilities	102,161	74,340

Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,796,751 issued and 31,335,764 outstanding and 36,054,936 issued and 30,633,949 outstanding at March 31, 2010 and 2009, respectively	368	361
Additional paid-in capital	183,242	177,551
Treasury stock, at cost: 5,460,987 and 5,420,987 common shares at March 31, 2010 and 2009, respectively	(45,662)	(45,374)
Retained earnings	43,307	43,984
Accumulated other comprehensive income	1,880	1,970

Total stockholders’ equity	183,135	178,492

Total liabilities and stockholders’ equity	$285,296	$252,832

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share data)

Net revenues	$243,224	$273,552	$304,456
Cost of goods sold	179,791	207,594	217,332

Gross profit	63,433	65,958	87,124

Operating expenses:
Research, development and engineering	20,112	19,931	21,124
Selling, general and administrative	36,163	37,962	42,093
Amortization of acquisition-related intangible assets	1,839	1,651	—
Restructuring charges	1,614	—	—
Impairment charges	—	6,440	—
Litigation provision	—	—	(12,957)

Total operating expenses	59,728	65,984	50,260

Operating income (loss)	3,705	(26)	36,864
Other income (expense):
Interest income	426	1,098	2,121
Interest expense	(1,656)	(1,764)	(1,844)
Other income (expense), net	(141)	4,256	(3,162)

Income before income tax	2,334	3,564	33,979
Provision for income tax	(3,011)	(6,913)	(10,690)

Net income (loss)	$(677)	$(3,349)	$23,289

Net income (loss) per share
Basic	$(0.02)	$(0.11)	$0.73

Diluted	$(0.02)	$(0.11)	$0.71

Cash dividends per share	$—	$0.10	$—

Weighted average shares used in per share calculation
Basic	31,005	31,087	31,906

Diluted	31,005	31,087	33,031

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock and					Accumulated
	Additional Paid-In					Other	Total
	Capital					Comprehensive	Stockholders’
	Shares	Amount	Treasury Shares	Treasury Amount	Retained Earnings	Income	Equity

Balances, March 31, 2007	35,032	$166,239	2,520	$(22,851)	$29,605	$8,116	$181,109
Components of comprehensive income, net of tax
Net income	—	—	—	—	23,289	—	23,289
Other comprehensive income	—	—	—	—	—	9,140	9,140

Total comprehensive income	—	—	—	—	—	—	32,429

Stock-based compensation	—	2,164	—	—	—	—	2,164
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	372	1,994	—	—	—	—	1,994
Purchase of treasury stock	—	—	1,798	(15,067)	—	—	(15,067)
FIN 48 related earnings adjustment	—	—	—	—	(2,400)	—	(2,400)

Balances, March 31, 2008	35,404	170,397	4,318	(37,918)	50,494	17,256	200,229
Components of comprehensive income, net of tax
Net loss	—	—	—	—	(3,349)	—	(3,349)
Other comprehensive loss	—	—	—	—	—	(15,286)	(15,286)

Total comprehensive loss	—	—	—	—	—	—	(18,635)

Stock-based compensation	—	2,816	—	—	—	—	2,816
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	651	4,699	—	—	—	—	4,699
Purchase of treasury stock	—	—	1,103	(7,456)	—	—	(7,456)
Payment of dividend to stockholders	—	—	—	—	(3,161)	—	(3,161)

Balances, March 31, 2009	36,055	177,912	5,421	(45,374)	43,984	1,970	178,492
Components of comprehensive income, net of tax
Net loss	—	—	—	—	(677)	—	(677)
Other comprehensive loss	—	—	—	—	—	(90)	(90)

Total comprehensive loss	—	—	—	—	—	—	(767)

Stock-based compensation	—	3,160	—	—	—	—	3,160
Proceeds from sale of shares through employee equity incentive plans, net of excess tax benefit and others	742	2,538	—	—	—	—	2,538
Purchase of treasury stock	—	—	40	(288)	—	—	(288)

Balances, March 31, 2010	36,797	$183,610	5,461	$(45,662)	$43,307	$1,880	$183,135

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(677)	$(3,349)	$23,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of assets acquired and liabilities assumed:
Depreciation and amortization	13,386	14,547	12,868
Provision for receivables allowances	4,864	5,951	3,201
Write down of goodwill	—	6,440	—
Net change in inventory provision	2,059	17,110	3,284
Change in litigation provision	—	—	(12,957)
Foreign currency adjustments on intercompany amounts	(101)	1,040	1,006
Deferred income taxes	(1,358)	(2,259)	7,313
Tax benefit from employee equity incentive plans	(1,219)	(1,132)	(241)
Stock based compensation	3,160	2,816	2,164
Loss (gain) on investments	249	227	(882)
Gain on disposal of plant and equipment	(364)	(54)	(5)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(12,182)	2,346	(8,099)
Inventories	12,305	(16,996)	940
Prepaid expenses and other current assets	2,849	(1,769)	196
Other assets	236	45	(259)
Accounts payable	2,814	(4,969)	234
Accrued expenses and other liabilities	3,201	2,059	(3,185)
Pension liabilities	(56)	(473)	(912)

Net cash provided by operating activities	29,166	21,580	27,955

Cash flows from investing activities:
Change in restricted cash	(413)	484	(451)
Purchase of businesses, net of cash and cash equivalents acquired	(30,631)	(420)	—
Purchases of investments	(618)	(1,067)	(4,012)
Purchases of plant and equipment	(5,142)	(8,775)	(7,236)
Proceeds from sale of investments	506	3,570	962
Proceeds from sale of fixed assets	42	334	—

Net cash used in investing activities	(36,256)	(5,874)	(10,737)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,961)	(4,657)	(4,365)
Repayments of notes payable from bank	(242)	(278)	—
Proceeds from loans	15,000	—	—
Repayment of loans	(1,272)	(1,897)	(1,141)
Tax benefit from employee equity incentive plans	1,219	1,132	241
Payment of dividend to stockholders	—	(3,161)	—
Purchases of treasury stock	(288)	(7,456)	(15,067)
Proceeds from employee equity plans	1,319	3,567	1,753

Net cash provided by (used in) financing activities	11,775	(12,750)	(18,579)

Effect of exchange rate fluctuations on cash and cash equivalents	398	(4,129)	3,948

Net increase (decrease) in cash and cash equivalents	5,083	(1,173)	2,587
Cash and cash equivalents at beginning of the year	55,441	56,614	54,027

Cash and cash equivalents at end of the year	$60,524	$55,441	$56,614

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,629	$1,714	$1,454
Cash paid during the period for income taxes	$1,760	$4,120	$7,000
Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired under capital leases and loans	—	$2,543	$12,011

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies (“UPS”) and switch mode power supplies (“SMPS”), and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal oxide silicon field effect transistors (“Power MOSFETs”), insulated gate bipolar transistors (“IGBTs”), thyristors and rectifiers, including fast recovery epitaxial diodes (“FREDs”). Our ICs include solid state relays (“SSRs”) for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and core 8-bit microcontrollers and microprocessors. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes know as stacks, that are principally based on our high power semiconductor devices.

We sell products in North America, Europe and Asia through an organization that includes direct sales personnel, independent representatives and distributors. We are headquartered in Northern California with principal operations in California, Massachusetts, Germany, the Philippines and the United Kingdom. Each site has manufacturing, research and development and sales and distribution activities. We also make use of subcontract manufacturers for fabrication of wafers and for assembly and test operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of IXYS and our wholly-owned subsidiaries after elimination of all intercompany balances and transactions.

Foreign Currency Translation

The local currency is considered to be the functional currency of our wholly owned international subsidiaries: the Euro for IXYS Semiconductor GmbH, or IXYS GmbH, and the pound sterling for Westcode Semiconductors Limited, or Westcode. Accordingly, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of IXYS GmbH and Westcode into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Our Swiss subsidiary utilizes the US dollar as its functional currency. Foreign currency transaction gains and losses are included as a component of other income or expense.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from our estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, deferred income taxes, allocation of purchase price in business combinations and restructuring costs.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

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

We sell to distributors and original equipment manufacturers. Approximately 51.4% of our revenues in fiscal year ended March 31, 2010, or fiscal 2010, were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that it has received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of our company must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.”

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2010, 2009 and 2008, approximately $1.2 million, $1.8 million and $1.0 million, respectively, of products were returned to us under the program. We establish the stock rotation allowance for all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end-customers. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $12.2 million in inventory of our products on hand at March 31, 2010. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2010 (in thousands):

Balance March 31, 2007	$237
Additions	2,417
Deductions	(2,309)

Balance March 31, 2008	345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	$1,419

We state our revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.

Trade accounts receivable and allowance for doubtful accounts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. The allowance for doubtful accounts is reviewed quarterly. Past due balances and other specified accounts as necessary are reviewed individually. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a selling, general and administrative expense in the statement of operations.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in commercial paper and money market accounts at banks.

Restricted Cash

Cash and cash equivalents at March 31, 2010 and March 31, 2009 include restricted cash balances of $813,000 and $136,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

Inventories

Inventories, consisting primarily of wafers, bipolar devices, transistors, diodes and integrated circuits, are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, inventory is, therefore, valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. The authoritative guidance provided by Financial Accounting Standards Board, or FASB, requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis, but in any event at least once a year, and update them as appropriate to approximate actual costs.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is over estimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. However, for new products, we do not consider whether there is excess inventory until it develops sufficient sales history or experiences a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of the write-down of inventories could be materially different.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2007	$18,829
Sale of excess inventory	(1,831)
Scrap of excess inventory	(2,868)

Balance of excess inventory	14,130
Additional provision for excess inventory	5,120

Balance at March 31, 2008	19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	34,697
Sale of excess inventory	(5,846)
Scrap of excess inventory	(1,867)

Balance of excess inventory	26,984
Additional provision for excess inventory	8,590

Balance at March 31, 2010	$35,574

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because the products of our company do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the sale or scrapping of excess inventory.

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2010 and 2009, our lower of cost or market reserve was $797,000 and $583,000, respectively.

We periodically identify any inventory that is no longer usable and write it off against recorded reserves.

We have entered into a purchase agreement for purchase of wafers and substrates for a period of 6 years. Under the agreement, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as of March 31, 2010. The total amount committed under the agreements has been disclosed in Note 18, “Commitments and Contingencies.”

Property, Plant and Equipment

Property, plant and equipment, including equipment under capital leases, are stated at cost less accumulated depreciation. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value of the leased assets at the inception of the lease. Depreciation is computed using the straight-line method over estimated useful lives of 1 to 14 years for equipment and 24 years to 50 years for property and plant. Upon disposal, the assets and related accumulated depreciation are removed from our accounts and the resulting gains or losses are reflected in the statements of operations. Repairs

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.

The authoritative guidance provided by FASB requires evaluating the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation, to which the assets relate, are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

On June 10, 2005, IXYS Semiconductor GmbH, or IXYS GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany. See Note 8, “Borrowing Arrangements” for more details.

On August 2, 2007, IXYS Buckeye, LLC, one of our U.S. subsidiaries, acquired real property in Milpitas, California for $7.5 million. We moved our corporate office and a facility for operations to this location in January 2008. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million. For further details regarding the loan, see Note 8, “Borrowing Arrangements” for more details.

Treasury Stock

We account for treasury stock using the cost method.

Other Assets

Other assets include marketable equity securities classified as available-for-sale and long term equity investments accounted under the equity method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other (expense) income. We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd, or EB Tech, a radiation services provider based in South Korea. These investments are accounted for using the equity method. In fiscal 2010, we recognized losses of $154,000 on our investment in Powersem and $82,000 on our investment in EB Tech Ltd. We recognized income of $212,000 and $75,000 during fiscal 2009 on each of these investments, respectively. We recognized income of $507,000 and loss of $176,000 during fiscal 2008 on each of these investments, respectively.

On November 5, 2009, IXYS CH GmbH, our Swiss subsidiary, entered into a Share Purchase Agreement with Zencell Co. Ltd, or Zencell, to acquire 53,847 shares of convertible preferred stock of Zencell for $500,000. Zencell is a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment resulted in IXYS CH GmbH owning 35% of the equity in Zencell and is accounted for using the equity method in the financial statements. In fiscal 2010, we recognized a loss of $46,000 on our investment in Zencell.

Refer to Note 5, “Other Assets” and Note 13, “Related Party Transactions” for further information regarding the investment balances and the related transactions of those long term equity investments.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. No impairment loss on investment was recognized in any of the periods presented.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally three to six years, and evaluated for impairment in accordance with the authoritative guidance provided by FASB.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, as of December 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. There are two steps in the determination. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. See Note 7, “Goodwill and Intangible Assets” for further discussion of impairment analysis of goodwill and related charges recorded.

Derivative financial instruments

Although the majority of our transactions are in U.S. dollars, we enter into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with our operations. From time to time, we purchase short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. We have entered into an interest rate swap to manage our variable interest rate exposure on the borrowing from IKB Deutsche Industriebank.

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. We did not have any open foreign exchange forward and option contracts at March 31, 2010. See Note 4, “Fair Value” and Note 8, “Borrowing Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

Defined Benefit Plans

We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The authoritative guidance provided by FASB required us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of the authoritative guidance provided by FASB on employer’s accounting for defined benefit pension and other retirement plans since the end of fiscal 2007 did not have any impact on the consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Beginning in the first quarter of fiscal 2009, the assessment of fair value for our financial instruments was based on the authoritative guidance provided by FASB in connection with fair value measurements. It defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Carrying amounts of some of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable to banks and loans payable approximate fair value.

Advertising

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2010, 2009 and 2008 was $453,000, $488,000 and $518,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which it operates. If we determine that it is more probable that it will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that it will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released as income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Other Income and Expense

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income from investments accounted for on the equity method.

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2010 and 2009.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The authoritative guidance provided by FASB requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a material loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position, results of operations or cash flows.

Net Income (Loss) per Share

Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. See Note 12, “Computation of Net Income (Loss) per Share.”

Accumulated Other Comprehensive Income

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available-for-sale” and minimum pension liability, net of tax. See Note 11, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income.”

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, we manufacture approximately 61.2% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We rely on third party suppliers to provide the remaining 38.8%. The principal external foundry for power semiconductors is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers

We purchase silicon substrates from a limited number of vendors, most of whom we do not have long term supply agreements with. Any of these suppliers could terminate their relationship with us at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. There can be no assurance that problems will not occur in the future with suppliers.

Employees Covered by Collective Bargaining Arrangements

Approximately 128, or 66.7%, and 295, or 60.8%, of our employees in the United Kingdom and Germany, respectively, have their annual pay increases negotiated by a labor union.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk comprise principally cash and cash equivalents and trade accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically by management to minimize credit risk. Regarding cash and cash equivalents, the policy authorizes the investment of excess cash in deposit accounts, time deposits, certificates of deposit, bankers’ acceptances, commercial paper rated AA or better and other money market accounts and instruments of similar liquidity and credit quality.

We invest our excess cash primarily in foreign and domestic banks in short term time deposit and money market accounts. Maturities are generally three months or less. Additionally, we invest in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. We have not experienced any losses on such investments.

We sell our products primarily to distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers and generally do not require collateral. An allowance for potential credit losses is maintained by us. See Note 15, “Segment and Geographic Information” for a discussion of revenues by geography.

In the year ended March 31, 2010, one customer accounted for 10.9% of our net revenues. In fiscal year 2009 and 2008, no customer accounted for more than 10% of net revenues. At March 31, 2010, 2009 and 2008, one customer accounted for 15.3%, 16.8% and 11.8% of accounts receivable, respectively. We believe that the receivable balance from the largest customer does not represent a significant credit risk based on financial analysis and past collection experience.

We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with the policies approved by our Board of Directors.

Stock-Based Compensation Plans

We have employee equity incentive plans, which are described more fully in Note 10, “Employee Equity Incentive Plans.” The authoritative guidance provided by FASB requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest.

Under the authoritative guidance provided by FASB, the compensation cost recognized beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under our Employee Stock Purchase Plan is estimated on the issuance date and using the Black-Scholes options pricing model.

Accounting Changes and Recent Accounting Pronouncements

On July 1, 2009, FASB officially launched the FASB Accounting Standards Codificationtm, or Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles, or GAAP. The Codification, which is effective for interim and annual periods ending on or after September 15, 2009, is organized into approximately 90 accounting topics. Going forward, U.S. GAAP will no longer be issued in the form of an “accounting standard,” but as an update to the applicable “topic” or “subtopic” within the Codification. As such, accounting guidance will be classified as either “authoritative” or “non-

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative” based on its inclusion in or exclusion from the Codification. We adopted the Codification starting with the quarter ended September 30, 2009.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB on business combinations. The guidance requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset, and once the project is completed, amortized over its estimated useful life. The guidance is applicable to business combinations on a prospective basis, and applied to the acquisition of assets from Leadis Technology, Inc., or Leadis, and the acquisition of the outstanding common stock of Zilog, Inc, or Zilog. See Note 3, “Business Combinations” for further information regarding the acquisition.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption did not have a significant impact on our consolidated financial statements.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB that changes the accounting and reporting for noncontrolling interests. The guidance establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The guidance is not presently applicable to us.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and on identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The adoption did not have any impact on our consolidated financial statements.

In the fiscal year ended March 31, 2010, we adopted the authoritative guidance issued by FASB on employers’ disclosures about postretirement benefit plan assets. The guidance requires more detailed annual disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The guidance does not change the accounting treatment for postretirement benefits plans and the adoption did not have any impact on our consolidated financial statements.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB on recognition and presentation of other-than-temporary impairment. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance also clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. The adoption of this guidance did not have any impact on our consolidated financial statements.

In the quarter ended June 30, 2009, we adopted the authoritative guidance issued by FASB on interim disclosure about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Additionally, the guidance requires disclosure of the methods and significant assumptions used to estimate the fair

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of financial instruments on an interim basis as well as changes of methods and significant assumptions from prior periods. The guidance does not change the accounting treatment for these financial instruments and the adoption did not have a significant impact on our consolidated financial statements.

In the quarter ended September 30, 2009, we adopted the authoritative guidance issued by FASB on fair value measurements and disclosures. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain defined valuation techniques. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

In June 2009, FASB issued authoritative guidance on the consolidation of variable interest entities. The guidance eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It requires an ongoing reassessment of whether an entity is the primary beneficiary. The guidance is effective for us beginning in the quarter ending June 30, 2010. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements.

In January 2010, the FASB issued an accounting standards update that amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements and a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements. The requirement for new disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of the effective portion of this pronouncement during the quarter ended March 31, 2010 did not have a material impact on our consolidated financial statements.

3.	Business Combinations

Zilog, Inc.

On February 18, 2010, we completed the acquisition of Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. We acquired all outstanding shares as of the acquisition date for a cash consideration of $62.5 million and Zilog became our wholly-owned subsidiary. The acquisition is intended to add digital control to our power management and to create more cost-effective system integration solutions for our diversified customer base.

As of March 31, 2010, we have incurred $1.2 million in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration paid for Zilog and the preliminary values of the assets acquired and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Preliminary Purchase
Price Allocation

Cash, restricted cash and cash equivalents	$35,237
Trade receivables	2,088
Inventories	3,406
Property, plant and equipment	1,373
Deferred tax assets	4,397
Other assets	3,813
Identifiable intangible assets	14,000
Trade payable	(1,869)
Accruals and other liabilities	(8,776)
Total identifiable net assets	53,669
Goodwill	8,821

Total purchase price	$62,490

The fair value of assets acquired included gross contractual trade receivables of $3.3 million, of which an estimated $1.2 million is not expected to be collected, resulting in a fair value of $2.1 million. Other receivables, included above in other assets, were stated at their fair value, which also approximates the gross contractual amount of the receivable.

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog, trade name and information technology related assets. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and royalty savings approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, contract backlog and customer relationships. We utilized a discount rate of 22% to value these intangibles using the income approach. The royalty savings approach was used to determine the fair value of the trade name and indicates the fair value of an asset based upon a 22% discount rate and a 1% royalty rate. The purchase price allocation table presented above reflects our preliminary determination of the fair values of the assets acquired and liabilities assumed. We are in the process of completing our review of income tax related effects in order to finalize the valuation reports.

The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of Zilog. We have one reportable operating segment, so all of the goodwill was assigned to that segment. The goodwill is not deductible for tax purposes.

Zilog contributed revenues and profit before tax of $4.9 million and $447,000, respectively, in our consolidated statements of operations for the year ended March 31, 2010.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Financial Information (unaudited):

The consolidated financial statements include the operational results of the acquired business from the date of acquisition on February 18, 2010. The following pro forma summary gives effect to the acquisition of Zilog as if it had occurred at the beginning of fiscal 2010 and fiscal 2009. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods.

	Years Ended March 31
	2010	2009
	(In thousands, except
	per share data)
	(unaudited)

Pro forma net revenues	$271,828	$309,709

Pro forma net loss	$(7,049)	$(22,123)

Pro forma net loss per share (basic)	$(0.23)	$(0.71)

Pro forma net loss per share (diluted)	$(0.23)	$(0.71)

Leadis Technology, Inc.

On September 14, 2009, we completed the acquisition of the assets and certain associated intellectual property of the LED driver and display driver businesses of Leadis. The acquisition was undertaken to expand our market opportunity in the LED market.

The total consideration for the inventory and the identifiable intangible assets acquired was $4.1 million, which was paid in cash.

The following table represents the purchase price allocation of assets acquired on the closing date of the acquisition (in thousands):

Purchase Price
Allocation

Inventory	$937
Intangible assets	2,810
Goodwill	304

Total purchase price	$4,051

Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying intangible assets. Since these assets were acquired by an entity with a favorable tax ruling, goodwill will not result in any effective tax benefit. The primary item that generated the goodwill is the value of the synergies between the acquired businesses and our previously existing business, which does not qualify as an amortizable intangible asset. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach. As of March 31, 2010, we have incurred $134,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

The pro forma financial information has not been included in the unaudited summary above because the effect of this acquisition was not material to our financial results.

Reaction Technology Incorporated

On September 10, 2008, we acquired all the outstanding shares of Reaction Technology Incorporated, or RTI, a privately held company based in Santa Clara, California. RTI is a supplier of silicon epitaxy and silicon coatings to

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the semiconductor and industrial sectors. The acquisition of RTI is intended to improve our ability to meet our production requirements and provide us more control over an element of our manufacturing process. For accounting purposes, the purchase price for the acquisition was $3.2 million, consisting of the following (in thousands):

Cash consideration	$1,031
Note issued	2,000

Total acquisition consideration	3,031
Transaction costs	192

Total purchase price	$3,223

We also purchased the land and building formerly leased by RTI from its majority shareholder for cash consideration of $1.5 million.

The following table represents the purchase price allocation and summarizes the aggregate estimated fair values of the net assets acquired on the closing date of the acquisition (in thousands):

Purchase Price
Allocation

Cash	$804
Other current assets	734
Plant and equipment	1,379
Current liabilities	(443)
Note payable to bank	(853)
Deferred tax liability	(813)
Intangibles	1,620
Goodwill	795

Total purchase price	$3,223

The fair values set forth above are based on a valuation of RTI’s assets and liabilities performed in accordance with the authoritative guidance issued by the FASB on business combinations and reflect “push-down” accounting in accordance with SEC regulations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not deductible for tax purpose. The intangible assets primarily consist of related customer relationships. In light of the recession then underway and the resulting impact on our revenues, we estimated the useful life of these intangible assets to be 6 months. Consequently, the assets were fully amortized as of March 31, 2009. The income approach and the royalty savings approach were used to determine the fair value of the identified intangibles. In presenting the purchase price allocation above, we also valued a deferred tax liability. In its fiscal year ended December 31, 2007, RTI’s unaudited net revenues were about $3.8 million. Pro forma financial information has not been included in the unaudited summary above because the effects of this acquisition were not material to our consolidated results of operations.

The consolidated financial statements include the results of operations of these acquired businesses commencing as of their respective acquisition dates.

4.	Fair Value

The authoritative guidance provided by FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider our principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. The guidance also specifies a fair value hierarchy based upon the observability of inputs used in

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with the guidance, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2010 and March 31, 2009 (in thousands):

	March 31, 2010(1)			March 31, 2009(1)
		Fair Value			Fair Value
		Measured at			Measured at
		Reporting Date			Reporting Date
		Using			Using
	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Marketable equity securities(2)	$198	$198	$—	$525	$525	$—
Auction rate preferred securities(2)	375	—	375	—	—	—
Derivative contract(3)	(109)	—	(109)	(124)	—	(124)

Total assets measured at fair value	$464	$198	$266	$401	$525	$(124)

(1)	We did not have any assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our consolidated balance sheets.

(3)	Included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices in an active markets and are, therefore, classified as Level 1 estimates.

We use derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the authoritative guidance provided by FASB, the fair values of these instruments are recorded on the balance sheet. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in current period’s income statement and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the derivative contract. Auction Rate Preferred Securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers.

All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the consolidated balance sheet as of March 31, 2010. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at March 31, 2010. See Note 9, “Pension Plans” for a discussion of pension liabilities and fair value of the plan assets.

5.	Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2010	2009

“Available-for-sale” investment securities	$573	$525
Long term equity investment	4,446	4,183
Other	1,416	1,764

Total other assets	$6,435	$6,472

Available-for-sale investment securities have been stated at their fair value as of March 31, 2010 and include an unrealized gain, net of taxes, of $27,000 at March 31, 2010, and unrealized loss, net of taxes, of $4,000 at March 31, 2009.

Available-for-sale investments as of March 31, 2010 and March 31, 2009 were as follows (in thousands):

	Fiscal Year 2010				Fiscal Year 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Marketable Equity Securities	$530	$46	$(3)	$573	$531	$78	$(84)	$525

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2010 and March 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
Period	Losses	Value	Losses	Value	Losses	Value

March 31, 2010	$1	$63	$2	$4	$3	$67
March 31, 2009	$18	$86	$66	$12	$84	$98

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2010 and March 31, 2009. Based on evaluation of available evidence as of March 31, 2010, we believe that unrealized losses on marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

During fiscal 2010, we recognized a gain of $70,000 on the sale of available-for-sale investment securities. In respect to those securities, we had an unrealized gain of $78,000, which was included in accumulated other comprehensive income as of March 31, 2009.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long term equity investments represent investment accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

6.	Balance Sheet Details

Allowances Movement (in thousands)

	Balance at					Balance at
	Beginning				Translation	End of
	of Year	Additions		Deductions	Adjustments	Year

Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2010	$1,899	$5,967	(1)	$(4,430)	$30	$3,466
Year ended March 31, 2009	$1,712	$5,951		$(5,656)	$(108)	$1,899
Year ended March 31, 2008	$2,847	$3,201		$(4,452)	$116	$1,712

(1)	Includes $1.2 million additions from the Zilog acquisition.

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2010	2009

Raw materials	$12,216	$14,431
Work in process	35,339	39,916
Finished goods	18,028	21,254

Total inventories	$65,583	$75,601

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2010	2009

Property and plant (useful life of 24 to 50 years)	$32,328	$32,192
Equipment owned (useful life of 1 to 14 years)	78,691	73,599
Equipment capital leases (useful life of 4 years)	32,296	32,103
Leasehold improvements (useful life of up to 8 years)	1,292	923

	144,607	138,817
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(68,737)	(62,590)
Accumulated amortization — equipment capital leases	(28,282)	(23,315)

	$47,588	$52,912

Depreciation expense for fiscal years ended March 31, 2010, 2009 and 2008 amounted to $13.4 million, $12.7 million and $12.5 million, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2010	2009

Uninvoiced goods and services	$11,029	$5,755
Compensation and benefits	6,876	5,916
Income taxes	2,763	1,232
Restructuring accrual	1,205	—
Commission, royalties, deferred revenue and other	3,125	2,439

Total accrued expenses and other liabilities	$24,998	$15,342

7.	Goodwill and Intangible Assets

Goodwill

During fiscal 2010, we completed two acquisitions and recorded goodwill of $9.1 million in connection with those acquisitions. Refer to Note 3, “Business Combinations” for details of goodwill resulting from each of the acquisitions of Zilog and Leadis businesses. The acquisition of Zilog was completed in February 2010 and result in preliminary goodwill of $8.8 million. The acquisition of Leadis businesses was completed in September 2009 and resulted in goodwill of $304,000. The goodwill was evaluated based on the factors affecting the business and management concluded that there was no impairment of goodwill.

During fiscal 2009, when we performed our goodwill impairment analysis, we concluded that all of the goodwill was impaired. The goodwill balance was allocated to three of our six reporting units. As a result of our analysis, we concluded that the carrying amount of goodwill for each of these three reporting units exceeded their implied fair values. Consequently, a total impairment charge of $6.4 million was recorded for fiscal 2009 to write off all of the then outstanding goodwill and was included under “Impairment charges” in the 2009 consolidated statements of operations. In performing the analysis, we considered the income approach in determining the implied fair value of the goodwill. The income approach requires estimates of future operating results and cash flows of each of the reporting units, which are discounted using estimated discount rates of approximately 18%.

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

The changes in the carrying amount of goodwill for the years ended March 31, 2010 and 2009 are as follows (in thousands):

	March 31,
	2010	2009

Goodwill	$6,440	$5,645
Accumulated impairment losses	(6,440)	—

Net goodwill at beginning of period	—	5,645
Goodwill acquired in acquisition	9,125	795
Impairment charge	—	(6,440)

Net goodwill at end of period	$9,125	$—

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2010 (in thousands):

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Developed intellectual property	$6,000	$366	$5,634
Customer relationships	6,310	644	5,666
Contract backlog	3,170	753	2,417
Other intangible assets	2,084	498	1,586

Total identifiable intangible assets	$17,564	$2,261	$15,303

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of Zilog and Leadis. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

		Amortization	Estimated
	Fair Value	Method	Useful Life
	(In thousands)		(In months)

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Total acquired intangible assets	$16,810

Identified intangible assets consisted of the following as of March 31, 2009 (in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

Customer relationships	$1,620	$1,620	—
Other intangible assets	509	253	256

Total identifiable intangible assets	$2,129	$1,873	$256

In fiscal 2009, we acquired certain intangible assets, primarily comprising of customer relationships, aggregating to $1.6 million in the business combination of RTI. These intangible assets were amortized over 6 months and, as a result, were fully amortized as of March 31, 2009. Refer to Note 3, “Business Combinations” for more details on the acquisitions.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets amounted to $2.0 million in fiscal 2010, of which $169,000 was included in cost of sales and operating expenses. For fiscal year ended March 31, 2009, amortization expense for intangible assets amounted to $1.8 million, of which $216,000 was included in cost of sales and operating expenses. The amortization of intangible assets is expected to be $7.2 million, $3.0 million, $2.2 million, $973,000, $973,000 and $896,000 in fiscal 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

8.	Borrowing Arrangements

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

For the initial period, we chose a six-month LIBOR commitment, resulting in an interest rate, inclusive of BOW’s margin, of 3.0625% per annum. During the year ended March 31, 2010, monthly interest of approximately $38,000 was paid to BOW.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability beginning with the quarter ended June 30, 2010, maximum losses in the fiscal quarters before such quarter, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At March 31, 2010, we were in compliance with the financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility commencing April 1, 2010. See Note 18, “Commitment and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at March 31, 2010 was €6.8 million, or $9.2 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary.

We have entered into an interest rate swap to economically hedge the interest rate risk. Under the swap arrangement, during the first five years of the loan, if the Euribor rate exceeds 3.75%, then the Euribor rate for the purposes of the loan shall be 4.1%, and, if the Euribor rate falls below 2.0%, then the Euribor rate for the purposes of the loan shall be 3.0%. The effective interest rate at March 31, 2010 was 3.7%. The swap agreement expires on June 30, 2010 and is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $225,000, and a payment of accrued interest are required.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loan is subject to a set of financial covenants, including a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2010, we were in compliance with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by us in Lampertheim, Germany.

LaSalle Bank National Association

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carries a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The loan is due and payable on February 1, 2011. At maturity, the remaining balance on the loan will be approximately $7.1 million. The loan is secured by a guarantee from us and collateralized by a security interest in the property acquired. Aggregate loan costs of $93,000 incurred in connection with the loan are amortized over the loan period, and the unamortized balance is shown net of the loan liability.

Note Issued on Acquisition

On September 10, 2008, we issued a note with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of RTI. The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6.0%. The note is collateralized by a security interest in the property acquired and the current assets of RTI. Refer to Note 3, “Business Combinations” for more details regarding the acquisition.

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2010 were as follows (in thousands):

Fiscal Year Payable	Amount

2011	$8,434
2012	16,307
2013	1,333
2014	1,125
2015	897
Thereafter	4,709

Total	32,805
Less: Current portion	8,434

Long term portion	$24,371

9.	Pension Plans

We maintain two defined benefit pension plans: one for United Kingdom employees and one for German employees. These plans cover most of the employees in the United Kingdom and Germany. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. Both plans have been curtailed. As such, the plans are closed to new entrants and no credit is

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for additional periods of service. In connection with the Zilog acquisition, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. The plan is consistent with local statutes and practices. Net periodic pension cost for the year ended March 31, 2010 for the new plan was insignificant as the Zilog acquisition was completed in February 2010. The components of the projected benefit obligation assumed and the fair value of the assets assumed are disclosed in the tables below under the title “Business combinations.”

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2010	2009	2008

Service cost	—	—	—
Interest cost	1,924	2,174	2,168
Expected return on plan assets	(1,003)	(1,616)	(1,782)
Recognized actuarial loss	120	84	123

Net periodic pension expense	$1,041	$642	$509

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2010	2009

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$26,593	$41,293
Service cost	—	—
Interest cost	1,924	2,174
Plan participants contribution	—	—
Actuarial gain (loss)	7,013	(5,864)
Benefits paid	(1,273)	(1,353)
Business combination	1,202	—
Foreign currency adjustment	795	(9,657)

Projected benefit obligation at year end	$36,254	$26,593

Change in plan assets
Fair value of plan assets at the beginning of the year	$13,418	$24,065
Actual return (loss) on plan assets	5,306	(4,275)
Employer contribution	702	730
Plan participants contribution	—	—
Benefits paid from assets	(825)	(969)
Business combination	1,330	—
Foreign currency adjustment	501	(6,133)

Plan assets at fair value at year end	$20,432	$13,418

Unfunded status of the plan at year end	$(15,822)	$(13,175)
Pension liability recognized on the balance sheet due after one year	$(15,822)	$(13,175)

Amounts recognized in Accumulated other comprehensive income (loss)
Unrecognized actuarial loss (gross of taxes, $1,685 for 2010 and $942 for 2009)	$5,719	$3,364

Amount recognized as component of stockholders’ equity — pretax	$5,719	$3,364

Accumulated benefit obligation at year end	$35,825	$26,586

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year Ended March 31,
	2010	2009

Discount rate	5.4-8.84%	6.0-7.2%
Expected long term rate of return on assets	6.0-7.4%	4.4-6.8%
Salary scale	1.5-6.0%	1.5%

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2011 includes amortization of actuarial loss of $173,000. Approximately 58% of the accrued pension liability relates to the German plan and 42% to the United Kingdom plan.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets do not include our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the Trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. The target allocation of the United Kingdom plan assets that we control is 75% equity securities and 25% fixed income instruments. This objective has not been achieved due to the relative investment return of the two asset classes.

The German plan was held by a separate legal entity. As of March 31, 2010, the German defined benefit plan was completely unfunded.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. BPI had a BB+/stable rating from Fitch, an international credit rating agency, for the long term local currency issuer default risk. The target allocation for the Philippine fund was 70% to fixed income securities, 25% to equities and 5% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $752,000 in the fiscal year ending March 31, 2011. This contribution is primarily contractual. The fair values and the allocation of the assets of the plans at the measurement dates were as follows:

	Year Ended		Year Ended
	March 31, 2010		March 31, 2009
	(000)%		(000)%

Equity securities	$15,865	78%	$10,244	76%
Debt securities	4,374	21%	2,734	21%
Other	193	1%	440	3%

Total	$20,432	100%	$13,418	100%

Approximately 81% of the assets of the United Kingdom fund were invested in equity securities while 18% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. For our Philippine fund, the investment advisors have a moderately aggressive risk tolerance policy with an investment objective of higher capital appreciation with steady income and an investment horizon of 5 to 10 years. Approximately 69% of the assets of the fund are invested in fixed income securities, primarily comprising of government instruments.

All the plan’s securities are publicly traded and highly liquid. Therefore, the securities are valued under Level 1. The plans do not hold any level 2 or level 3 securities.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Benefit
Fiscal Year Ended:	Payment

March 31, 2011	$1,107
March 31, 2012	1,169
March 31, 2013	1,238
March 31, 2014	1,318
March 31, 2015	1,744
Five fiscal years ended March 31, 2020	9,854

Total benefit payments for the ten fiscal years ended March 31, 2020	$16,430

10.	Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2009 Equity Incentive Plan

Stock Options

On September 10, 2009, our stockholders approved the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options.

Under the 2009 Plan, nonqualified and incentive stock options may be granted to employees, consultants and non-employee directors. Generally, the per share exercise price shall not be less than 100% of the fair market value of a share on the grant date. The Board of Directors has the full power to determine the provisions of each option issued under the 2009 Plan. While we may grant options that become exercisable at different times or within different periods, we have granted options that primarily vest over four years. The options, once granted, expire ten years from the date of grant.

Restricted Stock

Restricted stock awards may be granted to any employee, director or consultant under the 2009 Plan. Pursuant to a restricted stock award, we will issue shares of common stock that will be released from restriction if certain requirements, including continued performance of services, are met.

Stock Appreciation Rights

Awards of stock appreciation rights, or SARs, may be granted to employees, consultants and nonemployee directors pursuant to the 2009 Plan. In any event, the exercise price of a SAR shall be not less than 100% of the fair market value of a share on the grant date and shall expire no later than ten years from the grant date. Upon exercise, the holder of SAR shall be entitled to receive payment either in cash or a number of shares by dividing such cash amount by the fair market value of a share on the exercise date.

Performance Units

Performance units may be granted to employees, consultants and nonemployee directors under the 2009 Plan. Each performance unit shall have a value equal to the fair market value of one share. After the applicable performance period has ended, the holder will be entitled to receive a payment, either in cash or in the form of shares, based on the number of performance units earned over the performance period, to be determined as a function of the extent to which the corresponding performance goals or other vesting provisions have been achieved.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan

Stock Options

Prior to May 2009, stock options were granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan, or the 1999 Plans, for not less than 85% of fair market value at the time of grant. Once granted, the options expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vest over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vest over four years and subsequent annual grants vest over one year. The 1999 Plans expired in May 2009 and no additional grants may be made thereunder.

Restricted Stock Units

We granted restricted stock unit awards, or RSUs, under the 1999 Equity Incentive Plan. Pursuant to a RSU award, we will, in the future, deliver shares of our common stock if certain requirements, including continued performance of services, are met. RSUs granted to employees typically vest over four years. When vested, each RSU will entitle the holder of the RSU award to one share of our common stock.

Zilog 2004 Omnibus Stock Incentive Plan

The Zilog 2004 Omnibus Stock Incentive Plan, or the Zilog 2004 Plan, was approved by the stockholders of Zilog in 2004, and was amended and approved by the stockholders of Zilog in 2007. In connection with the acquisition of Zilog, our Board of Directors approved assumption of the Zilog 2004 Plan. Employees of Zilog and persons first employed by our company after the closing of the acquisition of Zilog may receive grants under the Zilog 2004 Plan. Under the 2004 Plan, incentive stock options, non statutory stock options, or restricted shares may be granted. At the time of the assumption of the Zilog 2004 Plan by our company, up to 652,963 shares of our common stock were available for grant under the plan.

In general, the options and shares granted pursuant to the Zilog 2004 Plan are exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the plan administrator, generally expected to be the Compensation Committee of our Board of Directors, determines in the applicable option agreement. The exercise price per share, payable upon the exercise of an option, is established by such administrator at the time of the grant and is not less than the par value per share of common stock on the date of the grant and in the case of an incentive stock option generally is not less than 100% of the fair market value per share on the date of grant.

In general, restricted stock awards granted pursuant to the Zilog 2004 Plan are subject to the restricted stock award agreement that reflects the terms, conditions and restrictions related to the restricted stock award. The agreement includes, among other things, the period during which the restricted stock is subject to forfeiture, the imposition of any performance-based conditions or other restrictions on the award, if any.

Zilog 2002 Omnibus Stock Incentive Plan

The Zilog 2002 Omnibus Stock Incentive Plan, or the Zilog 2002 Plan, was adopted in 2002. In connection with the acquisition of Zilog, our Board of Directors approved the assumption of the Zilog 2002 Plan with respect to the shares available for grant as stock options. Employees of Zilog and persons first employed by our company after the closing of the acquisition of Zilog may receive grants under the Zilog 2002 Plan. At the time of the assumption of the Zilog 2002 Plan by our company, up to 366,589 shares of our common stock were available for grant under the plan.

Stock options granted under the Zilog 2002 Plan were permitted to be: (i) incentive stock options or nonqualified stock options or (ii) EBITDA-linked options and/or non-EBITDA linked options. We will not grant any EBITDA-linked options and none are outstanding. In general, non-EBITDA-linked options granted pursuant to

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Zilog 2002 Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as is determined by the plan administrator, generally expected to be the Compensation Committee of our Board of Directors, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by such administrator, in its sole discretion, at the time of grant. The term of a non-EBITDA-linked option is determined at the time of grant, but will not exceed ten years.

Employee Stock Purchase Plan (“ESPP”)

In May 1999, we approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2010, there were 86,668 shares purchased under the Purchase Plan, leaving approximately 148,000 shares available for purchase under the plan in the future.

Fair Value of Stock Compensation

The authoritative guidance provided by FASB requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

Under the authoritative guidance provided by FASB, the compensation cost recognized by us beginning in fiscal 2007 includes compensation cost for all equity incentive awards granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB, and compensation cost for all equity incentive awards granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under our Employee Stock Purchase Plan is estimated on the issuance date and using the Black-Scholes options pricing model, consistent with the requirements of the authoritative guidance provided by FASB.

The following table summarizes the effects of share-based compensation recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Employee Stock Purchase Plan (in thousands except per share amounts):

	Year Ended March 31,
Income Statement Classifications	2010	2009	2008

Selling, general and administrative expenses	$3,160	$2,816	$2,164

Share-based compensation effect on income before taxes	3,160	2,816	2,164
Benefit from income taxes	1,151	971	639

Net share-based compensation effects on net income (loss)	$2,009	$1,845	$1,525

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, there were $4.9 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years. Total tax benefit realized during the year ended March 31, 2010 on stock options was $1.2 million.

The weighted average estimated values of employee stock option grants and rights granted under the Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2010, 2009 and 2008, were based on estimates at the date of grant as follows:

				Employee Stock
	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2010(1)	2009	2008	2010	2009	2008

Weighted average estimated per share fair value of grant	$3.49	$3.39	$4.11	$4.19	$4.21	$2.89
Risk-free interest rate	2.3%	2.4%	4.6%	0.4%	2.6%	4.8%
Expected term (in years)	5.0	4.6	4.3	0.5	0.5	0.5
Volatility	57.0%	50.5%	48.7%	80.1%	77.8%	44.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	All stock options were granted during the second quarter ended September 30, 2010.

We estimate the expected term of options granted based on the historical average period over which the options are exercised by employees. We estimate the volatility of our common stock on historical volatility measures. We base the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any additional cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We recognize the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2010.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under our equity incentive plans for fiscal 2008, 2009 and 2010 is summarized below:

		Options Outstanding		Weighted Average
	Shares Available	Number of	Intrinsic	Exercise Price
	for Grant	Shares(1)	Value(2)(3)	per Share(4)
			(000)

Stock Options
Balances, March 31, 2007	5,166,623	4,456,025	$14,528	$8.27
New shares authorized	1,000,000	—
Options granted	(815,200)	815,200		$9.32
Options exercised	—	(238,679)	$941	$4.53
Stock grants	—	—
Options cancelled	73,291	(73,291)		$9.69
Options expired	122,225	(130,438)		$14.00

Balances, March 31, 2008	5,546,939	4,828,817	$4,779	$8.46
New shares authorized	1,000,000	—
Options granted	(1,920,500)	1,920,500		$7.84
Options exercised	—	(548,294)	$3,270	$5.11
Stock grants	—	—
Options cancelled	—	—
Options expired	137,454	(137,454)		$14.81

Balances, March 31, 2009(5)	4,763,893	6,063,569	$7,834	$8.42

Plan authorization expired	(4,763,893)	—
New shares authorized(5)	900,000	—
Assumed plans(6)	1,019,552	—
Options granted	(100,000)	100,000		$6.88
Options exercised	—	(881,150)	$4,106	$2.89
Stock grants	—	—
Options cancelled	—	(56,750)		$7.00
Options expired	—	(37,396)		$12.40

Balances, March 31, 2010	1,819,552	5,188,273	$4,570	$9.32
Restricted Stock Units
Balances, March 31, 2007	(153,500)	139,352		$9.54
Granted	—	—
Vested	—	(40,268)	$401	$9.46
Forfeited	1,734	(1,734)		$9.35

Balances, March 31, 2008	(151,766)	97,350		$9.58
Granted	—	—
Vested	—	(32,450)	$285	$9.58
Forfeited	—	—

Balances, March 31, 2009	(151,766)	64,900		$9.58
Granted	—	—
Vested	—	(32,450)	$251	$9.58
Forfeited	—	(250)		$9.73

Balances, March 31, 2010	(151,766)	32,200		$9.58

Balances, March 31, 2010	1,667,786	5,220,473

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The number of stock option exercised and restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	For RSUs, represents value of our stock on the date the restricted stock unit vests.

(3)	Except for options exercised, these amounts represent the difference between the exercise price and $8.54 per share, the closing price of our stock on March 31, 2010 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(4)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

(5)	The 1999 Plans expired in May 2009. On September 10, 2009, our stockholders approved the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options.

(6)	Represents IXYS shares available for grant under the Zilog 2002 Omnibus Stock Incentive Plan and the Zilog 2004 Omnibus Stock Incentive Plan assumed on acquisition of Zilog.

The following table summarizes information about stock options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
	Number of		Weighted	Number of	Weighted
Exercise Price	Shares	Weighted Average	Average Exercise	Shares	Average Exercise
per Share	Outstanding	Contractual Life	Price per Share	Exercisable	Price per Share

$ 2.51 - 5.00	107,126	2.3	$4.64	107,126	$4.64
$ 5.01 - 7.75	2,111,367	6.8	$6.70	1,015,492	$6.80
$ 7.76 - 10.00	1,215,720	5.2	$8.76	936,970	$8.67
$10.01 - 12.50	954,960	6.2	$10.84	737,210	$10.81
$12.51 - 29.50	799,100	4.9	$15.91	671,600	$16.53

	5,188,273	6.0	$9.32	3,468,398	$9.98

Of the 5,188,273 options outstanding, 3,468,398 were exercisable on March 31, 2010 at a weighted average exercise price of $9.98 per share, with an intrinsic value of $2.4 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2010 is 6.0 years and 4.8 years, respectively. Fair value of options that vested during the year ended March 31, 2010 was $2.8 million.

11.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of other comprehensive income (loss) and related tax effects were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Unrealized gain (loss) on available-for-sale investments securities, net of taxes $17 in 2010, ($186) in 2009, and ($263) in 2008	$31	$(362)	$(286)
Change in accumulated net actuarial income (loss), net of taxes, ($743) in 2010, $725 in 2009, and ($148) in 2008	(1,612)	678	(353)
Foreign currency translation adjustments	1,491	(15,602)	9,779

Total other comprehensive income (loss)	$(90)	$(15,286)	$9,140

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Year Ended March 31,
	2010	2009

Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes $15 in 2010 and ($2) in 2009	$27	$(4)
Accumulated net actuarial loss, net of taxes of ($1,685) in 2010 and ($942) in 2009	(4,034)	(2,422)
Accumulated foreign currency translation adjustments	5,887	4,396

Total accumulated other comprehensive income	$1,880	$1,970

12.	Computation of Net Income (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2010	2009	2008

Basic:
Weighted-average shares	31,005	31,087	31,906

Net income (loss)	$(677)	$(3,349)	$23,289

Net income (loss) per share	$(0.02)	$(0.11)	$0.73

Diluted:
Weighted-average shares	31,005	31,087	31,906
Common equivalent shares from stock options	—	—	1,125

Weighted-average shares used in diluted per share calculation	31,005	31,087	33,031

Net income (loss)	$(677)	$(3,349)	$23,289

Net income (loss) per share	$(0.02)	$(0.11)	$0.71

We incurred net losses for fiscal 2010 and fiscal 2009. As a result, for fiscal 2010 and fiscal 2009, outstanding options and restricted stock units to purchase 5,220,473 and 6,128,469 shares, respectively, were not included in the diluted net loss per share calculation as their inclusion would have been anti-dilutive. In fiscal 2008, there were outstanding options to purchase 2,455,316 shares at a weighted average exercise price of $11.85 per share that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods.

13.	Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2010, 2009 and 2008, we recorded revenues of $1.2 million, $2.0 million and $2.7 million, respectively, from sales of products to Powersem for use as components in our products. In fiscal 2010, 2009 and 2008, we purchased $2.4 million, $5.1 million and $5.3 million, respectively, from Powersem. At March 31, 2010, 2009 and 2008, the accounts receivable balance from our sales to Powersem was $330,000, $66,000 and $292,000, respectively. The accounts payable balance to Powersem, as of March 31, 2010, 2009 and 2008, was $208,000, $27,000 and $112,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2010 and 2009, EB Tech

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rendered processing services totaling approximately $53,000 and $19,000, respectively, to our company. As of March 31, 2010, no accrued payable balance was due to EB Tech. During the fourth quarter of fiscal 2010, we ordered a $1.0 million accelerator from EB Tech with a deposit of $300,000.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2010.

Omni Microelectronics, a consulting and engineering company majority owned by S. Joon Lee, was paid fees by Samsung Electronics on $26.4 million billed to us by Samsung Electronics during fiscal 2008 for wafer fabrication services. Mr. Lee is a director of our company. Omni Microelectronics’ arrangement with Samsung ended in February 2008.

14.	Employee Savings and Retirement Plan

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2010, 2009 and 2008, we contributed $487,000, $479,000 and $486,000, respectively.

Westcode also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. Westcode contributes between 5% to 7% depending upon the contribution by the employee. Additionally, Westcode pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by Westcode. For the years ended March 31, 2010, 2009 and 2008, Westcode contributed $312,000, $300,000 and $410,000, respectively.

15.	Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. The principle reason in the Zilog acquisition in fiscal 2010 was the synergies with our existing product lines. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our sales by major geographic area (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

United States	$72,362	$78,305	$79,944
Europe and the Middle East
France	4,570	7,552	7,776
Germany	27,419	40,703	44,222
Italy	4,397	8,071	8,116
Sweden	3,921	4,039	4,019
United Kingdom	14,954	17,379	21,664
Other	25,723	33,962	36,539
Asia Pacific
China	48,991	34,103	39,186
Japan	9,100	8,685	9,467
Korea	7,364	7,182	18,456
Other	13,937	16,051	16,596
Rest of the world
India	6,103	11,423	11,760
Other	4,383	6,097	6,711

Total	$243,224	$273,552	$304,456

The following table sets forth the revenues for each of our product groups for fiscal 2010, 2009 and 2008 (in thousands):

	Year Ended March 31,
	2010	2009	2008

Power semiconductors	$175,845	$216,836	$236,599
Integrated circuits	48,226	32,236	41,097
Systems and RF power semiconductors	19,153	24,480	26,760

Total	$243,224	$273,552	$304,456

In fiscal 2010, one customer accounted for 10.9% of our net revenues. In fiscal 2009 and 2008, none of our customers accounted for more than 10% of our net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany and Westcode in the United Kingdom. The following table summarizes the net revenues, net income (loss) and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2010	2009	2008

Net revenues:
Foreign	$118,954	$138,492	$148,897
Domestic	124,270	135,060	155,559

	$243,224	$273,552	$304,456

Net income (loss):
Foreign	$(3,825)	$4,392	$1,934
Domestic	3,148	(7,741)	21,355

	$(677)	$(3,349)	$23,289

	Year Ended March 31,
	2010	2009

Property, plant and equipment, net:
United States	$29,764	$31,465
Germany	15,667	19,104
United Kingdom	2,152	2,337
Switzerland	5	6

Total property, plant and equipment	$47,588	$52,912

16.	Restructuring Charges

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plans represented severance costs and have been included under “Restructuring charges” on our consolidated statements of operations. The restructuring accrual as of March 31, 2010 was included under “Accrued expenses and other liabilities” on our consolidated balance sheet.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring activity incurred in fiscal 2010 was as follows (in thousands):

Severance and
Related Benefits

Charges	$1,010
Cash payments	(176)
Currency translation adjustment	2

Balance at September 30, 2009	836
Charges	32
Cash payments	(46)
Currency translation adjustment	(11)

Balance at December 31, 2009	811
Charges	572
Cash payments	(127)
Currency translation adjustment	(51)

Balance at March 31, 2010	$1,205

We anticipate that the remaining restructuring obligations of $1.2 million as of March 31, 2010 will be substantially paid by March 31, 2011.

17.	Income Taxes

Income (loss) before income tax consists of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008

Domestic	$4,418	$(2,075)	$25,774
International	(2,084)	5,639	8,205

	$2,334	$3,564	$33,979

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008

Current:
Federal	$2,415	$4,983	$1,098
State	124	441	627
Foreign	1,830	3,748	1,652

	4,369	9,172	3,377
Deferred:
Federal	(1,290)	1,168	6,717
State	946	(480)	187
Foreign	(1,014)	(2,947)	409

	(1,358)	(2,259)	7,313

Total income tax provision	$3,011	$6,913	$10,690

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2010	2009	2008

Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal tax benefit	30	(3)	2
Expense (benefit) of lower tax jurisdictions	94	(1)	(1)
Swiss benefit	—	—	(1)
Goodwill	—	63	—
Credits and other taxes	—	(14)	(4)
Valuation allowance	(82)	114	(2)
Permanent items	—	—	1
Tax reserves	22	—	1
True up for prior periods	—	—	(1)
Share-based compensation	3	—	1
Capitalized expenses	19	—	—
Foreign income	8	—	—

Effective tax provision rate	129%	194%	31%

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2010	2009

Deferred tax assets:
Reserves and allowances	$5,855	$9,536
Other liabilities and accruals	4,612	3,261

Total short term deferred tax assets	10,467	12,797
Other liabilities and accruals long term	2,553	967
Depreciable assets	1,659	884
Net operating loss carryforward	21,282	12,878
Share-based compensation	2,978	2,031
Credits carryforward	1,511	863

Total long term deferred tax assets	29,983	17,623

Total deferred tax assets	40,450	30,420

Less: Valuation allowance	(12,902)	(9,651)

Net deferred tax asset	$27,548	$20,769

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of fiscal 2010, we recorded certain tax adjustments on valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note. At March 31, 2010, we assessed our ability to utilize net operating losses based on positive and negative evidence and correspondingly reduced our reserve of $996,000 of valuation allowance for net operating losses that we estimate to be utilizable.

At March 31, 2010, we had U.S. net operating loss carryforwards of approximately $99.7 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from change in ownership. These carryforwards will expire, if not utilized, from fiscal 2011 to 2028 for U.S. tax purposes. None of the U.S. net operating loss carryforwards represent the stock option deduction arising from activity under our stock option plan. As of March 31, 2010, we had net operating loss carryforwards for foreign income tax purposes of approximately $9.2 million.

During fiscal 2010, our valuation allowance increased by $3.2 million from $9.7 million as of March 31, 2009 to $12.9 million as of March 31, 2010. The change in valuation allowance from fiscal 2009 to fiscal 2010 primarily relates to the valuation allowances on deferred tax assets acquired in connection with the Zilog acquisition.

During fiscal 2010, our deferred tax assets increased primarily due to the acquisition of Zilog. During fiscal 2009, our net deferred tax assets decreased primarily because of increases in reserves. During fiscal 2008, our net deferred tax assets were decreased by the tax benefits associated with a litigation reserve. Our Swiss subsidiary has a tax holiday that expires in 2010. The tax holiday reduced income tax expense by approximately $0 in fiscal 2010, $0 in fiscal 2009 and $359,000 in fiscal 2008.

In fiscal 2008, we adopted standards that changed the accounting for uncertain tax positions. As a result of the adoption, we recognized $6.2 million for unrecognized tax benefits primarily consisting of cross border transactions, pending audits, tax credits and tax positions taken in prior periods. At the adoption date, we had $6.2 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. No valuation allowance was placed on any of these unrecognized tax benefits. At the end of fiscal 2010, we had $6.2 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Out of the aggregate unrecognized benefits of $6.2 million, $0 has been classified under “Accrued expenses and other liabilities” within “Total current liabilities” and the balance of $6.2 million has been classified under “Long term income tax payable” on our consolidated balance sheets. Our liability for unrecognized tax benefits increased by $938,000 from last year principally due to the acquisition of Zilog, reserves for tax items, and includes an increase of $254,000 of accrued interest and penalties. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $1.1 million of accrued interest and penalties at March 31, 2010.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Beginning balance as of March 31, 2007 (date of adoption)	$6,207
Lapse of statute of limitations	(690)
Increases in balances related to tax positions taken during prior periods	320
Decreases in balances related to tax positions taken during prior periods	(2,156)
Increases in balances related to tax positions taken during current period	889

Balance as of March 31, 2008	4,570
Lapse of statute of limitations	(730)
Increases in balances related to tax positions taken during prior periods	314
Increases in balances related to tax positions taken during current period	1,141

Balance as of March 31, 2009	5,295
Lapse of statute of limitations	(1,143)
Increases in balances related to tax positions taken during prior periods	254
Increases in balances related to tax positions taken during current period	1,827

Balance as of March 31, 2010	$6,233

We have made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is our intention to permanently reinvest such earnings in our foreign subsidiaries. If such earnings were distributed, we would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements, as defined in Internal Revenue Code Section 382 and similar state provisions. In the event we had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

18.	Commitments and Contingencies

Commitments

We lease certain equipment under capital lease arrangements expiring through fiscal 2013 at interest rates of 4.4% to 6.0%. We rent certain of our facilities under operating leases expiring through fiscal 2022.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital, operating leases and commitments for inventory purchase are as follows (in thousands):

	Capital	Operating	Inventory Purchase
Fiscal Year Ended March 31,	Leases	Leases	Obligations	Total

2011	$3,021	$2,105	$12,063	$17,189
2012	1,319	1,923	20,712	23,954
2013	437	1,055	6,000	7,492
2014	—	675	3,000	3,675
2015	—	651	—	651
Thereafter	—	3,783	—	3,783

Total minimum payments	4,777	$10,192	$41,775	$56,744

Less: interest	236

	4,541
Less: current portion	2,845

	$1,696

Rent expense for fiscal years ended March 31, 2010, 2009 and 2008 amounted to $1.3 million, $1.2 million and $1.6 million, respectively.

As of March 31, 2010 and 2009, we had cash deposits with financial institutions of $813,000 and $136,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on our balance sheets.

On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million upon the expiration of the current facility on March 31, 2010. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit for which the entire $15.0 million was drawn as of March 31, 2010. The credit agreement expires on October 31, 2011. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

At March 31, 2008, we guaranteed, for certain events of default, a $5.0 million line of credit issued by a German bank to IXYS GmbH to support a letter of credit facility. There were approximately $1.4 million of open letters of credit to support inventory purchases. Westcode had a Letter of Credit facility from a British bank. There were approximately £315,000, or $628,000, of open letters of credit to support inventory purchases. The bank also issued a guarantee on behalf of the subsidiary for £121,000, or $241,000, in connection with a product supply contract. At March 31, 2009, we cancelled the line of credit and letter of credit facilities as these were not required.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case regarding any question of infringement. We reversed the liability recognized in the financial statement upon the ruling of the Federal Circuit Court. In July 2008, International Rectifier filed a petition for a writ of certiorari with the Supreme Court of the United States. In October 2008, the U.S. Supreme Court denied the petition for a writ of certiorari, concluding the litigation.

In a related matter, we incurred litigation costs to defend a key supplier. The U.S. District Court for Central California has issued orders in this defense that resulted in our receipt of about $2.2 million from International Rectifier for litigation costs incurred. We recorded the receipt of the funds as a reduction of operating expenses in the quarter ended March 31, 2009.

In April 2003, LoJack Corporation, or LoJack, filed a suit against Clare, Inc., one of our subsidiaries, in the Superior Court of Norfolk County, Massachusetts, claiming breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, failure to perform services and violation of a Massachusetts statute prohibiting unfair and deceptive acts and practices, all purportedly resulting from Clare’s alleged breach of a contract to develop custom integrated circuits and a module assembly. In February 2006, the jury awarded LoJack $36.7 million in damages. In July 2006, the Superior Court reduced LoJack’s damages to $4.0 million. In July 2007, the Appeals Court of Massachusetts ruled that Clare owed LoJack $805,000 plus simple interest at the rate of 12% per annum from April 2003, which aggregated to $1.2 million. In September 2007, the Supreme Judicial Court of Massachusetts denied the application for further appellate review filed by LoJack. The denial by the Supreme Judicial Court effectively concluded the material litigation between Clare and LoJack. Clare paid LoJack $1.2 million in accordance with the opinion of the Appeals Court. The remaining reserve of $13.0 million was reversed during fiscal 2008.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2010 and 2009.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2010

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2010	2009	2009	2009

Net revenues	$76,561	$64,032	$53,746	$48,885
Gross profit	24,770	15,711	12,608	10,344
Operating income (loss)	5,469	1,718	(909)	(2,573)
Net income (loss)	$4,022	$399	$(1,230)	$(3,868)
Net income (loss) per share — basic(1)	$0.13	$0.01	$(0.04)	$(0.13)
Net income (loss) per share — diluted(1)	$0.13	$0.01	$(0.04)	$(0.13)
Weighted average shares used in per share calculation
Basic	31,320	31,100	30,901	30,679
Diluted	31,409	31,269	30,901	30,679

Fiscal Year Ended March 31, 2009

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2009	2008	2008	2008

Net revenues	$58,244	$58,337	$77,635	$79,336
Gross profit(2)	4,745	12,654	23,797	24,762
Operating income (loss)(2)	(11,231)	(5,037)	7,933	8,309
Net income (loss)(2)	$(10,910)	$(3,982)	$6,059	$5,484
Net income (loss) per share — basic(1)(2)	$(0.36)	$(0.13)	$0.19	$0.18
Net income (loss) per share — diluted(1)(2)	$(0.36)	$(0.13)	$0.18	$0.17
Weighted average shares used in per share calculation
Basic	30,633	30,979	31,554	31,181
Diluted	30,633	30,979	32,887	32,226

(1)	The sum of the quarterly net income (loss) per share are not equal to the annual net income (loss) per share due to the use of quarterly weighted average shares used to determine the quarterly net income (loss) per share as compared to the annual weighted average shares used to determine the annual net income (loss) per share.

(2)	During the fourth quarter of fiscal 2009, we recorded a $660,000 adjustment to increase cost of goods sold as a result of an accumulated overstatement of inventory in prior quarters. The impact of this inventory overstatement was not material to any of the prior quarterly periods presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2010. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2010, our internal control over financial reporting was effective. As they were recent acquisitions within the year, Zilog, Inc. and the business acquired from Leadis Technology, Inc. have not yet been incorporated into our internal control over financial reporting.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IXYS Corporation
Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Control and Procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zilog, Inc. and certain businesses of Leadis Technology, Inc. which were acquired on February 18, 2010 and September 14, 2009, respectively, and both of which are included in the consolidated balance sheet of IXYS Corporation as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Zilog, Inc. and certain businesses of Leadis Technology, Inc. constituted 14% of total assets as of March 31, 2010 and 7% of total net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Zilog, Inc. and certain businesses of Leadis Technology, Inc. because of the timing of the acquisitions, which were completed on February 18, 2010 and September 14, 2009, respectively. Our audit of internal control over financial reporting of IXYS Corporation also did not include an evaluation of the internal control over financial reporting of Zilog, Inc. and certain businesses of Leadis Technology, Inc.

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 11, 2010 expressed an unqualified opinion thereon.

                             /s/  BDO Seidman, LLP

San Francisco, California
June 11, 2010

Item 9B.	Other Information

On June 9, 2010, the Compensation Committee of the Board of Directors of our company awarded Dr. Nathan Zommer, our Chairman of the Board and Chief Executive Officer, and Uzi Sasson, our President, Chief Operating Officer and Chief Financial Officer, $330,000 and $165,000, respectively, as their cash performance compensation for fiscal 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010, or our 2010 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2010 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Restricted Stock Unit Award Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.17*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.18*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.22		Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.23*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.25*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan.
10	.26*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan.
10	.27*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan.
10	.28*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).

Exhibit	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2010

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 11, 2010

/s/ Uzi Sasson Uzi Sasson	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 11, 2010

/s/ Donald L. Feucht Donald L. Feucht	Director	June 11, 2010

/s/ Samuel Kory Samuel Kory	Director	June 11, 2010

/s/ S. Joon Lee S. Joon Lee	Director	June 11, 2010

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 11, 2010

/s/ James M. Thorburn James M. Thorburn	Director	June 11, 2010

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Restricted Stock Unit Award Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.15*	Form of Stock Award (filed on February 14, 2006 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.16*	Assumption Agreement dated August 2, 2007 by and among La Salle Bank National Association, Barber Lane Associates L.P., Menlo Equities LLC, IXYS Buckeye, LLC and IXYS Corporation (filed on November 11, 2007 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.17*	Limited Guaranty dated August 2, 2007 by IXYS Corporation in favor of La Salle Bank National Association (filed on November 11, 2007 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.18*	Promissory Note Secured by Deed of Trust dated December 21, 2000 made by Barber Lane Associates L.P. (filed on November 11, 2007 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.19*	Deed of Trust dated December 21, 2000 on 1590 Buckeye Drive, Milpitas, California (filed on November 11, 2007 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.22		Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.23*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.25*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan.
10	.26*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan.
10	.27*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan.
10	.28*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan.
21.1		List of Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.