Form 10-Q
period 2010-06-30
IXYS CORP /DE/
filed 2010-08-06
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2010 was 31,312,841.

IXYS CORPORATION
FORM 10-Q
June 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$57,423	$60,524
Restricted cash	810	813
Accounts receivable, net of allowances of $3,891 at June 30, 2010 and $3,466 at March 31, 2010	52,018	47,158
Inventories	68,389	65,583
Prepaid expenses and other current assets	5,611	5,219
Deferred income taxes	10,173	10,467

Total current assets	194,424	189,764
Property, plant and equipment, net	44,812	47,588
Intangible assets, net	13,312	15,303
Goodwill	9,170	9,125
Deferred income taxes	17,085	17,081
Other assets	6,360	6,435

Total assets	$285,163	$285,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,199	$2,845
Current portion of loans payable	8,333	8,434
Accounts payable	17,730	17,762
Accrued expenses and other current liabilities	26,796	24,998

Total current liabilities	55,058	54,039
Long term income tax payable	6,235	6,233
Capitalized lease obligations, net of current portion	1,171	1,696
Long term loans, net of current portion	23,299	24,371
Pension liabilities	15,036	15,822

Total liabilities	100,799	102,161

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,881,214 issued and 31,307,927 outstanding at June 30, 2010 and 36,796,751 issued and 31,335,764 outstanding at March 31, 2010	369	368
Additional paid-in capital	184,442	183,242
Treasury stock, at cost: 5,573,287 common shares at June 30, 2010 and 5,460,987 common shares at March 31, 2010	(46,688)	(45,662)
Retained earnings	49,833	43,307
Accumulated other comprehensive income	(3,592)	1,880

Total stockholders’ equity	184,364	183,135

Total liabilities and stockholders’ equity	$285,163	$285,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009
Net revenues	$84,875	$48,885
Cost of goods sold	55,382	38,541

Gross profit	29,493	10,344

Operating expenses:
Research, development and engineering	7,012	4,569
Selling, general and administrative	10,422	8,348
Amortization of acquisition-related intangible assets	1,923	—
Restructuring charges	47	—

Total operating expenses	19,404	12,917

Operating income (loss)	10,089	(2,573)
Other income (expense):
Interest income	73	83
Interest expense	(420)	(395)
Other income (expense), net	2,780	(1,429)

Income (loss) before income tax	12,522	(4,314)
(Provision for) benefit from income tax	(5,996)	446

Net income (loss)	$6,526	$(3,868)

Net income (loss) per share
Basic	$0.21	$(0.13)

Diluted	$0.21	$(0.13)

Weighted average shares used in per share calculation
Basic	31,332	30,679

Diluted	31,701	30,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,526	$(3,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,708	2,860
Provision for receivable allowances	1,930	788
Net change in inventory provision	(2,250)	1,972
Foreign currency adjustments on intercompany amounts	(2,268)	832
Stock-based compensation	792	891
Loss (gain) on investments and disposal of fixed assets	14	(211)
Changes in operating assets and liabilities:
Accounts receivable	(8,144)	7,523
Inventories	(2,454)	1,683
Prepaid expenses and other current assets	(564)	(1,095)
Other assets	88	(4)
Accounts payable	502	(995)
Accrued expenses and other liabilities	2,564	(1,373)
Pension liabilities	(101)	(15)

Net cash provided by operating activities	1,343	8,988

Cash flows from investing activities:
Change in restricted cash	(31)	(44)
Purchases of investments	(35)	(54)
Purchases of property and equipment	(1,361)	(1,354)
Proceeds from sale of investments	—	379

Net cash used in investing activities	(1,427)	(1,073)

Cash flows from financing activities:
Principal payments on capital lease obligations	(784)	(988)
Repayments of long term loans and notes payable	(338)	(365)
Proceeds from employee equity plans	409	705
Purchase of treasury stock	(1,027)	—

Net cash used in financing activities	(1,740)	(648)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,277)	1,270

Net increase (decrease) in cash and cash equivalents	(3,101)	8,537
Cash and cash equivalents at beginning of period	60,524	55,441

Cash and cash equivalents at end of period	$57,423	$63,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2010 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited condensed consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010 contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Accounting Changes and Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the consolidation of variable interest entities. The guidance eliminates a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. It also requires an ongoing reassessment of whether an entity is the primary beneficiary. We adopted the guidance in the quarter ending June 30, 2010. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements.
3. Business Combinations
     Zilog, Inc.
     On February 18, 2010, we completed the acquisition of Zilog, Inc., or Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. We acquired all outstanding shares as of the acquisition date for a cash consideration of $62.5 million and Zilog became our wholly-owned subsidiary. The acquisition is intended to add digital control to our power management and to create more cost-effective system integration solutions for our diversified customer base.

     The following table summarizes the consideration paid for Zilog and the preliminary values of the assets acquired and liabilities assumed at the acquisition date.
     Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Preliminary Purchase
Price Allocation
Cash, restricted cash and cash equivalents	$35,237
Trade receivables	2,088
Inventories	3,406
Property, plant and equipment	1,373
Deferred tax assets	4,244
Other assets	4,163
Identifiable intangible assets	14,000
Trade payable	(1,869)
Accruals and other liabilities	(9,017)

Total identifiable net assets	53,625
Goodwill	8,865

Total purchase price	$62,490

     The fair value of assets acquired included trade receivables of $3.3 million, of which an estimated $1.2 million is not expected to be collected, resulting in a fair value of $2.1 million. Other receivables, included above in other assets, were stated at their fair value and also approximate the gross contractual value of the receivable.
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
     During the quarter ended June 30, 2010, we adjusted the fair value of the assets relating to the defined benefit plan for Zilog Philippines and the corresponding tax effects, based upon the actuarial report.
     Supplemental Pro Forma Financial Information (unaudited):
     The following pro forma summary gives effect to the acquisition of Zilog as if it had occurred at the beginning of fiscal 2010. The pro forma financial information includes the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods. The unaudited pro forma financial information includes the historical results of IXYS Corporation for the quarter ended June 30, 2009 and Zilog for the quarter ended June 27, 2009. The unaudited pro forma financial information for the quarter ended June 30, 2009 was as follows (in thousands, except per share data):

Pro forma net revenues	$56,120

Pro forma net loss	$(5,407)

Pro forma net loss per share (basic)	$(0.18)

Pro forma net loss per share (diluted)	$(0.18)

4. Fair Value
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
     Assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010 (1)			March 31, 2010 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Assets	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Marketable equity securities (2)	$187	$187	$—	$198	$198	$—
Auction rate preferred securities (2)	375	—	375	375	—	375
Derivative contracts (3)	(83)	—	(83)	(109)	—	(109)

Total assets measured at fair value	$479	$187	$292	$464	$198	$266

(1)	We did not have any assets whose fair value was measured using significant unobservable inputs.

(2)	Included in other assets on our unaudited condensed consolidated balance sheets.

(3)	Included in accrued expenses and other liabilities on our unaudited condensed consolidated balance sheets.
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

     All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2010. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.
     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Long term loans, which primarily consist of notes from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at June 30, 2010. See Note 11, “Pension Plans” for a discussion of pension liabilities.
5. Other Assets
     Other assets consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
	(unaudited)
Available-for-sale investment securities	$562	$573
Long term equity investment	4,228	4,446
Advance to vendors and other items	1,570	1,416

Total	$6,360	$6,435

6. Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
	(unaudited)
Raw materials	$14,756	$12,216
Work in process	37,422	35,339
Finished goods	16,211	18,028

Total	$68,389	$65,583

7. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2010	2010
	(unaudited)
Uninvoiced goods and services	$12,069	$11,029
Compensation and benefits	6,316	6,876
Income taxes	4,843	2,763
Restructuring accrual	651	1,205
Commission, royalties, deferred revenue and other	2,917	3,125

Total	$26,796	$24,998

8. Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with two acquisitions completed during fiscal 2010. The acquisition of businesses from Leadis Technology, Inc was completed in September 2009 and resulted in goodwill of $304,000. The acquisition of Zilog was completed in February 2010 and resulted in preliminary goodwill of $8.9 million.
     The following table summarizes the components of the acquired identifiable intangible assets associated with the Zilog and Leadis acquisitions. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

			Estimated
	Fair Value	Amortization	Useful Life
	(In thousands)	Method	(In months)
Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Total acquired intangible assets	$16,810

     Identified intangible assets consisted of the following as of June 30, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$714	$5,286
Customer relationships	6,310	1,351	4,959
Contract backlog	3,170	1,547	1,623
Other intangible assets	2,191	747	1,444

Total identifiable intangible assets	$17,671	$4,359	$13,312

     Identified intangible assets consisted of the following as of March 31, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$366	$5,634
Customer relationships	6,310	644	5,666
Contract backlog	3,170	753	2,417
Other intangible assets	2,084	498	1,586

Total identifiable intangible assets	$17,564	$2,261	$15,303

     We recorded the amortization of identified assets on our unaudited consolidated condensed statements of operations as cost of sales and operating expenses. The aggregate amortization expenses for the three months ended June 30, 2010 and 2009 were $2.0 million and $38,000, respectively.
9. Borrowing Arrangements
     Bank of the West
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we may borrow up to $15.0 million. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement.
     The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2010 was 2.88%.
     The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2010, we complied with the financial covenants.
     The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at June 30, 2010 was €6.7 million, or $8.1 million.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary.
     We entered into interest rate swaps to economically hedge our interest rate risk. Under the swap arrangement, if the Euribor rate exceeded 3.75%, then the Euribor rate for the purposes of the loan was 4.1%, and, if the Euribor rate fell below 2.0%, then the Euribor rate for the purposes of the loan was 3.0%. The effective interest rate at June 30, 2010 was 3.7%. The swap agreement expired on June 30, 2010. In June 2010, we entered into a new interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. It is not designated as a hedge in the financial statements.
     See Note 4, “Fair Value” for further information regarding the derivative contract.
     During each fiscal quarter, a principal payment of €167,000, or about $203,000, and a payment of accrued interest are required.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2010, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.
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
10. Restructuring Charges
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plans represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of June 30, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     Restructuring activity as of and for the three months ended June 30, 2010 was as follows (in thousands):

Severance and
Related Benefits
Balance at March 31, 2010	$1,205
Charges	47
Cash payments	(512)
Currency translation adjustment	(89)

Balance at June 30, 2010	$651

     We anticipate that the remaining restructuring obligations of $651,000 as of June 30, 2010 will be substantially paid by March 31, 2011.
11. Pension Plans
     We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $752,000 to these two plans in the fiscal year ending March 31, 2011. This contribution is primarily contractual.
     In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. The plan is consistent with local statutes and practices. As of June 30, 2010, the pension plan was overfunded by approximately $276,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheet.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)
Service cost	$17	$—
Interest cost on projected benefit obligation	499	467
Expected return on plan assets	(371)	(244)
Recognized actuarial loss	44	29

Net periodic pension expense	$189	$252

12. Employee Equity Incentive Plans
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
     Zilog 2004 Omnibus Stock Incentive Plan
     The Zilog 2004 Omnibus Stock Incentive Plan, or the Zilog 2004 Plan, was approved by the stockholders of Zilog in 2004, and was amended and approved by the stockholders of Zilog in 2007. In connection with the acquisition of Zilog, our Board of Directors approved assumption of the Zilog 2004 Plan. Employees of Zilog and persons first employed by our company after the closing of the acquisition of Zilog may receive grants under the Zilog 2004 Plan. Under the 2004 Plan, incentive stock options, non-statutory stock options, or restricted shares may be granted. At the time of the assumption of the Zilog 2004 Plan by our company, up to 652,963 shares of our common stock were available for grant under the plan.
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
     Employee Stock Purchase Plan
     In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007, the Board of Directors amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three months ended June 30, 2010, there were 42,967 shares purchased under the Purchase Plan, leaving approximately 105,000 shares available for purchase under the plan in the future. See Note 18, “Subsequent Events,” for a discussion of an additional reservation of shares of common stock under the Purchase Plan.
     Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Income Statement Classifications	2010	2009
	(unaudited)
Selling, general and administrative expenses	$792	$891

Stock-based compensation effect in income before taxes	792	891
Provision for income taxes (1)	301	330

Net stock-based compensation effects in net income (loss)	$491	$561

(1)	Estimated at a statutory income tax rate of 38% in fiscal year 2011 and 37% in fiscal year 2010.
     During the three months ended June 30, 2010, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2010, approximately $5.7 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2010 and 2009, were based on estimates at the date of grant as follows:

	Stock Options	Purchase Plan
	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2010 (1)	2010	2009
Weighted average estimated fair value of grant per share	$4.67	$3.23	$5.27
Risk-free interest rate	2.3%	0.3%	0.4%
Expected term in years	5.97	0.5	0.5
Volatility	56.2%	54.2%	110.0%
Dividend yield	0%	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2009.

     Activity with respect to outstanding stock options for the three months ended June 30, 2010 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance at March 31, 2010	5,188,273	$9.32
Options granted	325,000	$8.64
Options exercised	(22,575)	$5.80	$82
Options cancelled	(6,250)	$7.24
Options expired	(1,474)	$12.21

Balance at June 30, 2010	5,482,974	$9.30

Exercisable at June 30, 2010	3,637,849	$9.96
Exercisable at March 31, 2010	3,468,398	$9.98

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the three months ended June 30, 2010 was as follows:

	Number of	Weighted Average Grant	Aggregate Fair
	Shares	Date Fair Value	Value (1)
			(000)
Balance at March 31, 2010	32,200	$9.58
RSUs vested (2)	(25,200)	$9.73	$232

Balance at June 30, 2010	7,000	$9.02

(1)	For restricted stock units, represents value of our common stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
13. Comprehensive Income
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)
Net income (loss)	$6,526	$(3,868)
Unrealized loss on available-for-sale investment securities, net of taxes of ($16) and ($17) for the three months ended June 30, 2010 and 2009	(30)	(32)
Adjustment to unrecognized actuarial net loss	58	—
Foreign currency translation adjustments	(5,500)	5,041

Total comprehensive income	$1,054	$1,141

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	June 30,	March 31,
	2010	2010
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes of ($1) at June 30, 2010 and $15 at March 31, 2010	$(3)	$27
Unrecognized actuarial loss, net of tax of $(1,532)	(4,092)	(4,034)
Accumulated foreign currency translation adjustments	387	5,887

Total accumulated other comprehensive income (loss)	$(3,708)	$1,880

14. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)
Basic:
Weighted average shares	31,332	30,679

Net income (loss)	$6,526	$(3,868)

Net income (loss) per share	$0.21	$(0.13)

Diluted:
Weighted average shares	31,332	30,679
Common equivalent shares from stock options	369	—

Weighted average shares used in diluted per share calculation	31,701	30,679

Net income (loss)	$6,526	$(3,868)

Net income (loss) per share	$0.21	$(0.13)

     Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the quarter ended June 30, 2010, there were outstanding options to purchase 2,757,306 shares that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. Due to our net loss for the quarter ended June 30, 2009, all of the outstanding stock options and restricted stock units to purchase 5,975,736 of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.
15. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)
United States	$24,509	$15,092
Europe and the Middle East
France	1,507	883
Germany	9,200	5,378
United Kingdom	6,313	2,944
Other	10,281	6,638
Asia Pacific
China	16,655	9,282
Japan	3,445	1,706
Korea	2,428	1,144
Singapore	2,475	406
Taiwan	2,316	625
Other	2,411	1,352
Rest of the World
India	1,536	1,635
Other	1,799	1,800

Total	$84,875	$48,885

     The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
	(unaudited)
Power semiconductors	$57,063	$38,910
Integrated circuits	22,385	5,794
Systems and RF power semiconductors	5,427	4,181

Total	$84,875	$48,885

     For the three months ended June 30, 2010, two distributors accounted for 13.9% and 11.2% of our net revenues, respectively. For the three months ended June 30, 2009, one distributor accounted for 13% of our net revenues.
16. Income Taxes
     For the three months ended June 30, 2010, we recorded an income tax provision of $6.0 million, reflecting an effective tax rate of 47.9%. For the three months ended June 30, 2009, we recorded an income tax benefit of $446,000, reflecting an effective tax rate of 10.3%. For the three months ended June 30, 2010 and 2009, our accounting for income tax was affected by the fact that our losses in the period were largely incurred in a jurisdiction with a comparatively lower tax rate, by discrete income tax expenses of $956,000 and $350,000, respectively, and by the release of valuation allowances.
17. Commitments and Contingencies
Legal Proceedings
     We are currently involved in a variety of legal matters that arise in the normal course of business. Were an unfavorable ruling to occur, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Bank of the West
     On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit. The credit agreement expires on October 31, 2011. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2010 and March 31, 2010.
18. Subsequent Events
     On July 9, 2010, the Board of Directors amended the Purchase Plan and reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan.

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
     We have recorded sequential revenue growth over the past four quarters. The increase in the sale of power semiconductors was broad-based, whereas in large part the growth of the sale of ICs was through shipments to the consumer products market resulting from the acquisitions of Zilog, Inc., or Zilog, and of the display driver business from Leadis Technology, Inc, or Leadis. Our revenues from the sale of RF power semiconductors remained relatively flat. Gross profit margins have increased in each quarter since the quarter ended June 30, 2009, because of reductions in the write-offs of excess inventory and improved production efficiencies. The proportion of our revenues obtained through distribution increased with the growth of sales to the consumer products market, as consumer products manufacturers typically buy our products through distribution. Over the past three quarters, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, increased primarily due to the acquisitions of our display and LED driver businesses and Zilog. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels.
Critical Accounting Policies and Significant Management Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies require that we make significant judgments and estimates in preparing our consolidated financial statements.
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 59% of our revenues in the three months ended June 30, 2010 and 49% of our revenues in the three months ended June 30, 2009 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government agencies is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2010 and 2009, approximately $162,000 and $175,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $15.2 million in inventory of our products on hand at June 30, 2010. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2010 (in thousands):

Balance at March 31, 2010	$1,419
Additions	1,286
Deductions	(1,008)

Balance at June 30, 2010	$1,697

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
     We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. However, for new products, we do not consider whether there is excess inventory until we develop sufficient sales history or experience a significant change in expected product demand, based on backlog. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. For example, during fiscal 2009, we examined our inventory and as a consequence of the dramatic retrenchment in some of our markets, certain of our inventory that normally would not be considered excess was considered as such. Therefore, we booked additional charges of about $14.9 million to recognize this exposure.
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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2010	$35,574
Utilization or sale	(3,561)
Scrap	—
Additional accrual	1,553
Foreign currency translation adjustments	(913)

Balance at June 30, 2010	$32,653

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2010, our lower of cost or market reserve was $620,000.
     Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.
     Income tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce goodwill, intangible assets or income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.
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

Recent Accounting Pronouncements
     For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see Note 2, “Accounting Changes and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Results of Operations — Three Months Ended June 30, 2010 and 2009
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2010	% change	2009
	(000)		(000)
Net revenues	$84,875	73.6%	$48,885
Cost of goods sold	55,382	43.7%	38,541

Gross profit	$29,493	185.1%	$10,344

Operating expenses:
Research, development and engineering	$7,012	53.5%	$4,569
Selling, general and administrative	10,422	24.8%	8,348
Amortization of acquisition-related intangible assets	1,923	nm	—
Restructuring charges	47	nm	—

Total operating expenses	$19,404	50.2%	$12,917

nm — not meaningful
     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended
	June 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of goods sold	65.3%	78.8%

Gross profit	34.7%	21.2%

Operating expenses:
Research, development and engineering	8.3%	9.3%
Selling, general and administrative	12.3%	17.1%
Amortization of acquisition-related intangible assets	2.2%	—
Restructuring charges	0.1%	—

Total operating expenses	22.9%	26.4%

Operating income (loss)	11.8%	-5.2%
Other income (expense), net	2.9%	-3.6%

Income (loss) before income tax	14.7%	-8.8%
(Provision for) benefit from income tax	-7.0%	0.9%

Net income (loss)	7.7%	-7.9%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

	Three Months Ended June 30,
Revenues (1)	2010	% change	2009
	(000)		(000)
Power semiconductors	$57,063	46.7%	$38,910
Integrated circuits	22,385	286.3%	5,794
Systems and RF power semiconductors	5,427	29.8%	4,181

Total	$84,875	73.6%	$48,885

(1)	Revenues by product group include royalties.
     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

	Three Months Ended June 30,
Average Selling Prices	2010	% change	2009
Power semiconductors	$1.83	-25.0%	$2.44
Integrated circuits	$0.87	11.5%	$0.78
Systems and RF power semiconductors	$18.84	-14.4%	$22.01

	Three Months Ended June 30,
	2010	% change	2009
Units	(000)		(000)
Power semiconductors	31,213	96.0%	15,925
Integrated circuits	25,086	238.2%	7,418
Systems and RF power semiconductors	288	51.6%	190

Total	56,587	140.5%	23,533

     The 73.6% increase in net revenues in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 reflected a significant increase of $16.6 million, or 286.3%, in the sale of ICs, an increase of $18.2 million, or 46.7%, in the sale of power semiconductors and an increase of $1.2 million, or 29.8%, in the sale of systems and RF power semiconductors. The increase in revenues from the sale of ICs was primarily driven by $12.5 million in revenues due to the acquisition of the display driver IC product line from Leadis and the acquisition of Zilog, and a $2.7 million increase in the sale of solid state relays, or SSRs, to the telecom market. The increase in power semiconductors included an $11.5 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $6.1 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $1.0 million increase in the sale of subassemblies to the industrial and commercial market.
     For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, IC unit growth was principally due to shipments of display driver ICs to the consumer products market and of microcontroller products, whereas in power semiconductors, the unit growth was broad-based. The unit increase in systems and RF power semiconductors was principally due to increased shipments of RF power semiconductors.
     For the three months ended June 30, 2010 as compared to the comparable period of the previous fiscal year, the decrease in the ASPs of power semiconductor and system and RF power semiconductors was due to a change in the mix of products sold. The ASPs of ICs increased as a result of the sale of microcontroller products by the recently acquired Zilog division.
     For the quarter ended June 30, 2010, sales to customers in the United States represented approximately 28.9% of our net revenues and sales to international customers represented approximately 71.1% of our net revenues. Of our international sales, approximately 45.2% were derived from sales in Europe and the Middle East, approximately 49.3% were derived from sales in the Asia Pacific region and approximately 5.5% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2009, sales to customers in the United States represented approximately 30.9% of our net revenues and sales to international customers represented approximately 69.1% of our net revenues. Of our international sales, approximately 46.8% were derived from sales in Europe and the Middle East, approximately 43.0% were derived from sales in the Asia Pacific region and approximately 10.2% were derived from sales in the rest of the world.
     For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, we experienced sales growth in all major geographic areas including the U.S., Europe and Middle East, and Asia Pacific area. Our sales to the telecom market, the consumer market and the industrial and commercial market increased significantly, whereas our sales to the medical market were largely unchanged.
     For the three months ended June 30, 2010, two distributors accounted for 13.9% and 11.2% of our net revenues, respectively. For the three months ended June 30, 2009, one distributor accounted for 13% of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin increased to 34.7% in the three months ended June 30, 2010 from 21.2% in the three months ended June 30, 2009. The gross profit margin improved due to better utilization of facilities caused by increased production to support the growth in revenues and a $4.2 million reduction in inventory write-downs in the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2010 were 8.3%, as compared to 9.3% for the three months ended June 30, 2009. The reduction in the percentage resulted from increased net revenues. Expressed in absolute dollars, for the three months ended June 30, 2010 as compared to the same period of the prior year, our R&D expenses increased by approximately $2.4 million, or 53.5%. The increase in R&D spending was primarily caused by the acquisitions of Zilog and our display and LED driver businesses in fiscal year 2010, which resulted in an increase in R&D headcount and expenses in the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2010 were 12.3% as compared to 17.1% for the three months ended June 30, 2009. The reduction in the percentage resulted from increased net revenues. Expressed in absolute dollars, SG&A expenses increased by $2.1 million, or 24.8%, for the three months ended June 30, 2010 as compared to the same period in the prior year, primarily due to the acquisition of Zilog, as well as higher sales and marketing expenses caused by higher commission and freight expenses incurred in relation to higher revenues.
Amortization of acquisition-related intangible assets.
     We recorded certain intangible assets in connection with the acquisitions of Zilog and the display driver business from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For the quarter ended June 30, 2010, we recorded amortization expenses on acquisition-related intangible assets of $1.9 million. There were no amortization expenses related to acquisition-related intangible assets in the quarter ended June 30, 2009.
Restructuring Charges.
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of June 30, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     We incurred restructuring charges of $47,000 during the three months ended June 30, 2010. See Note 10, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense), net.
     In the quarter ended June 30, 2010, other income, net was $2.8 million as compared to other expense, net of $1.4 million in the quarter ended June 30, 2009. The other income, net in the three months ended June 30, 2010 principally consisted of $2.7 million of gains associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended June 30, 2009 consisted principally of $1.2 million in losses associated with changes in exchange rates for foreign currency transactions.
Provision for Income Tax.
     For the three months ended June 30, 2010, we recorded an income tax provision of $6.0 million, reflecting an effective tax rate of 47.9%. For the three months ended June 30, 2009, we recorded an income tax benefit of $446,000, reflecting an effective tax rate of 10.3%. For the three months ended June 30, 2010 and 2009, our accounting for income tax was affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate, by discrete income tax expenses of $956,000 and $350,000, respectively, and by the release of valuation allowances.
Liquidity and Capital Resources
     At June 30, 2010, cash and cash equivalents were $57.4 million as compared to $60.5 million at March 31, 2010.
     Our cash provided by operating activities for the three months ended June 30, 2010 was $1.3 million, a decrease of $7.6 million as compared to the comparable period of the prior year. The decrease in our operating cash flow was primarily due to a decrease of $13.8 million in net changes in operating assets and liabilities, offset by an increase of $6.2 million in net income and total adjustments to reconcile net income.
     The changes in operating assets and liabilities for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 were primarily caused by the following: Accounts receivables increased due to higher revenues, inventory purchases increased to meet our production plans and accrued expenses increased primarily due to an increase in income tax liabilities.
     Our net cash used in investing activities for the three months ended June 30, 2010 was $1.4 million, as compared to net cash used in investing activities of $1.1 million during the three months ended June 30, 2009. During the three months ended June 30, 2010 and 2009, our uses of cash for investing activities principally reflected $1.4 million in purchases of property and equipment in each quarter.
     For the three months ended June 30, 2010, net cash used in financing activities was $1.7 million, as compared to net cash used in financing activities of $648,000 in the three months ended June 30, 2009. During the three months ended June 30, 2010, we used $1.0 million for the purchase of treasury stock and $1.1 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $409,000. During the three months ended June 30, 2009, net cash used in financing activities primarily reflected $1.4 million in principal payments on capital lease and loan obligations, offset by proceeds of $705,000 from employee equity plans.
     At June 30, 2010, capital lease obligations and loans payable totaled $35.0 million. This represented 61.0% of our cash and cash equivalents and 19.0% of our stockholders’ equity.
     We are obligated on a €6.7 million, or $8.1 million, loan. The loan has a remaining term of about 10 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $203,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2010, we complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at June 30, 2010 was, and the remaining balance on the loan at maturity will be, approximately $7.1 million.

     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW, under which we may borrow up to $15.0 million. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2011. On November 16, 2009, we borrowed $15.0 million pursuant to the credit agreement. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.
     Additionally, we maintain three defined benefit pension plans: one for the United Kingdom employees, one for German employees and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks, trustees or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at June 30, 2010 was $15.0 million. The Philippines plan is overfunded and the overfunding of $276,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2010. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     Customer orders typically can be cancelled or rescheduled without penalty to the customer. Further, in periods of increasing demand, particularly when production is allocated or delivery delayed, customers of semiconductor companies have on occasion placed orders without expectation of accepting delivery to increase their share of allocated product or in an effort to improve the timeliness of delivery. While we are attuned to the potential for such behavior and attempt to identify such orders, we could accept orders of this nature and subsequently experience order cancellation unexpectedly. As a result, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenues, could harm our results of operations.
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
     We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Assembly subcontractors generally work on narrow margins and have limited capital. We have experienced assembly subcontractors who have ceased or reduced production because of financial problems. We engage assembly subcontractors who operate while in insolvency proceedings or whose financial stability is uncertain. The unexpected cessation of production or reduction in production by one or more of our assembly subcontractors could adversely affect our production, our customer relations, our revenues and our financial condition. Our reliance on these subcontractors also involves the following significant risks:
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
     Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

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
     Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 28, 2010, approximately 22.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1, 2010 — April 30, 2010	—	(1)	—	1,380,100
May 1, 2010 — May 31, 2010	—	(1)	—	1,380,100
June 1, 2010 — June 30, 2010	112,300	9.09	112,300	1,267,800

Total	112,300	9.09	112,300

(1)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 5.	OTHER INFORMATION
     On June 23, 2010, the Compensation Committee, or the Committee, of the Board of Directors, or the Board, of our company made certain determinations regarding the fiscal 2011 cash performance program for Dr. Nathan Zommer, our Chief Executive Officer, and Mr. Uzi Sasson, our President and Chief Financial Officer. For Dr. Zommer, the Committee established a target award of $435,000. For Mr. Sasson, the target award is $265,000. For each executive, his maximum potential award is 1.75 times the amount of his target award. In setting the cash performance compensation program, the Committee approved the following language:
     “The measurement levels and objectives, along with the weights accorded the objectives, represent guidelines for the Committee to use in evaluating the cash performance compensation to be paid to an executive and for the executive to use in understanding the goals of the Compensation Committee for performance. As guidelines, the measurement levels, objectives and weights are not determinative in and of themselves of the amount of cash performance compensation. The amount of the cash performance compensation will be determined by the Committee in light of its evaluation of the executive’s performance in total and not based on the mechanical application of any formula. The Committee may decide to award additional amounts for performance in excess of an objective or award lesser amounts for partial performance of an objective. The Committee may also consider factors not set forth below in ultimately determining the amount of the cash performance compensation. Thus, the amount of the performance payment to be paid is in the discretion of the Committee, to be determined after completion of the fiscal year.”
     A single set of objectives was approved for both executives. The fiscal 2011 objectives are as follows:
1. Net revenues;
2. Gross margin;
3. Cash flow from operations, expressed as a percentage of gross profits;
4. Return on assets; and
5. Discretionary.
     Weights are accorded each objective. The first four objectives will be quantitative in nature and the fifth objective will involve a qualitative assessment. Each of the quantitative objectives will consist of three measurement levels, with a measurement level corresponding to each of the concepts of threshold, target and maximum.

ITEM 6.	EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
	By:	/s/ Uzi Sasson
Date: August 6, 2010		Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.