Form 10-Q
period 2010-09-30
IXYS CORP /DE/
filed 2010-11-03
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 28, 2010 was 31,048,920.

IXYS CORPORATION
FORM 10-Q
September 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,376	$60,524
Restricted cash	891	813
Accounts receivable, net of allowances of $3,658 at September 30, 2010 and $3,466 at March 31, 2010	51,029	47,158
Inventories	77,649	65,583
Prepaid expenses and other current assets	6,151	5,219
Deferred income taxes	10,421	10,467

Total current assets	211,517	189,764
Property, plant and equipment, net	45,561	47,588
Intangible assets, net	11,667	15,303
Goodwill	9,170	9,125
Deferred income taxes	17,204	17,081
Other assets	6,850	6,435

Total assets	$301,969	$285,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,041	$2,845
Current portion of loans payable	8,408	8,434
Accounts payable	16,489	17,762
Accrued expenses and other current liabilities	31,195	24,998

Total current liabilities	58,133	54,039
Long term income tax payable	6,192	6,233
Capitalized lease obligations, net of current portion	930	1,696
Long term loans, net of current portion	23,812	24,371
Pension liabilities	16,168	15,822

Total liabilities	105,235	102,161

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 36,916,507 issued and 31,048,920 outstanding at September 30, 2010 and 36,796,751 issued and 31,335,764 outstanding at March 31, 2010	369	368
Additional paid-in capital	185,467	183,242
Treasury stock, at cost: 5,867,587 common shares at September 30, 2010 and 5,460,987 common shares at March 31, 2010	(49,327)	(45,662)
Retained earnings	56,714	43,307
Accumulated other comprehensive income	3,511	1,880

Total stockholders’ equity	196,734	183,135

Total liabilities and stockholders’ equity	$301,969	$285,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$89,910	$53,746	$174,785	$102,631
Cost of goods sold	58,102	41,138	113,484	79,679

Gross profit	31,808	12,608	61,301	22,952

Operating expenses:
Research, development and engineering	6,597	4,489	13,609	9,058
Selling, general and administrative	10,454	8,018	20,876	16,366
Amortization of acquisition-related intangible assets	1,923	—	3,846	—
Restructuring charges	4	1,010	51	1,010

Total operating expenses	18,978	13,517	38,382	26,434

Operating income (loss)	12,830	(909)	22,919	(3,482)
Other income (expense):
Interest income	78	125	152	208
Interest expense	(395)	(382)	(815)	(777)
Other income (expense), net	(1,961)	(963)	818	(2,392)

Income (loss) before income tax	10,552	(2,129)	23,074	(6,443)
(Provision for) benefit from income tax	(3,671)	899	(9,667)	1,345

Net income (loss)	$6,881	$(1,230)	$13,407	$(5,098)

Net income (loss) per share
Basic	$0.22	$(0.04)	$0.43	$(0.17)

Diluted	$0.22	$(0.04)	$0.42	$(0.17)

Weighted average shares used in per share calculation
Basic	31,149	30,901	31,269	30,796

Diluted	31,623	30,901	31,755	30,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$13,407	$(5,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,370	5,757
Provision for receivable allowances	3,878	1,871
Net change in inventory provision	(3,279)	3,259
Foreign currency adjustments on intercompany amounts	(454)	1,563
Stock-based compensation	1,633	1,741
Loss (gain) on investments and disposal of fixed assets	448	(104)
Changes in operating assets and liabilities:
Accounts receivable	(7,134)	3,176
Inventories	(7,486)	5,696
Prepaid expenses and other current assets	(339)	896
Other assets	(261)	(14)
Accounts payable	(1,525)	682
Accrued expenses and other liabilities	5,548	(2,449)
Pension liabilities	(205)	(35)

Net cash provided by operating activities	13,601	16,941

Cash flows from investing activities:
Change in restricted cash	(113)	(78)
Business combination, net of cash and cash equivalents acquired	—	(2,625)
Purchases of investments	(121)	(54)
Purchases of property and equipment	(3,940)	(1,739)
Proceeds from sale of investments	—	379

Net cash used in investing activities	(4,174)	(4,117)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,530)	(2,016)
Repayments of long term loans and notes payable	(681)	(745)
Proceeds from employee equity plans	593	190
Purchase of treasury stock	(3,665)	(288)

Net cash used in financing activities	(5,283)	(2,859)

Effect of exchange rate fluctuations on cash and cash equivalents	708	2,111

Net increase in cash and cash equivalents	4,852	12,076
Cash and cash equivalents at beginning of period	60,524	55,441

Cash and cash equivalents at end of period	$65,376	$67,517

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
2. Accounting Changes and Recent Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the guidance is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk, the analysis and assessment of the risk and the changes and reasons for those changes in the allowance for credit losses. The guidance is effective for us for the quarter ended December 31, 2010. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements.
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
3. Business Combination
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
     Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Preliminary Purchase
Price Allocation
Cash, restricted cash and cash equivalents	$35,237
Trade receivables	2,088
Inventories	3,406
Property, plant and equipment	1,373
Deferred tax assets	4,244
Other assets	4,163
Identifiable intangible assets	14,000
Trade payables	(1,869)
Accruals and other liabilities	(9,017)

Total identifiable net assets	53,625
Goodwill	8,865

Total purchase price	$62,490

     The fair value of assets acquired included trade receivables of $3.3 million, of which an estimated $1.2 million is not expected to be collected, resulting in a fair value of $2.1 million. Other receivables, included above in other assets, were stated at their fair value and also approximate the gross contractual value of the receivable.
     Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog, trade name and information technology related assets. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and royalty savings approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, contract backlog and customer relationships. We utilized a discount rate of 22% to value these intangibles using the income approach. The royalty savings approach was used to determine the fair value of the trade name and indicates the fair value of an asset based upon a 22% discount rate and a 1% royalty rate. The purchase price allocation table presented above reflects our preliminary determination of the fair values of the assets acquired and liabilities assumed. We are in the process of completing our review of income tax related effects in order to finalize the purchase price allocation.
     The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of Zilog. We have one reportable operating segment, so all of the goodwill was assigned to that segment. The goodwill is not deductible for tax purposes.
     Supplemental Pro Forma Financial Information (unaudited):
     The following pro forma summary gives effect to the acquisition of Zilog as if it had occurred at the beginning of fiscal 2010. The pro forma financial information reflects the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods. The unaudited pro forma financial information includes the historical results of IXYS Corporation for the three and six months ended September 30, 2009 and Zilog for the three and six months ended September 26, 2009. The unaudited pro forma financial information for the three and six months ended September 30, 2009 was as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
	(unaudited)
Pro forma net revenues	$61,816	$117,936

Pro forma net loss	$(2,010)	$(7,415)

Pro forma net loss per share (basic)	$(0.07)	$(0.24)

Pro forma net loss per share (diluted)	$(0.07)	$(0.24)

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
     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010 (1)			March 31, 2010 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
		(unaudited)			(unaudited)
Marketable equity securities (2)	$244	$244	—	$198	$198	$—
Auction rate preferred securities (2)	375	—	375	375	—	375
Derivative contracts (3)	(106)	—	(106)	(109)	—	(109)

Total	$513	$244	$269	$464	$198	$266

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Accrued expenses and other liabilities” on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.
     We use derivative instruments to manage exposures to changes in interest rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s income statement and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the derivative contract. Auction Rate Preferred Securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers.
     All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2010. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.
     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at September 30, 2010. See Note 11, “Pension Plans” for a discussion of pension liabilities.
5. Other Assets
     Other assets consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
	(unaudited)
Available-for-sale investment securities	$619	$573
Long term equity investment	4,494	4,446
Advance to vendors and other items	1,737	1,416

Total	$6,850	$6,435

6. Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
	(unaudited)
Raw materials	$20,149	$12,216
Work in process	37,898	35,339
Finished goods	19,602	18,028

Total	$77,649	$65,583

7. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
	(unaudited)
Uninvoiced goods and services	$12,627	$11,029
Compensation and benefits	6,992	6,876
Income taxes	7,832	2,763
Restructuring accrual	545	1,205
Commission, royalties, deferred revenue and other	3,199	3,125

Total	$31,195	$24,998

8. Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with two acquisitions completed during fiscal 2010. The acquisition of businesses from Leadis Technology, Inc., or Leadis, was completed in September 2009 and resulted in goodwill of $304,000. The acquisition of Zilog was completed in February 2010 and resulted in preliminary goodwill of $8.9 million.
     The following table summarizes the components of the acquired identifiable intangible assets associated with the Zilog and Leadis acquisitions. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

			Estimated
	Fair Value	Amortization	Useful Life
	(In thousands)	Method	(In months)
Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Total acquired intangible assets	$16,810

     Identified intangible assets consisted of the following as of September 30, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$1,062	$4,938
Customer relationships	6,310	2,058	4,252
Contract backlog	3,170	2,339	831
Other intangible assets	2,553	907	1,646

Total identifiable intangible assets	$18,033	$6,366	$11,667

     Identified intangible assets consisted of the following as of March 31, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$366	$5,634
Customer relationships	6,310	644	5,666
Contract backlog	3,170	753	2,417
Other intangible assets	2,084	498	1,586

Total identifiable intangible assets	$17,564	$2,261	$15,303

     We recorded the amortization of identified intangible assets on our unaudited consolidated condensed statements of operations as cost of sales and operating expenses. The aggregate amortization expenses for the three months ended September 30, 2010 and 2009 were $2.0 million and $38,000, respectively. The aggregate amortization expenses for the six months ended September 30, 2010 and 2009 were $4.0 million and $76,000, respectively.
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
     The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2010 was 3.28%.
     The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2010, we complied with the financial covenants.
     The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at September 30, 2010 was €6.5 million, or $8.8 million.
     The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. It is not designated as a hedge in the financial statements.
     See Note 4, “Fair Value” for further information regarding the derivative contract.
     During each fiscal quarter, a principal payment of €167,000, or about $227,000, and a payment of accrued interest are required.
     Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2010, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.
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
10. Restructuring Charges
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plans represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     Restructuring activity as of and for the three and six months ended September 30, 2010 was as follows (in thousands):

Severance and
Related Benefits
Balance at March 31, 2010	$1,205
Charges	47
Cash payments	(512)
Currency translation adjustment	(89)

Balance at June 30, 2010	$651

Charges	4
Cash payments	(175)
Currency translation adjustment	65

Balance at September 30, 2010	$545

     We anticipate that the remaining restructuring obligations of $545,000 as of September 30, 2010 will be substantially paid by March 31, 2011.
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
     In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of September 30, 2010, the pension plan was overfunded by approximately $274,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheet.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Service cost	$17	$—	$34	$—
Interest cost on projected benefit obligation	514	494	1,013	961
Expected return on plan assets	(385)	(258)	(756)	(502)
Recognized actuarial loss	46	31	90	60

Net periodic pension expense	$192	$267	$381	$519

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
     Employee Stock Purchase Plan
     In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. No shares were purchased during the quarter ended September 30, 2010. During the six months ended September 30, 2010, there were 42,967 shares purchased under the Purchase Plan, leaving approximately 455,000 shares available for purchase under the plan in the future.
     Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Income Statement Classifications	2010	2009	2010	2009
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$841	$850	$1,633	$1,741

Stock-based compensation effect in income before taxes	841	850	1,633	1,741
Provision for income taxes (1)	320	323	621	662

Net stock-based compensation effects in net income	$521	$527	$1,012	$1,079

(1)	Estimated at a statutory income tax rate of 38% in fiscal year 2011 and 38% in fiscal year 2010.
     During the three and six months ended September 30, 2010, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2010, approximately $6.4 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended September 30, 2010 and 2009, were based on estimates at the date of grant as follows:

	Stock Options (1)				Purchase Plan (2)
	Three Months		Six Months		Six Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009
Weighted average estimated fair value of grant per share	$4.72	$3.49	$4.70	$3.49	$3.23	$5.27
Risk-free interest rate	1.6%	2.3%	1.9%	2.3%	0.3%	0.4%
Expected term in years	5.68	5.00	5.82	5.00	0.5	0.5
Volatility	55.9%	57%	56.1%	57%	54.2%	110.0%
Dividend yield	0%	0%	0%	0%	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2009.

(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

     Activity with respect to outstanding stock options for the six months ended September 30, 2010 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance at March 31, 2010	5,188,273	$9.32
Options granted	655,000	$8.90
Options exercised	(53,239)	$6.21	$160
Options cancelled	(20,000)	$6.97
Options expired	(85,771)	$26.02

Balance at September 30, 2010	5,684,263	$9.05

Exercisable at September 30, 2010	3,643,384	$9.65
Exercisable at March 31, 2010	3,468,398	$9.98

(1)	Represents the difference between the exercise price and the value of IXYS stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the six months ended September 30, 2010 was as follows:

	Number of	Weighted Average Grant	Aggregate Fair
	Shares	Date Fair Value	Value (1)
			(000)
Balance at March 31, 2010	32,200	$9.58
RSUs vested (2)	(32,200)	$9.58	$292

Balance at September 30, 2010	—

(1)	For restricted stock units, represents value of our common stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
13. Comprehensive Income
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income (loss)	$6,881	$(1,230)	$13,407	$(5,098)
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $(10) and $(26) for the three and six months ended September 30, 2010 and net of taxes of $35 and $18 for the three and six months ended September 30, 2009	(18)	66	(48)	34
Adjustment to unrecognized actuarial net loss	—	—	58	—
Foreign currency translation adjustments	7,121	1,679	1,621	6,720

Total comprehensive income	$13,984	$515	$15,038	$1,656

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	September 30,	March 31,
	2010	2010
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes of $(11) at September 30, 2010 and $15 at March 31, 2010	$(21)	$27
Unrecognized actuarial loss, net of tax of $(1,532) at September 30, 2010 and $(1,685) at March 31, 2010	(3,976)	(4,034)
Accumulated foreign currency translation adjustments	7,508	5,887

Total accumulated other comprehensive income	$3,511	$1,880

14. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Basic:
Weighted average shares	31,149	30,901	31,269	30,796

Net income (loss)	$6,881	$(1,230)	$13,407	$(5,098)

Net income (loss) per share	$0.22	$(0.04)	$0.43	$(0.17)

Diluted:
Weighted average shares	31,149	30,901	31,269	30,796
Common equivalent shares from stock options	474	—	486	—

Weighted average shares used in diluted per share calculation	31,623	30,901	31,755	30,796

Net income (loss)	$6,881	$(1,230)	$13,407	$(5,098)

Net income (loss) per share	$0.22	$(0.04)	$0.42	$(0.17)

     Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and six months ended September 30, 2010, there were outstanding weighted average options to purchase 2,863,335 and 2,696,062 shares that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods. Due to our net loss for the three and six months ended September 30, 2009, all of the outstanding stock options and restricted stock units to purchase 1.2 million and 1.4 million shares, respectively, of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.
15. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our sales by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
United States	$26,754	$17,324	$51,263	$32,416
Europe and the Middle East
France	1,606	924	3,113	1,807
Germany	9,903	6,386	19,103	11,764
United Kingdom	7,916	3,094	14,229	6,038
Other	11,329	7,937	21,610	14,574
Asia Pacific
China	15,404	8,922	32,059	18,203
Japan	3,312	2,512	6,757	4,219
Korea	2,646	1,754	5,074	2,898
Singapore	2,803	433	5,278	839
Taiwan	2,629	635	4,945	1,260
Other	2,738	2,187	5,149	3,539
Rest of the World
India	1,710	1,455	3,246	3,090
Other	1,160	183	2,959	1,984

Total	$89,910	$53,746	$174,785	$102,631

     The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Power semiconductors	$61,243	$40,417	$118,511	$79,287
Integrated circuits	22,295	8,907	44,475	14,741
Systems and RF power semiconductors	6,372	4,422	11,799	8,603

Total	$89,910	$53,746	$174,785	$102,631

     For the three months ended September 30, 2010, two distributors accounted for 12.9% and 10.4% of our net revenues, respectively. For the six months ended September 30, 2010, two distributors accounted for 13.4% and 10.8% of our net revenues, respectively. For the three and six months ended September 30, 2009, one distributor accounted for 10.6% and 11.9%, respectively, of our net revenues.
16. Income Taxes
     For the three and six months ended September 30, 2010, we recorded income tax provisions of $3.7 million and $9.7 million, reflecting effective tax rates of 34.8% and 41.9%, respectively. In contrast, for the three and six months ended September 30, 2009, we recorded income tax benefits of $899,000 and $1.3 million, reflecting effective tax rates of 42.2% and 20.9%, respectively. For the three months ended September 30, 2010, the effective tax rate was affected by the change in the estimates of annual income in foreign jurisdictions and certain discrete items. For the six months ended September 30, 2010, the effective tax rate was impacted by certain discrete items. For the three and six months ended September 30, 2009, the effective tax rates were affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. For the six months ended September 30, 2009, the effective tax rate also included certain discrete items.

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
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2010 and March 31, 2010.

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
     We have recorded sequential revenue growth over the past five quarters, in part because of recent acquisitions. During the current fiscal year, the increase in the sale of power semiconductors and systems was broad-based, whereas the sale of ICs and RF power semiconductors remained relatively flat. Gross profit margins have increased in each quarter since the quarter ended June 30, 2009. In recent periods, gross profit margins increased because of acquisitions and increased production. During the current fiscal year, distribution revenues have remained largely constant while revenues from original equipment manufacturers increased. Our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, were relatively flat. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels, subject to sales expenses changing in proportion to revenues.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 57% of our revenues in the six months ended September 30, 2010 and 48% of our revenues in the six months ended September 30, 2009 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2010 and 2009, approximately $279,000 and $598,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $15.3 million in inventory of our products on hand at September 30, 2010. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2010 (in thousands):

Balance at March 31, 2010	$1,419
Additions	1,286
Deductions	(1,008)

Balance at June 30, 2010	$1,697
Additions	951
Deductions	(1,222)

Balance at September 30, 2010	$1,426

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
     Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is, therefore, valued based on a standard cost, given that the materials purchased are identical and interchangeable at various steps in the production process. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs. The authoritative guidance provided by FASB requires certain abnormal expenditures to be recognized as expenses in the current period instead of capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.
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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2010	$35,574
Utilization or sale	(3,561)
Scrap	—
Additional accrual	1,553
Foreign currency translation adjustments	(913)

Balance at June 30, 2010	$32,653
Utilization or sale	(3,015)
Scrap	(1,027)
Additional accrual	2,024
Foreign currency translation adjustments	1,051

Balance at September 30, 2010	$31,686

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2010, our lower of cost or market reserve was $587,000.
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
Results of Operations — Three and Six Months Ended September 30, 2010 and 2009
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2010	% change	2009	2010	% change	2009
	(000)		(000)	(000)		(000)
Net revenues	$89,910	67.3%	$53,746	$174,785	70.3%	$102,631
Cost of goods sold	58,102	41.2%	41,138	113,484	42.4%	79,679

Gross profit	$31,808	152.3%	$12,608	$61,301	167.1%	$22,952

Operating expenses:
Research, development and engineering	$6,597	47.0%	$4,489	$13,609	50.2%	$9,058
Selling, general and administrative	10,454	30.4%	8,018	20,876	27.6%	16,366
Amortization of acquisition-related intangible assets	1,923	nm	—	3,846	nm	—
Restructuring charges	4	-99.6%	1,010	51	-95.0%	1,010

Total operating expenses	$18,978	40.4%	$13,517	$38,382	45.2%	$26,434

nm — not meaningful
     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.6%	76.5%	64.9%	77.6%

Gross profit	35.4%	23.5%	35.1%	22.4%

Operating expenses:
Research, development and engineering	7.3%	8.4%	7.8%	8.8%
Selling, general and administrative	11.6%	14.9%	11.9%	16.0%
Amortization of acquisition-related intangible assets	2.2%	—	2.3%	—
Restructuring charges	0.0%	1.9%	0.0%	1.0%

Total operating expenses	21.1%	25.2%	22.0%	25.8%

Operating income (loss)	14.3%	-1.7%	13.1%	-3.4%
Other income (expense), net	-2.6%	-2.3%	0.1%	-2.9%

Income (loss) before income tax	11.7%	-4.0%	13.2%	-6.3%
(Provision for) benefit from income tax	-4.0%	1.7%	-5.5%	1.3%

Net income (loss)	7.7%	-2.3%	7.7%	-5.0%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

	Three Months Ended September 30,			Six Months Ended September 30,
Revenues (1)	2010	% change	2009	2010	% change	2009
	(000)		(000)	(000)		(000)
Power semiconductors	$61,243	51.5%	$40,417	$118,511	49.5%	$79,287
Integrated circuits	22,295	150.3%	8,907	44,475	201.7%	14,741
Systems and RF power semiconductors	6,372	44.1%	4,422	11,799	37.1%	8,603

Total	$89,910	67.3%	$53,746	$174,785	70.3%	$102,631

(1)	Revenues by product group include royalties.
     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	% change	2009	2010	% change	2009
Average Selling Prices	(000)		(000)	(000)		(000)
Power semiconductors	$1.86	-20.9%	$2.35	$1.85	-22.9%	$2.40
Integrated circuits	$0.91	26.4%	$0.72	$0.88	18.9%	$0.74
Systems and RF power semiconductors	$36.00	85.7%	$19.39	$25.37	23.3%	$20.58

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	% change	2009	2010	% change	2009
Units	(000)		(000)	(000)		(000)
Power semiconductors	32,863	91.4%	17,169	63,982	93.7%	33,036
Integrated circuits	23,510	89.9%	12,383	48,690	145.2%	19,859
Systems and RF power semiconductors	177	-22.4%	228	465	11.2%	418

Total	56,550	89.9%	29,780	113,137	112.2%	53,313

     The 67.3% increase in net revenues in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 reflected an increase of $20.8 million, or 51.5%, in the sale of power semiconductors, an increase of $13.4 million, or 150.3%, in the sale of ICs and an increase of $2.0 million, or 44.1%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $12.5 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $7.7 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by $11.2 million in revenues from the acquisition of the display driver IC product line from Leadis and the acquisition of Zilog and a $1.7 million increase in the sale of solid state relays, or SSRs, to the telecom market. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $1.7 million increase in the sale of subassemblies to the industrial and commercial market.
     For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, IC unit growth was principally due to shipments of display driver ICs to the consumer products market, shipments of microcontroller products and shipments of SSRs, whereas in power semiconductors, the unit growth was broad-based. The unit decrease in systems and RF power semiconductors was principally due to reduced shipments of RF power semiconductors.
     The 70.3% increase in net revenues in the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 reflected an increase of $39.2 million, or 49.5%, in the sale of power semiconductors, an increase of $29.7 million, or 201.7%, in the sale of ICs and an increase of $3.2 million, or 37.1%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $24.0 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $13.7 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by $23.7 million in revenues due to the acquisition of the display driver IC product line from Leadis and the acquisition of Zilog, and a $4.4 million increase in the sale of solid state relays, or SSRs, to the telecom market. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $2.7 million increase in the sale of subassemblies to the industrial and commercial market.

     For the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, IC unit growth was principally due to shipments of display driver ICs to the consumer products market, shipments of Zilog microcontrollers and shipments of SSRs, whereas in power semiconductors, the unit growth was broad-based. The unit increase in systems and RF power semiconductors was principally due to increased shipments of subassemblies.
     For the three and six months ended September 30, 2010 as compared to the comparable period of the previous fiscal year, the changes in the ASPs of power semiconductor and the systems and RF power semiconductors were due to changes in the mix of products sold. The ASP of power semiconductors declined with markedly increased sales to all of our major market segments except for the higher priced medical market. The ASP of systems and RF power semiconductors increased with the increased sales of subassemblies. The ASP of ICs increased as a result of the addition of microcontroller product sales by the recently acquired Zilog division.
     For the quarter ended September 30, 2010, sales to customers in the United States represented approximately 29.8% of our net revenues and sales to international customers represented approximately 70.2% of our net revenues. Of our international sales, approximately 48.7% were derived from sales in Europe and the Middle East, approximately 46.8% were derived from sales in the Asia Pacific region and approximately 4.5% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2009, sales to customers in the United States represented approximately 32.2% of our net revenues and sales to international customers represented approximately 67.8% of our net revenues. Of our international sales, approximately 50.4% were derived from sales in Europe and the Middle East, approximately 45.1% were derived from sales in the Asia Pacific region and approximately 4.5% were derived from sales in the rest of the world.
     For the six months ended September 30, 2010, sales to customers in the United States represented approximately 29.3% of our net revenues and sales to international customers represented approximately 70.7% of our net revenues. Of our international sales, approximately 47.0% were derived from sales in Europe and the Middle East, approximately 48.0% were derived from sales in the Asia Pacific region and approximately 5.0% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2009, sales to customers in the United States represented approximately 31.6% of our net revenues and sales to international customers represented approximately 68.4% of our net revenues. Of our international sales, approximately 48.7% were derived from sales in Europe and the Middle East, approximately 44.1% were derived from sales in the Asia Pacific region and approximately 7.2% were derived from sales in the rest of the world.
     For the three and six months ended September 30, 2010 as compared to the three and six months ended September 30, 2009, we experienced sales growth in all major geographic areas including the U.S., Europe and Middle East, and Asia Pacific area. Our sales to the telecom market, the consumer products market and the industrial and commercial market increased significantly, whereas our sales to the medical market were largely unchanged.
     For the three and six months ended September 30, 2010, one distributor accounted for 12.9% and 13.4% of our net revenues, respectively, and another distributor accounted for 10.4% and 10.8% of our net revenues, respectively. For the three and six months ended September 30, 2009, one distributor accounted for 10.6% and 11.9%, respectively, of our net revenues.
     Our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin increased to 35.4% in the three months ended September 30, 2010 from 23.5% in the three months ended September 30, 2009. Gross profit margin increased to 35.1% in the six months ended September 30, 2010 from 22.4% in the six months ended September 30, 2009. The gross profit margin improved due to better utilization of facilities caused by increased production to support the growth in revenues and increased utilization or sale of previously written down inventory. The increased utilization and sale of previously written down inventory resulted in increased gross profit for the three and six months ended September 30, 2010, respectively. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2010 were 7.3% and 7.8%, respectively, as compared to 8.4% and 8.8% for the three and six months ended September 30, 2009. The reduction in the percentage resulted from increased net revenues. Expressed in absolute dollars, for the three and six months ended September 30, 2010 as compared to the same periods of the prior year, our R&D expenses increased by approximately $2.1 million and $4.6 million, or 46.9% and 50.2%, respectively. The increase in R&D spending was primarily caused by the acquisitions of Zilog and our display and LED driver businesses in fiscal year 2010, which resulted in increases in R&D headcount and expenses in the three and six months ended September 30, 2010 as compared to the same periods in the prior fiscal year.

Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2010 were 11.6% and 11.9% as compared to 14.9% and 16.0% for the three and six months ended September 30, 2009. The reduction in the percentage resulted from increased net revenues. Expressed in absolute dollars, SG&A expenses increased by $2.4 million and $4.5 million, or 30.4% and 27.6%, respectively, for the three and six months ended September 30, 2010 as compared to the same periods in the prior fiscal year, primarily due to the acquisition of Zilog, as well as higher commission and freight expenses incurred in relation to higher revenues.
Amortization of Acquisition-Related Intangible Assets.
     We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For the three and six months ended September 30, 2010, we recorded amortization expenses on acquisition-related intangible assets of $1.9 million and $3.8 million, respectively. There were no amortization expenses related to acquisition-related intangible assets in the three and six months ended September 30, 2009.
Restructuring Charges.
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     We incurred restructuring charges of $4,000 and $51,000 during the three and six months ended September 30, 2010. During the three and six months ended September 30, 2009, we incurred restructuring charges of $1.0 million. See Note 10, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Other Income (Expense), net.
     In the quarter ended September 30, 2010, other expense, net was $2.0 million as compared to other expense, net of $963,000 in the quarter ended September 30, 2009. The other expense, net in the three months ended September 30, 2010 principally consisted of $2.0 million of losses associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended September 30, 2009 consisted principally of $1.1 million in losses associated with changes in exchange rates for foreign currency transactions.
     Other income, net in the six months ended September 30, 2010 was $818,000, as compared to other expense, net of $2.4 million in the six months ended September 30, 2009. For the six months ended September 30, 2010, other income, net consisted principally of $757,000 of gains associated with changes in exchange rates for foreign currency transactions. For the six months ended September 30, 2009, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $2.3 million.
Provision for Income Tax.
     For the three and six months ended September 30, 2010, we recorded income tax provisions of $3.7 million and $9.7 million, reflecting effective tax rates of 34.8% and 41.9%, respectively. In contrast, for the three and six months ended September 30, 2009, we recorded income tax benefits of $899,000 and $1.3 million, reflecting effective tax rates of 42.2% and 20.9%, respectively. For the three months ended September 30, 2010, the effective tax rate was affected by the change in the estimates of annual income in foreign jurisdictions and certain discrete items. For the six months ended September 30, 2010, the effective tax rate was impacted by certain discrete items. For the three and six months ended September 30, 2009, the effective tax rates were affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate and by the release of valuation allowance. For the six months ended September 30, 2009, the effective tax rate also included certain discrete income items.

Liquidity and Capital Resources
     At September 30, 2010, cash and cash equivalents were $65.4 million as compared to $60.5 million at March 31, 2010.
     Our cash provided by operating activities for the six months ended September 30, 2010 was $13.6 million, a decrease of $3.3 million as compared to the comparable period of the prior year. The decrease in our operating cash flow was primarily due to a decrease of $19.4 million in net changes in operating assets and liabilities, offset by an increase of $16.0 million in net income and total adjustments to reconcile net income.
     The increase in net income and total adjustments to reconcile net income was driven by the increase in net revenues. The changes in operating assets and liabilities for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 were primarily caused by the following: Accounts receivables increased due to higher revenues, inventory purchases increased to meet our production plans and accrued expenses increased primarily due to an increase in income tax liabilities.
     Our net cash used in investing activities for the six months ended September 30, 2010 was $4.2 million, as compared to net cash used in investing activities of $4.1 million during the six months ended September 30, 2009. During the six months ended September 30, 2010, our uses of cash for investing activities principally reflected $3.9 million in purchases of property and equipment. During the six months ended September 30, 2009, our uses of cash for investing activities principally reflected $2.6 million for a business combination and $1.7 million in purchases of plant and equipment.
     For the six months ended September 30, 2010, net cash used in financing activities was $5.3 million, as compared to net cash used in financing activities of $2.9 million in the six months ended September 30, 2009. During the six months ended September 30, 2010, we used $3.7 million for the purchase of treasury stock and $2.2 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $593,000. During the six months ended September 30, 2009, net cash used in financing activities primarily reflected $2.8 million in principal payments on capital lease and loan obligations.
     At September 30, 2010, capital lease obligations and loans payable totaled $35.2 million. This represented 53.8% of our cash and cash equivalents and 17.9% of our stockholders’ equity.
     We are obligated on a €6.5 million, or $8.8 million, loan. The loan has a remaining term of about 10 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $227,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At September 30, 2010, we complied with the financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bears interest at the rate of 7.455% per annum and is due and payable in February 2011. Monthly payments of principal and interest of $56,000 are due under the loan. In addition, monthly impound payments aggregating $14,000 are to be made for items such as real property taxes, insurance and capital expenditures. The balance of the loan liability at September 30, 2010 was, and the remaining balance on the loan at maturity will be, approximately $7.1 million.
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
     Additionally, we maintain three defined benefit pension plans: one for the United Kingdom employees, one for German employees and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks, trustees or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at September 30, 2010 was $16.2 million. The Philippines plan is overfunded and the overfunding of $274,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.

     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at September 30, 2010. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Increases in the value of the Euro or the British pound could cause losses associated with changes in exchange rates for foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.
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
     For these and other reasons, we could experience a decrease in manufacturing yields. Additionally, if we increase our manufacturing output, the additional demands placed on existing equipment and personnel or the addition of new equipment or personnel may lead to a decrease in manufacturing yields. As a result, we may not be able to cost-effectively expand our production capacity in a timely manner.
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
     In connection with any of the foregoing, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, transition or conversion, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows and stock price could be negatively impacted.
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
     Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 28, 2010, approximately 21.8% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of IXYS, which may reduce the market price of our common stock.
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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1, 2010 — July 31, 2010	—	(1)	—	1,267,800
August 1, 2010 — August 31, 2010	294,300	$8.96	294,300	1,905,600	(2)
September 1, 2010 — September 30, 2010	—	(1)	—	1,905,600

Total	294,300	$8.96	294,300

(1)	Not applicable.

(2)	A stock purchase program to purchase up to 2,000,000 shares of common stock was approved on November 14, 2008. On August 26, 2010, an additional 932,100 shares of common stock were added to the program. The program is scheduled to expire on November 13, 2010.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 5.   OTHER INFORMATION
Not applicable.
ITEM 6.   EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
	By:	/s/ Uzi Sasson
Date: November 3, 2010		Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.