Form 10-Q
period 2010-12-31
IXYS CORP /DE/
filed 2011-02-04
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 31, 2011 was 31,250,473.

IXYS CORPORATION
FORM 10-Q
December 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$68,956	$60,524
Restricted cash	882	813
Accounts receivable, net of allowances of $3,243 at December 31, 2010 and $3,466 at March 31, 2010	50,626	47,158
Inventories	78,001	65,583
Prepaid expenses and other current assets	5,435	5,219
Deferred income taxes	10,339	10,467

Total current assets	214,239	189,764
Property, plant and equipment, net	50,494	47,878
Intangible assets, net	9,533	15,013
Goodwill	9,170	9,125
Deferred income taxes	17,145	17,081
Other assets	7,824	6,435

Total assets	$308,405	$285,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,796	$2,845
Current portion of loans payable	8,363	8,434
Accounts payable	17,479	17,762
Accrued expenses and other current liabilities	25,782	24,998

Total current liabilities	54,420	54,039
Long term income tax payable	6,192	6,233
Capitalized lease obligations, net of current portion	4,667	1,696
Long term loans, net of current portion	23,279	24,371
Pension liabilities	15,689	15,822

Total liabilities	104,247	102,161

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,116,853 issued and 31,217,266 outstanding at December 31, 2010 and 36,796,751 issued and 31,335,764 outstanding at March 31, 2010	371	368
Additional paid-in capital	187,929	183,242
Treasury stock, at cost: 5,899,587 common shares at December 31, 2010 and 5,460,987 common shares at March 31, 2010	(49,667)	(45,662)
Retained earnings	64,020	43,307
Accumulated other comprehensive income	1,505	1,880

Total stockholders’ equity	204,158	183,135

Total liabilities and stockholders’ equity	$308,405	$285,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenues	$91,727	$64,032	$266,512	$166,663
Cost of goods sold	62,647	48,321	176,131	128,000

Gross profit	29,080	15,711	90,381	38,663

Operating expenses:
Research, development and engineering	6,684	5,144	20,293	14,202
Selling, general and administrative	10,595	8,315	31,471	24,678
Amortization of acquisition-related intangible assets	1,630	502	5,476	505
Restructuring charges	515	32	566	1,042

Total operating expenses	19,424	13,993	57,806	40,427

Operating income (loss)	9,656	1,718	32,575	(1,764)
Other income (expense):
Interest income	67	108	219	317
Interest expense	(389)	(426)	(1,204)	(1,203)
Other income (expense), net	625	691	1,443	(1,702)

Income (loss) before income tax	9,959	2,091	33,033	(4,352)
Provision for income tax	(2,653)	(1,692)	(12,320)	(347)

Net income (loss)	$7,306	$399	$20,713	$(4,699)

Net income (loss) per share
Basic	$0.23	$0.01	$0.66	$(0.15)

Diluted	$0.23	$0.01	$0.65	$(0.15)

Weighted average shares used in per share calculation
Basic	31,096	31,100	31,210	30,893

Diluted	32,071	31,269	31,877	30,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$20,713	$(4,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,705	9,130
Provision for receivable allowances	5,860	2,873
Net change in inventory provision	(4,344)	3,056
Foreign currency adjustments on intercompany amounts	(794)	1,235
Stock-based compensation	2,547	2,443
(Gain) on investments and disposal of fixed assets	(177)	(157)
Changes in operating assets and liabilities:
Accounts receivable	(9,262)	(685)
Inventories	(7,837)	10,006
Prepaid expenses and other current assets	308	465
Other assets	(362)	45
Accounts payable	(534)	2,164
Accrued expenses and other liabilities	826	(2,579)
Pension liabilities	(306)	(61)

Net cash provided by operating activities	20,343	23,236

Cash flows from investing activities:
Change in restricted cash	(69)	(63)
Business combination, net of cash and cash equivalents acquired	—	(2,625)
Purchases of investments	(135)	(554)
Purchases of property and equipment	(6,765)	(2,565)
Proceeds from sale of investments	255	398

Net cash used in investing activities	(6,714)	(5,409)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,373)	(3,058)
Repayments of loans and notes payable	(1,040)	(1,136)
Proceeds from line of credit	—	15,000
Proceeds from employee equity plans	2,142	1,026
Purchase of treasury stock	(4,005)	(288)

Net cash provided by (used in) financing activities	(5,276)	11,544

Effect of exchange rate fluctuations on cash and cash equivalents	79	1,684

Net increase in cash and cash equivalents	8,432	31,055
Cash and cash equivalents at beginning of period	60,524	55,441

Cash and cash equivalents at end of period	$68,956	$86,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2010 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010, or fiscal 2010, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the disclosures about supplementary pro forma information for business combinations. The objective of the guidance is to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The guidance also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combinations. The guidance is effective for us for the fiscal year beginning on April 1, 2011. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements.
     In December 2010, FASB issued authoritative guidance on the application of the goodwill impairment test for a reporting unit having a zero or negative carrying amount. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance is effective for us for the fiscal year beginning on April 1, 2011. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements.
     In July 2010, FASB issued authoritative guidance on the disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the guidance is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk, the analysis and assessment of the risk and the changes and reasons for those changes in the allowance for credit losses. We adopted the guidance in the quarter ended December 31, 2010. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements.
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
3. Business Combination
     Zilog, Inc.
     On February 18, 2010, we completed the acquisition of Zilog, Inc., or Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. We acquired all outstanding shares as of the acquisition date for a cash consideration of $62.5 million, and Zilog became our wholly-owned subsidiary. The acquisition is intended to add digital control to our power management and to create more cost-effective system integration solutions for our diversified customer base.
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

     The fair value of assets acquired included trade receivables of $3.3 million, of which an estimated $1.2 million was not expected to be collected, resulting in a fair value of $2.1 million. Other receivables, included above in other assets, were stated at their fair value and also approximate the gross contractual value of the receivable.
     Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog, trade name and information technology related assets. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and royalty savings approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, contract backlog and customer relationships. We utilized a discount rate of 22% to value these intangibles using the income approach. The royalty savings approach was used to determine the fair value of the trade name and indicates the fair value of an asset based upon a 22% discount rate and a 1% royalty rate. The purchase price allocation table presented above reflects our preliminary determination of the fair values of the assets acquired and liabilities assumed. We are in the process of completing our review of income tax related effects in order to finalize the purchase price allocation during the quarter ended March 31, 2011. The goodwill is not deductible for tax purposes.
     Supplemental Pro Forma Financial Information (unaudited):
     The following pro forma summary gives effect to the acquisition of Zilog as if it had occurred at the beginning of fiscal 2010. The pro forma financial information reflects the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods. The unaudited pro forma financial information includes the historical results of IXYS Corporation for the three and nine months ended December 31, 2009 and Zilog for the three and nine months ended December 26, 2009. The unaudited pro forma financial information for the three and nine months ended December 31, 2009 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2009
	(unaudited)
Pro forma net revenues	$72,702	$190,638

Pro forma net income (loss)	$47	$(5,536)

Pro forma net income (loss) per share (basic)	$—	$(0.18)

Pro forma net income (loss) per share (diluted)	$—	$(0.18)

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
     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010 (1)			March 31, 2010 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Marketable equity securities (2)	$308	$308	$—	$198	$198	$—
Auction rate preferred securities (2)	375	—	375	375	—	375
Derivative contract (3) (4)	8	—	8	(109)	—	(109)

Total	$691	$308	$383	$464	$198	$266

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	The derivative contract as of December 31, 2010 was included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheets.

(4)	The derivative contract as of March 31, 2010 was included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.
     We use derivative instruments to manage exposures to changes in interest rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the derivative contract.
     Auction Rate Preferred Securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at December 31, 2010. See Note 11, “Pension Plans” for a discussion of pension liabilities.
5. Other Assets
     Other assets consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
	(unaudited)
Available-for-sale investment securities	$683	$573
Long term equity investment	4,475	4,446
Advance to vendors and other items	2,666	1,416

Total	$7,824	$6,435

6. Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
	(unaudited)
Raw materials	$21,425	$12,216
Work in process	36,888	35,339
Finished goods	19,688	18,028

Total	$78,001	$65,583

7. Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	March 31,
	2010	2010
	(unaudited)
Uninvoiced goods and services	$12,052	$11,029
Compensation and benefits	6,210	6,876
Income taxes	3,766	2,763
Restructuring accrual	993	1,205
Commission, royalties, deferred revenue and other	2,761	3,125

Total	$25,782	$24,998

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

	Acquisition Date		Estimated
	Fair Value	Amortization	Useful Life
	(In thousands)	Method	(In months)
Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Total acquired intangible assets	$16,810

     Identified intangible assets consisted of the following as of December 31, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$1,410	$4,590
Customer relationships	6,310	2,765	3,545
Contract backlog	3,170	2,845	325
Other intangible assets	1,414	341	1,073

Total identifiable intangible assets	$16,894	$7,361	$9,533

     Identified intangible assets consisted of the following as of March 31, 2010 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$6,000	$366	$5,634
Customer relationships	6,310	644	5,666
Contract backlog	3,170	753	2,417
Other intangible assets	1,414	118	1,296

Total identifiable intangible assets	$16,894	$1,881	$15,013

     As of December 31, 2010, estimated amortization expenses for the next five years are as follows (in thousands): remainder of fiscal year 2011, $1,451; fiscal year 2012, $2,972; fiscal year 2013, $2,150; fiscal year 2014, $968; and thereafter, $1,992.
9. Borrowing Arrangements
     Bank of the West
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31,

2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2010, the outstanding principal balance under the credit agreement was $15.0 million.
     The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of December 31, 2010 was 3.04%.
     The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2010, we complied with all of these financial covenants.
     The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2010 was €6.3 million, or $8.4 million.
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
     During each fiscal quarter, a principal payment of €167,000, or about $221,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2010, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.
     LaSalle Bank National Association
     On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carried a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 were due under the loan. In addition, monthly impound payments aggregating $14,000 were made for items such as real property taxes, insurance and capital expenditures. The loan was repaid in full on February 1, 2011.
     Note payable issued in acquisition
     On September 10, 2008, we issued a note payable with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of Reaction Technology Incorporated, or RTI. The note is repayable in 60 equal monthly installments of $38,666, which includes interest at an annual rate of 6.0%. The note is collateralized by a security interest in the property acquired and the current assets of RTI.
10. Restructuring Charges
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits.
     During the quarter ended December 31, 2010, we relocated the Zilog employees to our headquarters in Milpitas and vacated the facility in San Jose, California, as a part of our integration plan to reduce costs. As a result, we took a charge of $442,000 for future costs that will continue to be incurred during the remaining term of the San Jose lease.

     The costs in connection with restructuring plan in Europe and Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of December 31, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.
     Restructuring activity as of and for the three and nine months ended December 31, 2010 was as follows (in thousands):

	Severance and	Lease
	Related Benefits	Commitment Accrual	Total
Balance at March 31, 2010	$1,205	$—	$1,205
Charges	47	—	47
Cash payments	(512)	—	(512)
Currency translation adjustment	(89)	—	(89)

Balance at June 30, 2010	$651	$—	$651

Charges	4	—	4
Cash payments	(175)	—	(175)
Currency translation adjustment	65	—	65

Balance at September 30, 2010	$545	$—	$545

Charges	73	442	515
Cash payments	(53)	—	(53)
Currency translation adjustment	(14)	—	(14)

Balance at December 31, 2010	$551	$442	$993

     We anticipate that the remaining restructuring obligations of $993,000 as of December 31, 2010 will be paid by September 30, 2012.
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
     In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of December 31, 2010, the pension plan was overfunded by approximately $257,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheet.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Service cost	$18	$—	$52	$—
Interest cost on projected benefit obligation	529	497	1,542	1,458
Expected return on plan assets	(393)	(257)	(1,149)	(759)
Recognized actuarial loss	47	31	137	91

Net periodic pension expense	$201	$271	$582	$790

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
     Employee Stock Purchase Plan
     In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three and nine months ended December 31, 2010, there were 49,339 shares and 92,306 shares purchased under the Purchase Plan, leaving approximately 406,000 shares available for purchase under the plan in the future.
     Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Income Statement Classifications	2010	2009	2010	2009
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$914	$702	$2,547	$2,443

Stock-based compensation effect in income before taxes	914	702	2,547	2,443
Provision for income taxes (1)	347	267	968	928

Net stock-based compensation effects in net income	$567	$435	$1,579	$1,515

(1)	Estimated at a statutory income tax rate of 38% in fiscal year 2011 and 38% in fiscal year 2010.
     During the three and nine months ended December 31, 2010, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2010, approximately $5.6 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended December 31, 2010 and 2009, were based on estimates at the date of grant as follows:

	Stock Options (1)			Purchase Plan (2)
	Three Months	Nine Months		Three Months		Nine Months
	Ended December 31,	Ended December 31,		Ended December 31,		Ended December 31,
	2009	2010	2009	2010	2009	2010	2009
Weighted average estimated fair value of grant per share	$2.94	$4.70	$3.49	$2.51	$3.20	$2.85	$4.19
Risk-free interest rate	2.3%	1.9%	2.3%	0.2%	0.3%	0.3%	0.4%
Expected term in years	4.6	5.82	5.00	0.5	0.5	0.5	0.5
Volatility	51.6%	56.1%	57.0%	45.1%	53.2%	49.3%	80.1%
Dividend yield	0%	0%	0%	0%	0%	0%	0%

(1)	No stock options were granted during the quarter ended December 31, 2010.

(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

     Activity with respect to outstanding stock options for the nine months ended December 31, 2010 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
			(000)
Balance at March 31, 2010	5,188,273	$9.32
Options granted	655,000	$8.90
Options exercised	(204,246)	$7.34	$722
Options cancelled	(20,000)	$6.97
Options expired	(217,853)	$19.55

Balance at December 31, 2010	5,401,174	$8.94

Exercisable at December 31, 2010	3,715,670	$9.24
Exercisable at March 31, 2010	3,468,398	$9.98

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.
     Activity with respect to outstanding restricted stock units for the nine months ended December 31, 2010 was as follows:

	Number of	Weighted Average Grant	Aggregate Fair
	Shares	Date Fair Value	Value (1)
			(000)
Balance at March 31, 2010	32,200	$9.58
RSUs vested (2)	(32,200)	$9.58	$292

Balance at December 31, 2010	—

(1)	For restricted stock units, represents value of our common stock on the date the restricted stock unit vests.

(2)	The number of restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
13. Comprehensive Income (Loss)
     The components of total comprehensive income (loss) and related tax effects were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income (loss)	$7,306	$399	$20,713	$(4,699)
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $13 and $(13) for the three and nine months ended December 31, 2010 and net of taxes of $4 and $22 for the three and nine months ended December 31, 2009	24	7	(24)	41
Adjustment to unrecognized actuarial net loss	—	—	58	—
Foreign currency translation adjustments	(2,030)	(1,053)	(409)	5,667

Total comprehensive income (loss)	$5,300	$(647)	$20,338	$1,009

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	December 31,	March 31,
	2010	2010
	(unaudited)
Accumulated net unrealized gain on available-for-sale investments securities, net of taxes of $2 at December 31, 2010 and $15 at March 31, 2010	$3	$27
Unrecognized actuarial loss, net of tax of $(1,532) at December 31, 2010 and $(1,685) at March 31, 2010	(3,976)	(4,034)
Accumulated foreign currency translation adjustments	5,478	5,887

Total accumulated other comprehensive income	$1,505	$1,880

14. Computation of Net Income (Loss) per Share
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Basic:
Weighted average shares	31,096	31,100	31,210	30,893

Net income (loss)	$7,306	$399	$20,713	$(4,699)

Net income (loss) per share	$0.23	$0.01	$0.66	$(0.15)

Diluted:
Weighted average shares	31,096	31,100	31,210	30,893
Common equivalent shares from stock options	975	169	667	—

Weighted average shares used in diluted per share calculation	32,071	31,269	31,877	30,893

Net income (loss)	$7,306	$399	$20,713	$(4,699)

Net income (loss) per share	$0.23	$0.01	$0.65	$(0.15)

     Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and nine months ended December 31, 2010, there were outstanding weighted average options to purchase 1,663,531 and 2,114,978 shares that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases. For the quarter ended December 31, 2009, we excluded 4.7 million outstanding stock options from the calculation of net income per share because the exercise price of these stock options were greater than or equal to the average market value of the common shares. Due to our net loss for the nine months ended December 31, 2009, outstanding stock options and restricted stock units to purchase 1.1 million shares of our common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

15. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
United States	$23,521	$17,315	$74,785	$49,810
Europe and the Middle East
France	1,972	1,297	5,085	3,104
Germany	10,493	6,807	29,596	18,571
United Kingdom	6,941	3,770	21,169	9,808
Other	12,984	9,297	34,595	23,871
Asia Pacific
China	18,770	14,584	50,829	32,788
Japan	2,683	3,145	9,439	7,363
Korea	2,238	2,216	7,312	5,114
Singapore	3,177	399	8,455	1,238
Taiwan	2,546	1,113	7,491	2,373
Other	2,739	1,375	7,888	4,914
Rest of the World
India	2,451	1,631	5,697	4,721
Other	1,212	1,083	4,171	2,988

Total	$91,727	$64,032	$266,512	$166,663

     The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Power semiconductors	$63,563	$43,662	$182,074	$122,950
Integrated circuits	20,267	15,306	64,742	30,047
Systems and RF power semiconductors	7,897	5,064	19,696	13,666

Total	$91,727	$64,032	$266,512	$166,663

     For the three months ended December 31, 2010, two distributors accounted for 12.7% and 10.9% of our net revenues, respectively. For the nine months ended December 31, 2010, two distributors accounted for 12.3% and 11.7% of our net revenues, respectively. For the three and nine months ended December 31, 2009, one distributor accounted for 10.4% and 11.3% of our net revenues, respectively.
16. Income Taxes
     For the three and nine months ended December 31, 2010, we recorded income tax provisions of $2.7 million and $12.3 million, reflecting effective tax rates of 26.6% and 37.3%, respectively. For the three and nine months ended December 31, 2009, we recorded income tax provisions of $1.7 million and $347,000, reflecting effective tax rates of 80.9% and 8.0%, respectively. For the three months ended December 31, 2010, the effective tax rate was affected by certain discrete items offset by changes in the estimates of annual income in foreign jurisdictions based on nine months of experience. For the nine months ended December 31, 2010, the effective tax rate was affected by certain discrete items. For the three months ended December 31, 2009, the provision for income tax represented the adjustment of the income tax account to reflect a change in our estimated income taxes for the year based on nine months of experience, offset by a favorable impact on the reversal of accrued income tax expenses following conclusion of an audit in a foreign tax jurisdiction. The provision for income tax for the nine months ended December 31, 2009, was incurred because we had losses in certain jurisdictions with comparatively lower tax rates, partially offset by the release of valuation allowance.
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
Bank of the West
     On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the revolving line of credit. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2010 and March 31, 2010.

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
     In the quarter ended December 31, 2010 as compared to the immediately preceding quarter, sales of power semiconductors and systems and RF power semiconductors increased, whereas the sale of ICs declined, primarily because of reduced sales to the telecom market. Demand for our power semiconductors has led to capacity issues, which we are addressing by increasing capital expenditures. In the quarter ended December 31, 2010 as compared to the immediately preceding quarter, gross profit margin fell because of increased unabsorbed manufacturing overhead caused in part by holiday shutdowns, adverse product mix, including decreased revenues from power semiconductors sold to the higher margin medical market and decreased revenues from ICs, and reduced utilization or sale of previously written down inventory.
     During the current fiscal year, distribution revenues have remained largely constant while revenues from original equipment manufacturers increased. In addition, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels in terms of percentages of net revenues.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 56.0% of our net revenues in the nine months ended December 31, 2010 and 49.7% of our net revenues in the nine months ended December 31, 2009 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     We state our net revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government agencies is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2010 and 2009, approximately $599,000 and $1.0 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $15.0 million in inventory of our products on hand at December 31, 2010. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2010 (in thousands):

Balance at March 31, 2010	$1,419
Additions	1,286
Deductions	(1,008)

Balance at June 30, 2010	$1,697
Additions	951
Deductions	(1,222)

Balance at September 30, 2010	$1,426
Additions	1,543
Deductions	(1,599)

Balance at December 31, 2010	$1,370

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

     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2010	$35,574
Utilization or sale	(3,561)
Additional accrual	1,553
Foreign currency translation adjustments	(913)

Balance at June 30, 2010	$32,653
Utilization or sale	(3,015)
Scrap	(1,027)
Additional accrual	2,024
Foreign currency translation adjustments	1,051

Balance at September 30, 2010	$31,686
Utilization or sale	(2,022)
Scrap	(387)
Additional accrual	1,009
Foreign currency translation adjustments	(257)

Balance at December 31, 2010	$30,029

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2010, our lower of cost or market reserve was $557,000.
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
     Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process as prescribed by the authoritative guidance provided by FASB. The first step is to evaluate the tax position for recognition by determining if there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, tax rates, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see Note 2, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Results of Operations — Three and Nine Months Ended December 31, 2010 and 2009
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2010	%change	2009	2010	%change	2009
	(000)		(000)	(000)		(000)
Net revenues	$91,727	43.3%	$64,032	$266,512	59.9%	$166,663
Cost of goods sold	62,647	29.6%	48,321	176,131	37.6%	128,000

Gross profit	$29,080	85.1%	$15,711	$90,381	133.8%	$38,663

Operating expenses:
Research, development and engineering	$6,684	29.9%	$5,144	$20,293	42.9%	$14,202
Selling, general and administrative	10,595	27.4%	8,315	31,471	27.5%	24,678
Amortization of acquisition- related intangible assets	1,630	224.7%	502	5,476	984.4%	505
Restructuring charges	515	1509.4%	32	566	-45.7%	1,042

Total operating expenses	$19,424	38.8%	$13,993	$57,806	43.0%	$40,427

     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.3%	75.5%	66.1%	76.8%

Gross profit	31.7%	24.5%	33.9%	23.2%

Operating expenses:
Research, development and engineering	7.3%	8.0%	7.6%	8.5%
Selling, general and administrative	11.6%	13.0%	11.8%	14.8%
Amortization of acquisition- related intangible assets	1.8%	0.8%	2.1%	0.3%
Restructuring charges	0.6%	0.0%	0.2%	0.6%

Total operating expenses	21.3%	21.8%	21.7%	24.2%

Operating income (loss)	10.4%	2.7%	12.2%	-1.0%
Other income (expense), net	0.3%	0.6%	0.2%	-1.6%

Income (loss) before income tax	10.7%	3.3%	12.4%	-2.6%
Provision for income tax	-2.9%	-2.7%	-4.6%	-0.2%

Net income (loss)	7.8%	0.6%	7.8%	-2.8%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues (1)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	% change	2009	2010	% change	2009
	(000)		(000)	(000)		(000)
Power semiconductors	$63,563	45.6%	$43,662	$182,074	48.1%	$122,950
Integrated circuits	20,267	32.4%	15,306	64,742	115.5%	30,047
Systems and RF power semiconductors	7,897	55.9%	5,064	19,696	44.1%	13,666

Total	$91,727	43.3%	$64,032	$266,512	59.9%	$166,663

(1)	Revenues by product group include royalties.
     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
Average Selling Prices

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	% change	2009	2010	% change	2009
Power semiconductors	$1.83	-23.1%	$2.38	$1.85	-22.6%	$2.39
Integrated circuits	$0.92	33.3%	$0.69	$0.89	25.4%	$0.71
Systems and RF power semiconductors	$30.61	30.0%	$23.55	$27.24	26.0%	$21.62

Units

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	% change	2009	2010	% change	2009
	(000)		(000)	(000)		(000)
Power semiconductors	34,679	89.1%	18,338	98,661	92.0%	$51,374
Integrated circuits	21,003	-5.9%	22,317	69,693	65.2%	42,177
Systems and RF power semiconductors	258	20.0%	215	723	14.4%	632

Total	55,940	36.9%	40,870	169,077	79.5%	94,183

     The 43.3% increase in net revenues in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 reflected an increase of $19.9 million, or 45.6%, in the sale of power semiconductors, an increase of $5.0 million, or 32.4%, in the sale of ICs and an increase of $2.8 million, or 55.9%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $12.1 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $7.6 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by the acquisition of Zilog, offset by reduced sales of display driver ICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $2.3 million increase in the sale of subassemblies to the industrial and commercial market.
     For the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, the unit growth in power semiconductors was broad-based. The unit decline in ICs was principally caused by reduced shipments of display driver ICs to the consumer products market and by reduced shipments of solid state relays, or SSRs, to the telecom market, offset by shipments of microcontroller products. The increase in unit shipments in systems and RF power semiconductors was largely the result of increased shipments of subassemblies.
     The 59.9% increase in net revenues in the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 reflected an increase of $59.1 million, or 48.1%, in the sale of power semiconductors, an increase of $34.7 million, or 115.5%, in the sale of ICs and an increase of $6.0 million, or 44.1%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $36.0 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $21.4 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by the acquisition of Zilog and a $4.7 million increase in the sale of SSRs to the telecom market. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $5.1 million increase in the sale of subassemblies to the industrial and commercial market.
     For the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, IC unit growth was principally due to shipments of Zilog microcontrollers and shipments of SSRs, whereas in power semiconductors the unit growth was broad-based. The unit increase in systems and RF power semiconductors was principally due to increased shipments of subassemblies.
     For the three and nine months ended December 31, 2010 as compared to the comparable periods of the previous fiscal year, the changes in the ASPs of power semiconductor and the systems and RF power semiconductors were due to changes in the mix of products sold. The ASP of power semiconductors declined with markedly increased sales to all of our major market segments, except for the higher priced medical market. The ASP of systems and RF power semiconductors increased with the increased sales of subassemblies. The ASP of ICs increased as a result of the addition of microcontroller product sales from the recently acquired Zilog division.
     For the quarter ended December 31, 2010, sales to customers in the United States represented approximately 25.6% of our net revenues and sales to international customers represented approximately 74.4% of our net revenues. Of our international sales, approximately 47.5% were derived from sales in Europe and the Middle East, approximately 47.1% were derived from sales in the Asia Pacific region and approximately 5.4% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2009, sales to customers in the United States represented approximately 27.0% of our net revenues and sales to international customers represented approximately 73.0% of our net revenues. Of our international sales, approximately 45.3% were derived from sales in Europe and the Middle East, approximately 48.9% were derived from sales in the Asia Pacific region and approximately 5.8% were derived from sales in the rest of the world.
     For the nine months ended December 31, 2010, sales to customers in the United States represented approximately 28.1% of our net revenues and sales to international customers represented approximately 71.9% of our net revenues. Of our international sales, approximately 47.2% were derived from sales in Europe and the Middle East, approximately 47.7% were derived from sales in the Asia Pacific region and approximately 5.1% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2009, sales to customers in the United States represented approximately 29.8% of our net revenues and sales to international customers represented approximately 70.2% of our net revenues. Of our international sales, approximately 47.3% were derived from sales in Europe and the Middle East, approximately 46.0% were derived from sales in the Asia Pacific region and approximately 6.7% were derived from sales in the rest of the world.
     For the three and nine months ended December 31, 2010 as compared to the three and nine months ended December 31, 2009, we experienced sales growth in all major geographic areas including the U.S., Europe and the Middle East, and the Asia Pacific area. For the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, our sales to the telecom market and the industrial and commercial market increased significantly, while our sales to the medical market and to the consumer products market declined. For the nine months ended December 31, 2010 as compared to the same period in prior year, our sales to the telecom market, the consumer products market and the industrial and commercial market increased significantly, whereas our sales to the medical market were largely unchanged.
     For the three and nine months ended December 31, 2010, one distributor accounted for 12.7% and 12.3% of our net revenues, respectively, and another distributor accounted for 10.9% and 11.7% of our net revenues, respectively. For the three and nine months ended December 31, 2009, one distributor accounted for 10.4% and 11.3%, respectively, of our net revenues.
     Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit margin increased to 31.7% in the three months ended December 31, 2010 from 24.5% in the three months ended December 31, 2009. Gross profit margin increased to 33.9% in the nine months ended December 31, 2010 from 23.2% in the nine months ended December 31, 2009. The gross profit margin improved due to changes in product mix, better utilization of facilities caused by increased production to support the growth in revenues and increased utilization or sale of previously written down inventory. During the current fiscal year, our net revenues included higher margin microcontroller products sold by the Zilog division acquired in February 2010, resulting in higher gross profit margins. The increased utilization and sale of previously written down inventory resulted in increased gross profit for the three and nine months ended December 31, 2010, respectively. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2010 were 7.3% and 7.6%, respectively, as compared to 8.0% and 8.5% for the three and nine months ended December 31, 2009. The reduction in the percentages resulted from increased net revenues. Expressed in dollars, for the three and nine months ended December 31, 2010 as compared to the same periods of the prior year, our R&D expenses increased by approximately $1.5 million and $6.1 million, or 29.9% and 42.9%, respectively. The increase in R&D spending was primarily caused by the acquisitions of Zilog and our display and LED driver businesses in fiscal year 2010, which resulted in increases in R&D headcount and expenses in the three and nine months ended December 31, 2010 as compared to the same periods in the prior fiscal year.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2010 were 11.6% and 11.8% as compared to 13.0% and 14.8% for the three and nine months ended December 31, 2009. The reduction in the percentages resulted from increased net revenues. Expressed in dollars, SG&A expenses increased by $2.3 million and $6.8 million, or 27.4% and 27.5%, respectively, for the three and nine months ended December 31, 2010 as compared to the same periods in the prior fiscal year, primarily due to the acquisition of Zilog, as well as higher commission and freight expenses incurred because of increased revenues.
Amortization of Acquisition-Related Intangible Assets.
     We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For the three and nine months ended December 31, 2010, we recorded amortization expenses on acquisition-related intangible assets of $1.6 million and $5.5 million, respectively. For the three and nine months ended December 31, 2009, we recorded amortization expenses on acquisition-related intangible assets of $502,000 and $505,000, respectively.
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
     During the quarter ended December 31, 2010, we relocated the Zilog employees to our headquarters in Milpitas and vacated the facility in San Jose, California, as a part of our integration plan to reduce costs. As a result, we took a charge of $442,000 for future costs that will continue to be incurred during the remaining term of the San Jose lease.
     As a consequence of these restructuring actions, we incurred restructuring charges of $515,000 and $566,000 during the three and nine months ended December 31, 2010. During the three and nine months ended December 31, 2009, we incurred restructuring charges of $32,000 and $1.0 million, respectively. The restructuring accrual as of December 31, 2010 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. See Note 10, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Other Income (Expense), net.
     In the quarter ended December 31, 2010, other income, net was $625,000 as compared to other income, net of $691,000 in the quarter ended December 31, 2009. The other income, net in the three months ended December 31, 2010 principally consisted of $572,000 in gains associated with changes in exchange rates for foreign currency transactions. The other income, net in the three months ended December 31, 2009 consisted principally of $682,000 in gains associated with changes in exchange rates for foreign currency transactions.
     For the nine months ended December 31, 2010, other income, net was $1.4 million, as compared to other expense, net of $1.7 million in the nine months ended December 31, 2009. For the nine months ended December 31, 2010, other income, net consisted principally of $1.3 million in gains associated with changes in exchange rates for foreign currency transactions. For the nine months ended December 31, 2009, other expense, net consisted principally of losses associated with changes in exchange rates for foreign currency transactions of $1.6 million.
Provision for Income Tax.
     For the three and nine months ended December 31, 2010, we recorded income tax provisions of $2.7 million and $12.3 million, reflecting effective tax rates of 26.6% and 37.3%, respectively. For the three and nine months ended December 31, 2009, we recorded income tax provisions of $1.7 million and $347,000, reflecting effective tax rates of 80.9% and 8.0%, respectively. For the three months ended December 31, 2010, the effective tax rate was affected by certain discrete items offset by changes in the estimates of annual income in foreign jurisdictions based on nine months of experience. For the nine months ended December 31, 2010, the effective tax rate was affected by certain discrete items. For the three months ended December 31, 2009, the provision for income tax represented the adjustment of the income tax account to reflect a change in our estimated income taxes for the year based on nine months of experience, offset by a favorable impact on the reversal of accrued income tax expenses following conclusion of an audit in a foreign tax jurisdiction. The provision for income tax for the nine months ended December 31, 2009 was incurred because we had losses in certain jurisdictions with comparatively lower tax rates, partially offset by the release of valuation allowance.
Liquidity and Capital Resources
     At December 31, 2010, cash and cash equivalents were $69.0 million as compared to $60.5 million at March 31, 2010.
     Our cash provided by operating activities for the nine months ended December 31, 2010 was $20.3 million, a decrease of $2.9 million as compared to the $23.2 million in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $26.5 million in net changes in operating assets and liabilities, offset by an increase of $23.6 million in net income and total adjustments to reconcile net income.
     The increase in net income and total adjustments to reconcile net income was driven by the increase in net revenues. The changes in operating assets and liabilities for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 were primarily caused by the following: Accounts receivables increased due to higher revenues and inventory purchases increased to meet our production plans.
     Our net cash used in investing activities for the nine months ended December 31, 2010 was $6.7 million, as compared to net cash used in investing activities of $5.4 million during the nine months ended December 31, 2009. During the nine months ended December 31, 2010, our uses of cash for investing activities principally reflected $6.8 million in purchases of property and equipment. During the nine months ended December 31, 2009, our uses of cash for investing activities principally reflected $2.6 million for a business combination and $2.6 million in purchases of property and equipment.

     For the nine months ended December 31, 2010, net cash used in financing activities was $5.3 million, as compared to net cash provided by financing activities of $11.5 million in the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we used $4.0 million for the purchase of treasury stock and $3.4 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.1 million. During the nine months ended December 31, 2009, net cash provided by financing activities primarily reflected $15.0 million in proceeds borrowed under the line of credit, offset by $4.2 million in principal payments on capital lease and loan obligations.
     At December 31, 2010, capital lease obligations and loans payable totaled $39.1 million. This represented 56.7% of our cash and cash equivalents and 19.2% of our stockholders’ equity.
     We are obligated on a €6.3 million, or $8.4 million, loan. The loan has a remaining term of about 10 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $221,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At December 31, 2010, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bore interest at the rate of 7.455% per annum. Monthly payments of principal and interest of $56,000 were due under the loan. In addition, monthly impound payments aggregating $14,000 were made for items such as real property taxes, insurance and capital expenditures. The loan was repaid in full on February 1, 2011.
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2010, the outstanding principal balance under the credit agreement was $15.0 million. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.
     Additionally, we maintain three defined benefit pension plans: one for the United Kingdom employees, one for German employees and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks, trustees or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at December 31, 2010 was $15.7 million. The Philippines plan is overfunded and the overfunding of $257,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at December 31, 2010. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter to quarter and year to year. For example, from fiscal 2005 to fiscal 2006 and from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:
•	changes in business and economic conditions, including a downturn in demand or decrease in the rate of growth in demand, whether in the global economy, a regional economy or in the semiconductor industry;

•	changes in consumer and business confidence caused by changes in market conditions, including changes in the credit market, change in currency exchange rates, expectations for inflation and energy prices;

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventory;

•	loss of key customers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of production capacity, whether internally or from external suppliers;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.
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
     The semiconductor industry has been characterized by periodic limitations on production capacity. Currently, we are experiencing constraints on our ability to manufacture power semiconductors that result in longer lead times for product delivery than desired by many of our customers. If we are unable to increase our production capacity to meet current or possible future demand, some of our customers may seek other sources of supply or our future growth may be limited.
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
     For the nine months ended December 31, 2010, our net revenues by region were approximately 28.1% in the United States, approximately 33.9% in Europe and the Middle East, approximately 34.3% in Asia Pacific and approximately 3.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a significant portion of total net revenues. We maintain significant operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:
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
     Of our net revenues for the nine months ended December 31, 2010, 41.6% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, three of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.
     Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us on short notice. If growth in demand for our products occurs, these foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or our growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:
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
     We are unable to discern a pattern in or otherwise predict the amount of any royalty payments that we may receive. Consequently, we are unable to plan on the receipt of royalties and our results of operations may be adversely affected in an unanticipated manner by a reduction in the amount of royalties received.
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
     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have been sued for purported patent infringement and have been accused of infringing the intellectual property rights of third parties. We also have certain indemnification obligations to customers and suppliers with respect to the infringement of third party intellectual property rights by our products. We could incur substantial costs defending ourselves and our customers and suppliers from any such claim. Infringement claims or claims for indemnification, whether or not proven to be true, may divert the efforts and attention of our management and technical personnel from our core business operations and could otherwise harm our business. For example, in June 2000, we were sued for patent infringement by International Rectifier Corporation. The case was ultimately resolved in our favor, but not until October 2008. In the interim, the U.S. District Court entered multimillion dollar judgments against us on two different occasions, each of which was subsequently vacated.
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

     In connection with any of the foregoing, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, transition or conversion, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business and our results of operations, cash flows and stock price could be negatively affected.
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
     Approximately 8.7% of our net revenues for the nine months ended December 31, 2010 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.
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
     In addition, approximately 8.7% of our net revenues for the nine months ended December 31, 2010 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices.
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
     Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan and Israel, which are currently experiencing political instability. Additionally, we have accounting operations in the Philippines, our principal external foundry is located in South Korea and assembly subcontractors are located in Indonesia, the Philippines and South Korea.
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
     Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 31, 2011, approximately 21.5% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
October 1, 2010 — October 31, 2010	—	(1)	—	1,905,600
November 1, 2010 — November 31, 2010	32,000	$10.59	32,000	—	(2)
December 1, 2010 —December 31, 2010	—	(1)	—	—

Total	32,000	$10.59	32,000

(1)	Not applicable.

(2)	A stock purchase program to purchase up to 2,000,000 shares of common stock was approved on November 14, 2008. On August 26, 2010, an additional 932,100 shares of common stock were added to the program. The program expired on November 13, 2010.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 5.  OTHER INFORMATION
Not applicable.
ITEM 6.  EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
	By:	/s/ Uzi Sasson
Date: February 4, 2011		Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Second Amendment to the Credit Agreement by and between Bank of the West and IXYS Corporation dated as of December 29, 2010.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.