Form 10-K
period 2011-03-31
IXYS CORP /DE/
filed 2011-06-08
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2010, was approximately $236,325,351. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 25, 2011 was 31,516,934.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2011, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

We are a multi-market integrated semiconductor company. We specialize in the development, manufacture and marketing of high performance power semiconductors, advanced mixed-signal integrated circuits, or ICs, application specific integrated circuits, or ASICs, microcontrollers, systems and radio frequency, or RF, power semiconductors.

Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2011, or fiscal 2011, power semiconductors constituted approximately 69.6% of our revenues, which included 26.1% of revenues from power MOS transistors and 43.5% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

Our power semiconductor products are used primarily to control electricity in:

•	power conversion systems, including uninterruptible power supplies, or UPS, and switch-mode power supplies, or SMPS, for applications, such as communications infrastructure, including wireless base stations, network servers and telecommunication switching stations;

•	motor drives for industrial applications, such as industrial transportation, robotics, automation and process control equipment;

•	medical electronics for sophisticated applications, such as defibrillators and MRI equipment; and

•	renewable energy sources, such as wind turbines and solar systems.

We design and sell ICs that have applications in telecommunications, display, power management, security systems and appliances. In fiscal 2011, ICs constituted approximately 22.9% of our revenues.

Our mixed-signal ICs are used in telecommunications products, central office switching equipment, customer premises equipment, set top boxes, remote meter reading equipment, security systems, advanced flat displays, medical electronics and defense aerospace systems. Our microcontroller semiconductor products are designed for a variety of applications, including consumer electronics, home appliances and security systems.

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices. We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2011, system and RF semiconductors constituted approximately 7.5% of our revenues.

We design our power semiconductor, IC and system and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2011, our products were used by over 2,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric and Siemens.

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

Power semiconductors are used to provide the precisely regulated power required by sophisticated electronic products and equipment and address the growing demand for energy efficiency. In most cases, power semiconductors:

•	convert, or “rectify,” alternating current, or AC, power delivered by electrical utilities to the direct current, or DC, power that is required by most electronic equipment;

•	convert DC power at a certain voltage level to DC power at a different voltage level to meet the specific voltage requirement for an application;

•	invert DC power to high frequency AC power to permit the processing of power through the use of substantially smaller electronic components; or

•	rectify high frequency AC power from switch-mode power supplies to meet the specific DC voltage and frequency required by an application.

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

With the growth in telecommunications, data communications and wireless communications, the demand for analog and mixed-signal ICs and RF power semiconductors has grown. Our mixed-signal ICs address the interface between telecommunication and data communication components, both in the central office and in gateway applications, especially with the increased use of the Internet protocol, or IP. Our RF power semiconductors are used in wireless infrastructure and in other microwave communication applications. Technical advancement in the communication industries is expected, in part, to drive the demand for higher performance semiconductors.

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2011, power semiconductors constituted approximately 69.6% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 43.5% of revenues from bipolar products. In fiscal year ended March 31, 2010, or fiscal 2010, power semiconductors constituted approximately 72.2% of our revenues, which included about 28.0% of revenues from power MOS transistors and about 44.2% of revenues from bipolar products. In fiscal year ended March 31, 2009, or fiscal 2009, power semiconductors constituted approximately 79.3% of our revenues, which included about 29.7% of revenues from power MOS transistors and about 49.6% of revenues from bipolar products.

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

•	Power MOSFETs. A power MOSFET, or metal-oxide-silicon field-effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency. Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 40 to 1,700 volts.

•	IGBTs. IGBTs, or insulated-gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage-controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them more cost-effective devices for high energy applications than power MOSFETs.

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

•	Thyristors. Thyristors are switches that can be turned on by a controlled signal and turned off only when the output current is reduced to zero, which occurs in the flow of AC power. Thyristors are preferred over power MOSFETs and IGBTs in high voltage, low frequency AC applications because their on-state resistance is lower than the on-state resistance of power MOSFETs and IGBTs. Our thyristors are used in motor drives, defibrillators, power supplies, lighting and heating controls.

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in the communication and other industries and include mixed-signal application specific ICs, as designed for specific customers and as standard products, power management and control ICs and microcontrollers. ICs accounted for 22.9% of our revenues in fiscal 2011, 19.9% of our revenues in fiscal 2010 and 11.8% of our revenues in fiscal 2009.

Solid-State Relays.

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

Application Specific Integrated Circuits.

We design high voltage, analog and mixed-signal ASICs for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application specific standard products. In this regard, we have developed a line of source and gate drivers.

Power Management and Control ICs.

We also make and sell power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers for power MOSFETs and IGBTs. These ICs typically manage, control or regulate power semiconductors and the circuits and subassemblies that incorporate them.

Microcontrollers.

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

RF Power Semiconductors

Our RF power devices switch electricity at the high rates necessary to enable the amplification or reception of radio frequencies. Our products include field-effect transistors, or FETs, pseudomorphic high electron mobility transistors, or PHEMTs, and Gunn diodes. These products are principally gallium arsenide devices, which remain efficient at the high heat and energy levels inherent in RF applications.

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

Category	Our Products	End User Applications

Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Thyristor	RF generators
	Rectifier	Renewable energy systems
	IC Driver	Low-power controllers
	Embedded flash microcontroller	Industrial controllers
	Core 8-bit microcontroller	Battery chargers
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC driver
Solid state relay

Category	Our Products	End User Applications

Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET
Telecommunications	SSR	Point-of-sale terminals
	MOSFET	Modems
	LCAS	Set top boxes
	GaAs FET	Wireless base stations
	DAA	Central office
	Core 8-bit microcontroller	Security systems
	Serial communication controller	Telephone switches/PBX
Consumer Products	Display driver IC	Cell phones
	Core 8-bit microcontroller	Appliances
	Embedded flash microcontroller	Displays

We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2011, we employed 68 people in sales, marketing and customer support and used 36 sales representative organizations and 12 distributors in the Americas and 128 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 55.3% of net revenues in fiscal 2011, 51.4% of net revenues in fiscal 2010 and 46.8% of net revenues in fiscal 2009. One distributor, Allied Group (Hong Kong) Ltd, accounted for 11.8% and 10.9% of net revenues in fiscal 2011 and 2010, respectively. Another distributor, Future Electronics, accounted for 11.9% of net revenues in fiscal 2011.

In fiscal 2011, United States sales represented approximately 28.1%, and international sales represented approximately 71.9%, of our net revenues. Of our international sales in fiscal 2011, approximately 48.6% were derived from sales in Europe and the Middle East, approximately 46.0% were derived from sales in Asia and approximately 5.4% were derived from sales in Canada and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce to the market on a timely basis new products offering technological improvements. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $27.5 million in fiscal 2011, $20.1 million in fiscal 2010, and $19.9 million in fiscal 2009. As of March 31, 2011, we employed 133 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for medical applications;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide monolithic microwave ICs, or MMICs;

•	developing new light emitting diode drivers;

•	developing higher power IGBT modules;

•	developing power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, for power management;

•	developing trench MOSFETs for automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for solar inverters and wind power generators;

•	developing stacks for renewable energy markets;

•	developing ICs for telecommunications;

•	developing solar powered battery charging devices, products and circuits; and

•	developing 8 and 16-bit embedded flash-based microcontrollers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2011, we held 391 issued patents, of which 285 were issued in the U.S. and 106 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

Measured in dollars, we relied on external foundries for approximately 40.7% of our wafer fabrication requirements in fiscal 2011. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. Our principal external foundry for power semiconductors is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

Wafer fabrication of power semiconductors generally employs process technology and equipment already proven in IC manufacturing. Power semiconductors are manufactured using fabrication equipment that is one or more generations behind the equipment used to fabricate leading-edge ICs. Used fabrication equipment can be obtained at prices substantially less than the original cost of such equipment or the cost of current equipment applying the latest technology. Consequently, the fabrication of power semiconductors is less capital intensive than the fabrication of leading-edge ICs.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 61.6% of our products were, during fiscal 2011, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Regarding these factors, we view our competitive advantage as an ability to respond quickly to customer requests for new product development. On the other hand, we rarely consider our company to be among the most aggressive in pricing. We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Technology, Silicon Labs and Supertex. Our RF power semiconductor competitors include Microsemi and RF Micro Devices.

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2011, our backlog of orders was approximately $178.7 million, as compared to $125.5 million at March 31, 2010. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2011.

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

Employees

At March 31, 2011, we employed 1,244 employees, of whom 133 were primarily engaged in engineering and research and development activities, 68 in marketing, sales and customer support, 961 in manufacturing and 82 in administration and finance. Of these employees, 212 hold engineering or science degrees, including 23 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year. For example, from fiscal 2005 to fiscal 2006 and from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

•	changes in business and economic conditions, including a downturn in demand or decrease in the rate of growth in demand, whether in the global economy, a regional economy or the semiconductor industry;

•	changes in consumer and business confidence caused by changes in market conditions, potentially including changes in the credit market, or changes in currency exchange rates, expectations for inflation or energy prices;

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventory;

•	loss of key customers;

•	the availability of production capacity, whether internally or from external suppliers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

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

For the fiscal year ended March 31, 2011, our net revenues by region were approximately 28.1% in the United States, approximately 34.9% in Europe and the Middle East, approximately 33.0% in Asia Pacific and approximately 4.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and Asia Pacific. Some of the risks inherent in doing business internationally are:

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

We believe that consumer products are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than other types of products sold by our customers. Shorter product life cycles result in more frequent design competitions for the inclusion of semiconductors in next generation consumer products, which may not result in design wins for us. Shorter product life cycles may lead to more frequent circumstances where sales of existing products are reduced or ended.

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

Of our net revenues for our fiscal year ended March 31, 2011, 40.7% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, four of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

Our requirements typically represent a small portion of the total production of the external foundries that manufacture our wafers and products. One or more of these external foundries may not continue to produce wafers for us or continue to advance the process design technologies on which the manufacturing of our products is based. These circumstances could harm our ability to deliver our products or increase our costs.

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

We are unable to discern a pattern in or otherwise predict the amount of any royalty payments that we may receive. Consequently, we are unable to plan on the receipt of royalties and our results of operations may be adversely affected by a reduction in the amount of royalties received.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Technology, Silicon Labs and Supertex. Our RF power semiconductor competitors include Microsemi and RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices below which it would be profitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We rely on our distributors and sales representatives to sell many of our products.

Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. Foreign distributors are typically granted longer payment terms, resulting in higher accounts receivable balances for a given level of sales than domestic distributors. Our risk of loss from the financial insolvency of distributors is, therefore, disproportionally weighted to foreign distributors. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

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

In connection with any of the foregoing, we could experience errors, delays and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, transition or conversion, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business or adversely affect our results of operations, cash flows or stock price.

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

Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our manufacturing processes, include the costs of:

•	writing off the value of inventory of defective products;

•	disposing of defective products;

•	recalling defective products that have been shipped to customers;

•	providing product replacements for, or modifications to, defective products; and/or

•	defending against litigation related to defective products.

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

Approximately 9.1% of our net revenues for the fiscal year ended March 31, 2011 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2011, we recorded an impairment charge for goodwill and intangible assets of $702,000, based on our estimates of the future operating results and discounted cash flows of the reporting unit.

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

In addition, approximately 9.1% of our net revenues for the fiscal year ended March 31, 2011 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. For example, the March 2011 earthquake in Japan adversely affected the operations of some of our Japanese suppliers, which limited the availability of certain production inputs to us for a short period of time. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 25, 2011, approximately 21.2% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2012 and that suitable additional or replacement space will be available in the future as needed on commercially reasonably terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2011.

Name	Age	Position(s)

Nathan Zommer	63	Chairman of the Board and Chief Executive Officer
Uzi Sasson	49	President, Chief Financial Officer and Secretary

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

Uzi Sasson.  Mr. Sasson has served as our President since December 2009 and our Chief Financial Officer and Secretary since November 2004. From November 2004 to December 2009, Mr. Sasson was our Vice President and, from June 2007 to August 2010, Mr. Sasson held the title of Chief Operating Officer. Although he no longer formally holds that title, he continues to function in that role. From August to November 2004, Mr. Sasson served as a director of our company. Prior to joining our company, Mr. Sasson worked in tax, accounting and finance for technology and accounting firms. Mr. Sasson has a Master of Science in Taxation and a Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended March 31, 2011
High	$9.88	$9.74	$12.38	$13.85
Low	$7.82	$8.00	$9.20	$10.76
Fiscal Year Ended March 31, 2010
High	$11.00	$10.61	$8.71	$9.36
Low	$7.61	$6.38	$6.11	$6.81

The number of record holders of our common stock as of May 25, 2011 was 387. We do not have any current plans to pay cash dividends.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2006 through March 31, 2011 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2011, 2010 and 2009, and the balance sheet data as of March 31, 2011 and 2010 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2008 and 2007 and the balance sheet data as of March 31, 2009, 2008 and 2007 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2011	2010(1)	2009	2008	2007
	(In thousands, except per share amounts)

Statement of Operations Data:
Net revenues	$363,273	$243,224	$273,552	$304,456	$285,908
Cost of goods sold	241,175	179,791	207,594	217,332	201,577

Gross profit	122,098	63,433	65,958	87,124	84,331

Operating expenses:
Research, development and engineering	27,527	20,112	19,931	21,124	20,105
Selling, general and administrative	42,881	36,163	37,962	42,093	44,134
Amortization of acquisition-related intangible assets	6,937	1,839	1,651	—	—
Restructuring charges	759	1,614	—	—	—
Impairment charges	702	—	6,440	—	—
Litigation provision	—	—	—	(12,957)	(29,435)

Total operating expenses	78,806	59,728	65,984	50,260	34,804

Operating income (loss)	43,292	3,705	(26)	36,864	49,527
Other income (expense):
Interest income (expense), net	(1,228)	(1,230)	(666)	277	1,793
Other income (expense)	836	(141)	4,256	(3,162)	(3,081)

Income before income tax provision	42,900	2,334	3,564	33,979	48,239
Provision for income tax	(6,253)	(3,011)	(6,913)	(10,690)	(18,020)

Net income (loss)	$36,647	$(677)	$(3,349)	$23,289	$30,219

Net income (loss) per share — basic	$1.17	$(0.02)	$(0.11)	$0.73	$0.90

Net income (loss) per share — diluted	$1.14	$(0.02)	$(0.11)	$0.71	$0.87

Cash dividends per share	$—	$—	$0.10	$—	$—

Weighted average shares used in per share calculations
Basic	31,235	31,005	31,087	31,906	33,505

Diluted	32,008	31,005	31,087	33,031	34,784

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

	As of March 31,
	2011	2010(1)	2009	2008	2007
	(In thousands)

Selected operating data:
Gross profit margin	33.6%	26.1%	24.1%	28.6%	29.5%
Depreciation and amortization	$18,059	$13,386	$14,547	$12,868	$10,499
Balance sheet data:
Cash and cash equivalents	$75,406	$60,524	$55,441	$56,614	$54,027
Working capital	181,963	135,280	150,917	162,392	142,408
Total assets	325,189	285,939	252,832	293,830	273,641
Total long term obligations	51,918	48,122	40,037	47,980	34,647
Total stockholders’ equity	229,229	183,135	178,492	200,229	181,109
Cash flow data:
Cash provided by operating activities	$33,867	$29,166	$21,580	$27,955	$1,883
Cash used in investing activities	(8,941)	(36,256)	(5,874)	(10,737)	(8,865)
Cash (used in) provided by financing activities	(11,401)	11,775	(12,750)	(18,579)	(20,093)

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Over the past fiscal year, with the improvement in global economic conditions and the acquisition of Zilog, our revenues increased by 49.4% compared to fiscal 2010. The growth in revenues reflected increased sales in all product groups and to all major geographic areas. Similarly, our sales to all major market segments increased, as did our distribution revenues. The gross profit margin increase during fiscal 2011 was primarily due to higher production resulting in improved utilization of facilities, the sale of fully or partially reserved inventory and a shift in product mix towards higher margin products. Comparing the two years, both our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, increased, primarily because of increased customer orders and related product development and the acquisition of Zilog. In future periods, both our SG&A and R&D expenses are expected to continue at percentages of net revenues similar to recent historical experience.

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

Revenue recognition.  We sell to distributors and original equipment manufacturers. Approximately 55.3% of our revenues in fiscal 2011, 51.4% of our revenues in fiscal 2010 and 46.8% of our revenues in fiscal 2009 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2011, 2010 and 2009, approximately $916,000, $1.2 million and $1.8 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $13.5 million and $12.2 million in inventory of our products on hand at March 31, 2011 and 2010, respectively. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2011 (in thousands):

Balance March 31, 2008	$345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	$1,400

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

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventories is dependent on our estimate of future demand as it relates to historical sales. If our projected demand is overestimated, we may be required to reduce the valuation of our inventories below cost. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based primarily on our historical sales and expectations for future use. We also recognize a reserve based on known technological obsolescence, when appropriate. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. For example, during the fourth quarter of fiscal 2009, we examined our inventory and as a consequence of the dramatic retrenchment in some of our markets, certain of our inventory that normally would not be considered excess was considered as such. Therefore, we booked additional charges of about $14.9 million to recognize this exposure.

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not write it up when it is subsequently sold or scrapped. We do not physically segregate excess inventory nor do we assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2008	$19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	34,697
Sale of excess inventory	(5,846)
Scrap of excess inventory	(1,867)

Balance of excess inventory	26,984
Additional provision for excess inventory	8,590

Balance at March 31, 2010	35,574
Sale of excess inventory	(9,618)
Scrap of excess inventory	(2,230)

Balance of excess inventory	23,726
Additional provision for excess inventory	5,710

Balance at March 31, 2011	$29,436

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2011 and 2010, our lower of cost or market reserve was $821,000 and $797,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Valuation of Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally one to six years, and evaluated for impairment in accordance with the authoritative guidance provided by FASB. In addition, we apply accelerated amortization method on certain customer relationships based on our estimates of future revenues from these customers.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. There are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. During our annual impairment analysis in the fourth quarter of fiscal 2011, we concluded that the goodwill and the intangible assets associated with the acquisition of the acquired Leadis businesses were completely impaired. As a result, we recorded impairment charges of $304,000 and $398,000, respectively, to write off all the outstanding goodwill and the intangible assets of the acquired Leadis businesses.

We perform the impairment test on intangible assets by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Income tax.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2011	% Change	2010	% Change	2009
	(000)		(000)		(000)

Net revenues	$363,273	49.4	$243,224	(11.1)	$273,552
Cost of goods sold	241,175	34.1	179,791	(13.4)	207,594

Gross profit	$122,098	92.5	$63,433	(3.8)	$65,958

Operating expenses:
Research, development and engineering	$27,527	36.9	$20,112	0.9	$19,931
Selling, general and administrative	42,881	18.6	36,163	(4.7)	37,962
Amortization of acquisition-related intangible assets	6,937	277.2	1,839	11.4	1,651
Restructuring charges	759	(53.0)	1,614	nm	—
Impairment charges	702	nm	—	(100.0)	6,440

Total operating expenses	$78,806	31.9	$59,728	(9.5)	$65,984

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2011	2010	2009
	% of Net	% of Net	% of Net
	Revenues	Revenues	Revenues

Net revenues	100.0	100.0	100.0
Cost of goods sold	66.4	73.9	75.9

Gross profit	33.6	26.1	24.1

Operating expenses:
Research, development and engineering	7.6	8.3	7.3
Selling, general and administrative	11.8	14.9	13.9
Amortization of acquisition-related intangible assets	1.9	0.7	0.6
Restructuring charges	0.2	0.7	—
Impairment charges	0.2	—	2.3

Total operating expenses	21.7	24.6	24.1

Operating income	11.9	1.5	0.0
Other income (expense), net	(0.1)	(0.5)	1.3

Income before income tax	11.8	1.0	1.3
Provision for income tax	(1.7)	(1.2)	(2.5)

Net income (loss)	10.1	(0.2)	(1.2)

The following table sets forth the revenues for each of our product groups for fiscal 2011, 2010 and 2009:

Revenues

	Year Ended March 31,
	2011	% Change	2010	% Change	2009
	(000)		(000)		(000)

Power semiconductors	$252,892	43.9	$175,699	(19.0)	$216,836
ICs	83,225	72.1	48,372	50.1	32,236
Systems and RF power semiconductors	27,156	41.8	19,153	(21.8)	24,480

Total	$363,273	49.4	$243,224	(11.1)	$273,552

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2011, 2010 and 2009:

Average Selling Prices

	Year Ended March 31,
	2011	% Change	2010	% Change	2009

Power semiconductors	$1.91	(17.0)	$2.30	(13.5)	$2.66
ICs(1)	$0.91	24.7	$0.73	(6.4)	$0.78
Systems and RF power semiconductors	$25.79	18.2	$21.81	(4.5)	$22.84

(1)	$3.4 million and $1.1 million in royalty revenues were excluded from the calculation of the ASP of ICs in fiscal 2011 and 2010, respectively.

Units

	Year Ended March 31,
	2011	% Change	2010	% Change	2009
	(000)		(000)		(000)

Power semiconductors	132,148	72.6	76,557	(6.1)	81,498
ICs	87,790	36.5	64,292	55.0	41,468
Systems and RF power semiconductors	1,053	19.9	878	(18.1)	1,072

Total	220,991	55.9	141,727	14.3	124,038

From fiscal 2010 to fiscal 2011, net revenues increased by $120.0 million, or 49.4%, with the improvement in economic conditions and the Zilog acquisition. The increase was across all product groups and reflected an increase of $77.2 million, or 43.9%, in the sale of power semiconductors, an increase of $34.9 million, or 72.1%, in the sale of ICs and an increase of $8.0 million, or 41.8%, in the sale of systems and RF power semiconductors.

The increase in power semiconductors included a $48.2 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $26.8 million increase in the sale of MOSFET products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by the acquisition of Zilog and a $4.5 million increase in the sale of SSRs to the telecom market, offset by a decrease of $4.3 million in the sale of display driver ICs. Revenues from the sale of systems and RF power semiconductors increased primarily due to a $6.7 million increase in the sale of subassemblies to the industrial and commercial market.

In fiscal 2011 as compared to fiscal 2010, the changes in the ASPs of power semiconductors and the systems and RF power semiconductors were due to changes in the mix of products sold. The ASP of power semiconductors declined as sales to the medical market become a smaller proportion of our revenues. The ASP of systems and RF power semiconductors increased with the increased sales of subassemblies. The ASP of ICs increased as a result of the addition of microcontroller product sales from the Zilog division acquired towards the end of fiscal 2010.

From fiscal 2010 to fiscal 2011, IC unit growth was principally due to shipments of Zilog microcontrollers and shipments of SSRs, whereas in power semiconductors the unit growth was broad-based. The unit increase in systems and RF power semiconductors was primarily due to increased shipments of subassemblies.

The 11.1% decline in net revenues from fiscal 2009 to fiscal 2010 reflected a $41.0 million, or 19.0%, decrease in the sale of power semiconductors and a $5.3 million, or 21.8%, decrease in the sale of systems and RF power semiconductors, offset by an increase of $16.0 million, or 50.1%, in the sales of ICs.

The decrease in power semiconductors was broad-based across all major product lines, and included a $28.7 million decline in the sale of bipolar products and a $12.3 million decline in sales of MOSFET products, principally in the consumer products market and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease of $4.3 million in the sale of subassemblies to the industrial and commercial market. The increase in revenues from ICs was principally due to the acquisition of the display driver IC product line from Leadis Technology, Inc. and the acquisition of Zilog.

The decrease in the ASPs of power semiconductors in fiscal 2010 as compared to fiscal 2009 was primarily due to a change in the mix of products sold and declining prices in Europe, which resulted from market conditions in the first two quarters of the fiscal year. The decline in the ASPs of systems and RF power semiconductors was principally due to a decline in the revenues from the sale of the higher priced subassemblies that was larger than the decline in the revenues from the sale of lower-priced RF power semiconductors. The decrease in ASPs of ICs was largely due to the addition of the lower priced display driver product line from Leadis during fiscal 2010.

In fiscal 2010 as compared to fiscal 2009, the decline in shipments of power semiconductors was primarily due to reduced shipments of bipolar products, principally to the industrial and commercial market. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of RF power semiconductors. In ICs, the unit growth was primarily because of increased shipments of display driver ICs to the consumer products market, increased shipments of SSRs, primarily to the industrial and commercial market, and the shipment of microcontrollers after the acquisition of Zilog.

For fiscal 2011, sales to customers in the United States represented approximately 28.1%, and sales to international customers represented approximately 71.9%, of our net revenues. Of our international sales in fiscal 2011, approximately 48.6% were derived from sales in Europe and the Middle East, approximately 46.0% were derived from sales in Asia and approximately 5.4% were derived from sales in Canada and the rest of the world.

By comparison, for fiscal 2010, sales to customers in the United States represented approximately 29.8%, and sales to international customers represented approximately 70.2%, of our net revenues. Of our international sales in fiscal 2010, approximately 47.4% were derived from sales in Europe and the Middle East, approximately 46.5% were derived from sales in Asia and approximately 6.1% were derived from sales in Canada and the rest of the world.

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

From fiscal 2010 to fiscal 2011, we experienced sales growth in all major geographic areas including the U.S., Europe and the Middle East, and the Asia Pacific area. Our sales to the telecom market, the consumer products market and the industrial and commercial market increased significantly, whereas our sales to the medical market increased modestly.

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

In fiscal 2011, two distributors accounted for 11.9% and 11.8% of our net revenues, respectively. In fiscal 2010, one distributor accounted for 10.9% of our net revenues. In fiscal 2009, none of our customers accounted for more than 10% of our net revenues.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2010 to fiscal 2011, gross profit increased by $58.7 million and the gross profit margin increased from 26.1% to 33.6%. The $120.0 million, or 49.4%, increase in net revenues in fiscal 2011 resulted in higher gross profit as compared to fiscal 2010. The increase in gross profit margin during fiscal 2011 was primarily due to higher production resulting in improved utilization of facilities, the sale of fully or partially reserved inventory and a shift in product mix towards higher margin products. In fiscal 2011, we released $3.9 million of our excess inventory reserve as a result of the sale of fully or partially reserved inventory; whereas in fiscal 2010, we added $2.5 million to our reserve for excess inventory.

From fiscal 2009 to fiscal 2010, gross profit decreased by $2.5 million, whereas the gross profit margin increased from 24.1% to 26.1%. The decline in the gross profit dollars was principally because of reduced revenues as a result of the global economic downturn and because of changes in product mix, as sales to the higher margin medical market decreased and sales to the lower margin consumer products market increased, offset by a reduction in the write-down of inventories. The gross profit margin increase was mainly due to a reduction in the write-down of excess inventory. In fiscal 2010, we added $2.5 million to our reserve for excess inventory; while in fiscal 2009, we added $17.5 million to our reserve for excess inventory.

In each of the last three years, our gross profit and gross profit margin were positively affected by the utilization and sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design and development. From fiscal 2010 to fiscal 2011, R&D expenses increased by $7.4 million and decreased from 8.3% to 7.6% as a percentage of net revenues. The decrease in the percentage of R&D expenses was primarily due to the increase in net revenues. The increase in R&D spending in dollars was principally caused by the acquisition of Zilog in the last quarter of fiscal year 2010, which resulted in increased R&D headcount and expenses in fiscal 2011 as compared to fiscal 2010. From fiscal 2009 to fiscal 2010, R&D expenses increased slightly by $181,000 and increased from 7.3% to 8.3% as a percentage of net revenues. The increase in the percentage was primarily due to a decrease in net revenues.

Selling, General and Administrative.

In fiscal 2011 as compared to fiscal 2010, SG&A expenses increased by $6.7 million and decreased from 14.9% to 11.8% as a percentage of net revenues. The reduction in the percentage resulted from increased net revenues. Expressed in dollars, the increase was primarily due to the acquisition of Zilog, as well as higher commission expenses incurred because of increased revenues. In fiscal 2010 as compared to fiscal 2009, selling, general and administrative expenses decreased by $1.8 million and increased from 13.9% to 14.9% as a percentage of net revenues. The decrease was principally due to a decline in sales and marketing expenses of $4.4 million, consistent with the decreased revenues, offset by an increase in finance and administration expenses, or F&A expenses, of $2.6 million. The increase in F&A expenses resulted from an increase of $1.5 million in professional and consulting expense, incurred mainly because of acquisitions, and $1.7 million of additional F&A expenses arising from the acquired businesses, offset by a $709,000 reversal of an employee payment accrual at our Germany division in compliance with local laws.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For fiscal 2011 and fiscal 2010, amortization expenses on acquisition-related intangible assets were $6.9 million and $1.8 million, respectively. In fiscal 2009, our amortization expense was $1.7 million, primarily related to the acquisition of Reaction Technology Inc. The increase in amortization expense in fiscal 2011 is due to the acquisition of Zilog during the fourth quarter of fiscal 2010, which resulted in an entire year of amortization in fiscal 2011 as compared to approximately five weeks of amortization in fiscal 2010. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

Restructuring Charges.

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to prevailing market conditions. The plans primarily involved the termination of employees and consolidation of certain positions. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our consolidated statements of operations. Implementation of the plan continued into fiscal 2011.

During the quarter ended December 31, 2010, we relocated the Zilog employees to our headquarters in Milpitas and vacated the facility in San Jose, California, as a part of our integration plan to reduce costs. As a result, we included a charge of $659,000 in our consolidated statements of operations for future costs that will continue to be incurred during the remaining term of the San Jose lease.

As a consequence of these restructuring actions, we incurred restructuring charges of $759,000 and $1.6 million in fiscal 2011 and 2010, respectively. The restructuring accruals as of March 31, 2011 and 2010 were included under “Accrued expenses and other liabilities” on our consolidated balance sheets. See Note 16, “Restructuring Charges” in the Notes to Consolidated Financial Statements of this Form 10-K.

Impairment Charges.

For fiscal 2011, we performed an assessment of the impairment of goodwill at the reporting unit level that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. After completing our review, we concluded that the goodwill and intangible assets associated with the Leadis reporting unit were fully impaired. As a result, we wrote off all of the outstanding goodwill and intangible assets related to the acquisition and recorded impairment charges of $702,000. For fiscal 2010, we concluded that our goodwill and intangible assets were not impaired.

In fiscal 2009, our assessment of the impairment of goodwill identified several factors that led to a reduction in forecasted cash flows, including, among others, lower than expected performance of reporting units carrying goodwill and current economic conditions. After completing the first and the second step in the goodwill impairment analysis, we concluded that the entire goodwill balance of the three reporting units that had goodwill recorded should be impaired. Consequently, we recorded a charge of $6.4 million for fiscal 2009.

See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Other Income (Expense), Net.

In fiscal 2011, interest expense, net was $1.2 million as compared to interest expense, net of $1.2 million in fiscal 2010 and $666,000 in fiscal 2009. The increase in interest expense, net in fiscal 2011 and 2010 as compared to fiscal 2009 was primarily caused by lower interest rates on our cash balances and by interest expense on our $15.0 million borrowing from BOW. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement with BOW.

In fiscal 2011, other income, net was $836,000 as compared to other expense, net of $141,000 in fiscal 2010 and other income, net of $4.3 million in fiscal 2009, respectively. The change from other expense, net in fiscal 2010 to other income, net in fiscal 2011 was primarily due to investment earnings and gains associated with changes in exchange rates applied to foreign currency transactions. The change from other income, net in fiscal 2009 to other expense, net in fiscal 2010 was primarily due to losses from changes in exchange rates applied to foreign currency transactions.

Provision for Income Taxes.

In fiscal 2011, the provision for income taxes reflected an effective tax rate of 15% as compared to 129% in fiscal 2010 and 194% in fiscal 2009. The fiscal 2011 tax rate reflected a benefit of 19% related to the release of valuation allowances that had been applied against domestic deferred tax assets, which principally consist of net operating loss carry forwards. The fiscal 2010 tax rate resulted from taxable income recognized in higher tax rate jurisdictions and a loss recognized in a lower tax rate jurisdiction. The income tax provision in fiscal 2009 principally resulted from increases in valuation allowances on certain deferred tax assets and the impact of the impairment of our goodwill, which is not deductible for tax purposes. See Note 17, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Liquidity and Capital Resources

At March 31, 2011, cash and cash equivalents were $75.4 million as compared to $60.5 million at March 31, 2010 and $55.4 million at March 31, 2009. In fiscal 2011 and 2009, the cash generated by our operations provided sufficient liquidity for our needs. In fiscal 2010, our liquidity needs expanded and we borrowed $15.0 million to supplement the cash generated by operations.

Our cash provided by operating activities in fiscal 2011 was $33.9 million as compared to $29.2 million in fiscal 2010 and $21.6 million in fiscal 2009. For fiscal 2011 as compared to fiscal 2010, the increase in cash provided by operating activities of $4.7 million was primarily due to an increase of $40.5 million in net income (loss) and total adjustments to reconcile net income (loss), offset by a decrease of $35.8 million in net changes in operating assets and liabilities.

Changes in assets and liabilities for fiscal 2011 compared to fiscal 2010 included the following: Accounts receivables increased due to higher revenues and inventory purchases increased to meet our production plans.

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

We used $8.9 million in net cash for investing activities during fiscal 2011, as compared to $36.3 million in fiscal 2010 and $5.9 million in fiscal 2009. In fiscal 2011, we spent $8.9 million on capital expenditures. In fiscal 2010, we spent $30.6 million on business combinations and $5.1 million on capital expenditures. In fiscal 2009, we spent $8.8 million on capital expenditures. Over the past three fiscal years, the capital expenditures were principally for equipment required to increase our production capacity.

For fiscal 2011, net cash used in financing activities was $11.4 million, as compared to net cash provided by financing activities of $11.8 million in fiscal 2010 and net cash used in financing activities of $12.8 million in fiscal 2009. In fiscal 2011, we used $8.4 million for repayments of loans, $4.0 million to purchase treasury stock and $3.1 million for principal repayments on capital lease obligations, offset by proceeds from employee equity plans of $3.9 million. In fiscal 2010, we borrowed $15.0 million and received $1.3 million through employee equity plans, offset by $4.0 million for principal repayments on capital lease obligations and $1.3 million for repayments of loans. In fiscal 2009, we used $7.5 million for the purchase of treasury stock, $4.7 million for principal repayments on capital lease obligations, $3.2 million for the payment of dividends to stockholders and $1.9 million for repayments of loans, offset by proceeds from employee equity plans of $3.6 million.

At March 31, 2011, capital lease obligations and loans payable totaled $32.7 million. This represented 43.3% of our cash and cash equivalents and 14.2% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €6.2 million, or $8.7 million, loan. The loan has a remaining term of 9 years, ending in June 2020, and bears a variable interest rate, which is dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $235,000, and a payment of accrued interest is required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2011, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

On August 2, 2007, we completed the purchase of a building in Milpitas, California. We moved our corporate office and a facility for operations to this location in January 2008. In connection with the purchase, we assumed a loan, secured by the building, of $7.5 million. The loan bore interest at the rate of 7.455% per annum. Monthly payments of principal and interest of $56,000 were due under the loan. In addition, monthly impound payments aggregating $14,000 were made for items such as real property taxes, insurance and capital expenditures. The remaining balance of the loan was paid in full on February 1, 2011.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At March 31, 2011, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees or we accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at March 31, 2011 was $14.5 million. The Philippines plan is overfunded and the overfunding of $330,000 at March 31, 2011 is included under “Other assets” on our consolidated balance sheets. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2011, we had $75.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2011. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2011 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations(1)(2)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt	$24,770	$1,352	$17,544	$1,880	$3,994
Capital lease obligations(3)	8,260	3,060	3,814	1,386	—
Operating lease obligations	9,224	2,526	1,957	1,291	3,450
Other purchase obligations(4)	29,560	11,195	18,347	18	—

Total	$71,814	$18,133	$41,662	$4,575	$7,444

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plan” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $8.8 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes anticipated interest payments. The capital lease obligations of $8.3 million include interest payments totaling $379,000.

(4)	Represents commitments for the purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2011, as we had not yet received the related goods or taken title to the property.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2011 would have had the effect of reducing our net income by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a €6.2 million, or approximately $8.7 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 9 years.

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

In addition, we have interest rate risk from a $20.0 million revolving line of credit with BOW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2013. At March 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. Currently, a six-month LIBOR commitment is in effect, resulting in an interest rate, inclusive of BOW’s margin, of 3.25%.

Revenues from our foreign subsidiaries were approximately 44.9% of total revenues in fiscal 2011. These revenues mainly come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2011 by an amount less than $1.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net loss. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IXYS Corporation
Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2011 expressed an unqualified opinion thereon.

                             /s/  BDO USA, LLP

San Francisco, California
June 8, 2011

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$75,406	$60,524
Restricted cash	593	813
Accounts receivable, net of allowances of $3,478 at March 31, 2011 and $3,466 at March 31, 2010	55,222	47,158
Inventories	75,839	65,583
Prepaid expenses and other current assets	8,285	5,417
Deferred income taxes	10,660	10,467

Total current assets	226,005	189,962
Property, plant and equipment, net	52,311	47,878
Intangible assets, net	7,674	15,013
Goodwill	6,448	6,752
Deferred income taxes	24,774	19,899
Other assets	7,977	6,435

Total assets	$325,189	$285,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,860	$2,845
Current portion of loans payable	1,352	8,434
Accounts payable	16,892	17,762
Accrued expenses and other current liabilities	22,938	25,641

Total current liabilities	44,042	54,682
Other long term liabilities	8,934	6,233
Capitalized lease obligations, net of current portion	5,021	1,696
Long term loans, net of current portion	23,418	24,371
Pension liabilities	14,545	15,822

Total liabilities	95,960	102,804

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,352,509 issued and 31,452,922 outstanding at March 31, 2011 and 36,796,751 issued and 31,335,764 outstanding at March 31, 2010	374	368
Additional paid-in capital	190,805	183,242
Treasury stock, at cost: 5,899,587 common shares at March 31, 2011 and 5,460,987 common shares at March 31, 2010	(49,667)	(45,662)
Retained earnings	79,954	43,307
Accumulated other comprehensive income	7,763	1,880

Total stockholders’ equity	229,229	183,135

Total liabilities and stockholders’ equity	$325,189	$285,939

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share data)

Net revenues	$363,273	$243,224	$273,552
Cost of goods sold	241,175	179,791	207,594

Gross profit	122,098	63,433	65,958

Operating expenses:
Research, development and engineering	27,527	20,112	19,931
Selling, general and administrative	42,881	36,163	37,962
Amortization of acquisition-related intangible assets	6,937	1,839	1,651
Restructuring charges	759	1,614	—
Impairment charges	702	—	6,440

Total operating expenses	78,806	59,728	65,984

Operating income (loss)	43,292	3,705	(26)
Other income (expense):
Interest income	285	426	1,098
Interest expense	(1,513)	(1,656)	(1,764)
Other income (expense), net	836	(141)	4,256

Income before income tax provision	42,900	2,334	3,564
Provision for income tax	(6,253)	(3,011)	(6,913)

Net income (loss)	$36,647	$(677)	$(3,349)

Net income (loss) per share
Basic	$1.17	$(0.02)	$(0.11)

Diluted	$1.14	$(0.02)	$(0.11)

Cash dividends per share	$—	$—	$0.10

Weighted average shares used in per share calculation
Basic	31,235	31,005	31,087

Diluted	32,008	31,005	31,087

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock and					Accumulated
	Additional Paid-In					Other	Total
	Capital					Comprehensive	Stockholders’
	Shares	Amount	Treasury Shares	Treasury Amount	Retained Earnings	Income	Equity

Balances, March 31, 2008	35,404	$170,397	4,318	$(37,918)	$50,494	$17,256	$200,229
Components of comprehensive loss, net of tax
Net loss	—	—	—	—	(3,349)	—	(3,349)
Other comprehensive loss	—	—	—	—	—	(15,286)	(15,286)

Total comprehensive loss	—	—	—	—	—	—	(18,635)

Stock-based compensation	—	2,816	—	—	—	—	2,816
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	651	4,699	—	—	—	—	4,699
Purchase of treasury stock	—	—	1,103	(7,456)	—	—	(7,456)
Payment of dividend to stockholders	—	—	—	—	(3,161)	—	(3,161)

Balances, March 31, 2009	36,055	177,912	5,421	(45,374)	43,984	1,970	178,492
Components of comprehensive loss, net of tax
Net loss	—	—	—	—	(677)	—	(677)
Other comprehensive loss	—	—	—	—	—	(90)	(90)

Total comprehensive loss	—	—	—	—	—	—	(767)

Stock-based compensation	—	3,160	—	—	—	—	3,160
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	742	2,538	—	—	—	—	2,538
Purchase of treasury stock	—	—	40	(288)	—	—	(288)

Balances, March 31, 2010	36,797	183,610	5,461	(45,662)	43,307	1,880	183,135
Components of comprehensive income, net of tax
Net income	—	—	—	—	36,647	—	36,647
Other comprehensive income	—	—	—	—	—	5,883	5,883

Total comprehensive income	—	—	—	—	—	—	42,530

Stock-based compensation	—	3,398	—	—	—	—	3,398
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	556	4,171	—	—	—	—	4,171
Purchase of treasury stock	—	—	439	(4,005)	—	—	(4,005)

Balances, March 31, 2011	37,353	$191,179	5,900	$(49,667)	$79,954	$7,763	$229,229

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$36,647	$(677)	$(3,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of assets acquired and liabilities assumed:
Depreciation and amortization	18,059	13,386	14,547
Provision for receivables allowances	8,534	4,864	5,951
Write down of goodwill and other intangibles	702	—	6,440
Net change in inventory provision	(4,395)	2,059	17,110
Stock-based compensation	3,398	3,160	2,816
Foreign currency adjustments on intercompany amounts	3,442	(101)	1,040
Deferred income taxes	(5,398)	(1,358)	(2,259)
Tax benefit from employee equity incentive plans	(305)	(1,219)	(1,132)
Loss (gain) on disposal of plant and equipment	217	(364)	(54)
Loss (gain) on investments	(358)	249	227
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(15,279)	(12,182)	2,346
Inventories	(3,403)	12,305	(16,996)
Prepaid expenses and other current assets	488	2,849	(1,769)
Other assets	(889)	236	45
Accounts payable	(1,407)	2,814	(4,969)
Accrued expenses and other liabilities	(5,608)	3,201	2,059
Pension liabilities	(578)	(56)	(473)

Net cash provided by operating activities	33,867	29,166	21,580

Cash flows from investing activities:
Change in restricted cash	220	(413)	484
Purchase of businesses, net of cash and cash equivalents acquired	—	(30,631)	(420)
Purchases of investments	(561)	(618)	(1,067)
Purchases of plant and equipment	(8,855)	(5,142)	(8,775)
Proceeds from sale of investments	255	506	3,570
Proceeds from sale of fixed assets	—	42	334

Net cash used in investing activities	(8,941)	(36,256)	(5,874)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,120)	(3,961)	(4,657)
Repayments of loans	(8,058)	(1,272)	(1,897)
Proceeds from loans	—	15,000	—
Repayments of notes	(389)	(242)	(278)
Tax benefit from employee equity incentive plans	305	1,219	1,132
Payment of dividend to stockholders	—	—	(3,161)
Purchases of treasury stock	(4,005)	(288)	(7,456)
Proceeds from employee equity plans	3,866	1,319	3,567

Net cash provided by (used in) financing activities	(11,401)	11,775	(12,750)

Effect of exchange rate fluctuations on cash and cash equivalents	1,357	398	(4,129)

Net increase (decrease) in cash and cash equivalents	14,882	5,083	(1,173)
Cash and cash equivalents at beginning of the year	60,524	55,441	56,614

Cash and cash equivalents at end of the year	$75,406	$60,524	$55,441

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,045	$1,629	$1,714
Cash paid during the period for income taxes	$14,238	$1,760	$4,120
Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired under capital leases and loans	$4,780	$—	$2,543

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal oxide silicon field effect transistors, or Power MOSFETs, insulated gate bipolar transistors, or IGBTs, thyristors and rectifiers, including fast recovery epitaxial diodes, or FREDs. Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and core 8-bit microcontrollers and microprocessors. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes know as stacks, that are principally based on our high power semiconductor devices.

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

Foreign Currency Translation

The local currency is considered to be the functional currency of some of our wholly-owned international subsidiaries, including the Euro for IXYS Semiconductor GmbH, or IXYS GmbH, and the pound sterling for Westcode Semiconductors Limited, or Westcode. Accordingly, for such subsidiaries, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of these subsidiaries into U.S. dollars are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income or expense.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from our estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, deferred income taxes and related valuation allowance, allocation of purchase price in business combinations and restructuring costs.

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

We sell to distributors and original equipment manufacturers. Approximately 55.3% of our revenues in fiscal year ended March 31, 2011, or fiscal 2011, were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of our company must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for stock rotation.  We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2011, 2010 and 2009, approximately $916,000, $1.2 million and $1.8 million, respectively, of products were returned to us under the program. We establish the stock rotation allowance for all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end-customers. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for ship and debit.  Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $13.5 million in inventory of our products on hand at March 31, 2011. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2011 (in thousands):

Balance March 31, 2008	$345
Additions	2,407
Deductions	(2,338)

Balance March 31, 2009	414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	$1,400

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

Restricted Cash

Restricted cash balances at March 31, 2011 and March 31, 2010 were $593,000 and $813,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2008	$19,250
Sale of excess inventory	(515)
Scrap of excess inventory	(2,021)

Balance of excess inventory	16,714
Additional provision for excess inventory	17,983

Balance at March 31, 2009	34,697
Sale of excess inventory	(5,846)
Scrap of excess inventory	(1,867)

Balance of excess inventory	26,984
Additional provision for excess inventory	8,590

Balance at March 31, 2010	35,574
Sale of excess inventory	(9,618)
Scrap of excess inventory	(2,230)

Balance of excess inventory	23,726
Additional provision for excess inventory	5,710

Balance at March 31, 2011	$29,436

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

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2011 and 2010, our lower of cost or market reserve was $821,000 and $797,000, respectively.

We periodically identify any inventory that is no longer usable and write it off against recorded reserves.

We have entered into a multiyear purchase agreement for purchase of wafers and substrates. Under the agreement, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as of March 31, 2011. The total amount committed under the agreements has been disclosed in Note 18, “Commitments and Contingencies.”

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 2, 2007, IXYS Buckeye, LLC, one of our U.S. subsidiaries, acquired real property in Milpitas, California for $7.5 million. We moved our corporate office and a facility for operations to this location in January 2008. Additional costs of $101,000 incurred in connection with preparing the building for occupancy were capitalized. The building is being depreciated over its estimated useful life of 40 years. The property was acquired by assumption of a loan in the principal amount of $7.5 million, which was paid in full in February 2011. For further details regarding the loan, see Note 8, “Borrowing Arrangements” for more details.

Treasury Stock

We account for treasury stock using the cost method.

Other Assets

Other assets include marketable equity securities classified as available-for-sale and long term equity investments accounted under the equity method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other (expense) income. We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd, or EB Tech, a radiation services provider based in South Korea. These investments are accounted for using the equity method. In fiscal 2011, we recognized income of $526,000 on our investment in Powersem and $205,000 on our investment in EB Tech Ltd. In fiscal 2010, we recognized losses of $154,000 and $82,000 on each of these investments, respectively. In fiscal 2009, we recognized income of $212,000 and $75,000 on each of these investments, respectively.

On November 5, 2009, IXYS CH GmbH, our Swiss subsidiary, entered into a Share Purchase Agreement with Zencell Co. Ltd, or Zencell, to acquire 53,847 shares of convertible preferred stock of Zencell for $500,000. Zencell is a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment resulted in IXYS CH GmbH owning 35% of the equity in Zencell and is accounted for using the equity method in the financial statements. In fiscal 2011 and 2010, we recognized losses of $102,000 and $46,000, respectively, on our investment in Zencell. In March 2011, Zencell declared bankruptcy. As a result, we recorded an impairment loss for the full

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-down of our investment of $502,000 in “Selling, general and administrative expenses” on our consolidated statements of operations.

Refer to Note 5, “Other Assets” and Note 13, “Related Party Transactions” for further information regarding the investment balances and the related transactions of those long term equity investments.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally one to six years, and evaluated for impairment in accordance with the authoritative guidance provided by FASB.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. There are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit.

We perform the impairment test on intangible assets by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and recorded in the results of operations in other income. We did not have any open foreign exchange forward and option contracts at March 31, 2011. See Note 4, “Fair Value” and Note 8, “Borrowing Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

Defined Benefit Plans

We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The authoritative guidance provided by FASB requires us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

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

Advertising

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2011, 2010 and 2009 was $547,000, $453,000 and $488,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is more likely than not that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released which will have the effect of reducing income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis. See Note 17, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding income taxes.

Other Income and Expense

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income or loss from investments accounted for on the equity method.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2011 and 2010.

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

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, we manufacture approximately 59.3% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We rely on third party suppliers to provide the remaining 40.7%. The principal external foundry for power semiconductors is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers

We purchase silicon substrates from a limited number of vendors, most of whom we do not have long term supply agreements with. Any of these suppliers could terminate their relationship with us at any time. Our reliance

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a limited number of suppliers involves several risks, including potential inability to obtain an adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. There can be no assurance that problems will not occur in the future with suppliers.

Employees Covered by Collective Bargaining Arrangements

Approximately 125, or 59.0%, and 321, or 56.5%, of our employees in the United Kingdom and Germany, respectively, have their pay negotiated by a labor union.

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

We invest our excess cash primarily in foreign and domestic banks in short term time deposit and money market accounts. Maturities are generally three months or less. All of our non-interest bearing domestic cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing domestic cash balances may again exceed federally insured limits. Additionally, we invest in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. We have not experienced any losses on such investments.

We sell our products primarily to distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers and generally do not require collateral. An allowance for potential credit losses is maintained by us. See Note 15, “Segment and Geographic Information” for a discussion of revenues by geography.

In the year ended March 31, 2011, two customers accounted for 11.9% and 11.8% of our net revenues, respectively. In fiscal 2010, one customer accounted for 10.9% of our net revenues. In fiscal year 2009, no customer accounted for more than 10% of net revenues. At March 31, 2011, 2010, and 2009, one customer accounted for 20.8%, 15.3%, and 16.8% of accounts receivable, respectively. We believe that the receivable balance from the largest customer does not represent a significant credit risk based on financial analysis and past collection experience.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost for equity incentive awards is based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under our Employee Stock Purchase Plan is estimated on the issuance date and using the Black-Scholes options pricing model.

Accounting Changes and Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the disclosures about supplementary pro forma information for business combinations. The objective of the guidance is to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The guidance also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combinations. We will adopt the guidance in the fiscal year beginning on April 1, 2011. The adoption of the guidance is not expected to have a significant impact on our consolidated financial statements.

In December 2010, FASB issued authoritative guidance on the application of the goodwill impairment test for a reporting unit having a zero or negative carrying amount. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We will adopt the guidance in the fiscal year beginning on April 1, 2011. The adoption of the guidance is not expected to have a significant impact on our consolidated financial statements.

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

Zilog, Inc.

On February 18, 2010, we completed the acquisition of Zilog, Inc., or Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. We acquired all outstanding shares as of the acquisition date for a cash consideration of $62.5 million, and Zilog became our wholly-owned subsidiary. The acquisition was intended to add digital control to our power management and to create more cost-effective system integration solutions for our diversified customer base.

In fiscal 2011 and 2010, we have incurred $43,000 and $1.2 million, respectively, in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration paid for Zilog and the values of the assets acquired and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):

Purchase Price
Allocation

Cash, restricted cash and cash equivalents	$35,237
Trade receivables	2,088
Inventories	3,406
Property, plant and equipment	1,373
Deferred tax assets	7,215
Other assets	4,011
Identifiable intangible assets	14,000
Trade payables	(1,869)
Accruals and other liabilities	(9,419)

Total identifiable net assets	56,042
Goodwill	6,448

Total purchase price	$62,490

The fair value of assets acquired included trade receivables of $3.3 million, of which an estimated $1.2 million was not expected to be collected, resulting in a fair value of $2.1 million. Other receivables, included above in other assets, were stated at their fair value and also approximate the gross contractual value of the receivable.

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog, trade name and information technology related assets. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and royalty savings approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, contract backlog and customer relationships. We utilized a discount rate of 22% to value these intangibles using the income approach. The royalty savings approach was used to determine the fair value of the trade name and indicates the fair value of an asset based upon a 22% discount rate and a 1% royalty rate. The purchase price allocation table presented above reflects our determination of the fair values of the assets acquired and liabilities assumed.

The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of Zilog. During fiscal 2011, we completed our purchase accounting of the Zilog acquisition. We recognized measurement period adjustments retrospectively in the amount of $2.4 million upon the completion of the valuation reports related to income tax. The principal adjustments were an increase in the deferred tax assets of $2.8 million and a partially offsetting increase in income tax payable of $643,000. We have determined that the Zilog business is its own reporting unit, so all of the goodwill was assigned to that reporting unit. The goodwill is not deductible for tax purposes. See Note 7, “Goodwill and Intangible Assets” for further discussion of adjustments to goodwill during fiscal 2011.

Zilog contributed revenues and profit before tax of $4.9 million and $447,000, respectively, in our consolidated statement of operations for the year ended March 31, 2010.

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

Year Ended
March 31, 2010

Pro forma net revenues	$271,828

Pro forma net loss	$(7,049)

Pro forma net loss per share (basic)	$(0.23)

Pro forma net loss per share (diluted)	$(0.23)

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

Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying intangible assets. Since these assets were acquired by an entity with a favorable tax ruling, goodwill will not result in any effective tax benefit. The primary item that generated the goodwill is the value of the synergies between the acquired businesses and our previously existing business, which does not qualify as an amortizable intangible asset. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach. During our annual impairment analysis in the fourth quarter of fiscal 2011, we concluded that the goodwill and the intangible assets associated with the acquisition were completely impaired. As a result, we recorded impairment charges of $304,000 and $398,000, respectively, to write off all the outstanding goodwill and the intangible assets of the acquired Leadis businesses. See Note 7, “Goodwill and Intangible Assets” for further discussion of impairment analysis and related charges recorded.

We incurred $134,000 in legal and consulting costs related to the acquisition. The costs incurred were fully expensed and included in “Selling, general and administrative expenses” on our consolidated statements of operations for fiscal 2010.

The pro forma financial information has not been disclosed because the effect of this acquisition was not material to our financial results.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not deductible for tax purposes. The intangible assets primarily consist of related customer relationships. The income approach and the royalty savings approach were used to determine the fair value of the identified intangibles. In light of the recession then underway and the resulting impact on our revenues, we estimated the useful life of these intangible assets to be 6 months and the goodwill associated with the acquisition was completely impaired. Consequently, the assets were fully amortized as of March 31, 2009 and we recorded an impairment charge of $795,000 to write off all of the outstanding goodwill. See Note 7, “Goodwill and Intangible Assets” for further discussion of impairment analysis and related charges recorded.

In presenting the purchase price allocation above, we also valued a deferred tax liability. In its fiscal year ended December 31, 2007, RTI’s unaudited net revenues were about $3.8 million. Pro forma financial information has not been disclosed because the effects of this acquisition were not material to our consolidated results of operations.

The consolidated financial statements include the results of operations of these acquired businesses commencing as of their respective acquisition dates.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2011 and 2010 (in thousands):

	March 31, 2011(1)			March 31, 2010(1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
	Total	Level 1	Level 2	Total	Level 1	Level 2

Description
Marketable equity securities(2)	$459	$459	$—	$198	$198	$—
Auction rate preferred securities(2)	375	—	375	375	—	375
Derivative contract(3)(4)	179	—	179	(109)	—	(109)

Total	$1,013	$459	$554	$464	$198	$266

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our consolidated balance sheets.

(3)	The derivative contract as of March 31, 2011 was included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

(4)	The derivative contract as of March 31, 2010 was included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $375,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the consolidated balance sheets as of March 31, 2011 and 2010. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at March 31, 2011. See Note 9, “Pension Plans” for a discussion of pension liabilities.

5.	Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2011	2010

Available-for-sale investment securities	$834	$573
Long term equity investment	4,860	4,446
Advance to vendors and other items	2,283	1,416

Total	$7,977	$6,435

Available-for-sale investment securities have been stated at their fair value as of March 31, 2011 and include an unrealized gain, net of taxes, of $27,000 at March 31, 2010, and unrealized loss, net of taxes, of $13,000 at March 31, 2011.

Available-for-sale investments as of March 31, 2011 and March 31, 2010 were as follows (in thousands):

	Fiscal Year 2011				Fiscal Year 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Marketable Equity Securities	$854	$7	$(27)	$834	$530	$46	$(3)	$573

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2011 and March 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
Period	Losses	Value	Losses	Value	Losses	Value

March 31, 2011	$19	$156	$8	$23	$27	$179
March 31, 2010	$1	$63	$2	$4	$3	$67

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2011 and March 31, 2010. Based on evaluation of available evidence as of March 31, 2011, we believe that unrealized losses on marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

During fiscal 2011, we recognized a gain of $17,000 on the sale of available-for-sale investment securities. In respect to those securities, we had an unrealized gain of $13,000, which was included in accumulated other comprehensive income as of March 31, 2010.

Our long term equity investments represent investment accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

6.	Balance Sheet Details

Allowances Movement (in thousands)

	Balance at					Balance at
	Beginning				Translation	End of
	of Year	Additions		Deductions	Adjustments	Year

Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2011	$3,466	$8,534		$(8,562)	$40	$3,478
Year ended March 31, 2010	$1,899	$5,967	(1)	$(4,430)	$30	$3,466
Year ended March 31, 2009	$1,712	$5,951		$(5,656)	$(108)	$1,899

(1)	Includes $1.2 million additions from the Zilog acquisition.

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2011	2010

Raw materials	$19,724	$12,216
Work in process	38,148	35,339
Finished goods	17,967	18,028

Total	$75,839	$65,583

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2011	2010

Property and plant (useful life of 24 years to 50 years)	$33,107	$32,328
Equipment owned (useful life of 1 to 14 years)	89,836	78,981
Equipment capital leases (useful life of 4 years)	38,498	32,296
Leasehold improvements (useful life of up to 8 years)	936	1,292

	162,377	144,897
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(77,995)	(68,737)
Accumulated amortization — equipment capital leases	(32,071)	(28,282)

	$52,311	$47,878

Depreciation expense for fiscal years ended March 31, 2011, 2010 and 2009 amounted to $11.0 million, $11.4 million and $12.7 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2011	2010

Uninvoiced goods and services	$12,142	$11,029
Compensation and benefits	7,059	6,876
Income taxes	—	3,406
Restructuring accrual	485	1,205
Commission, royalties and other	3,252	3,125

Total	$22,938	$25,641

7.	Goodwill and Intangible Assets

Goodwill

During fiscal 2009, when we performed our goodwill impairment analysis, we concluded that all of the goodwill was impaired. The goodwill balance was allocated to three of our six reporting units. As a result of our analysis, we concluded that the carrying amount of goodwill for each of these three reporting units exceeded their implied fair values. Consequently, a total impairment charge of $6.4 million was recorded for fiscal 2009 to write off all of the then outstanding goodwill and was included under “Impairment charges” in the 2009 consolidated statement of operations. In performing the analysis, we considered the income approach in determining the implied fair value of the goodwill. The income approach requires estimates of future operating results and cash flows of each of the reporting units, which are discounted using estimated discount rates of approximately 18%.

During fiscal 2010, we completed two acquisitions and recorded goodwill in connection with those acquisitions. Refer to Note 3, “Business Combinations” for details of goodwill resulting from each of the acquisitions of Zilog and Leadis businesses. The acquisition of Zilog was completed in February 2010 and the acquisition of Leadis businesses was completed in September 2009. The goodwill was evaluated based on the factors affecting the business and management concluded that there was no impairment of goodwill at the end of fiscal 2010.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After completing our annual impairment review in fiscal 2011, we concluded that the goodwill associated with the Leadis reporting unit was completely impaired. As a result, we wrote off all of the outstanding goodwill related to the Leadis acquisition and recorded an impairment charge of $304,000. We concluded that the goodwill associated with the Zilog reporting unit was not impaired as of March 31, 2011. In addition, during fiscal 2011, we recorded goodwill adjustments in respect of the Zilog acquisition, primarily related to an increase to the deferred tax assets as a result of completion of income tax related valuation reports.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which by their nature would not reflect unanticipated events and circumstances that may occur.

The changes in the carrying amount of goodwill for the years ended March 31, 2011 and 2010 are as follows (in thousands):

	March 31,
	2011	2010

Goodwill	$6,752	$6,440
Accumulated impairment losses	—	(6,440)

Net goodwill at beginning of period	6,752	—
Goodwill acquired in acquisitions	—	6,752
Impairment losses	(304)	—

Net goodwill at end of period	$6,448	$6,752

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2011 (in thousands):

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Developed intellectual property	$4,800	$858	$3,942
Customer relationships	6,100	3,316	2,784
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	239	948

Total identifiable intangible assets	$14,087	$6,413	$7,674

Identified intangible assets consisted of the following as of March 31, 2010 (in thousands):

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Developed intellectual property	$6,000	$366	$5,634
Customer relationships	6,310	644	5,666
Contract backlog	3,170	753	2,417
Other intangible assets	1,414	118	1,296

Total identifiable intangible assets	$16,894	$1,881	$15,013

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2011, we concluded that the intangible assets associated with the acquisition of Leadis businesses were completely impaired. Therefore, we wrote off all of the intangible assets related to the acquisition and recorded an impairment charge for the remaining unamortized net book value of $398,000.

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of Leadis and Zilog. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

	Acquisition Date	Amortization	Estimated
	Fair Value	Method	Useful Life
	(In thousands)		(In months)

Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Total acquired intangible assets	$16,810

The amortization of intangible assets is expected to be $3.7 million, $1.1 million, $990,000, $990,000, and $930,000 in fiscal 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

8.	Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2011 was 3.05%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At March 31, 2011, we complied with all of these financial covenants.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at March 31, 2011 was €6.2 million, or $8.7 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% on the entire loan and expires on June 30, 2015. It is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $235,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2011, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

LaSalle Bank National Association

On August 2, 2007, IXYS Buckeye, LLC, a subsidiary of our company, entered into an Assumption Agreement with LaSalle Bank National Association, trustee for Morgan Stanley Dean Witter Capital I Inc., for the assumption of a loan of $7.5 million in connection with the purchase of property in Milpitas, California. The loan carried a fixed annual interest rate of 7.455%. Monthly payments of principal and interest of $56,000 were due under the loan. In addition, monthly impound payments aggregating $14,000 were made for items such as real property taxes, insurance and capital expenditures. The remaining balance of the loan was paid in full on February 1, 2011.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2011 were as follows (in thousands):

Fiscal Year Payable	Amount

2012	$1,352
2013	10,850
2014	6,694
2015	940
2016	940
Thereafter	3,994

Total	24,770
Less: Current portion	1,352

Long term portion	$23,418

9.	Pension Plans

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

In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of March 31, 2011, the pension plan was overfunded by approximately $330,000. The overfunding was included under “Other assets” on our consolidated balance sheet.

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2011	2010	2009

Service cost	$71	$—	$—
Interest cost on projected benefit obligation	2,065	1,924	2,174
Expected return on plan assets	(1,546)	(1,003)	(1,616)
Transition obligation	2	—	—
Recognized actuarial loss (gain)	178	120	84

Net periodic pension expense	$770	$1,041	$642

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2011	2010

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$36,254	$26,593
Service cost	71	—
Interest cost	2,065	1,924
Actuarial (gain) loss	(1,577)	7,013
Benefits paid	(1,181)	(1,273)
Business combination	—	1,202
Foreign currency adjustment	1,898	795

Projected benefit obligation at year end	$37,530	$36,254

Change in plan assets
Fair value of plan assets at the beginning of the year	$20,432	$13,418
Actual return (loss) on plan assets	1,457	5,306
Employer contribution	685	702
Benefits paid from assets	(752)	(825)
Business combination	—	1,330
Foreign currency adjustment	1,493	501

Plan assets at fair value at year end	$23,315	$20,432

Unfunded status of the plan at year end	$(14,215)	$(15,822)
Pension liability recognized on the balance sheet due after one year	$(14,545)	$(15,822)

Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	36,066	36,254
Accumulated benefit obligation at year end	36,058	35,825
Plan assets at fair value at year end	21,521	20,432
Plans with accumulated benefit obligation less than plan assets:
Projected benefit obligation at year end	1,464	—
Accumulated benefit obligation at year end	812	—
Plan assets at fair value at year end	1,794	—
Amounts recognized in accumulated other comprehensive income (loss)
Unrecognized actuarial loss (gross of taxes, $1,108 for 2011 and $1,685 for 2010)	$4,053	$5,719

Amount recognized as component of stockholders’ equity — pretax	$4,053	$5,719

Accumulated benefit obligation at year end	$36,870	$35,825

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

Other assets	$330	$—
Pension liabilities	$14,545	$15,822

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

Year End March 31,
	2011	2010

Discount rate	5.3-8.8%	5.4-8.84%
Expected long term rate of return on assets	6.0-7.3%	6.0-7.4%
Salary scale	1.5-6.0%	1.5-6.0%

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2012 includes amortization of actuarial loss of $68,000. Approximately 66% of the accrued pension liability relates to the German plan and 34% to the United Kingdom plan.

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

The German plan was held by a separate legal entity. As of March 31, 2011, the German defined benefit plan was completely unfunded.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to make contributions to the plans of approximately $705,000 in the fiscal year ending March 31, 2012. This contribution is primarily contractual. The fair values and the allocation of the assets of the plans at the measurement dates were as follows:

	Year Ended March 31, 2011		Year Ended March 31, 2010
	(000)%		(000)%

Equity securities	$17,816	76.4%	$15,865	78.0%
Debt securities	5,156	22.1%	4,374	21.0%
Other	343	1.5%	193	1.0%

Total	$23,315	100%	$20,432	100.0%

Approximately 81% of the assets of the United Kingdom fund were invested in equity securities while 19% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. For our Philippine fund, the investment advisors have a moderately aggressive risk tolerance policy with an investment objective of higher capital appreciation with steady income and an investment horizon of 5 to 10 years. Approximately 62% of the assets of the fund are invested in fixed income securities, primarily comprising of government instruments.

All the plans’ securities are publicly traded and highly liquid. Therefore, the securities are valued under Level 1. The plans do not hold any Level 2 or Level 3 securities.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Benefit
Fiscal Year Ended:	Payment

March 31, 2012	$1,308
March 31, 2013	1,398
March 31, 2014	1,481
March 31, 2015	1,879
March 31, 2016	1,632
Five fiscal years ended March 31, 2021	10,171

Total benefit payments for the ten fiscal years ended March 31, 2021	$17,869

10.	Employee Equity Incentive Plans

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

Restricted Stock Units

We granted restricted stock unit awards, or RSUs, under the 1999 Equity Incentive Plan. Pursuant to a RSU award, we delivered shares of our common stock if certain requirements, including continued performance of services, were met. All of the RSUs granted under the 1999 Equity Incentive Plan have vested or terminated.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock options granted under the Zilog 2002 Plan were permitted to be: (i) incentive stock options or nonqualified stock options or (ii) EBITDA-linked options and/or non-EBITDA linked options. We will not grant any EBITDA-linked options and none are outstanding. In general, non-EBITDA-linked options granted pursuant to the Zilog 2002 Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as is determined by the plan administrator, generally expected to be the Compensation Committee of our Board of Directors, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by such administrator, in its sole discretion, at the time of grant. The term of a non-EBITDA-linked option is determined at the time of grant, but will not exceed ten years.

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2011, there were 92,306 shares purchased under the Purchase Plan, leaving approximately 406,000 shares available for purchase under the plan in the future.

Fair Value of Stock Compensation

The authoritative guidance provided by FASB requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.

Compensation cost for equity incentive awards is based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under our Purchase Plan is estimated on the issuance date and using the Black-Scholes options pricing model, consistent with the requirements of the authoritative guidance provided by FASB.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of share-based compensation recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands except per share amounts):

	Year Ended March 31,
Income Statement Classifications	2011	2010	2009

Selling, general and administrative expenses	$3,398	$3,160	$2,816

Stock-based compensation effect on income before taxes	3,398	3,160	2,816
Benefit from income taxes	1,236	1,151	971

Net stock-based compensation effects on net income (loss)	$2,162	$2,009	$1,845

As of March 31, 2011, there were $5.0 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years. Total tax benefit realized during the year ended March 31, 2011 on stock options was $305,000.

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2011, 2010 and 2009, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2011	2010	2009	2011	2010	2009

Weighted average estimated per share fair value of grant	$4.79	$3.49	$3.39	$2.85	$4.19	$4.21
Risk-free interest rate	2.0%	2.3%	2.4%	0.3%	0.4%	2.6%
Expected term in years	5.83	5.00	4.60	0.50	0.50	0.50
Volatility	56.1%	57.0%	50.5%	49.3%	80.1%	77.8%
Dividend yield	0%	0%	0%	0%	0%	0%

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

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2011.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under our equity incentive plans for fiscal 2011, 2010 and 2009 is summarized below:

		Options Outstanding		Weighted Average
	Shares Available	Number of	Intrinsic	Exercise Price
	for Grant	Shares(1)	Value(2)(3)	per Share(4)
			(000)

Stock Options
Balances, March 31, 2008	5,546,939	4,828,817	$4,779	$8.46
New shares authorized	1,000,000	—
Options granted	(1,920,500)	1,920,500		$7.84
Options exercised	—	(548,294)	$3,270	$5.11
Options cancelled	—	—
Options expired	137,454	(137,454)		$14.81

Balances, March 31, 2009	4,763,893	6,063,569	$7,834	$8.42

Plan authorization expired(5)	(4,763,893)	—
New shares authorized(5)	900,000	—
Assumed plans(6)	1,019,552	—
Options granted	(100,000)	100,000		$6.88
Options exercised	—	(881,150)	$4,106	$2.89
Options cancelled	—	(56,750)		$7.00
Options expired	—	(37,396)		$12.40

Balances, March 31, 2010	1,819,552	5,188,273	$4,570	$9.32
Options granted	(700,000)	700,000		$9.05
Options exercised	—	(439,902)	$1,926	$7.33
Options cancelled	—	(30,750)		$7.57
Options expired	—	(217,853)		$19.55

Balances, March 31, 2011	1,119,552	5,199,768	$23,505	$9.03

Restricted Stock Units
Balances, March 31, 2008	(151,766)	97,350		$9.58
Granted	—	—
Vested	—	(32,450)	$285	$9.58
Forfeited	—	—

Balances, March 31, 2009	(151,766)	64,900		$9.58
Granted	—	—
Vested	—	(32,450)	$251	$9.58
Forfeited	—	(250)		$9.73

Balances, March 31, 2010	(151,766)	32,200		$9.58
Granted	—	—
Vested	—	(32,200)	$292	$9.58
Forfeited	—	—

Balances, March 31, 2011	(151,766)	—

Balances, March 31, 2011	967,786	5,199,768

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The number of stock option exercised and restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	For RSUs, represents value of our stock on the date the restricted stock unit vests.

(3)	Except for options exercised, these amounts represent the difference between the exercise price and $13.43 per share, the closing price of our stock on March 31, 2011 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(4)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

(5)	The 1999 Plans expired in May 2009. On September 10, 2009, our stockholders approved the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options.

(6)	Represents IXYS shares available for grant under the Zilog 2002 Omnibus Stock Incentive Plan and the Zilog 2004 Omnibus Stock Incentive Plan assumed upon the acquisition of Zilog.

The following table summarizes information about stock options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
	Number of		Weighted	Number of	Weighted
Exercise Price	Shares	Weighted Average	Average Exercise	Shares	Average Exercise
per Share	Outstanding	Contractual Life	Price per Share	Exercisable	Price per Share

$ 2.50 - $5.00	89,076	1.3	$4.64	89,076	$4.64
$ 5.01 - $7.75	1,809,722	6.1	$6.71	1,126,472	$6.79
$ 7.76 - $10.00	1,739,720	6.1	$8.80	1,021,966	$8.75
$10.01 - $12.50	894,950	5.9	$10.77	721,450	$10.70
$12.51 - $99.99	666,300	4.8	$14.20	581,300	$14.42

	5,199,768	5.8	$9.03	3,540,264	$9.35

Of the 5,199,768 options outstanding, 3,540,264 were exercisable on March 31, 2011 at a weighted average exercise price of $9.35 per share, with an intrinsic value of $15.1 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2011 is 5.8 years and 4.8 years, respectively. Fair value of options that vested during the year ended March 31, 2011 was $2.7 million.

11.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of total other comprehensive income (loss) and related tax effects were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $(22) in 2011, $17 in 2010 and $(186) in 2009	(40)	31	(362)
Changes in accumulated net actuarial income (loss), net of taxes, $577 in 2011, $(743) in 2010 and $725 in 2009	1,089	(1,612)	678
Foreign currency translation adjustments	4,834	1,491	(15,602)

Total other comprehensive income (loss)	$5,883	$(90)	$(15,286)

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Year Ended March 31,
	2011	2010

Accumulated net unrealized gain (loss) on available-for-sale investment securities, net of taxes of $(7) in 2011 and $15 in 2010	$(13)	$27
Accumulated net actuarial gain, net of tax of $(1,108) in 2011 and $(1,685) in 2010	(2,945)	(4,034)
Accumulated foreign currency translation adjustments	10,721	5,887

Total accumulated other comprehensive income	$7,763	$1,880

12.	Computation of Net Income (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2011	2010	2009

Basic:
Weighted average shares	31,235	31,005	31,087

Net income (loss)	$36,647	$(677)	$(3,349)

Net income (loss) per share	$1.17	$(0.02)	$(0.11)

Diluted:
Weighted average shares	32,008	31,005	31,087

Weighted average shares used in diluted per share calculation	32,008	31,005	31,087

Net income (loss)	$36,647	$(677)	$(3,349)

Net income (loss) per share	$1.14	$(0.02)	$(0.11)

Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. In fiscal 2011, there were outstanding options to purchase 2,003,579 shares at a weighted average exercise price of $11.31 per share that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases. Due to our net losses for fiscal 2010 and fiscal 2009, outstanding options and restricted stock units to purchase 5,220,473 and 6,128,469 shares, respectively, were not included in the diluted net loss per share calculation as their inclusion would have been anti-dilutive.

13.	Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2011, 2010 and 2009, we recorded revenues of $2.5 million, $1.2 million and $2.0 million, respectively, from sales of products to Powersem for use as components in our products. In fiscal 2011, 2010 and 2009, we purchased $4.9 million, $2.4 million and $5.1 million, respectively, from Powersem. At March 31, 2011, 2010 and 2009, the accounts receivable balances from our sales to

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Powersem were $253,000, $330,000 and $66,000, respectively. The accounts payable balances to Powersem, as of March 31, 2011, 2010 and 2009, were $210,000, $208,000 and $27,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2011 and 2010, EB Tech rendered processing services totaling approximately $39,000 and $53,000, respectively, to our company. During the fourth quarter of fiscal 2010, we ordered a $1.0 million accelerator from EB Tech with a deposit of $300,000. As of March 31, 2011 and 2010, no accounts payable balance was due to EB Tech.

We own 35% of the equity in Zencell Co. Ltd, a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment is accounted for using the equity method. In fiscal 2011 and 2010, we recognized losses of $102,000 and $46,000, respectively, on our investment in Zencell. In March 2011, Zencell declared bankruptcy. As a result, we recorded an impairment loss for the entire investment in Zencell of $502,000 in “Selling, general and administrative expenses” on our consolidated statements of operations. See Note 2, “Summary of Significant Accounting Policies” for further information on this investment.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2011.

14.	Employee Savings and Retirement Plan

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2011, 2010 and 2009, we contributed $590,000, $487,000 and $479,000, respectively.

Westcode also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. Westcode contributes between 5% to 7% depending upon the contribution by the employee. Additionally, Westcode pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by Westcode. For the years ended March 31, 2011, 2010 and 2009, Westcode contributed $337,000, $312,000 and $300,000, respectively.

15.	Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

United States	$102,190	$72,362	$78,305
Europe and the Middle East
France	7,071	4,570	7,552
Germany	42,385	27,419	40,703
Italy	6,054	4,397	8,071
United Kingdom	28,729	14,954	17,379
Other	42,595	29,644	38,001
Asia Pacific
China	68,794	48,991	34,103
Japan	11,737	9,100	8,685
Korea	9,464	7,364	7,182
Singapore	10,481	2,929	3,443
Taiwan	9,372	3,922	2,990
Other	10,149	7,086	9,618
Rest of the World
India	8,319	6,103	11,423
Other	5,933	4,383	6,097

Total	$363,273	$243,224	$273,552

The following table sets forth net revenues for each of our product groups fiscal 2011, 2010 and 2009 (in thousands):

	Year Ended March 31,
	2011	2010	2009

Power semiconductors	$252,892	$175,699	$216,836
Integrated circuits	83,225	48,372	32,236
Systems and RF power semiconductors	27,156	19,153	24,480

Total	$363,273	$243,224	$273,552

In fiscal 2011, two distributors accounted for 11.9% and 11.8% of our net revenues, respectively. In fiscal 2010, one distributor accounted for 10.9% of our net revenues. In fiscal 2009, none of our customers accounted for more than 10% of our net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany and Westcode in the United Kingdom. The following table summarizes the net revenues, net income (loss) and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2011	2010	2009

Net revenues:
Foreign	$163,277	$118,954	$138,492
Domestic	199,996	124,270	135,060

	$363,273	$243,224	$273,552

Net income (loss)
Foreign	$16,829	$(3,825)	$4,392
Domestic	19,818	3,148	(7,741)

	$36,647	$(677)	$(3,349)

	Year Ended March 31,
	2011	2010

Property, plant and equipment, net:
United States	$30,096	$30,054
Germany	20,454	15,667
United Kingdom	1,757	2,152
Switzerland	4	5

Total property, plant and equipment	$52,311	$47,878

16.	Restructuring Charges

During fiscal 2011 we incurred restructuring-related charges of approximately $759,000. The charges were comprised of asset impairments and exit costs for facility consolidations of $659,000 and employee severance costs of approximately $100,000.

The following table summarizes the significant activity within, and components of, our restructuring obligations as of 2011 and 2010 (in thousands):

		Lease
	Severance and	Commitment
	Related Benefits	Accrual	Total

Charges	$1,614	$—	$1,614
Cash payments	(349)	—	(349)
Currency translation adjustment	(60)	—	(60)

Balance at March 31, 2010	$1,205	$—	$1,205
Charges(1)	100	442	542
Cash payments	(1,198)	(63)	(1,261)
Currency translation adjustment	(1)	—	(1)

Balance at March 31, 2011	$106	$379	$485

(1)	Excludes $217,000 related to impairment of assets due to the consolidation of facilities

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We anticipate that the remaining restructuring obligations of $485,000 as of March 31, 2011 will be paid by September 30, 2012.

17.	Income Taxes

Income (loss) before income tax consists of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009

Domestic	$23,546	$4,418	$(2,075)
International	19,354	(2,084)	5,639

	$42,900	$2,334	$3,564

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009

Current:
Federal	$8,125	$2,415	$4,983
State	836	124	441
Foreign	2,690	1,830	3,748

	11,651	4,369	9,172
Deferred:
Federal	(7,253)	(1,290)	1,168
State	(1,054)	946	(480)
Foreign	2,909	(1,014)	(2,947)

	(5,398)	(1,358)	(2,259)

Total income tax provision	$6,253	$3,011	$6,913

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2011	2010	2009
	(%)	(%)	(%)

Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	(1)	30	(3)
Expense (benefit) of lower tax jurisdictions	(8)	94	(1)
Goodwill	—	—	63
Credits and other taxes	(1)	—	(14)
Valuation allowance	(19)	(82)	114
Permanent items	3	—	—
Tax reserves	5	22	—
Share-based compensation	1	3	—
Capitalized expenses	—	19	—
Foreign income	—	8	—

Effective tax provision rate	15	129	194

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2011	2010

Deferred tax assets:
Reserves and allowances	$7,607	$5,855
Other liabilities and accruals	3,053	4,612

Total short term deferred tax assets	10,660	10,467

Other liabilities and accruals long term	1,144	2,553
Depreciable assets	1,996	1,659
Net operating loss carryforward	21,039	24,100
Share-based compensation	2,984	2,978
Credits carryforward	2,489	1,511

Total long term deferred tax assets	29,652	32,801

Total deferred tax assets	40,312	43,268

Less: Valuation allowance	(4,878)	(12,902)

Net deferred tax asset	$35,434	$30,366

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2011, we recorded certain tax adjustments on valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note. At March 31, 2011, we reduced our valuation allowances relating to the domestic net operating losses by $10.0 million to reflect our assessment that they were likely to be realized, partially offset by an increase in valuation allowance in respect of certain foreign tax jurisdiction.

At March 31, 2011, we had U.S. net operating loss carryforwards of approximately $96.6 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2012 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards represent the stock option deduction arising from activity under our stock option plan. As of March 31, 2011, we had net operating loss carryforwards for foreign income tax purposes of approximately $11.3 million.

During fiscal 2011, we performed an evaluation of the valuation allowance. We carefully considered factors from the analysis of the positive and negative evidence, historical data, future forecasts, and objective and subjective sources of evidence. We placed considerable weight in the cumulative taxable profit and the forecast of future taxable income as objective and subjective evidence, respectively. Thus, we believe that there is more positive evidence, both on a quantitative and qualitative basis and this positive evidence leads us to conclude that it is more likely than not that we will realize the tax benefits of all of our domestic net operating loss carryforwards and therefore warrants a full release of the domestic valuation allowances. Certain foreign jurisdictions continue to be subject to valuation allowances as a result of our evaluation.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2011, our net deferred tax assets increased primarily because of decreases in the valuation allowances. During fiscal 2010, our net deferred tax assets increased primarily due to the acquisition of Zilog. During fiscal 2009, our net deferred tax assets decreased primarily because of increases in reserves. Our Swiss subsidiary has a tax holiday that expired in 2010. The tax holiday did not reduce income tax expense in fiscal 2010 and fiscal 2009.

At the end of fiscal 2011, we had $8.8 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Out of the aggregate unrecognized benefits of $8.8 million, $0 has been classified under “Accrued expenses and other liabilities” within “Total current liabilities” and the balance of $8.8 million has been classified under “Other Long term liabilities” on our consolidated balance sheets. Our liability for unrecognized tax benefits increased by $2.6 million from last year principally due to the reserves for tax items, and includes an increase of $362,000 of accrued interest and penalties. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $1.0 million of accrued interest and penalties at March 31, 2011.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2008	$4,570
Lapse of statute of limitations	(730)
Increases in balances related to tax positions taken during prior periods	314
Increases in balances related to tax positions taken during current period	1,141

Balance as of March 31, 2009	5,295
Lapse of statute of limitations	(1,143)
Increases in balances related to tax positions taken during prior periods	254
Increases in balances related to tax positions taken during current period	1,827

Balance as of March 31, 2010	6,233
Lapse of statute of limitations	(1,492)
Increases in balances related to tax positions taken during prior periods	362
Increases in balances related to tax positions taken during current period	3,682

Balance as of March 31, 2011	$8,785

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

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements, as defined in Internal Revenue Code Section 382 and similar state provisions. In the event we had a change of ownership, defined as a cumulative ownership change of more than 50% over a three-year period, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before they can be utilized.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Commitments

We lease certain equipment under capital lease arrangements expiring through fiscal 2015 at interest rates of 3.6% to 6.0%. We rent certain of our facilities under operating leases expiring through fiscal 2023.

Future minimum lease payments under capital leases, operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

	Capital	Operating	Other Purchase
Fiscal Year Ended March 31,	Leases	Leases	Obligations	Total

2012	$3,060	$2,526	$11,195	$16,781
2013	2,136	1,211	17,279	20,626
2014	1,678	746	1,068	3,492
2015	1,386	716	18	2,120
2016	—	575	—	575
Thereafter	—	3,450	—	3,450

Total minimum payments	8,260	$9,224	$29,560	$47,044

Less: interest	379

	7,881
Less: current portion	2,860

	$5,021

Rent expense for fiscal years ended March 31, 2011, 2010 and 2009 amounted to $2.1 million, $1.3 million and $1.2 million, respectively.

As of March 31, 2011 and 2010, we had cash deposits with financial institutions of $593,000 and $813,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on our balance sheets.

On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million upon the expiration of the current facility on March 31, 2010. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit that was due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. At March 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2011 and 2010.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2011

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2011	2010	2010	2010

Net revenues	$96,761	$91,727	$89,910	$84,875
Gross profit	31,717	29,080	31,808	29,493
Operating income	10,717	9,656	12,830	10,089
Net income(1)	$15,934	$7,306	$6,881	$6,526
Net income per share — basic(2)	$0.51	$0.23	$0.22	$0.21
Net income per share — diluted(2)	$0.49	$0.23	$0.22	$0.21
Weighted average shares used in per share calculation
Basic	31,312	31,096	31,149	31,332
Diluted	32,417	32,071	31,623	31,701

Fiscal Year Ended March 31, 2010

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2010	2009	2009	2009

Net revenues	$76,561	$64,032	$53,746	$48,885
Gross profit	24,770	15,711	12,608	10,344
Operating income (loss)	5,469	1,718	(909)	(2,573)
Net income (loss)	$4,022	$399	$(1,230)	$(3,868)
Net income (loss) per share — basic(2)	$0.13	$0.01	$(0.04)	$(0.13)
Net income (loss) per share — diluted(2)	$0.13	$0.01	$(0.04)	$(0.13)
Weighted average shares used in per share calculation
Basic	31,320	31,100	30,901	30,679
Diluted	31,409	31,269	30,901	30,679

(1)	During the fourth quarter of fiscal 2011, we reduced our valuation allowances relating to domestic net operating losses to reflect our assessment that they were likely to be realized, partially offset by an increase in valuation allowance in respect of certain foreign tax jurisdictions. The net amount of these adjustments was $8.0 million.

(2)	The sum of the quarterly net income (loss) per share are not equal to the annual net income (loss) per share due to the use of quarterly weighted average shares used to determine the quarterly net income (loss) per share as compared to the annual weighted average shares used to determine the annual net income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2011. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IXYS Corporation
Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 8, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

San Francisco, California
June 8, 2011

Item 9B.	Other Information

On June 2, 2011, the Board of Directors of our company approved the adoption of the 2011 Equity Incentive Plan, under which 600,000 shares of our common stock will be reserved for the grant of stock options and other equity incentives.

On June 7, 2011, the Compensation Committee of the Board of Directors of our company awarded Dr. Nathan Zommer, our Chairman of the Board and Chief Executive Officer, and Uzi Sasson, our President and Chief Financial Officer, $610,000 and $380,000, respectively, as their cash performance compensation for fiscal 2011.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, or our 2011 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2011 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2011 and 2010
Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit		Title

10	.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.15*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16		Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17		First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation.
10.18		Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated here by reference).
10	.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO USA, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.

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

Dated: June 8, 2011

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 8, 2011

/s/ Uzi Sasson Uzi Sasson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2011

/s/ Donald L. Feucht Donald L. Feucht	Director	June 8, 2011

/s/ Samuel Kory Samuel Kory	Director	June 8, 2011

/s/ S. Joon Lee S. Joon Lee	Director	June 8, 2011

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 8, 2011

/s/ James M. Thorburn James M. Thorburn	Director	June 8, 2011

Kenneth D. Wong	Director	June 8, 2011

Exhibit Index

Exhibit		Title

3.1		Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1		Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2		Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.4*	List of signatories to Indemnity Agreement (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10	.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 11, 2007 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.14*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.15*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16		Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17		First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation.

Exhibit		Title

10.18		Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated here by reference).
10	.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10	.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10	.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
21.1		List of Subsidiaries.
23.1		Consent of BDO USA, LLP.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2		Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1		Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.