Form 10-Q
period 2011-06-30
IXYS CORP /DE/
filed 2011-08-05
CIK 945699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2011 was 31,553,092.

IXYS CORPORATION
FORM 10-Q
June 30, 2011
INDEX

Page
PART I — FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	3
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	4
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4. CONTROLS AND PROCEDURES	26
PART II — OTHER INFORMATION	27
ITEM 1. LEGAL PROCEEDINGS	27
ITEM 1A. RISK FACTORS	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	40
ITEM 5. OTHER INFORMATION	40
ITEM 6. EXHIBITS	40
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$87,062	$75,406
Restricted cash	600	593
Accounts receivable, net of allowances of $3,447 at June 30, 2011 and $3,478 at March 31, 2011	58,193	55,222
Inventories	75,623	75,839
Prepaid expenses and other current assets	5,362	8,285
Deferred income taxes	10,699	10,660

Total current assets	237,539	226,005
Property, plant and equipment, net	54,535	52,311
Intangible assets, net	7,031	7,674
Goodwill	6,448	6,448
Deferred income taxes	24,781	24,774
Other assets	7,456	7,977

Total assets	$337,790	$325,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,060	$2,860
Current portion of loans payable	1,484	1,352
Accounts payable	16,096	16,892
Accrued expenses and other current liabilities	22,882	22,938

Total current liabilities	43,522	44,042
Long term income tax payable	8,931	8,934
Capitalized lease obligations, net of current portion	5,872	5,021
Long term loans, net of current portion	23,542	23,418
Pension liabilities	14,541	14,545

Total liabilities	96,408	95,960

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,538,247 issued and 31,521,092 outstanding at June 30, 2011 and 37,352,509 issued and 31,452,922 outstanding at March 31, 2011	375	374
Additional paid-in capital	193,031	190,805
Treasury stock, at cost: 6,017,155 common shares at June 30, 2011 and 5,899,587 common shares at March 31, 2011	(51,217)	(49,667)
Retained earnings	89,930	79,954
Accumulated other comprehensive income	9,263	7,763

Total stockholders’ equity	241,382	229,229

Total liabilities and stockholders’ equity	$337,790	$325,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010
Net revenues	$101,778	$84,875
Cost of goods sold	66,743	55,382

Gross profit	35,035	29,493

Operating expenses:
Research, development and engineering	6,933	7,012
Selling, general and administrative	11,129	10,422
Amortization of acquisition-related intangible assets	642	1,923
Restructuring charges	—	47

Total operating expenses	18,704	19,404

Operating income	16,331	10,089
Other income (expense):
Interest income	69	73
Interest expense	(284)	(420)
Other income (expense), net	(394)	2,780

Income before income tax provision	15,722	12,522
Provision for income tax	(5,746)	(5,996)

Net income	$9,976	$6,526

Net income per share
Basic	$0.32	$0.21

Diluted	$0.30	$0.21

Weighted average shares used in per share calculation
Basic	31,508	31,332

Diluted	32,806	31,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,976	$6,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,377	4,708
Provision for receivable allowances	2,434	1,930
Net change in inventory provision	262	(2,250)
Foreign currency adjustments on intercompany amounts	471	(2,268)
Stock-based compensation	784	792
Loss on investments and disposal of fixed assets	127	14
Changes in operating assets and liabilities:
Accounts receivable	(5,060)	(8,144)
Inventories	500	(2,454)
Prepaid expenses and other current assets	877	(564)
Other assets	80	88
Accounts payable	(925)	502
Accrued expenses and other liabilities	2,366	2,564
Pension liabilities	(190)	(101)

Net cash provided by operating activities	15,079	1,343

Cash flows from investing activities:
Change in restricted cash	(7)	(31)
Purchases of investments	(8)	(35)
Purchases of property and equipment	(3,019)	(1,361)
Proceeds from sale of investments	25	—

Net cash used in investing activities	(3,009)	(1,427)

Cash flows from financing activities:
Principal payments on capital lease obligations	(774)	(784)
Repayments of loans and notes payable	(340)	(338)
Proceeds from loan	423	—
Proceeds from employee equity plans	1,443	409
Purchase of treasury stock	(1,550)	(1,027)

Net cash used in financing activities	(798)	(1,740)

Effect of exchange rate fluctuations on cash and cash equivalents	384	(1,277)

Net increase (decrease) in cash and cash equivalents	11,656	(3,101)
Cash and cash equivalents at beginning of period	75,406	60,524

Cash and cash equivalents at end of period	$87,062	$57,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Unaudited Condensed Consolidated Financial Statements
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2011 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011, or fiscal 2011, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.
2. Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board, or FASB, issued an amendment in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles, or U.S.GAAP, and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S.GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for us in the quarter beginning on January 1, 2012. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.
     In June 2011, FASB issued authoritative guidance on the presentation of comprehensive income. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for us for the fiscal year beginning on April 1, 2012. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements.
3. Fair Value
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

     Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2011 and March 31, 2011 (in thousands):

	June 30, 2011 (1)			March 31, 2011 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
		(unaudited)			(unaudited)
Marketable equity securities (2)	$453	$453	$—	$459	$459	$—
Auction rate preferred securities (2)	350	—	350	375	—	375
Derivative contract (3)	93	—	93	179	—	179

Total	$896	$453	$443	$1,013	$459	$554

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheets.
     We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.
     From time to time, we use derivative instruments to manage exposures to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the derivative contract.
     Auction Rate Preferred Securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2011 and March 31, 2011. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.
     Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.
     Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at June 30, 2011. See Note 10, “Pension Plans” for a discussion of pension liabilities.
4. Other Assets
     Other assets consist of the following (in thousands):

	June 30,	March 31,
	2011	2011
	(unaudited)
Available-for-sale investment securities	$803	$834
Long term equity investments	5,035	4,860
Advance to vendors and other items	1,618	2,283

Total	$7,456	$7,977

5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2011	2011
	(unaudited)
Raw materials	$18,921	$19,724
Work in process	38,358	38,148
Finished goods	18,344	17,967

Total	$75,623	$75,839

6. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2011	2011
	(unaudited)
Uninvoiced goods and services	$12,207	$12,142
Compensation and benefits	7,194	7,059
Restructuring accrual	393	485
Commission, royalties and other	3,088	3,252

Total	$22,882	$22,938

7. Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with the acquisition of Zilog completed in February 2010.
     Identified intangible assets consisted of the following as of June 30, 2011 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$4,800	$1,058	$3,742
Customer relationships	6,100	3,717	2,383
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	281	906

Total identifiable intangible assets	$14,087	$7,056	$7,031

     Identified intangible assets consisted of the following as of March 31, 2011 (in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
Developed intellectual property	$4,800	$858	$3,942
Customer relationships	6,100	3,316	2,784
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	239	948

Total identifiable intangible assets	$14,087	$6,413	$7,674

8. Borrowing Arrangements
     Bank of the West
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million.
     The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2011 was 3.25%.
     The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2011, we complied with all of these financial covenants.
     The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.
     IKB Deutsche Industriebank
     On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at June 30, 2011 was €6.0 million, or $8.6 million.
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
     During each fiscal quarter, a principal payment of €167,000, or about $240,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2011, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.
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
9. Restructuring Charges
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
     The costs in connection with the restructuring plan in Europe and Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of June 30, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

     Restructuring activity as of and for the three months ended June 30, 2011 was as follows (in thousands):

		Lease
	Severance and	Commitment
	Related Benefits	Accrual	Total
Balance at March 31, 2011	$106	$379	$485
Charges	(30)	—	(30)
Cash payments	—	(63)	(63)
Currency translation adjustment	1	—	1

Balance at June 30, 2011	$77	$316	$393

     We anticipate that the remaining restructuring obligations of $393,000 as of June 30, 2011 will be paid by September 30, 2012.
10. Pension Plans
     We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of June 30, 2011, the German defined benefit plan was completely unfunded. We expect to contribute approximately $705,000 to the United Kingdom plan in the fiscal year ending March 31, 2012. This contribution is primarily contractual.
     In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of June 30, 2011, the pension plan was overfunded by approximately $330,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheets.
     The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Service cost	$21	$17
Interest cost on projected benefit obligation	150	499
Expected return on plan assets	(36)	(371)
Recognized actuarial gain (loss)	(6)	44

Net periodic pension expense	$129	$189

11. Employee Equity Incentive Plans
     Stock Purchase and Stock Option Plans
     The 2011 Equity Incentive Plan
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
     Employee Stock Purchase Plan
     In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three months ended June 30, 2011, there were 55,706 shares purchased under the Purchase Plan, leaving approximately 350,053 shares available for purchase under the plan in the future.

     Stock-Based Compensation
     The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Income Statement Classifications	2011	2010
	(unaudited)
Selling, general and administrative expenses	$784	$792

Stock-based compensation effect in income before taxes	784	792
Provision for income taxes (1)	282	301

Net stock-based compensation effects in net income	$502	$491

(1)	Estimated at a statutory income tax rate of 36% in fiscal year 2012 and 38% in fiscal year 2011.
     During the three months ended June 30, 2011, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2011, approximately $5.7 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.
     The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2011 and 2010, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Weighted average estimated fair value of grant per share	$6.74	$4.67	$2.51	$3.23
Risk-free interest rate	1.9%	2.3%	0.2%	0.3%
Expected term in years	5.95	5.97	0.5	0.5
Volatility	55.7%	56.2%	44.9%	54.2%
Dividend yield	0%	0%	0%	0%

     Activity with respect to outstanding stock options for the three months ended June 30, 2011 was as follows:

		Weighted Average
	Number of	Exercise Price	Intrinsic
	Shares	Per Share	Value (1)
			(000)
Balance at March 31, 2011	5,199,768	$9.03
Options granted	312,000	$12.71
Options exercised	(130,032)	$7.79	$849
Options cancelled	(142,750)	$8.58
Options expired	(35,200)	$15.32

Balance at June 30, 2011	5,203,786	$9.25

Exercisable at June 30, 2011	3,630,282	$9.34
Exercisable at March 31, 2011	3,540,264	$9.35

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.
12. Comprehensive Income
     The components of total comprehensive income and related tax effects were as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Net income	$9,976	$6,526
Unrealized loss on available-for-sale investment securities, net of taxes of $(5) and $(16) for the three months ended June 30, 2011 and 2010	(9)	(30)
Adjustment to unrecognized actuarial net gain (loss)	—	58
Foreign currency translation adjustments	1,509	(5,500)

Total comprehensive income	$11,476	$1,054

     The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	June 30,	March 31,
	2011	2011
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of taxes of $(12) at June 30, 2011 and $(7) at March 31, 2011	$(22)	$(13)
Unrecognized actuarial loss, net of tax of $(1,108)	(2,945)	(2,945)
Accumulated foreign currency translation adjustments	12,230	10,721

Total accumulated other comprehensive income	$9,263	$7,763

13. Computation of Net Income per Share
     Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Basic:
Weighted average shares	31,508	31,332

Net income	$9,976	$6,526

Net income per share	$0.32	$0.21

Diluted:
Weighted average shares	31,508	31,332
Common equivalent shares from stock options	1,298	369

Weighted average shares used in diluted per share calculation	32,806	31,701

Net income	$9,976	$6,526

Net income per share	$0.30	$0.21

     Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three months ended June 30, 2011 and 2010, there were outstanding weighted average options to purchase 619,173 and 2,757,306 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information
     We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
	(unaudited)
United States	$27,705	$24,509
Europe and the Middle East
France	2,031	1,507
Germany	13,416	9,200
United Kingdom	8,002	6,313
Other	14,140	10,281
Asia Pacific
China	18,565	16,655
Japan	2,088	3,445
Korea	3,945	2,428
Singapore	2,484	2,475
Taiwan	2,232	2,316
Other	2,489	2,411
Rest of the World
India	2,829	1,536
Other	1,852	1,799

Total	$101,778	$84,875

     The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
	(unaudited)
Power semiconductors	$76,464	$57,268
Integrated circuits	18,111	22,180
Systems and RF power semiconductors	7,203	5,427

Total	$101,778	$84,875

     For the three months ended June 30, 2011, two distributors accounted for 12.8% and 11.0% of our net revenues, respectively. For the three months ended June 30, 2010, two distributors accounted for 13.9% and 11.2% of our net revenues, respectively.
15. Income Taxes
     For the three months ended June 30, 2011, we recorded income tax provisions of $5.7 million, reflecting an effective tax rate of 36.5%. For the three months ended June 30, 2010, we recorded income tax provisions of $6.0 million, reflecting an effective tax rate of 47.9%. For the three months ended June 30, 2011, the effective tax rate was affected by the changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release. For the three months ended June 30, 2010, our accounting for income tax was affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate, by discrete income tax expenses of $956,000 and by the release of valuation allowance.

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
Bank of the West
     On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million upon the expiration of the current facility on March 31, 2010. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit that was due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. At June 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.
Other Commitments and Contingencies
     On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2011 and March 31, 2011.

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
     We have recorded sequential revenue growth during the past eight quarters. Over the past few quarters, our revenues from sales of power semiconductors increased, while our revenues from sales of ICs and systems and RF power semiconductors declined. In the quarter ended June 30, 2011 as compared to the immediately preceding quarter, gross profit margin increased principally because of increased revenues from the sale and license of intellectual property. Distribution revenues increased during the past two quarters as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from the consumer product market, which are typically purchased directly from us, declined. In addition, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels as percentages of net revenues.
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
     Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 57.4% of our net revenues in the three months ended June 30, 2011 and 58.8% of our net revenues in the three months ended June 30, 2010 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.
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
     Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2011 and 2010, approximately $440,000 and $162,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.
     Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $14.0 million in inventory of our products on hand at June 30, 2011. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.
     Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2011 (in thousands):

Balance at March 31, 2011	$1,400
Additions	1,676
Deductions	(1,736)

Balance at June 30, 2011	$1,340

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
     The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2011	$29,436
Utilization or sale	(434)
Scrap	(214)
Additional accrual	735
Foreign currency translation adjustments	134

Balance at June 30, 2011	$29,657

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
     In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2011, our lower of cost or market reserve was $678,000.
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

Results of Operations — Three Months Ended June 30, 2011 and 2010
     The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2011	% change	2010
	(000)		(000)
Net revenues	$101,778	19.9%	$84,875
Cost of goods sold	66,743	20.5%	55,382

Gross profit	$35,035	18.8%	$29,493

Operating expenses:
Research, development and engineering	$6,933	-1.1%	$7,012
Selling, general and administrative	11,129	6.8%	10,422
Amortization of acquisition-related intangible assets	642	-66.6%	1,923
Restructuring charges	—	-100.0%	47

Total operating expenses	$18,704	-3.6%	$19,404

     The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues
	Three Months Ended June 30,
	2011	2010
Net revenues	100.0%	100.0%
Cost of goods sold	65.6%	65.3%

Gross profit	34.4%	34.7%

Operating expenses:
Research, development and engineering	6.8%	8.3%
Selling, general and administrative	10.9%	12.3%
Amortization of acquisition-related intangible assets	0.6%	2.2%
Restructuring charges	0.0%	0.1%

Total operating expenses	18.3%	22.9%

Operating income	16.1%	11.8%
Other income (expense), net	-0.7%	2.9%

Income before income tax	15.4%	14.7%
Provision for income tax	-5.6%	-7.0%

Net income	9.8%	7.7%

Net Revenues.
     The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:
Revenues (1)

	Three Months Ended June 30,
	2011	% change	2010
	(000)		(000)
Power semiconductors	$76,464	33.5%	$57,268
Integrated circuits	18,111	-18.3%	22,180
Systems and RF power semiconductors	7,203	32.7%	5,427

Total	$101,778	19.9%	$84,875

(1)	Include $2.0 million of intellectual property revenues in power semiconductors and $862,000 of intellectual property revenues in integrated circuits during the quarter ended June 30, 2011 and $672,000 of intellectual property revenues in integrated circuits during the quarter ended June 30, 2010.
     The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:
Average Selling Prices

	Three Months Ended June 30,
	2011	% change	2010
Power semiconductors	$2.03	10.3%	$1.84
Integrated circuits	$0.91	7.1%	$0.85
Systems and RF power semiconductors	$27.28	44.8%	$18.84

Units

	Three Months Ended June 30,
	2011	% change	2010
	(000)		(000)
Power semiconductors	36,600	17.6%	31,119
Integrated circuits	18,981	-24.6%	25,180
Systems and RF power semiconductors	264	-8.3%	288

Total	55,845	-1.3%	56,587

     The 19.9% increase in net revenues in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 reflected an increase of $19.2 million, or 33.5%, in the sale of power semiconductors and an increase of $1.8 million, or 32.7%, in the sale of systems and RF power semiconductors, offset by a decrease of $4.1 million, or 18.3%, in the sale of ICs. The increase in power semiconductors included a $10.6 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $6.7 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $1.7 million increase in the sale of subassemblies to the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by reduced sales of display driver ICs and microcontrollers.
     For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, the unit growth in power semiconductors was broad-based. The unit decline in ICs consisted of reduced shipments of display driver ICs to the consumer products market, reduced shipments of solid state relays, or SSRs, to the telecom market and reduced shipments of microcontrollers. The decrease in unit shipments in systems and RF power semiconductors was largely the result of reduced shipments of RF power semiconductors.
     For the three months ended June 30, 2011 as compared to the comparable period of the previous fiscal year, the changes in the ASPs were due to changes in the mix of products sold. The ASP of power semiconductors increased as our sales to the higher-priced medical market increased. The ASP of systems and RF power semiconductors increased because of greater sales of subassemblies. The ASP of ICs increased as a result of fewer shipments of lower-priced products, such as display driver ICs and SSRs.

     Intellectual property revenues, consisting of sales, licensing fees and royalties, increased from $672,000 in the quarter ended June 30, 2010 to $2.9 million in the quarter ended June 30, 2011. Intellectual property sales and license fees, which were nonrecurring in nature, were $2.0 million in the quarter ended June 30, 2011.
     For the quarter ended June 30, 2011, sales to customers in the United States represented approximately 27.2% of our net revenues and sales to international customers represented approximately 72.8% of our net revenues. Of our international sales, approximately 50.7% were derived from sales in Europe and the Middle East, approximately 43.0% were derived from sales in the Asia Pacific region and approximately 6.3% were derived from sales in the rest of the world. By comparison, for the quarter ended June 30, 2010, sales to customers in the United States represented approximately 28.9% of our net revenues and sales to international customers represented approximately 71.1% of our net revenues. Of our international sales, approximately 45.2% were derived from sales in Europe and the Middle East, approximately 49.3% were derived from sales in the Asia Pacific region and approximately 5.5% were derived from sales in the rest of the world.
     For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, we experienced sales growth in all major geographic areas including the U.S., Europe and the Middle East, and the Asia Pacific area. For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, the sales to all of our major market segments increased, except for sales to the consumer products market, which declined principally due to reduced shipments of display driver ICs.
     For the three months ended June 30, 2011, two distributors accounted for 12.8% and 11.0% of our net revenues, respectively. For the three months ended June 30, 2010, two distributors accounted for 13.9% and 11.2%, respectively, of our net revenues.
     Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Gross Profit.
     Gross profit increased to $35.0 million in the three months ended June 30, 2011 from $29.5 million in the three months ended June 30, 2010. Gross profit margin decreased to 34.4% in the quarter ended June 30, 2011 from 34.7% in the quarter ended June 30, 2010. Gross profit increased primarily because of increased revenues. The lower gross profit margin was primarily caused by a decline in the utilization or sale of previously written-down inventory, partially offset by $2.9 million of increased intellectual property revenues, which carry a gross profit margin approaching 100%. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Research, Development and Engineering.
     R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2011 were 6.8% as compared to 8.3% for the three months ended June 30, 2010. The reduction in the percentage primarily resulted from increased net revenues. Expressed in dollars, for the three months ended June 30, 2011 as compared to the same periods of the prior year, our R&D expenses decreased by approximately $79,000, or 1.1%. The decrease in R&D spending was primarily caused by fewer expenditures on our display and LED driver businesses in the three months ended June 30, 2011 as compared to the same period in the prior fiscal year.
Selling, General and Administrative.
     As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2011 were 10.9% as compared to 12.3% for the three months ended June 30, 2010. The reduction in the percentage primarily resulted from increased net revenues. Expressed in dollars, SG&A expenses increased by $707,000, or 6.8%, in the three months ended June 30, 2011 as compared to the same period in the prior fiscal year, primarily as a result of higher commissions associated with increased revenues.
Amortization of Acquisition-Related Intangible Assets.
     We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. During our annual impairment analysis in the fourth quarter of fiscal 2011, we concluded that the intangible assets associated with the acquisition of the acquired Leadis businesses were completely impaired. As a result, we wrote off all of the intangible assets related to the acquisition and recorded an impairment charge for the remaining unamortized net book value of $398,000. For the three months ended June 30, 2011, we recorded amortization expenses on acquisition-related intangible assets of $642,000 as compared to $1.9 million for the same period in fiscal 2010.

Restructuring Charges.
     In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to prevailing market conditions. The plans primarily involved the termination of employees and consolidation of certain positions. The restructuring charges recorded in conjunction with the plan represented severance costs and have been included under “Restructuring charges” in our consolidated statements of operations. Implementation of the plan continued into fiscal 2012. We incurred restructuring charges of $47,000 during the three months ended June 30, 2010. No restructuring charges occurred during the three months ended June 30, 2011. The restructuring accrual as of June 30, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. See Note 9, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
     During the quarter ended December 31, 2010, we relocated the Zilog employees to our headquarters in Milpitas and vacated the facility in San Jose, California, as a part of our integration plan to reduce costs. As a result, during the last two quarters of fiscal 2011, we included a charge of $659,000 in our consolidated statements of operations for costs that will continue to be incurred during the remaining term of the San Jose lease.
Other Income (Expense), net.
     In the quarter ended June 30, 2011, other expense, net, was $394,000 as compared to other income, net, of $2.8 million in the quarter ended June 30, 2010. Other expense, net, in the three months ended June 30, 2011 principally consisted of $519,000 in losses associated with changes in exchange rates for foreign currency transactions. Other income, net in the three months ended June 30, 2010 consisted principally of $2.7 million in gains associated with changes in exchange rates for foreign currency transactions.
Provision for Income Tax.
     For the three months ended June 30, 2011 and 2010, we recorded income tax provisions of $5.7 million and $6.0 million, reflecting effective tax rates of 36.5% and 47.9%, respectively. For the three months ended June 30, 2011, the effective tax rate was affected by the changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release. For the three months ended June 30, 2010, our accounting for income tax was affected by the fact that our losses in the periods were largely incurred in a jurisdiction with a comparatively lower tax rate, by discrete income tax expenses of $956,000 and by the release of valuation allowance.
Liquidity and Capital Resources
     At June 30, 2011, cash and cash equivalents were $87.1 million as compared to $75.4 million at March 31, 2011.
     Our cash provided by operating activities for the three months ended June 30, 2011 was $15.1 million, an increase of $13.7 million as compared to the $1.3 million in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $8 million in net income and total adjustments to reconcile net income and an increase of $5.8 million in net changes in operating assets and liabilities.
     The increase in net income and total adjustments to reconcile net income was driven by the increase in net revenues. The changes in operating assets and liabilities for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 were primarily caused by a smaller increase in accounts receivables and a reduction in inventory, even though revenues increased.
     Our net cash used in investing activities for the three months ended June 30, 2011 was $3.0 million, as compared to net cash used in investing activities of $1.4 million during the three months ended June 30, 2010. In each period, our principal use of cash was to purchase property and equipment.
     For the three months ended June 30, 2011, net cash used in financing activities was $798,000, as compared to net cash used in financing activities of $1.7 million in the three months ended June 30, 2010. During the three months ended June 30, 2011, we used $1.6 million for the purchase of treasury stock and $1.1 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.4 million. During the three months ended June 30, 2010, we used $1.0 million for the purchase of treasury stock and $1.1 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $409,000.
     At June 30, 2011, capital lease obligations and loans payable totalled $34.0 million. This represented 39.0% of our cash and cash equivalents and 14.1% of our stockholders’ equity.
     We are obligated on a €6.0 million, or $8.6 million, loan. The loan has a remaining term of about 9 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $240,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At June 30, 2011, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.
     On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2011, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.
     Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at June 30, 2011 was $14.5 million. The Philippines plan is overfunded and the overfunding of $330,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.
     We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2011. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     The semiconductor industry has been characterized by periodic limitations on production capacity. Currently, we are experiencing constraints on our ability to manufacture power semiconductors that result in longer lead times for product delivery than desired by many of our customers. If we are unable to increase our production capacity to meet current or possible future demand, some of our customers may seek other sources of supply, our future growth may be limited or our results of operations may be adversely affected.
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
     Changes in the mix and types of products sold may have a substantial impact on our revenues and gross profit margins. In addition, more recently introduced products tend to have higher associated costs because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product or wafer foundry, and, as a result, can negatively impact our financial results.
     Our international operations expose us to material risks.
     For the fiscal year ended March 31, 2011, our net revenues by region were approximately 28.1% in the United States, approximately 34.9% in Europe and the Middle East, approximately 33.0% in the Asia Pacific region and approximately 4.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:
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
     As a result of an acquisition, our financial results may differ from the investment community’s expectations in a given quarter. Further, if one or more of the foregoing risks materialize, market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows or stock price could be negatively impacted.
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
     Our intellectual property revenues are uncertain and unpredictable in amount.
     We are unable to discern a pattern in or otherwise predict the amount of any payments for the sale or licensing of intellectual property that we may receive. Consequently, we are unable to plan on the timing of intellectual property revenues and our results of operations may be adversely affected by a reduction in the amount of intellectual property revenues.
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
     Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of ` obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.
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
     Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 28, 2011, approximately 21.2% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1, 2011 — April 30, 2011	—	(1)	—	1,000,000	(2)
May 1, 2011 — May 31, 2011	10,000	$13.84	10,000	990,000
June 1, 2011 — June 30, 2011	107,568	$13.08	107,568	882,432

Total	117,568	$13.14	117,568

(1)	Not applicable.

(2)	A stock purchase program to purchase up to 1,000,000 shares of common stock was approved on February 10, 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION
	By:	/s/ Uzi Sasson
Date: August 5, 2011		Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	IXYS Corporation 2011 Equity Incentive Plan.

10.2	Form of Award Agreement under the IXYS Corporation 2011 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.