Form 10-Q
period 2011-09-30
IXYS CORP /DE/
filed 2011-11-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 27, 2011 was 31,179,402.

IXYS CORPORATION

FORM 10-Q

September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$90,086	$75,406
Restricted cash	582	593
Accounts receivable, net of allowances of $3,145 at September 30, 2011 and $3,478 at March 31, 2011	55,707	55,222
Inventories	79,601	75,839
Prepaid expenses and other current assets	4,739	8,285
Deferred income taxes	10,554	10,660

Total current assets	241,269	226,005
Property, plant and equipment, net	55,378	52,311
Intangible assets, net	6,426	7,674
Goodwill	6,448	6,448
Deferred income taxes	24,785	24,774
Other assets	7,555	7,977

Total assets	$341,861	$325,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$3,037	$2,860
Current portion of loans payable	1,435	1,352
Accounts payable	16,723	16,892
Accrued expenses and other current liabilities	25,905	22,938

Total current liabilities	47,100	44,042
Long term income tax payable	8,928	8,934
Capitalized lease obligations, net of current portion	6,284	5,021
Long term loans, net of current portion	22,751	23,418
Pension liabilities	13,707	14,545

Total liabilities	98,770	95,960

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,648,768 issued and 31,170,402 outstanding at September 30, 2011 and 37,352,509 issued and 31,452,922 outstanding at March 31, 2011	376	374
Additional paid-in capital	194,181	190,805
Treasury stock, at cost: 6,478,366 common shares at September 30, 2011 and 5,899,587 common shares at March 31, 2011	(56,704)	(49,667)
Retained earnings	100,877	79,954
Accumulated other comprehensive income	4,361	7,763

Total stockholders’ equity	243,091	229,229

Total liabilities and stockholders’ equity	$341,861	$325,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$99,004	$89,910	$200,782	$174,785
Cost of goods sold	67,526	58,102	134,269	113,484

Gross profit	31,478	31,808	66,513	61,301

Operating expenses:
Research, development and engineering	6,504	6,597	13,437	13,609
Selling, general and administrative	10,186	10,454	21,315	20,876
Amortization of acquisition-related intangible assets	603	1,923	1,245	3,846
Restructuring charges	—	4	—	51

Total operating expenses	17,293	18,978	35,997	38,382

Operating income	14,185	12,830	30,516	22,919
Other income (expense):
Interest income	92	78	161	152
Interest expense	(293)	(395)	(577)	(815)
Other income (expense), net	1,661	(1,961)	1,267	818

Income before income tax provision	15,645	10,552	31,367	23,074
Provision for income tax	(4,698)	(3,671)	(10,444)	(9,667)

Net income	$10,947	$6,881	$20,923	$13,407

Net income per share
Basic	$0.35	$0.22	$0.67	$0.43

Diluted	$0.34	$0.22	$0.64	$0.42

Weighted average shares used in per share calculation
Basic	31,383	31,149	31,445	31,269

Diluted	32,545	31,623	32,669	31,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$20,923	$13,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,807	9,370
Provision for receivable allowances	4,880	3,878
Net change in inventory provision	322	(3,279)
Foreign currency adjustments on intercompany amounts	(757)	(454)
Stock-based compensation	1,582	1,633
Loss on investments and disposal of fixed assets	124	448
Changes in operating assets and liabilities:
Accounts receivable	(6,288)	(7,134)
Inventories	(5,480)	(7,486)
Prepaid expenses and other current assets	1,102	(339)
Other assets	121	(261)
Accounts payable	152	(1,525)
Accrued expenses and other liabilities	5,984	5,548
Pension liabilities	(402)	(205)

Net cash provided by operating activities	29,070	13,601

Cash flows from investing activities:
Change in restricted cash	11	(113)
Purchases of investments	(188)	(121)
Purchases of property and equipment	(6,296)	(3,940)
Proceeds from sale of investments	25	—

Net cash used in investing activities	(6,448)	(4,174)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,671)	(1,530)
Repayments of loans and notes payable	(705)	(681)
Proceeds from loan	423	—
Proceeds from employee equity plans	1,795	593
Purchase of treasury stock	(7,037)	(3,665)

Net cash used in financing activities	(7,195)	(5,283)

Effect of exchange rate fluctuations on cash and cash equivalents	(747)	708

Net increase in cash and cash equivalents	14,680	4,852
Cash and cash equivalents at beginning of period	75,406	60,524

Cash and cash equivalents at end of period	$90,086	$65,376

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

2. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on testing goodwill for impairment. Under the amendments in this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. The amendments are effective for us for the fiscal year beginning on April 1, 2012 and early adoption is permitted. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.

In June 2011, FASB issued authoritative guidance on the presentation of comprehensive income. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for us for the fiscal year beginning on April 1, 2012. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements and disclosures.

In May 2011, FASB issued an amendment in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles, or U.S.GAAP, and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S.GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for us in the quarter beginning on January 1, 2012. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2011 and March 31, 2011 (in thousands):

	September 30, 2011 (1)			March 31, 2011 (1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using

Description		Level 1	Level 2		Level 1	Level 2
	(unaudited)			(unaudited)
Marketable equity securities (2)	$509	$509	$—	$459	$459	$—
Auction rate preferred securities (2)	350	—	350	375	—	375
Derivative contract (3) (4)	(123)	—	(123)	179	—	179

Total	$736	$509	$227	$1,013	$459	$554

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	The derivative contract as of September 30, 2011 was included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

(4)	The derivative contract as of March 31, 2011 was included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2011 and March 31, 2011. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at September 30, 2011. See Note 10, “Pension Plans” for a discussion of pension liabilities.

4. Other Assets

Other assets consist of the following (in thousands):

	September 30,	March 31,
	2011	2011
	(unaudited)
Available-for-sale investment securities	$859	$834
Long term equity investments	5,087	4,860
Advance to vendors and other items	1,609	2,283

Total	$7,555	$7,977

5. Inventories

Inventories consist of the following (in thousands):

	September 30,	March 31,
	2011	2011
	(unaudited)
Raw materials	$21,131	$19,724
Work-in-process	38,740	38,148
Finished goods	19,730	17,967

Total	$79,601	$75,839

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	March 31,
	2011	2011
	(unaudited)
Uninvoiced goods and services	$12,165	$12,142
Compensation and benefits	7,207	7,059
Income taxes	3,500	—
Restructuring accrual	325	485
Commission, royalties and other	2,708	3,252

Total	$25,905	$22,938

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with the acquisition of Zilog completed in February 2010.

Identified intangible assets consisted of the following as of September 30, 2011 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,258	$3,542
Customer relationships	6,100	4,052	2,048
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	351	836

Total identifiable intangible assets	$14,087	$7,661	$6,426

Identified intangible assets consisted of the following as of March 31, 2011 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$858	$3,942
Customer relationships	6,100	3,316	2,784
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	239	948

Total identifiable intangible assets	$14,087	$6,413	$7,674

8. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2011 was 3.25%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2011, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at September 30, 2011 was €5.8 million, or $7.9 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $227,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2011, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

The costs in connection with the restructuring plan in Europe and Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

Restructuring activity as of and for the three and six months ended September 30, 2011 was as follows (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2011	$106	$379	$485
Charges	(30)	—	(30)
Cash payments	—	(63)	(63)
Currency translation adjustment	1	—	1

Balance at June 30, 2011	77	316	393
Cash payments	—	(63)	(63)
Currency translation adjustment	(5)	—	(5)

Balance at September 30, 2011	$72	$253	$325

We anticipate that the remaining restructuring obligations of $325,000 as of September 30, 2011 will be paid by September 30, 2012.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of September 30, 2011, the German defined benefit plan was completely unfunded. We expect to contribute approximately $705,000 to the United Kingdom plan in the fiscal year ending March 31, 2012. This contribution is primarily contractual.

In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of September 30, 2011, the pension plan was overfunded by approximately $329,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheets.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Service cost	$21	$17	$42	$34
Interest cost on projected benefit obligation	148	514	298	1,013
Expected return on plan assets	(37)	(385)	(73)	(756)
Recognized actuarial gain (loss)	(6)	46	(12)	90

Net periodic pension expense	$126	$192	$255	$381

11. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2011 Equity Incentive Plan and the 2009 Equity Incentive Plan

On September 10, 2009, our stockholders approved the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On September 16, 2011, our stockholders approved the 2011 Equity Incentive Plan, or the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. The 2009 Plan and the 2011 Plan are referred to as the Plans.

Stock Options

Under the Plans, nonqualified and incentive stock options may be granted to employees, consultants and non-employee directors. Generally, the per share exercise price shall not be less than 100% of the fair market value of a share on the grant date. The Board of Directors has the full power to determine the provisions of each option issued under the Plans. While we may grant options that become exercisable at different times or within different periods, we have primarily granted options that vest over four years. The options, once granted, expire ten years from the date of grant.

Restricted Stock

Restricted stock awards may be granted to any employee, director or consultant under the Plans. Pursuant to a restricted stock award, we will issue shares of common stock that will be released from restriction if certain requirements, including continued performance of services, are met.

Stock Appreciation Rights

Awards of stock appreciation rights, or SARs, may be granted to employees, consultants and nonemployee directors pursuant to the Plans. A SAR is payable on the difference between the market price at the time of exercise and the exercise price at the date of grant. In any event, the exercise price of a SAR shall not be less than 100% of the fair market value of a share on the grant date and shall expire no later than ten years from the grant date. Upon exercise, the holder of a SAR shall be entitled to receive payment either in cash or a number of shares by dividing such cash amount by the fair market value of a share on the exercise date.

Restricted Stock Units

Restricted stock units, denominated performance units in the 2009 Plan, may be granted to employees, consultants and nonemployee directors under the Plans. Each restricted stock unit shall have a value equal to the fair market value of one share. After the applicable performance period has ended, the holder will be entitled to receive a payment, either in cash or in the form of shares, based on the number of restricted stock units earned over the performance period, to be determined as a function of the extent to which the corresponding performance goals or other vesting provisions have been achieved.

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the six months ended September 30, 2011, there were 55,706 shares purchased under the Purchase Plan, leaving approximately 350,053 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Income Statement Classifications	2011	2010	2011	2010
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$798	$841	$1,582	$1,633

Stock-based compensation effect in income before taxes	798	841	1,582	1,633
Provision for income taxes (1)	287	320	570	621

Net stock-based compensation effects in net income	$511	$521	$1,012	$1,012

(1)	Estimated at a statutory income tax rate of 36% in fiscal year 2012 and 38% in fiscal year 2011.

During the six months ended September 30, 2011, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2011, approximately $7.5 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the six months ended September 30, 2011 and 2010, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Weighted average estimated fair value of grant per share	$6.22	$4.72	$6.44	$4.70	$2.51	$3.23
Risk-free interest rate	1.1%	1.6%	1.4%	1.9%	0.2%	0.3%
Expected term in years	5.72	5.68	5.82	5.82	0.5	0.5
Volatility	55.4%	55.9%	55.5%	56.1%	44.9%	54.2%
Dividend yield	—	—	—	—	—	—

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the six months ended September 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2011	5,199,768	$9.03
Options granted	732,000	$12.45
Options exercised	(323,310)	$7.44	$1,962
Options cancelled	(197,250)	$8.78
Options expired	(40,200)	$14.22

Balance at September 30, 2011	5,371,008	$9.56

Exercisable at September 30, 2011	3,540,008	$9.51
Exercisable at March 31, 2011	3,540,264	$9.35

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Comprehensive Income

The components of total comprehensive income and related tax effects were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$10,947	$6,881	$20,923	$13,407
Unrealized loss on available-for-sale investment securities,net of taxes of $(43) and $(48) for the three and six months ended September 30, 2011 and net of taxes of $(10) and $(26) for the three and six months ended September 30, 2010	(80)	(18)	(89)	(48)
Adjustment to unrecognized actuarial net loss	—	—	—	58
Foreign currency translation adjustments	(4,822)	7,121	(3,313)	1,621

Total comprehensive income	$6,045	$13,984	$17,521	$15,038

The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	September 30, 2011	March 31, 2011
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of taxes of $(55) at September 30, 2011 and $(7) at March 31, 2011	$(102)	$(13)
Unrecognized actuarial loss, net of tax of $(1,108)	(2,945)	(2,945)
Accumulated foreign currency translation adjustments	7,408	10,721

Total accumulated other comprehensive income	$4,361	$7,763

13. Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Basic:
Weighted average shares	31,383	31,149	31,445	31,269

Net income	$10,947	$6,881	$20,923	$13,407

Net income per share	$0.35	$0.22	$0.67	$0.43

Diluted:
Weighted average shares	31,383	31,149	31,445	31,269
Common equivalent shares from stock options	1,162	474	1,224	486

Weighted average shares used in diluted per share calculation	32,545	31,623	32,669	31,755

Net income	$10,947	$6,881	$20,923	$13,407

Net income per share	$0.34	$0.22	$0.64	$0.42

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and six months ended September 30, 2011, there were outstanding weighted average options to purchase 606,173 and 738,137 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and six months ended September 30, 2010, there were outstanding weighted average options to purchase 2,863,335 and 2,696,062 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$27,562	$26,754	$55,267	$51,263
Europe and the Middle East
France	1,915	1,606	3,946	3,113
Germany	12,888	9,903	26,304	19,103
United Kingdom	8,430	7,916	16,432	14,229
Other	13,643	11,329	27,783	21,610
Asia Pacific
China	16,971	15,404	35,536	32,059
Japan	2,607	3,312	4,695	6,757
Korea	3,004	2,646	6,949	5,074
Singapore	3,101	2,803	5,585	5,278
Taiwan	1,765	2,629	3,997	4,945
Other	2,753	2,738	5,242	5,149
Rest of the World
India	2,425	1,710	5,254	3,246
Other	1,940	1,160	3,792	2,959

Total	$99,004	$89,910	$200,782	$174,785

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Power semiconductors	$74,731	$61,243	$151,195	$118,511
Integrated circuits	16,949	22,295	35,060	44,475
Systems and RF power semiconductors	7,324	6,372	14,527	11,799

Total	$99,004	$89,910	$200,782	$174,785

For the three and six months ended September 30, 2011, one distributor accounted for 11.8% and 12.3% of our net revenues, respectively, and another distributor accounted for 11.2% and 11.1% of our net revenues, respectively. For the three and six months ended September 30, 2010, one distributor accounted for 12.9% and 13.4% of our net revenues, respectively, and another distributor accounted for 10.4% and 10.8% of our net revenues, respectively.

15. Income Taxes

For the three and six months ended September 30, 2011, we recorded income tax provisions of $4.7 million and $10.4 million, reflecting effective tax rates of 30.0% and 33.3%, respectively. For the three and six months ended September 30, 2010, we recorded income tax provisions of $3.7 million and $9.7 million, reflecting effective tax rates of 34.8% and 41.9%, respectively. For the three and six months ended September 30, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release. For the three months ended September 30, 2010, the effective tax rate was affected by a change in the estimates of annual income in foreign jurisdictions and certain discrete items. For the six months ended September 30, 2010, the effective tax rate was impacted by certain discrete items.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOW. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million upon the expiration of the current facility on March 31, 2010. However, borrowing under this subfacility is limited to the extent of availability under the $15.0 million revolving line of credit that was due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. At September 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2011 and March 31, 2011.

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

In the September 2011 quarter, our product revenues decreased slightly as compared to the immediately preceding quarter. Our product revenues from sales of power semiconductors and systems and RF power semiconductors increased, while our product revenues from sales of ICs declined. Distribution product revenues declined from the June 2011 quarter to the September 2011 quarter, while sales to original equipment manufacturers increased slightly. Geographically, over the same periods, we experienced slight declines in product revenues across all the major areas, except North America. On a product application basis, our sales to the medical and industrial and commercial markets increased modestly while our sales to the consumer and the telecommunications markets decreased. In addition, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses are expected to continue at approximately these levels as percentages of net revenues.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 56.2% of our net revenues in the six months ended September 30, 2011 and 56.8% of our net revenues in the six months ended September 30, 2010 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2011 and 2010, approximately $913,000 and $279,000, respectively, of products were returned to us under the program. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $14.7 million in inventory of our products on hand at September 30, 2011. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2011 (in thousands):

Balance at March 31, 2011	$1,400
Additions	1,676
Deductions	(1,736)

Balance at June 30, 2011	$1,340
Additions	1,459
Deductions	(1,606)

Balance at September 30, 2011	$1,193

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2011	$29,436
Utilization or sale	(434)
Scrap	(214)
Additional accrual	735
Foreign currency translation adjustments	134

Balance at June 30, 2011	$29,657
Utilization or sale	(868)
Scrap	(648)
Additional accrual	878
Foreign currency translation adjustments	(453)

Balance at September 30, 2011	$28,566

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2011, our lower of cost or market reserve was $717,000.

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

Results of Operations — Three and Six Months Ended September 30, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Net revenues	$99,004	10.1%	$89,910	$200,782	14.9%	$174,785
Cost of goods sold	67,526	16.2%	58,102	134,269	18.3%	113,484

Gross profit	$31,478	(1.0%)	$31,808	$66,513	8.5%	$61,301

Operating expenses:
Research, development and engineering	$6,504	(1.4%)	$6,597	$13,437	(1.3%)	$13,609
Selling, general and administrative	10,186	(2.6%)	10,454	21,315	2.1%	20,876
Amortization of acquisition- related intangible assets	603	(68.6%)	1,923	1,245	(67.6%)	3,846
Restructuring charges	—	(100.0%)	4	—	(100.0%)	51

Total operating expenses	$17,293	(8.9%)	$18,978	$35,997	(6.2%)	$38,382

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended September 30,		% of Net Revenues Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	64.6%	66.9%	64.9%

Gross profit	31.8%	35.4%	33.1%	35.1%

Operating expenses:
Research, development and engineering	6.6%	7.3%	6.7%	7.8%
Selling, general and administrative	10.3%	11.6%	10.6%	11.9%
Amortization of acquisition- related intangible assets	0.6%	2.2%	0.6%	2.3%
Restructuring charges	—	0.0%	—	0.0%

Total operating expenses	17.5%	21.1%	17.9%	22.0%

Operating income	14.3%	14.3%	15.2%	13.1%
Other income (expense), net	1.5%	(2.6%)	0.4%	0.1%

Income before income tax	15.8%	11.7%	15.6%	13.2%
Provision for income tax	(4.7%)	(4.0%)	(5.2%)	(5.5%)

Net income	11.1%	7.7%	10.4%	7.7%

Net Revenues.

The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended September 30,			Six Months Ended September 30,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Power semiconductors	$74,731	22.0%	$61,243	$151,195	27.6%	$118,511
Integrated circuits	16,949	(24.0%)	22,295	35,060	(21.2%)	44,475
Systems and RF power semiconductors	7,324	14.9%	6,372	14,527	23.1%	11,799

Total	$99,004	10.1%	$89,910	$200,782	14.9%	$174,785

(1)	Includes $832,000 and $862,000 of intellectual property revenues in integrated circuits during the quarters ended September 30, 2011 and 2010, respectively. Includes $2.0 million of intellectual property revenues in power semiconductors and $1.7 million of intellectual property revenues in integrated circuits during the six months ended September 30, 2011 and $1.5 million of intellectual property revenues in integrated circuits during the six months ended September 30, 2010.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	% change	2010	2011	% change	2010
Power semiconductors	$2.20	18.3%	$1.86	$2.11	14.1%	$1.85
Integrated circuits	$0.90	(1.1%)	$0.91	$0.90	2.3%	$0.88
Systems and RF power semiconductors	$44.12	22.6%	$36.00	$33.78	33.1%	$25.37

Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Power semiconductors	34,039	3.6%	32,863	70,639	10.4%	63,982
Integrated circuits	17,976	(23.5%)	23,510	36,957	(24.1%)	48,690
Systems and RF power semiconductors	166	(6.2%)	177	430	(7.5%)	465

Total	52,181	(7.7%)	56,550	108,026	(4.5%)	113,137

The 10.1% increase in net revenues in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 reflected an increase of $13.5 million, or 22.0%, in the sale of power semiconductors, a decrease of $5.3 million, or 24.0%, in the sale of ICs and an increase of $951,000, or 14.9%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $9.6 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $3.8 million increase in the sale of MOS products, principally to the medical and the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by a $2.6 million decrease in the sale of microcontrollers and a $1.8 million decrease in the sale of display driver ICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to increased sales of subassemblies to the industrial and commercial market. Royalty income remained relatively unchanged in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.

The 14.9% increase in net revenues in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 reflected an increase of $32.7 million, or 27.6%, in the sale of power semiconductors, a decrease of $9.4 million, or 21.2%, in the sale of ICs and an increase of $2.7 million, or 23.1%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $20.3 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $10.5 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by a decrease of $3.5 million in the sale of microcontroller products and a decrease of $4.3 million in the sale of display driver ICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $2.4 million increase in the sale of subassemblies to the industrial and commercial market. Intellectual property revenues, consisting of sales, licensing fees and royalties, increased from $1.5 million in the six months ended September 30, 2010 to $3.7 million in the six months ended September 30, 2011. Nonrecurring intellectual property sales and licensing fees were $2.0 million in the six months ended September 30, 2011.

For the three and six months ended September 30, 2011 as compared to the comparable periods of the previous fiscal year, the increases in the ASPs of power semiconductor was principally caused by price increases on existing products, where the increases in the ASPs of systems and RF power semiconductors principally due to a shift in the product mix towards the sale of higher priced subassemblies from lower priced RF power semiconductors. The ASPs of ICs were largely unchanged.

For the three and six months ended September 30, 2011 as compared to the three and six months ended September 30, 2010, the unit growth in power semiconductors was principally due to shipments of bipolar products, offset by reduced shipments of MOS products. The unit decline in ICs was principally caused by reduced shipments of display driver ICs to the consumer products market and by reduced shipments of microcontroller products. The decrease in unit shipments in systems and RF power semiconductors was broad-based.

For the quarter ended September 30, 2011, sales to customers in the United States represented approximately 27.8% of our net revenues and sales to international customers represented approximately 72.2% of our net revenues. Of our international sales, approximately 51.6% were derived from sales in Europe and the Middle East, approximately 42.3% were derived from sales in the Asia Pacific region and approximately 6.1% were derived from sales in the rest of the world. By comparison, for the quarter ended September 30, 2010, sales to customers in the United States represented approximately 29.8% of our net revenues and sales to international customers represented approximately 70.2% of our net revenues. Of our international sales, approximately 48.7% were derived from sales in Europe and the Middle East, approximately 46.8% were derived from sales in the Asia Pacific region and approximately 4.5% were derived from sales in the rest of the world.

For the six months ended September 30, 2011, sales to customers in the United States represented approximately 27.5% of our net revenues and sales to international customers represented approximately 72.5% of our net revenues. Of our international sales, approximately 51.2% were derived from sales in Europe and the Middle East, approximately 42.6% were derived from sales in the Asia Pacific region and approximately 6.2% were derived from sales in the rest of the world. By comparison, for the six months ended September 30, 2010, sales to customers in the United States represented approximately 29.3% of our net revenues and sales to international customers represented approximately 70.7% of our net revenues. Of our international sales, approximately 47.0% were derived from sales in Europe and the Middle East, approximately 48.0% were derived from sales in the Asia Pacific region and approximately 5.0% were derived from sales in the rest of the world.

For the three and six months ended September 30, 2011 as compared to the three and six months ended September 30, 2010, we experienced sales growth in all major geographic areas including the U.S., Europe and the Middle East, and the Asia Pacific area. For the three and six months ended September 30, 2011 as compared to the same periods of the prior year, our sales to the medical market and the industrial and commercial market increased significantly, while our sales to the telecommunication market and to the consumer products market declined.

For the three and six months ended September 30, 2011, one distributor accounted for 11.8% and 12.3% of our net revenues, respectively, and another distributor accounted for 11.2% and 11.1% of our net revenues, respectively. For the three and six months ended September 30, 2010, one distributor accounted for 12.9% and 13.4% of our net revenues, respectively, and another distributor accounted for 10.4% and 10.8% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit margin decreased to 31.8% in the three months ended September 30, 2011 from 35.4% in the three months ended September 30, 2010. Gross profit margin decreased to 33.1% in the six months ended September 30, 2011 from 35.1% in the six months ended September 30, 2010. For both periods, the lower gross profit margins were primarily caused by a decline in the utilization or sale of previously written-down inventory. In fiscal 2010, the utilization or sale of previously written-down inventory was significantly higher than historical levels, as a consequence of a recovering business climate during the fiscal year following a year with significant inventory write-downs. For the six months ended September 30, 2011, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2011 were 6.6% and 6.7%, respectively, as compared to 7.3% and 7.8% for the three and six months ended September 30, 2010. The reduction in the percentages primarily resulted from increased net revenues. Expressed in dollars, for the three and six months ended September 30, 2011 as compared to the same periods of the prior year, our R&D expenses remained relatively consistent.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2011 were 10.3% and 10.6% as compared to 11.6% and 11.9% for the three and six months ended September 30, 2010. The reduction in the percentages primarily resulted from increased net revenues. Expressed in dollars, SG&A expenses remained relatively unchanged for the three and six months ended September 30, 2011 as compared to the same periods in the prior fiscal year, reflecting higher commission as a result of increased revenues, offset by a reduction in personnel expenses related to decreased headcount.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For the three and six months ended September 30, 2011, we recorded amortization expenses on acquisition-related intangible assets of $603,000 and $1.2 million, respectively. For the three and six months ended September 30, 2010, we recorded amortization expenses on acquisition-related intangible assets of $1.9 million and $3.8 million, respectively. The Leadis intangible assets were written off during fiscal 2011, resulting in reduced amortization expenses in the three and six months ended September 30, 2011 as compared to the comparable periods in the prior year.

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

During the quarter ended December 31, 2010, we relocated the Zilog employees to our headquarters in Milpitas and vacated the facility in San Jose, California, as a part of our integration plan. As a result, we took a charge of $659,000 for costs to be incurred during the remaining term of the San Jose lease.

As a consequence of these restructuring actions, we incurred restructuring charges of $4,000 and $51,000, respectively, during the three and six months ended September 30, 2010. During the three and six months ended September 30, 2011, no restructuring charges occurred. The restructuring accrual as of September 30, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. See Note 9, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense), net.

In the quarter ended September 30, 2011, other income, net was $1.7 million as compared to other expense, net of $2.0 million in the quarter ended September 30, 2010. The other income, net in the three months ended September 30, 2011 principally consisted of $1.4 million in gains associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended September 30, 2010 consisted principally of $2.0 million in losses associated with changes in exchange rates for foreign currency transactions.

For the six months ended September 30, 2011, other income, net was $1.3 million, as compared to other income, net of $818,000 in the six months ended September 30, 2010. For the six months ended September 30, 2011, other income, net consisted principally of $929,000 in gains associated with changes in exchange rates for foreign currency transactions. For the six months ended September 30, 2010, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $757,000.

Provision for Income Tax.

For the three and six months ended September 30, 2011, we recorded income tax provisions of $4.7 million and $10.4 million, reflecting effective tax rates of 30.0% and 33.3%, respectively. For the three and six months ended September 30, 2010, we recorded income tax provisions of $3.7 million and $9.7 million, reflecting effective tax rates of 34.8% and 41.9%, respectively. For the three and six months ended September 30, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release. For the three months ended September 30, 2010, the effective tax rate was affected by a change in the estimates of annual income in foreign jurisdictions and certain discrete items. For the six months ended September 30, 2010, the effective tax rate was impacted by certain discrete items.

Liquidity and Capital Resources

At September 30, 2011, cash and cash equivalents were $90.1 million as compared to $75.4 million at March 31, 2011.

Our cash provided by operating activities for the six months ended September 30, 2011 was $29.1 million, an increase of $15.5 million as compared to the $13.6 million of cash provided in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $8.9 million in net income and adjustments to reconcile net income to net cash and an increase of $6.6 million in net changes in operating assets and liabilities.

The increase in net income and adjustments to reconcile net income to net cash was driven by the increase in net revenues. The changes in operating assets and liabilities for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 were primarily caused by increases in accounts receivables and inventories, although the amounts of the increases were smaller in the six months ended September 30, 2011 as compared to the same period of the prior year.

Our net cash used in investing activities for the six months ended September 30, 2011 was $6.4 million, as compared to net cash used in investing activities of $4.2 million during the six months ended September 30, 2010. In each period, our principal use of cash was to purchase property and equipment.

For the six months ended September 30, 2011, net cash used in financing activities was $7.2 million, as compared to net cash used in financing activities of $5.3 million in the six months ended September 30, 2010. During the six months ended September 30, 2011, we used $7.0 million for the purchase of treasury stock and $2.4 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.8 million. During the six months ended September 30, 2010, we used $3.7 million for the purchase of treasury stock and $2.2 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $593,000.

At September 30, 2011, capital lease obligations and loans payable totalled $33.5 million. This represented 37.2% of our cash and cash equivalents and 13.8% of our stockholders’ equity.

We are obligated on a €5.8 million, or $7.9 million, loan. The loan has a remaining term of about 9 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $227,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At September 30, 2011, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2011, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2011, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at September 30, 2011 was $13.7 million. The Philippines plan is overfunded and the overfunding of $329,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.

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

We did not have any significant open derivative contracts at September 30, 2011. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The semiconductor industry has been characterized by periodic limitations on production capacity. Currently, we are experiencing constraints on our ability to manufacture some power semiconductors. These constraints result in longer lead times for product delivery than desired by many of our customers. If we are unable to increase our production capacity to meet current or possible future demand, some of our customers may seek other sources of supply, our future growth may be limited or our results of operations may be adversely affected.

Our backlog may not result in future revenues.

Customer orders typically can be cancelled or rescheduled by the customer without penalty to the customer. Cancellations or reschedulings are common in periods of decreasing demand. Further, in periods of increasing demand, particularly when production is allocated or delivery delayed, customers of semiconductor companies have on occasion placed orders without expectation of accepting delivery to increase their share of allocated product or in an effort to improve the timeliness of delivery. While we are attuned to the potential for such behavior and attempt to identify such orders, we could accept orders of this nature and subsequently experience order cancellation unexpectedly.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, flood and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. For example, the March 2011 earthquake in Japan adversely affected the operations of some of our Japanese suppliers, which limited the availability of certain production inputs to us for a short period of time. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 27, 2011, approximately 21.6% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 — July 31, 2011	—	(2)	—	882,432
August 1, 2011 — August 31, 2011	422,824	$11.86	422,824	459,608
September 1, 2011 — September 30, 2011	38,387	$11.85	38,387	421,221

Total	461,211	$11.86	461,211

(1)	On February 4, 2011, we announced that our Board of Directors had authorized a program to repurchase up to 1,000,000 shares of our common stock.
(2)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

	By:	/s/ Uzi Sasson
Date: November 4, 2011		Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.