Form 10-Q
period 2011-12-31
IXYS CORP /DE/
filed 2012-02-03
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 26, 2012 was 31,253,875.

IXYS CORPORATION

FORM 10-Q

December 31, 2011

PART I — FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS IXYS CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	December 31,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$92,631	$75,406
Restricted cash	519	593
Accounts receivable, net of allowances of $3,020 at December 31, 2011 and $3,478 at March 31, 2011	42,911	55,222
Inventories	86,181	75,839
Prepaid expenses and other current assets	6,839	8,285
Deferred income taxes	10,457	10,660

Total current assets	239,538	226,005
Property, plant and equipment, net	56,437	52,311
Intangible assets, net	5,784	7,674
Goodwill	6,448	6,448
Deferred income taxes	24,753	24,774
Other assets	7,421	7,977

Total assets	$340,381	$325,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,840	$2,860
Current portion of loans payable	1,397	1,352
Accounts payable	20,380	16,892
Accrued expenses and other current liabilities	19,769	22,938

Total current liabilities	44,386	44,042
Long term income tax payable	8,927	8,934
Capitalized lease obligations, net of current portion	5,587	5,021
Long term loans, net of current portion	22,062	23,418
Pension liabilities	13,043	14,545

Total liabilities	94,005	95,960

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,767,447 issued and 31,239,081 outstanding at December 31, 2011 and 37,352,509 issued and 31,452,922 outstanding at March 31, 2011	378	374
Additional paid-in capital	196,256	190,805
Treasury stock, at cost: 6,528,366 common shares at December 31, 2011 and 5,899,587 common shares at March 31, 2011	(57,243)	(49,667)
Retained earnings	106,548	79,954
Accumulated other comprehensive income	437	7,763

Total stockholders’ equity	246,376	229,229

Total liabilities and stockholders’ equity	$340,381	$325,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenues	$80,041	$91,727	$280,823	$266,512
Cost of goods sold	56,889	62,647	191,158	176,131

Gross profit	23,152	29,080	89,665	90,381

Operating expenses:
Research, development and engineering	6,368	6,684	19,805	20,293
Selling, general and administrative	10,827	10,595	32,142	31,471
Amortization of acquisition-related intangible assets	640	1,630	1,885	5,476
Restructuring charges	—	515	—	566

Total operating expenses	17,835	19,424	53,832	57,806

Operating income	5,317	9,656	35,833	32,575
Other income (expense):
Interest income	85	67	246	219
Interest expense	(282)	(389)	(859)	(1,204)
Other income, net	862	625	2,129	1,443

Income before income tax provision	5,982	9,959	37,349	33,033
Provision for income tax	(311)	(2,653)	(10,755)	(12,320)

Net income	$5,671	$7,306	$26,594	$20,713

Net income per share:
Basic	$0.18	$0.23	$0.85	$0.66

Diluted	$0.18	$0.23	$0.82	$0.65

Weighted average shares used in per share calculation:
Basic	31,203	31,096	31,335	31,210

Diluted	32,238	32,071	32,505	31,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$26,594	$20,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,113	13,705
Provision for receivable allowances	7,177	5,860
Net change in inventory provision	739	(4,344)
Foreign currency adjustments on intercompany amounts	(1,380)	(794)
Stock-based compensation	2,713	2,547
Loss (gain) on investments and disposal of fixed assets	57	(177)
Changes in operating assets and liabilities:
Accounts receivable	3,357	(9,262)
Inventories	(14,267)	(7,837)
Prepaid expenses and other current assets	1,097	308
Other assets	187	(362)
Accounts payable	4,288	(534)
Accrued expenses and other liabilities	(1,971)	826
Pension liabilities	(603)	(306)

Net cash provided by operating activities	38,101	20,343

Cash flows from investing activities:
Change in restricted cash	74	(69)
Purchases of investments	(366)	(135)
Purchases of property and equipment	(10,864)	(6,765)
Proceeds from sale of investments	232	255

Net cash used in investing activities	(10,924)	(6,714)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,483)	(2,373)
Repayments of loans and notes payable	(1,059)	(1,040)
Proceeds from loans	423	—
Proceeds from employee equity plans	2,741	2,142
Purchases of treasury stock	(7,576)	(4,005)

Net cash used in financing activities	(7,954)	(5,276)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,998)	79

Net increase in cash and cash equivalents	17,225	8,432
Cash and cash equivalents at beginning of period	75,406	60,524

Cash and cash equivalents at end of period	$92,631	$68,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations, evaluation of goodwill and intangibles for impairment and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2011 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011, or fiscal 2011, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on disclosure about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for us for the fiscal year beginning on April 1, 2013. We are currently evaluating the impact that the adoption of the guidance will have on our condensed consolidated financial statements and disclosures.

In September 2011, FASB issued authoritative guidance on testing goodwill for impairment. Under the amendments in this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. The amendments are effective for us for the fiscal year beginning on April 1, 2012 and early adoption is permitted. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.

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

In May 2011, FASB issued an amendment in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for us in the quarter beginning on January 1, 2012. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2011 and March 31, 2011 (in thousands):

	December 31, 2011 (1)			March 31, 2011 (1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
Description		Level 1	Level 2		Level 1	Level 2
	(unaudited)			(unaudited)
Marketable equity securities (2)	$529	$529	$—	$459	$459	$—
Auction rate preferred securities (2)	350	—	350	375	—	375
Derivative assets (3)	—	—	—	179	—	179
Derivative liabilities (4)	(167)	—	(167)	—	—	—

Total	$712	$529	$183	$1,013	$459	$554

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	The derivative contract as of March 31, 2011 was included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheets.

(4)	The derivative contract as of December 31, 2011 was included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2011 and March 31, 2011. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit ratings of the issuers deteriorate, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at December 31, 2011. See Note 10, “Pension Plans” for a discussion of pension liabilities.

4. Other Assets

Other assets consist of the following (in thousands):

	December 31, 2011	March 31, 2011
	(unaudited)
Available-for-sale investment securities	$879	$834
Long term equity investments	5,032	4,860
Advance to vendors and other items	1,510	2,283

Total	$7,421	$7,977

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	March 31, 2011
	(unaudited)
Raw materials	$24,998	$19,724
Work-in-process	39,780	38,148
Finished goods	21,403	17,967

Total	$86,181	$75,839

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2011	March 31, 2011
	(unaudited)
Uninvoiced goods and services	$10,742	$12,142
Compensation and benefits	6,121	7,059
Restructuring accrual	259	485
Commission, royalties and other	2,647	3,252

Total	$19,769	$22,938

7. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with the acquisition of Zilog completed in February 2010. There were no changes in goodwill during the nine months ended December 31, 2011.

Identified intangible assets consisted of the following as of December 31, 2011 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,458	$3,342
Customer relationships	6,100	4,446	1,654
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	399	788

Total identifiable intangible assets	$14,087	$8,303	$5,784

Identified intangible assets consisted of the following as of March 31, 2011 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$858	$3,942
Customer relationships	6,100	3,316	2,784
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	239	948

Total identifiable intangible assets	$14,087	$6,413	$7,674

8. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of December 31, 2011 was 2.94%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2011, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2011 was €5.7 million, or $7.3 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $216,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2011, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

The costs in connection with the restructuring plan in Europe and Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of December 31, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

Restructuring activity as of and for the three and nine months ended December 31, 2011 was as follows (in thousands):

	$000,000,0	$000,000,0	$000,000,0
	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2011	$106	$379	$485
Charges	(30)	—	(30)
Cash payments	—	(63)	(63)
Currency translation adjustment	1	—	1

Balance at June 30, 2011	77	316	393
Cash payments	—	(63)	(63)
Currency translation adjustment	(5)	—	(5)

Balance at September 30, 2011	72	253	325
Cash payments	—	(63)	(63)
Currency translation adjustment	(3)	—	(3)

Balance at December 31, 2011	$69	$190	$259

We anticipate that the remaining restructuring obligations of $259,000 as of December 31, 2011 will be paid by December 31, 2013.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of December 31, 2011, the German defined benefit plan was completely unfunded. We expect to contribute approximately $705,000 to the United Kingdom plan in the fiscal year ending March 31, 2012. This contribution is primarily contractual.

In connection with the Zilog acquisition in February 2010, we assumed the defined benefit plan for the local employees of Zilog’s Philippine subsidiary. As of December 31, 2011, the pension plan was overfunded by approximately $327,000. The overfunding was included under “Other assets” on our unaudited condensed consolidated balance sheets.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Service cost	$21	$18	$63	$52
Interest cost on projected benefit obligation	501	529	1,538	1,542
Expected return on plan assets	(422)	(393)	(1,291)	(1,149)
Recognized actuarial loss	19	47	57	137

Net periodic pension expense	$119	$201	$367	$582

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the nine months ended December 31, 2011, there were 103,888 shares purchased under the Purchase Plan, leaving approximately 301,871 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Income Statement Classifications	2011	2010	2011	2010
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$1,131	$914	$2,713	$2,547

Stock-based compensation effect in income before taxes	1,131	914	2,713	2,547
Provision for income taxes (1)	339	347	814	968

Net stock-based compensation effects in net income	$792	$567	$1,899	$1,579

(1)	Estimated at a statutory income tax rate of 30% in fiscal year 2012 and 38% in fiscal year 2011.

During the nine months ended December 31, 2011, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2011, approximately $7.8 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the nine months ended December 31, 2011 and 2010, were based on estimates at the date of grant as follows:

	Stock Options (1)			Purchase Plan
	Three Months Ended December 31,	Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2011	2010	2011	2010	2011	2010
Weighted average estimated fair value of grant per share	$6.36	$6.43	$4.70	$3.88	$2.51	$3.14	$2.85
Risk-free interest rate (%)	1.1	1.4	1.9	0.1	0.2	0.2	0.3
Expected term in years	6.0	5.8	5.8	0.5	0.5	0.5	0.5
Volatility (%)	56.4	55.7	56.1	59.4	45.1	51.6	49.3
Dividend yield	—	—	—	—	—	—	—

(1)	No stock options were granted during the quarter ended December 31, 2010.

Activity with respect to outstanding stock options for the nine months ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2011	5,199,768	$9.03
Options granted	936,000	$12.38
Options exercised	(393,807)	$7.31	$2,415
Options cancelled	(157,375)	$8.34
Options expired	(51,000)	$12.61

Balance at December 31, 2011	5,533,586	$9.71

Exercisable at December 31, 2011	3,843,836	$9.36
Exercisable at March 31, 2011	3,540,264	$9.35

(1) Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Comprehensive Income

The components of total comprehensive income and related tax effects were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$5,671	$7,306	$26,594	$20,713
Unrealized gain (loss) on available-for-sale investment securities,net of taxes of $8 and $(40) for the three and nine months ended December 31, 2011 and net of taxes of $13 and $(13) for the three and nine months ended December 31, 2010	14	24	(75)	(24)
Adjustment to unrecognized actuarial net loss	—	—	—	58
Foreign currency translation adjustments	(3,938)	(2,030)	(7,251)	(409)

Total comprehensive income	$1,747	$5,300	$19,268	$20,338

The components of accumulated other comprehensive income, net of tax, at the end of each period were as follows (in thousands):

	December 31, 2011	March 31, 2011
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of taxes of $(47) at December 31, 2011 and $(7) at March 31, 2011	$(88)	$(13)
Unrecognized actuarial loss, net of tax of $(1,108)	(2,945)	(2,945)
Accumulated foreign currency translation adjustments	3,470	10,721

Total accumulated other comprehensive income	$437	$7,763

13. Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$5,671	$7,306	$26,594	$20,713

Weighted average shares—basic	31,203	31,096	31,335	31,210

Common equivalent shares from stock options	1,035	975	1,170	667

Weighted average shares—diluted	32,238	32,071	32,505	31,877

Net income per share—basic	$0.18	$0.23	$0.85	$0.66

Net income per share—diluted	$0.18	$0.23	$0.82	$0.65

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and nine months ended December 31, 2011, there were outstanding weighted average options to purchase 1,525,471 and 945,787 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and nine months ended December 31, 2010, there were outstanding weighted average options to purchase 1,663,531 and 2,114,978 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$21,751	$23,521	$77,018	$74,785
Europe and the Middle East
France	1,936	1,972	5,882	5,085
Germany	9,665	10,493	35,969	29,596
United Kingdom	6,809	6,941	23,241	21,169
Other	12,582	12,984	40,365	34,595
Asia Pacific
China	13,328	18,770	48,864	50,829
Japan	1,817	2,683	6,512	9,439
Korea	2,523	2,238	9,472	7,312
Singapore	2,324	3,177	7,909	8,455
Taiwan	1,550	2,546	5,547	7,491
Other	2,910	2,739	8,152	7,888
Rest of the World
India	1,204	2,451	6,458	5,697
Other	1,642	1,212	5,434	4,171

Total	$80,041	$91,727	$280,823	$266,512

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Power semiconductors	$60,101	$63,563	$211,296	$182,074
Integrated circuits	13,653	20,267	48,713	64,742
Systems and RF power semiconductors	6,287	7,897	20,814	19,696

Total	$80,041	$91,727	$280,823	$266,512

For the three and nine months ended December 31, 2011, one distributor accounted for 11.3% and 12.0% of our net revenues, respectively. For the nine months ended December 31, 2011, another distributor accounted for 10.5% of our net revenues. For the three and nine months ended December 31, 2010, one distributor accounted for 12.7% and 12.3% of our net revenues, respectively, and another distributor accounted for 10.9% and 11.7% of our net revenues, respectively.

15. Income Taxes

For the three and nine months ended December 31, 2011, we recorded income tax provisions of $311,000 and $10.8 million, reflecting effective tax rates of 5.2% and 28.8%, respectively. For the three and nine months ended December 31, 2010, we recorded income tax provisions of $2.7 million and $12.3 million, reflecting effective tax rates of 26.6% and 37.3%, respectively. For the three and nine months ended December 31, 2011, the effective tax rates were affected by changes in the estimates of annual income in domestic and foreign jurisdictions, by certain discrete items and by a valuation allowance release. For the three months ended December 31, 2010, the effective tax rate was affected by certain items offset by changes in the estimates of annual income in foreign jurisdictions. For the nine months ended December 31, 2010, the effective tax rate was affected by certain discrete items.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOW. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At December 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2011 and March 31, 2011.

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

In the quarter ended December 31, 2011, our revenues decreased by approximately $19.0 million as compared to the immediately preceding quarter, largely as a result of reduced demand for our products. Power semiconductors declined by $14.6 million, integrated circuits declined by $3.3 million and systems and RF power semiconductors declined by $1.0 million. Comparing the same periods, we experienced declining revenues in all of the major geographical areas and in all of the major market segments, including the consumer, medical, telecommunication and industrial and commercial markets. Gross profit margin fell from 31.8% in the quarter ended September 30, 2011 to 28.9% in the quarter ended December 31, 2011, primarily because of unabsorbed manufacturing costs and a shift in product mix towards lower margin products. In recent periods, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses are expected to continue at about these dollar levels except for selling expense, which is expected to vary with revenues.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 55.8% of our net revenues in the nine months ended December 31, 2011 and 56.0% of our net revenues in the nine months ended December 31, 2010 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received a purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2011 and 2010, approximately $1.5 million and $599,000, respectively, of products were returned to us under the program. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $11.1 million in inventory of our products on hand at December 31, 2011. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2011 (in thousands):

Balance at March 31, 2011	$1,400
Additions	1,676
Deductions	(1,736)

Balance at June 30, 2011	1,340
Additions	1,459
Deductions	(1,606)

Balance at September 30, 2011	1,193
Additions	1,497
Deductions	(1,547)

Balance at December 31, 2011	$1,143

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2011	$29,436
Utilization or sale	(434)
Scrap	(214)
Additional accrual	735
Foreign currency translation adjustments	134

Balance at June 30, 2011	29,657
Utilization or sale	(868)
Scrap	(648)
Additional accrual	878
Foreign currency translation adjustments	(453)

Balance at September 30, 2011	28,566
Utilization or sale	(483)
Scrap	(894)
Additional accrual	995
Foreign currency translation adjustments	(337)

Balance at December 31, 2011	$27,847

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2011, our lower of cost or market reserve was $602,000.

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

Results of Operations — Three and Nine Months Ended December 31, 2011 and 2010

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Net revenues	$80,041	(12.7%)	$91,727	$280,823	5.4%	$266,512
Cost of goods sold	56,889	(9.2%)	62,647	191,158	8.5%	176,131

Gross profit	$23,152	(20.4%)	$29,080	$89,665	(0.8%)	$90,381

Operating expenses:
Research, development and engineering	$6,368	(4.7%)	$6,684	$19,805	(2.4%)	$20,293
Selling, general and administrative	10,827	2.2%	10,595	32,142	2.1%	31,471
Amortization of acquisition-related intangible assets	640	(60.7%)	1,630	1,885	(65.6%)	5,476
Restructuring charges	—	(100.0%)	515	—	(100.0%)	566

Total operating expenses	$17,835	(8.2%)	$19,424	$53,832	(6.9%)	$57,806

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	$00,000	$00,000	$00,000	$00,000
	% of Net Revenues Three Months Ended December 31,		% of Net Revenues Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1%	68.3%	68.1%	66.1%

Gross profit	28.9%	31.7%	31.9%	33.9%

Operating expenses:
Research, development and engineering	8.0%	7.3%	7.1%	7.6%
Selling, general and administrative	13.5%	11.6%	11.4%	11.8%
Amortization of acquisition- related intangible assets	0.8%	1.8%	0.6%	2.1%
Restructuring charges	—	0.5%	—	0.2%

Total operating expenses	22.3%	21.2%	19.1%	21.7%

Operating income	6.6%	10.5%	12.8%	12.2%
Other income (expense), net	0.9%	0.4%	0.5%	0.2%

Income before income tax	7.5%	10.9%	13.3%	12.4%
Provision for income tax	(0.4%)	(2.9%)	(3.8%)	(4.6%)

Net income	7.1%	8.0%	9.5%	7.8%

Net Revenues.

The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Power semiconductors	$60,101	(5.4%)	$63,563	$211,296	16.0%	$182,074
Integrated circuits	13,653	(32.6%)	20,267	48,713	(24.8%)	64,742
Systems and RF power semiconductors	6,287	(20.4%)	7,897	20,814	5.7%	19,696

Total	$80,041	(12.7%)	$91,727	$280,823	5.4%	$266,512

(1)	Includes $1.1 million and $1.0 million of intellectual property revenues in integrated circuits during the quarters ended December 31, 2011 and 2010, respectively. Includes $2.0 million of intellectual property revenues in power semiconductors and $2.8 million of intellectual property revenues in integrated circuits during the nine months ended December 31, 2011 and $2.5 million of intellectual property revenues in integrated circuits during the nine months ended December 31, 2010.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	% change	2010	2011	% change	2010
Power semiconductors	$2.12	15.8%	$1.83	$2.12	14.6%	$1.85
Integrated circuits	$0.94	2.2%	$0.92	$0.91	2.2%	$0.89
Systems and RF power semiconductors	$19.71	(35.6%)	$30.61	$27.79	2.0%	$27.24

Units	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	% change	2010	2011	% change	2010
	(000)		(000)	(000)		(000)
Power semiconductors	28,305	(18.4%)	34,679	98,944	0.3%	98,661
Integrated circuits	13,393	(36.2%)	21,003	50,350	(27.8%)	69,693
Systems and RF power semiconductors	319	23.6%	258	749	3.6%	723

Total	42,017	(24.9%)	55,940	150,043	(11.3%)	169,077

The 12.7% decrease in net revenues in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 reflected a decrease of $3.5 million, or 5.4%, in the sale of power semiconductors, a decrease of $6.6 million, or 32.6%, in the sale of ICs and a decrease of $1.6 million, or 20.4%, in the sale of systems and RF power semiconductors. The decrease in power semiconductors included a $5.0 million decrease in the sale of MOS products, principally to the medical market and the industrial and commercial market, offset by a $1.7 million increase in the sale of bipolar products, primarily to the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by a $4.2 million decrease in the sale of microcontrollers and a $1.6 million decrease in the sale of display driver ICs. The revenues from the sale of systems and RF power semiconductors decreased primarily due to reduced sales of subassemblies to the industrial and commercial market.

The 5.4% increase in net revenues in the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 reflected an increase of $29.2 million, or 16.0%, in the sale of power semiconductors, a decrease of $16.0 million, or 24.8%, in the sale of ICs and an increase of $1.1 million, or 5.7%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $22.0 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $5.5 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by a decrease of $7.7 million in the sale of microcontroller products and a decrease of $6.0 million in the sale of display driver ICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $744,000 increase in the sale of subassemblies to the industrial and commercial market. Intellectual property revenues, consisting of sales, licensing fees and royalties, increased from $2.5 million in the nine months ended December 31, 2010 to $4.8 million in the nine months ended December 31, 2011. Nonrecurring intellectual property sales and licensing fees were $2.0 million in the nine months ended December 31, 2011. In the comparable period of the prior year, there were none.

For the three and nine months ended December 31, 2011 as compared to the comparable periods of the previous fiscal year, where the ASPs of ICs were largely unchanged, the increases in the ASPs of power semiconductor was principally caused by price increases on existing products. For the three month ended December 31, 2011 as compared to the same period of the prior year, the ASP of systems and RF power semiconductors decreased with the reduced sales of subassemblies. For the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, the ASP of system and RF power semiconductors remained relatively flat.

For the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, while the unit decline in the power semiconductor product group was broad based, the unit decline in ICs was principally caused by reduced shipments of display driver ICs to the consumer products market and by reduced shipments of microcontroller products. For systems and RF power semiconductors, the unit growth was principally caused by increased shipments of RF power semiconductors.

For the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, the unit shipments of the power semiconductor product group were relatively unchanged. The decline in ICs was principally caused by reduced shipments of display driver ICs to the consumer products market and by reduced shipments of microcontroller products. For systems and RF power semiconductors, the unit growth was principally caused by increased shipments of RF power semiconductors.

For the quarter ended December 31, 2011, sales to customers in the United States represented approximately 27.2% of our net revenues and sales to international customers represented approximately 72.8% of our net revenues. Of our international sales, approximately 53.2% were derived from sales in Europe and the Middle East, approximately 42.0% were derived from sales in the Asia Pacific region and approximately 4.8% were derived from sales in the rest of the world. By comparison, for the quarter ended December 31, 2010, sales to customers in the United States represented approximately 25.6% of our net revenues and sales to international customers represented approximately 74.4% of our net revenues. Of our international sales, approximately 47.5% were derived from sales in Europe and the Middle East, approximately 47.1% were derived from sales in the Asia Pacific region and approximately 5.4% were derived from sales in the rest of the world.

For the nine months ended December 31, 2011, sales to customers in the United States represented approximately 27.4% of our net revenues and sales to international customers represented approximately 72.6% of our net revenues. Of our international sales, approximately 51.7% were derived from sales in Europe and the Middle East, approximately 42.4% were derived from sales in the Asia Pacific region and approximately 5.9% were derived from sales in the rest of the world. By comparison, for the nine months ended December 31, 2010, sales to customers in the United States represented approximately 28.1% of our net revenues and sales to international customers represented approximately 71.9% of our net revenues. Of our international sales, approximately 47.2% were derived from sales in Europe and the Middle East, approximately 47.7% were derived from sales in the Asia Pacific region and approximately 5.1% were derived from sales in the rest of the world.

For the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, we experienced declining revenues across all the major European countries, in the U.S. and in China. The decline in the European countries was primarily due to declining revenues from the industrial and commercial market and the consumer products market. The decline in the U.S. was primarily due to declining revenues from the industrial and commercial market. In Asia, most of the decline was in China and in China the decline was broad based. For the nine months ended December 31, 2011 as compared to the same period of the prior year, our sales increased across all the major European countries and in the U.S., offset by declining revenues in Asia, primarily in the consumer products market.

For the three and nine month ended December 31, 2011, one distributor accounted for 11.3% and 12.0% of our net revenues, respectively. For the nine months ended December 31, 2011, another distributor accounted for 10.5% of our net revenues. For the three and nine months ended December 31, 2010, one distributor accounted for 12.7% and 12.3% of our net revenues, respectively, and another distributor accounted for 10.9% and 11.7% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit margin decreased to 28.9% in the three months ended December 31, 2011 from 31.7% in the three months ended December 31, 2010. Gross profit margin decreased to 31.9% in the nine months ended December 31, 2011 from 33.9% in the nine months ended December 31, 2010. For both periods in fiscal 2012, the lower gross profit margins, when compared to the prior year periods, were primarily caused by a decline in the utilization or sale of previously written-down inventory. In fiscal 2011, the utilization or sale of previously written-down inventory was significantly higher than historical levels, as a consequence of a recovering business climate during the fiscal year following a year with significant inventory write-downs. For the nine months ended December 31, 2011, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2011 were 8.0% and 7.1%, respectively, as compared to 7.3% and 7.6% for the three and nine months ended December 31, 2010. The variations in the percentages primarily related to changes in net revenues. Expressed in dollars, for the three and nine months ended December 31, 2011 as compared to the same periods of the prior year, our R&D expenses decreased due to lowered personnel expenses that were related to a reduced headcount.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2011 were 13.5% and 11.4% as compared to 11.6% and 11.8% for the three and nine months ended December 31, 2010. The variations in the percentages primarily related to the changes in net revenues. Expressed in dollars, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, our SG&A expenses increased primarily due to an increase in bad debt expense and to relocation expenses, offset by decreased sales commissions as a consequence of lower revenues. For the nine months ended December 31, 2011 as compared to the same period in the prior year, our SG&A expenses increased primarily due to an increase in selling expenses corresponding to increased revenues, offset by a reduction in marketing expenses.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For the three and nine months ended December 31, 2011, we recorded amortization expenses on acquisition-related intangible assets of $640,000 and $1.9 million, respectively. For the three and nine months ended December 31, 2010, we recorded amortization expenses on acquisition-related intangible assets of $1.6 million and $5.5 million, respectively. The Leadis intangible assets were written off during fiscal 2011, resulting in reduced amortization expenses in the three and nine months ended December 31, 2011 as compared to the comparable periods in the prior year.

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

As a consequence of these restructuring actions, we incurred restructuring charges of $515,000 and $566,000, respectively, during the three and nine months ended December 31, 2010. During the three and nine months ended December 31, 2011, no restructuring charges occurred. The restructuring accrual as of December 31, 2011 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. See Note 9, “Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income (Expense), net.

In the quarter ended December 31, 2011, other income, net was $862,000 as compared to other income, net of $625,000 in the quarter ended December 31, 2010. The other income, net in the three months ended December 31, 2011 principally consisted of $751,000 in gains associated with changes in exchange rates for foreign currency transactions. The other income, net in the three months ended December 31, 2010 consisted principally of $572,000 in gains associated with changes in exchange rates for foreign currency transactions.

For the nine months ended December 31, 2011, other income, net was $2.1 million, as compared to other income, net of $1.4 million in the nine months ended December 31, 2010. For the nine months ended December 31, 2011, other income, net consisted principally of $1.7 million in gains associated with changes in exchange rates for foreign currency transactions. For the nine months ended December 31, 2010, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $1.3 million.

Provision for Income Tax.

For the three and nine months ended December 31, 2011, we recorded income tax provisions of $311,000 and $10.8 million, reflecting effective tax rates of 5.2% and 28.8%, respectively. For the three and nine months ended December 31, 2010, we recorded income tax provisions of $2.7 million and $12.3 million, reflecting effective tax rates of 26.6% and 37.3%, respectively. For the three and nine months ended December 31, 2011, the effective tax rates were affected by changes in the estimates of annual income in domestic and foreign jurisdictions, by certain discrete items and by a valuation allowance release. For the three months ended December 31, 2010, the effective tax rate was affected by certain items offset by changes in the estimates of annual income in foreign jurisdictions. For the nine months ended December 31, 2010, the effective tax rate was affected by certain discrete items.

Liquidity and Capital Resources

At December 31, 2011, cash and cash equivalents were $92.6 million as compared to $75.4 million at March 31, 2011.

Our cash provided by operating activities for the nine months ended December 31, 2011 was $38.1 million, an increase of $17.8 million as compared to the $20.3 million of cash provided in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $8.5 million in net income and adjustments to reconcile net income to net cash and an increase of $9.3 million in net changes in operating assets and liabilities.

The increase in net income and adjustments to reconcile net income to net cash provided by operating activities was driven by the increase in net revenues and a $5.1 million shift in the net change in inventory provision. The changes in operating assets and liabilities for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 were primarily caused by the following: accounts receivables decreased because of reduced revenues in the December 2011 quarter and improved collections; accounts payable increased because of purchases of inventories; inventories increased because of an increase in raw materials purchased and changing customer demand; and accrued expenses and other liabilities decreased because of a reduced income tax accrual.

Our net cash used in investing activities for the nine months ended December 31, 2011 was $10.9 million, as compared to net cash used in investing activities of $6.7 million during the nine months ended December 31, 2010. In each period, our principal use of cash was to purchase property and equipment.

For the nine months ended December 31, 2011, net cash used in financing activities was $8.0 million, as compared to net cash used in financing activities of $5.3 million in the nine months ended December 31, 2010. During the nine months ended December 31, 2011, we used $7.6 million for the purchase of treasury stock and $3.5 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.7 million. During the nine months ended December 31, 2010, we used $4.0 million for the purchase of treasury stock and $3.4 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.1 million.

At December 31, 2011, capital lease obligations and loans payable totalled $31.9 million. These items represented 34.4% of our cash and cash equivalents and 12.9% of our stockholders’ equity.

We are obligated on a €5.7 million, or $7.3 million, loan. The loan has a remaining term of about 9 years, ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $216,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At December 31, 2011, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2011, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2011, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the United Kingdom and German plans at December 31, 2011 was $13.0 million. The Philippines plan is overfunded and the overfunding of $327,000 is included under “Other assets” on our unaudited condensed consolidated balance sheet.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at December 31, 2011. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

For the nine months ended December 31, 2011, our net revenues by region were approximately 27.4% in the United States, approximately 37.5% in Europe and the Middle East, approximately 30.8% in the Asia Pacific region and approximately 4.3% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Of our net revenues for the nine months ended December 31, 2011, 36.3% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, four of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

Approximately 10.2% of our net revenues for the nine months ended December 31, 2011 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 10.2% of our net revenues for the nine months ended December 31, 2011 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 26, 2012, approximately 21.5% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 — October 31, 2011	—	(2)	—	421,221
November 1, 2011 — November 30, 2011	50,000	$10.75	50,000	371,221
December 1, 2011 — December 31, 2011	—	(2)	—	371,221

Total	50,000	$10.75	50,000

(1)	On February 4, 2011, we announced that our Board of Directors had authorized a program to repurchase up to 1,000,000 shares of our common stock.
(2)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM  6. EXHIBITS

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

	By:	/s/ Uzi Sasson
Date: February 3, 2012		Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.