Form 10-K
period 2012-03-31
IXYS CORP /DE/
filed 2012-06-08
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2011, was approximately $267,063,363. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 25, 2012 was 31,323,538.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2012, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2012, or fiscal 2012, power semiconductors constituted approximately 75.5% of our revenues, which included 26.1% of revenues from power MOS transistors and 49.4% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in telecommunications, display, power management, security systems and appliances. In fiscal 2012, ICs constituted approximately 17.3% of our revenues.

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

Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices. We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2012, system and RF semiconductors constituted approximately 7.2% of our revenues.

We design our power semiconductor, IC and systems and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2012, our products were used by over 2,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric and Siemens.

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2012, power semiconductors constituted approximately 75.5% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 49.4% of revenues from bipolar products. In fiscal year ended March 31, 2011, or fiscal 2011, power semiconductors constituted approximately 69.6% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 43.5% of revenues from bipolar products. In fiscal year ended March 31, 2010, or fiscal 2010, power semiconductors constituted approximately 72.2% of our revenues, which included about 28.0% of revenues from power MOS transistors and about 44.2% of revenues from bipolar products.

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include mixed-signal application specific ICs, as designed for specific customers and as standard products, power management and control ICs and microcontrollers. ICs accounted for 17.3% of our revenues in fiscal 2012, 22.9% of our revenues in fiscal 2011 and 19.9% of our revenues in fiscal 2010.

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

Microcontroller devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances and security systems. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Although 4-bit microcontrollers are relatively inexpensive, they generally lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. While traditional 16-bit and

32-bit architectures are typically higher performance, they can be too expensive for many high volume embedded control applications. Our microcontroller product lines are focused on 8-bit microcontrollers. Manufacturers will choose the appropriate microcontrollers based on cost, performance and functionality requirements. Microcontrollers are used broadly in over 100 different market categories for specific and general purpose applications.

RF Power Semiconductors

Our RF power devices switch electricity at the high rates necessary to enable the amplification or reception of radio frequencies. Our products include field-effect transistors, or FETs, pseudomorphic-high-electron-mobility transistors, or PHEMTs, and Gunn diodes. These products are principally gallium arsenide devices, which remain efficient at the high heat and energy levels inherent in RF applications.

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

Products and Applications

Our power semiconductors are used primarily to control electricity in power conversion systems, motor drives and medical electronics. Our ICs are used to interface with telecommunication lines, control power semiconductors and drive medical equipment and displays, as well as offer our customers the ability to integrate peripheral functions such as network connectivity, timers, serial communication, analog-to-digital conversion and display drivers on our micrologic devices. Our RF power semiconductors enable the amplification and reception of radio frequencies in telecommunication, industrial, defense and space applications. The following table summarizes the primary categories of uses for our products, some products used within the categories and some of the applications served within the categories:

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

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2012, we employed 70 people in sales, marketing and customer support and used 35 sales representative organizations and 14 distributors in the Americas and 133 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 56.3% of net revenues in fiscal 2012, 55.3% of net revenues in fiscal 2011 and 51.4% of net revenues in fiscal 2010. One distributor, Allied Group (Hong Kong), accounted for 11.3%, 11.8% and 10.9% of net revenues in fiscal 2012, 2011 and 2010, respectively. Another distributor, Future Electronics, accounted for 11.1% and 11.9% of net revenues in fiscal 2012 and 2011, respectively.

In fiscal 2012, United States sales represented approximately 28.0%, and international sales represented approximately 72.0%, of our net revenues. Of our international sales in fiscal 2012, approximately 52.3% were derived from sales in Europe and the Middle East, approximately 42.0% were derived from sales in Asia and approximately 5.7% were derived from sales in Canada and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $27.9 million in fiscal 2012, $27.5 million in fiscal 2011 and $20.1 million in fiscal 2010. As of March 31, 2012, we employed 144 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for medical applications;

•	increasing the operating range of our MOS and bipolar products;

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers;

•	developing higher power IGBT and thyristor modules;

•	developing power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing-high current MOSFETs and IGBTs for power supplies, UPS, generators, automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for electric trains, solar inverters and wind power generators;

•	developing stacks for renewable energy markets;

•	developing ICs for telecommunications and flexible displays;

•	developing solar-powered battery charging devices, products and circuits; and

•	developing 8 and 16-bit embedded flash-based microcontrollers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2012, we held 371 issued patents, of which 286 were issued in the U.S. and 85 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

We have four facilities which perform fabrication. We own an approximately 170,000 square-foot facility in Lampertheim, Germany, where we fabricate bipolar products, and an approximately 83,000 square-foot facility in Beverly, Massachusetts, capable of manufacturing HVICs. We also lease an approximately 30,000 square-foot facility in Fremont, California, where we manufacture gallium arsenide RF power semiconductors, and an approximately 100,000 square-foot facility in Chippenham, England, where we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to more quickly bring products to the market, retain certain proprietary aspects of our process technology and develop new innovations.

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

Measured in dollars, we relied on external foundries for approximately 35.6% of our wafer fabrication requirements in fiscal 2012. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. Our principal external foundry for power semiconductors is Samsung Electronics’ facility located in Kiheung, South Korea. Our relationship with Samsung Electronics extends for more than two decades. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 57.4% of our products were, during fiscal 2012, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2012, our backlog of orders was approximately $123.7 million, as compared to $178.7 million at March 31, 2011. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2012.

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

Employees

At March 31, 2012, we employed 1,173 employees, of whom 144 were primarily engaged in engineering and research and development activities, 70 in marketing, sales and customer support, 877 in manufacturing and 82 in administration and finance. Of these employees, 206 hold engineering or science degrees, including 23 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Annual Report on Form 10-K, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis. Changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. If product demand decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. Factory planning decisions may also shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

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

For the fiscal year ended March 31, 2012, our net revenues by region were approximately 28.0% in the United States, approximately 37.7% in Europe and the Middle East, approximately 30.2% in the Asia Pacific region and approximately 4.1% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Conversely, actions in emerging markets, such as China, to limit inflation or to address asset or other “bubbles” could also adversely affect gross domestic products or the growth thereof, and result in reduced product orders or increased bad debt expense for us.

In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws regarding the manufacture and sale of our products in the U.S. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in these foreign countries.

Uncertain global macroeconomic conditions could adversely affect our results of operations and financial condition.

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Approximately 36.9% of our total consolidated net sales for the fiscal year ended March 31, 2012 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in the European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

We have in the past made, and may in the future make, acquisitions of other companies and technologies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	failure to successfully integrate the operations of an acquired company with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including in-process R&D charges and amortization expenses related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

We cannot assure that we will be able to successfully acquire other businesses or product lines or integrate them into our operations without substantial expense, delay in implementation or other operational or financial problems.

As a result of an acquisition, our financial results may differ from the investment community’s expectations in a given quarter. Further, if one or more of the foregoing risks materialize or market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows or stock price could be negatively impacted.

We depend on external foundries to manufacture many of our products.

Of our net revenues for our fiscal year ended March 31, 2012, 35.6% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, four of which produce the wafers for power semiconductors that we purchase from external foundries. Samsung Electronics’ facility in Kiheung, South Korea is our principal external foundry.

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

Semiconductors for inclusion in consumer products have shorter product life cycles.

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

The semiconductor industry has been characterized by periodic limitations on production capacity. These limitations may result in longer lead times for product delivery than desired by many of our customers. If we are unable to increase our production capacity to meet future demand, some of our customers may seek other sources of supply, our future growth may be limited or our results of operations may be adversely affected.

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

Approximately 10.3% of our net revenues for the fiscal year ended March 31, 2012 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2012, we recorded a goodwill impairment charge of $6.4 million, based on our estimates of the future operating results and discounted cash flows of the Zilog reporting unit.

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. The provision for income taxes can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions, or interpretation of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the authoritative guidance issued by Financial Accounting Standards Board, or FASB, in connection with accounting for income taxes. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, goodwill or cash flows in the period or periods for which such determination is made.

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

We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate; disagreements or disputes between national or regional regulatory agencies; and the interpretation and application of laws, rules and regulations. If we are found by a court or regulatory agency not to be in compliance with applicable laws, rules or regulations, our business, financial condition and results of operations could be materially and adversely affected.

In addition, approximately 10.3% of our net revenues for the fiscal year ended March 31, 2012 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, flood and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. For example, the March 2011 earthquake in Japan adversely affected the operations of some of our Japanese suppliers, which limited the availability of certain production inputs to us for a period of time. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 25, 2012, approximately 21.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use
Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2014	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	Research and development, manufacturing, sales and distribution
Manila, Philippines	34,000	August 2016	Product testing and global support
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution
Santa Clara, California	21,000	(1)	Manufacturing

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2013 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Item 4. Mine	Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2012.

Name	Age	Position(s)
Nathan Zommer	64	Chairman of the Board and Chief Executive Officer
Uzi Sasson	49	President, Chief Financial Officer and Secretary

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2012
High	$15.98	$15.58	$14.51	$14.07
Low	$11.93	$10.56	$10.01	$10.68
Fiscal Year Ended March 31, 2011
High	$9.88	$9.74	$12.38	$13.85
Low	$7.82	$8.00	$9.20	$10.76

The number of record holders of our common stock as of May 25, 2012 was 371. We do not have any current plans to pay cash dividends.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2007 through March 31, 2012 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6. Selected	Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2012, 2011 and 2010, and the balance sheet data as of March 31, 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2009 and 2008 and the balance sheet data as of March 31, 2010, 2009 and 2008 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2012	2011	2010(1)	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$368,004	$363,273	$243,224	$273,552	$304,456
Cost of goods sold	248,384	241,175	179,791	207,594	217,332

Gross profit	119,620	122,098	63,433	65,958	87,124

Operating expenses:
Research, development and engineering	27,930	27,527	20,112	19,931	21,124
Selling, general and administrative	43,356	42,881	36,163	37,962	42,093
Amortization of acquisition-related intangible assets	2,524	6,937	1,839	1,651	—
Restructuring charges	—	759	1,614	—	—
Impairment charges	6,448	702	—	6,440	—
Litigation provision	—	—	—	—	(12,957)

Total operating expenses	80,258	78,806	59,728	65,984	50,260

Operating income (loss)	39,362	43,292	3,705	(26)	36,864
Other income (expense):
Interest income (expense), net	(762)	(1,228)	(1,230)	(666)	277
Other income (expense)	1,941	836	(141)	4,256	(3,162)

Income before income tax provision	40,541	42,900	2,334	3,564	33,979
Provision for income tax	(10,235)	(6,253)	(3,011)	(6,913)	(10,690)

Net income (loss)	$30,306	$36,647	$(677)	$(3,349)	$23,289

Net income (loss) per share — basic	$0.97	$1.17	$(0.02)	$(0.11)	$0.73

Net income (loss) per share — diluted	$0.93	$1.14	$(0.02)	$(0.11)	$0.71

Cash dividends per share	$—	$—	$—	$0.10	$—

Weighted average shares used in per share calculations
Basic	31,344	31,235	31,005	31,087	31,906

Diluted	32,496	32,008	31,005	31,087	33,031

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

	As of March 31,
	2012	2011	2010(1)	2009	2008
	(In thousands)
Selected operating data:
Gross profit margin	32.5%	33.6%	26.1%	24.1%	28.6%
Depreciation and amortization	$13,467	$18,059	$13,386	$14,547	$12,868
Balance sheet data:
Cash and cash equivalents	$98,604	$75,406	$60,524	$55,441	$56,614
Working capital	208,138	181,963	135,280	150,917	162,392
Total assets	343,910	325,189	285,939	252,832	293,830
Total long term obligations	48,784	51,918	48,122	40,037	47,980
Total stockholders’ equity	254,107	229,229	183,135	178,492	200,229
Cash flow data:
Cash provided by operating activities	$44,446	$33,867	$29,166	$21,580	$27,955
Cash used in investing activities	(12,375)	(8,941)	(36,256)	(5,874)	(10,737)
Cash (used in) provided by financing activities	(7,707)	(11,401)	11,775	(12,750)	(18,579)

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed-signal application specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors. Our microcontrollers provide application specific, embedded system-on-chip, or SoC, solutions for the industrial and consumer markets.

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

Our fiscal 2012 revenues increased by 1.3% over fiscal 2011. Compared to fiscal 2011, our fiscal 2012 revenues in Europe and the Middle East increased, in large part because of growth in the industrial and commercial markets; our revenues in Asia declined as a result of a decrease in revenues from the consumer products market; and our revenues in the United States increased slightly. Fiscal 2012 was composed of record revenues of $200.8 million during the first half of the year and reduced revenues of $167.2 million during the second half. The fourth quarter of the fiscal year demonstrated increased revenues from the third quarter, but conditions remain challenging, in part because of difficult sales environments in China and in Europe. Applying the same comparison, our fiscal 2011 reflected an unusually high proportion of the sale or utilization of fully or partially reserved inventory, which had margins approaching 100%. This was partially offset by a shift in product mix towards higher margin products in fiscal 2012. Distribution revenues increased during fiscal 2012, as revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications, while our revenues from semiconductors for the consumer products market declined. Expressed as a percentage of net revenues, both our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, remained unchanged during the past two years. In future periods, our R&D expenses are expected to increase slightly as a percentage of net revenues, while our SG&A expenses are expected to continue at a percentage of net revenues similar to recent historical experience.

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

Revenue recognition.    We sell to distributors and original equipment manufacturers. Approximately 56.3% of our revenues in fiscal 2012, 55.3% of our revenues in fiscal 2011 and 51.4% of our revenues in fiscal 2010 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from our company, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to their end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities”.

We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under “Accrued expenses and other liabilities”. Shipping and handling costs are included in cost of sales.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2012, 2011 and 2010, approximately $2.1 million, $916,000 and $1.2 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit.    Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors had approximately $10.6 million and $13.5 million in inventory of our products on hand at March 31, 2012 and 2011, respectively. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2012 (in thousands):

Balance March 31, 2009	$414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	$1,101

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2009	$34,697
Utilization or sale	(5,846)
Scrap	(1,867)
Additional accrual	7,851
Foreign currency translation adjustments	739

Balance at March 31, 2010	35,574
Utilization or sale	(9,618)
Scrap	(2,230)
Additional accrual	5,288
Foreign currency translation adjustments	422

Balance at March 31, 2011	29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	$28,138

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2012 and 2011, our lower of cost or market reserve was $630,000 and $821,000, respectively.

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

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. There are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. During our annual impairment analysis in the fourth quarter of fiscal 2012, we concluded that the goodwill associated with the acquisition of the Zilog businesses were completely impaired. As a result, we recorded an impairment charge of $6.4 million to write off all the outstanding goodwill associated with the Zilog reporting unit. See Note 7, “Goodwill and Intangible Assets” for a further discussion of the impairment analysis of goodwill and the related charges recorded.

We perform the impairment test on finite-lived intangible assets by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2012	% Change	2011	% Change	2010
	(000)		(000)		(000)
Net revenues	$368,004	1.3	$363,273	49.4	$243,224
Cost of goods sold	248,384	3.0	241,175	34.1	179,791

Gross profit	$119,620	(2.0)	$122,098	92.5	$63,433

Operating expenses:
Research, development and engineering	$27,930	1.5	$27,527	36.9	$20,112
Selling, general and administrative	43,356	1.1	42,881	18.6	36,163
Amortization of acquisition-related intangible assets	2,524	(63.6)	6,937	277.2	1,839
Restructuring charges	—	(100.0)	759	(53.0)	1,614
Impairment charges	6,448	818.5	702	nm	—

Total operating expenses	$80,258	1.8	$78,806	31.9	$59,728

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2012 % of Net Revenues	2011 % of Net Revenues	2010 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	67.5	66.4	73.9

Gross profit	32.5	33.6	26.1

Operating expenses:
Research, development and engineering	7.6	7.6	8.3
Selling, general and administrative	11.8	11.8	14.9
Amortization of acquisition-related intangible assets	0.6	1.9	0.7
Restructuring charges	—	0.2	0.7
Impairment charges	1.8	0.2	—

Total operating expenses	21.8	21.7	24.6

Operating income	10.7	11.9	1.5
Other income (expense), net	0.3	(0.1)	(0.5)

Income before income tax provision	11.0	11.8	1.0
Provision for income tax	(2.8)	(1.7)	(1.2)

Net income (loss)	8.2	10.1	(0.2)

The following table sets forth the revenues for each of our product groups for fiscal 2012, 2011 and 2010:

Revenues(1)

	Year Ended March 31,
	2012	% Change	2011	% Change	2010
	(000)		(000)		(000)
Power semiconductors	$277,718	9.8	$252,892	43.9	$175,699
ICs	63,597	(23.6)	83,225	72.1	48,372
Systems and RF power semiconductors	26,689	(1.7)	27,156	41.8	19,153

Total	$368,004	1.3	$363,273	49.4	$243,224

(1)	Includes $2.0 million of intellectual property revenues in power semiconductors and $3.6 million of intellectual property revenues in integrated circuits for fiscal 2012 and $3.4 million of intellectual property revenues in integrated circuits for fiscal 2011.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2012, 2011 and 2010:

Average Selling Prices

	Year Ended March 31,
	2012	% Change	2011	% Change	2010
Power semiconductors	$2.16	13.1	$1.91	(17.0)	$2.30
ICs	$0.88	(3.3)	$0.91	24.7	$0.73
Systems and RF power semiconductors	$26.90	4.3	$25.79	18.2	$21.81

Units

	Year Ended March 31,
	2012	% Change	2011	% Change	2010
	(000)		(000)		(000)
Power semiconductors	127,858	(3.2)	132,148	72.6	76,557
ICs	68,050	(22.5)	87,790	36.5	64,292
Systems and RF power semiconductors	992	(5.8)	1,053	19.9	878

Total	196,900	(10.9)	220,991	55.9	141,727

The following tables set forth the net revenue by geographic region for fiscal 2012, 2011 and 2010:

	Year Ended March 31,
	2012		2011		2010
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)		(000)
Europe and Middle East	$138,561	37.7	$126,834	34.9	$80,984	33.3
Asia Pacific	111,137	30.2	119,997	33.0	79,392	32.6
Rest of world	15,184	4.1	14,252	4.0	10,485	4.3

International revenues	264,882	72.0	261,083	71.9	170,861	70.2
USA	103,122	28.0	102,190	28.1	72,362	29.8

Total	$368,004	100.0	$363,273	100.0	$243,223	100.0

Comparison of Fiscal 2011 Revenues to Fiscal 2012 Revenues.

The 1.3% increase in net revenues from fiscal 2011 to fiscal 2012 reflected a $24.8 million, or 9.8%, increase in the sale of power semiconductor, offset by a $19.6 million, or 23.6% decrease in the sale of ICs and a $467,000, or 1.7% decrease of in the sales of systems and RF power semiconductors.

The increase in power semiconductors was driven by a $22.7 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $1.1 million increase in sale of MOS products, principally to the medical market and the industrial and commercial market. The decrease in revenues from ICs was principally caused by a $10.9 million decrease in the sale of microcontrollers, a $6.2 million decrease in the sale of display driver ICs and a $1.1 million decrease in the sale of customer premise equipment, or CPEs, to the telecom market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to reduced sales of subassemblies to the industrial and commercial market, and a decrease in the sale of systems.

The increase in the ASPs of power semiconductors in fiscal 2012 as compared to fiscal 2011 was primarily caused by price increases on existing products. The decrease in ASPs of ICs was largely due to an increase in shipments of lower priced ASICs to the consumer products market. The increase in the ASPs of systems and RF power semiconductors was principally due to the increased sales price on subassemblies.

In fiscal 2012 as compared to fiscal 2011, the decline in shipments of power semiconductors was primarily due to reduced shipments of MOS products, principally to the industrial and commercial market. The unit decline in ICs was primarily caused by reduced shipments of display driver ICs to the consumer products market and by reduced shipments of microcontroller products. In systems and RF power semiconductors, the unit decline was principally caused by reduced shipments of subassemblies.

From fiscal 2011 to fiscal 2012, our sales increased in all major European countries and in the U.S., offset by declining revenues in Asia, primarily in the consumer products market.

In fiscal 2012, two distributors accounted for 11.3% and 11.1% of our net revenues, respectively. In fiscal 2011, two distributors accounted for 11.9% and 11.8% of our net revenues.

Comparison of Fiscal 2010 Revenues to Fiscal 2011 Revenues.

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

The increase in power semiconductors included a $48.2 million increase in the sale of bipolar products, primarily to the industrial and commercial market, and a $26.8 million increase in the sale of MOS products, principally to the consumer products market and the industrial and commercial market. The increase in revenues from the sale of ICs was primarily driven by the acquisition of Zilog and a $4.5 million increase in the sale of SSRs to the telecom market, offset by a decrease of $4.3 million in the sale of the display driver ICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $6.7 million increase in the sale of subassemblies to the industrial and commercial market.

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

From fiscal 2010 to fiscal 2011, we experienced sales growth in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area. Our sales to the telecom market, the consumer products market and the industrial and commercial market increased significantly, whereas our sales to the medical market increased modestly.

In fiscal 2011, two distributors accounted for 11.9% and 11.8% of our net revenues. In fiscal 2010, one distributor accounted for 10.9% of our net revenues.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2011 to fiscal 2012, gross profit decreased by $2.5 million and the gross profit margin decreased from 33.6% to 32.5%. The decreases in both the gross profit dollars and the gross profit margin were primarily due to a decline in the utilization or sale of previously written-down inventory, offset by changes in product mix toward higher margin products. In fiscal 2012, we added $1.4 million to our reserve for excess inventory; whereas in fiscal 2011, we released $4.3 million of our excess inventory reserve as a result of the utilization or sale of fully or partially reserved inventory, which was significantly higher than historical levels as a consequence of a recovering business climate during the fiscal year following a year with significant inventory write-downs. In fiscal 2012, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%. During the same fiscal year, due to the completion of insolvency proceedings and a liquidation of a former foreign vendor, we wrote off $700,000 in accounts payable, which positively affected our gross profit margin.

From fiscal 2010 to fiscal 2011, gross profit increased by $58.7 million, whereas the gross profit margin increased from 26.1% to 33.6%. The $120.0 million, or 49.4%, increase in net revenues in fiscal 2011 resulted in higher gross profit as compared to fiscal 2010. The increase in gross profit margin during fiscal 2011 was primarily due to higher production resulting in improved utilization of facilities, the sale of fully or partially reserved inventory and a shift in product mix towards higher margin products. In fiscal 2011, we released $4.3 million of our excess inventory reserve as a result of the sale of fully or partially reserved inventory; whereas in fiscal 2010, we added $2.0 million to our reserve for excess inventory.

In each of the last three years, our gross profit and gross profit margin were positively affected by the utilization and sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design, process improvement and development. From fiscal 2011 to fiscal 2012, R&D expenses increased slightly by $403,000 and remained at 7.6% as a percentage of net revenues. The increase in R&D expenses was primarily due to an increase in process improvement expenses. From fiscal 2010 to fiscal 2011, R&D expenses increased by $7.4 million and decreased from 8.3% to 7.6% as a percentage of net revenues. The increase in R&D spending in dollars was principally caused by the acquisition of Zilog in the last quarter of fiscal year 2010, which resulted in increased R&D headcount and expenses in fiscal 2011 as compared to fiscal 2010. The decrease in the percentage was primarily due to the increase in net revenues.

Selling, General and Administrative.

In fiscal 2012 as compared to fiscal 2011, SG&A expenses increased by $475,000 and remained at 11.8% as a percentage of net revenues. The increase in SG&A expenses was principally due to higher commissions and freight expenses, consistent with the increased revenues, offset by a decrease in marketing expenses. In fiscal 2011, as compared to fiscal 2010, selling, general and administrative expenses increased by $6.7 million and decreased from 14.9% to 11.8% as a percentage of net revenues. The reduction in the percentage resulted from increased net revenues. Expressed in dollars, the increase was primarily due to the acquisition of Zilog, as well as higher commissions incurred because of increased revenues.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For fiscal 2012, 2011 and 2010, amortization expenses on acquisition-related intangible assets were $2.5 million, $6.9 million and $1.8 million, respectively. The decrease in amortization expense in fiscal 2012 as compared to fiscal 2011 was primarily caused by the write-off of the intangible assets related to the Leadis acquisition at the end of fiscal 2011. The increase in amortization expense in fiscal 2011 was due to the acquisition of Zilog during the fourth quarter of fiscal 2010, which resulted in an entire year of amortization in fiscal 2011 as compared to approximately five weeks of amortization in fiscal 2010. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

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

As a consequence of these restructuring actions, we incurred restructuring charges of $759,000 and $1.6 million in fiscal 2011 and 2010, respectively. In fiscal 2012, no restructuring charges occurred. The restructuring accruals as of March 31, 2012 and 2011 were included under “Accrued expenses and other liabilities” on our consolidated balance sheets. See Note 16, “Restructuring Charges” in the Notes to Consolidated Financial Statements of this Form 10-K.

Impairment Charges.

In fiscal 2012, we performed an assessment of the impairment of goodwill at the reporting unit level that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. We concluded that the goodwill associated with the Zilog reporting unit was completely impaired. Consequently, we wrote off all of the outstanding goodwill related to the Zilog acquisition and recorded an impairment charge of $6.4 million. For fiscal 2011, after completing our review, we concluded that the goodwill and intangible assets associated with the Leadis reporting unit were fully impaired. As a result, we wrote off all of the outstanding goodwill and intangible assets related to the acquisition and recorded impairment charges of $702,000. For fiscal 2010, we concluded that our goodwill and intangible assets were not impaired.

See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Other Income (Expense), Net.

In fiscal 2012, interest expense, net was $762,000 as compared to interest expense, net of $1.2 million in fiscal 2011 and $1.2 million in fiscal 2010. The decrease in interest expense, net in fiscal 2012 as compared to fiscal 2011 was primarily caused by the pay-off of the loan on our office building in Milpitas, California. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the borrowing agreement.

In fiscal 2012, other income, net was $1.9 million as compared to other income, net of $836,000 in fiscal 2011 and other expense, net of $141,000 in fiscal 2010, respectively. The increase in other income, net from fiscal 2011 to fiscal 2012 was primarily due to increased gains associated with changes in exchange rates applied to foreign currency transactions. The change from other expense, net in fiscal 2010 to other income, net in fiscal

2011 was primarily due to investment earnings and gains associated with changes in exchange rates applied to foreign currency transactions.

Provision for Income Taxes.

In fiscal 2012, the provision for income taxes reflected an effective tax rate of 25% as compared to 15% in fiscal 2011 and 129% in fiscal 2010. The fiscal 2012 tax rate reflected the release of valuation allowances that had been applied against foreign deferred tax assets, principally consisting of certain foreign net operating loss carryforwards, as well as the release of other tax reserves. The fiscal 2011 tax rate reflected a benefit related to the release of valuation allowances that had been applied against domestic deferred tax assets, which principally consist of net operating loss carryforwards. The fiscal 2010 tax rate resulted from taxable income recognized in higher tax rate jurisdictions and a loss recognized in a lower tax rate jurisdiction. See Note 17, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Liquidity and Capital Resources

At March 31, 2012, cash and cash equivalents were $98.6 million as compared to $75.4 million at March 31, 2011 and $60.5 million at March 31, 2010. In fiscal 2012 and 2011, the cash generated by our operations provided sufficient liquidity for our needs. In fiscal 2010, our liquidity needs expanded and we borrowed $15.0 million to supplement the cash generated by operations.

Our cash provided by operating activities in fiscal 2012 was $44.4 million as compared to $33.9 million in fiscal 2011 and $29.2 million in fiscal 2010. For fiscal 2012 as compared to fiscal 2011, the increase in cash provided by operating activities of $10.6 million was primarily due to an increase of $7.6 million in net changes in operating assets and liabilities and by an increase of $3.0 million in net income and total adjustments to reconcile net income.

Changes in assets and liabilities for fiscal 2012 compared to fiscal 2011 included the following: Accounts receivables changed due to the timing of revenues, inventory purchases increased to meet our production plans, prepaid and other current assets fell because of the timing of tax refunds, and accrued expenses and other liabilities were reduced in large part as a result of changes in income tax accruals.

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

We used $12.4 million in net cash for investing activities during fiscal 2012, as compared to $8.9 million in fiscal 2011 and $36.3 million in fiscal 2010. In fiscal 2012, 2011 and 2010, we spent $11.8 million, $8.9 million and $5.1 million on capital expenditures, respectively. Also, in fiscal 2010, we spent $30.6 million on business combinations. Over the past three fiscal years, the capital expenditures were principally for equipment required to increase our production capacity.

For fiscal 2012, net cash used in financing activities was $7.7 million, as compared to net cash used in financing activities of $11.4 million in fiscal 2011 and net cash provided by financing activities of $11.8 million in fiscal 2010. In fiscal 2012, we used $7.6 million for the purchase of treasury stock, $3.2 million for principal repayments on capital lease obligations and $1.4 million for repayments of loans, offset by proceeds from employee equity plans of $3.4 million. In fiscal 2011, we used $8.4 million for repayments of loans, $4.0 million to purchase treasury stock and $3.1 million for principal repayments on capital lease obligations, offset by proceeds from employee equity plans of $3.9 million. In fiscal 2010, we borrowed $15.0 million and received $1.3 million through employee equity plans, offset by $4.0 million for principal repayments on capital lease obligations and $1.3 million for repayments of loans.

At March 31, 2012, capital lease obligations and loans payable totaled $31.9 million. This represented 32.3% of our cash and cash equivalents and 12.6% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €5.5 million, or $7.3 million, loan. The loan has a remaining term of 8 years, ending in June 2020, and bears a variable interest rate, which is dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $222,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2012, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

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

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At March 31, 2012, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. Consistent with the requirements of local law, we either deposit funds for these plans with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2012 was $15.0 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2012, we had $98.6 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2012. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2012 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)	$23,372	$1,696	$16,990	$1,796	$2,890
Capital lease obligations(4)	9,104	3,179	5,216	709	—
Operating lease obligations	8,399	1,647	2,271	1,465	3,016
Other purchase obligations(5)	33,657	18,566	10,591	4,500	—

Total	$74,532	$25,088	$35,068	$8,470	$5,906

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plan” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $6.3 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 8, “Borrowing Arrangements” for more details.

(4)	Includes anticipated interest payments. The capital lease obligations of $9.1 million include interest payments totaling $580,000.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2012, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2012 would have had the effect of reducing our net income by an amount less than $2.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a €5.5 million, or approximately $7.3 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 8 years.

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

In addition, we have interest rate risk from a $20.0 million revolving line of credit with BOW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2013. At March 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. Currently, a six-month LIBOR commitment is in effect, resulting in an interest rate, inclusive of BOW’s margin, of 3.07%.

Revenues from our foreign subsidiaries were approximately 47.7% of total revenues in fiscal 2012. These revenues mainly come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2012 by an amount less than $1.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net loss. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 8, 2012

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,604	$75,406
Restricted cash	509	593
Accounts receivable, net of allowances of $2,473 at March 31, 2012 and $3,478 at March 31, 2011	48,420	55,222
Inventories	86,240	75,839
Prepaid expenses and other current assets	6,934	8,285
Deferred income taxes	8,450	10,660

Total current assets	249,157	226,005
Property, plant and equipment, net	56,071	52,311
Intangible assets, net	5,144	7,674
Goodwill	—	6,448
Deferred income taxes	25,629	24,774
Other assets	7,909	7,977

Total assets	$343,910	$325,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,873	$2,860
Current portion of loans payable	1,696	1,352
Accounts payable	14,427	16,892
Accrued expenses and other current liabilities	22,023	22,938

Total current liabilities	41,019	44,042
Other long term liabilities	6,456	8,934
Capitalized lease obligations, net of current portion	5,651	5,021
Long term loans, net of current portion	21,676	23,418
Pension liabilities	15,001	14,545

Total liabilities	89,803	95,960

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,805,697 issued and 31,323,538 outstanding at March 31, 2012 and 37,352,509 issued and 31,452,922 outstanding at March 31, 2011	378	374
Additional paid-in capital	198,283	190,805
Treasury stock, at cost: 6,482,159 common shares at March 31, 2012 and 5,899,587 common shares at March 31, 2011	(56,838)	(49,667)
Retained earnings	110,194	79,954
Accumulated other comprehensive income	2,090	7,763

Total stockholders’ equity	254,107	229,229

Total liabilities and stockholders’ equity	$343,910	$325,189

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share data)
Net revenues	$368,004	$363,273	$243,224
Cost of goods sold	248,384	241,175	179,791

Gross profit	119,620	122,098	63,433

Operating expenses:
Research, development and engineering	27,930	27,527	20,112
Selling, general and administrative	43,356	42,881	36,163
Amortization of acquisition-related intangible assets	2,524	6,937	1,839
Restructuring charges	—	759	1,614
Impairment charges	6,448	702	—

Total operating expenses	80,258	78,806	59,728

Operating income	39,362	43,292	3,705
Other income (expense):
Interest income	367	285	426
Interest expense	(1,129)	(1,513)	(1,656)
Other income (expense), net	1,941	836	(141)

Income before income tax provision	40,541	42,900	2,334
Provision for income tax	(10,235)	(6,253)	(3,011)

Net income (loss)	$30,306	$36,647	$(677)

Net income (loss) per share
Basic	$0.97	$1.17	$(0.02)

Diluted	$0.93	$1.14	$(0.02)

Weighted average shares used in per share calculation
Basic	31,344	31,235	31,005

Diluted	32,496	32,008	31,005

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,306	$36,647	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	13,467	18,059	13,386
Provision for receivable allowances	8,524	8,534	4,864
Write-down of goodwill and other intangibles	6,448	702	—
Net change in inventory provision	1,322	(4,395)	2,059
Stock-based compensation	3,779	3,398	3,160
Foreign currency adjustments on intercompany amounts	(1,212)	3,442	(101)
Deferred income taxes	1,696	(5,398)	(1,358)
Tax benefit from employee equity incentive plans	(663)	(305)	(1,219)
Loss (gain) on disposal of plant and equipment	71	217	(364)
Loss (gain) on investments	(217)	(358)	249
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(2,795)	(15,279)	(12,182)
Inventories	(13,420)	(3,403)	12,305
Prepaid expenses and other current assets	2,842	488	2,849
Other assets	540	(889)	236
Accounts payable	(2,006)	(1,407)	2,814
Accrued expenses and other liabilities	(3,634)	(5,608)	3,201
Pension liabilities	(602)	(578)	(56)

Net cash provided by operating activities	44,446	33,867	29,166

Cash flows from investing activities:
Change in restricted cash	84	220	(413)
Purchase of businesses, net of cash and cash equivalents acquired	—	—	(30,631)
Purchases of investments	(1,048)	(561)	(618)
Purchases of plant and equipment	(11,842)	(8,855)	(5,142)
Proceeds from sale of investments	431	255	506
Proceeds from sale of fixed assets	—	—	42

Net cash used in investing activities	(12,375)	(8,941)	(36,256)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3,222)	(3,120)	(3,961)
Repayments of loans and notes payable	(1,374)	(8,447)	(1,514)
Proceeds from loans	423	—	15,000
Tax benefit from employee equity incentive plans	663	305	1,219
Purchases of treasury stock	(7,576)	(4,005)	(288)
Proceeds from employee equity plans	3,379	3,866	1,319

Net cash provided by (used in) financing activities	(7,707)	(11,401)	11,775

Effect of exchange rate fluctuations on cash and cash equivalents	(1,166)	1,357	398

Net increase in cash and cash equivalents	23,198	14,882	5,083
Cash and cash equivalents at beginning of the year	75,406	60,524	55,441

Cash and cash equivalents at end of the year	$98,604	$75,406	$60,524

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,129	$1,045	$1,629
Cash paid during the period for income taxes	$11,329	$14,238	$1,760
Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired under capital leases and loans	$5,764	$4,780	$—

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2009	36,055	$177,912	5,421	$(45,374)	$43,984	$1,970	$178,492
Components of comprehensive loss, net of tax
Net loss	—	—	—	—	(677)	—	(677)
Other comprehensive loss	—	—	—	—	—	(90)	(90)

Total comprehensive loss	—	—	—	—	—	—	(767)

Stock-based compensation	—	3,160	—	—	—	—	3,160
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	742	2,538	—	—	—	—	2,538
Purchase of treasury stock	—	—	40	(288)	—	—	(288)

Balances, March 31, 2010	36,797	183,610	5,461	(45,662)	43,307	1,880	183,135
Components of comprehensive income, net of tax
Net income	—	—	—	—	36,647	—	36,647
Other comprehensive income	—	—	—	—	—	5,883	5,883

Total comprehensive income	—	—	—	—	—	—	42,530

Stock-based compensation	—	3,398	—	—	—	—	3,398
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	556	4,171	—	—	—	—	4,171
Purchase of treasury stock	—	—	439	(4,005)	—	—	(4,005)

Balances, March 31, 2011	37,353	191,179	5,900	(49,667)	79,954	7,763	229,229
Components of comprehensive income, net of tax
Net income	—	—	—	—	30,306	—	30,306
Other comprehensive loss	—	—	—	—	—	(5,673)	(5,673)

Total comprehensive income	—	—	—	—	—	—	24,633

Stock-based compensation	—	3,779	—	—	—	—	3,779
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	453	3,703	—	—	—	—	3,703
Purchase of treasury stock	—	—	628	(7,576)	—	—	(7,576)
Re-issuance of treasury stock under stock compensation plans	—	—	(46)	405	(66)	—	339

Balances, March 31, 2012	37,806	$198,661	6,482	$(56,838)	$110,194	$2,090	$254,107

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal-oxide-silicon field-effect transistors, or Power MOSFETs, insulated-gate bipolar transistors, or IGBTs, thyristors and rectifiers, including fast-recovery epitaxial diodes, or FREDs. Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and core 8-bit microcontrollers and microprocessors. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes know as stacks, that are principally based on our high power semiconductor devices.

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

Foreign Currency Translation

The local currency is considered to be the functional currency of some of our wholly-owned international subsidiaries, including the Euro for IXYS Semiconductor GmbH, or IXYS GmbH, and the pound sterling for IXYS UK Westcode Limited, or IXYS UK. Accordingly, for such subsidiaries, assets and liabilities are translated at the exchange rate in effect at year-end and revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of the accounts of these subsidiaries into U.S. dollars are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income or expense.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from our estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, deferred income taxes and related valuation allowance, allocation of purchase price in business combinations, asset impairment analysis and restructuring costs.

Revenue Recognition

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We sell to distributors and original equipment manufacturers. Approximately 56.3% of our revenues in fiscal year ended March 31, 2012, or fiscal 2012, were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of our company must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2012, 2011 and 2010, approximately $2.1 million, $916,000 and $1.2 million, respectively, of products were returned to us under the program. We establish the stock rotation allowance for all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for ship and debit.    Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. Our distributors had approximately $10.6 million in inventory of our products on hand at March 31, 2012. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to the distributor’s customer. At the time we record sales to the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We receive periodic statements regarding our products held by distributors. These procedures require the exercise of significant judgments. We believe that they enable us to make reliable estimates of future credits under the ship and debit program. Actual results to date have approximated the estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, estimates would be insufficient, which could significantly adversely affect results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2012 (in thousands):

Balance March 31, 2009	$414
Additions	3,419
Deductions	(2,414)

Balance March 31, 2010	1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	$1,101

We state our revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under “Accrued expenses and other liabilities”. Shipping and handling costs are included in cost of sales.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash balances at March 31, 2012 and March 31, 2011 were $509,000 and $593,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2009	$34,697
Utilization or sale	(5,846)
Scrap	(1,867)
Additional accrual	7,851
Foreign currency translation adjustments	739

Balance at March 31, 2010	35,574
Utilization or sale	(9,618)
Scrap	(2,230)
Additional accrual	5,288
Foreign currency translation adjustments	422

Balance at March 31, 2011	29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	$28,138

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

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2012 and 2011, our lower of cost or market reserve was $630,000 and $821,000, respectively.

We periodically identify any inventory that is no longer usable and write it off against recorded reserves.

We have entered into a multiyear purchase agreement for the purchase of substrates. Under the agreement, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as of March 31, 2012. The total amount committed under the agreement has been disclosed in Note 18, “Commitments and Contingencies.”

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. Repairs and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.

The authoritative guidance provided by FASB requires evaluating the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows affect the outcome of these impairment tests.

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

Treasury Stock

We account for treasury stock using the cost method. Cost includes fees charged in connection with acquiring treasury stock.

Other Assets

Other assets include marketable equity securities classified as available-for-sale and long term equity investments accounted under the equity method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other (expense) income. We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. These investments are accounted for using the equity method. In fiscal 2012, we recognized income of $461,000 on our investment in Powersem and $190,000 on our investment in EB Tech Ltd. In fiscal 2011, we recognized income of $526,000 and $205,000 on each of these investments, respectively. In fiscal 2010, we recognized losses of $154,000 and $82,000 on each of these investments, respectively.

On November 5, 2009, IXYS CH GmbH, our Swiss subsidiary, entered into a Share Purchase Agreement with Zencell Co. Ltd, or Zencell, to acquire 53,847 shares of convertible preferred stock of Zencell for $500,000. Zencell was a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment resulted in IXYS CH GmbH owning 35% of the equity in Zencell and is accounted for using the equity method in the financial statements. In fiscal 2011 and 2010, we recognized losses of $102,000 and $46,000, respectively, on our investment in Zencell. In March 2011, Zencell declared bankruptcy. As a result, we recorded an impairment loss for the full write-down of our investment of $502,000 in “Selling, general and administrative expenses” on our consolidated statements of operations.

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

We perform the impairment test on finite-lived intangible assets by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and other income (expense), net. We did not have any open foreign exchange forward and option contracts at March 31, 2012. See Note 4, “Fair Value” and Note 8, “Borrowing Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

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

Carrying amounts of some of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable to banks and loans payable approximate fair value and represent level 2 valuations.

Advertising

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2012, 2011 and 2010 was $655,000, $547,000 and $453,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is more likely than not that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released, which will have the effect of reducing income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis. See Note 17, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding income taxes.

Other Income and Expense

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income or loss from investments accounted for on the equity method.

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2012 and 2011.

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

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, we manufacture approximately 64.4% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We rely on third party suppliers to provide the remaining 35.6%. The principal external foundry for power semiconductors is Samsung Electronics’ facility in Kiheung, South Korea. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees Covered by Collective Bargaining Arrangements

Approximately 114, or 55.1%, and 383, or 75.4%, of our employees in the United Kingdom and Germany, respectively, have their pay negotiated by a labor union.

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

We invest our excess cash primarily in foreign and domestic banks in short term time deposit and money market accounts. Maturities are generally three months or less. All of our non-interest bearing domestic cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing domestic cash balances may again exceed federally insured limits. Additionally, we invest in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. We have not experienced any losses on such investments.

We sell our products primarily to distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers and generally do not require collateral. An allowance for potential credit losses is maintained by us. See Note 15, “Segment and Geographic Information” for a discussion of revenues by geography.

In the year ended March 31, 2012, two customers accounted for 11.3% and 11.1% of our net revenues, respectively. In fiscal 2011, two customers accounted for 11.9% and 11.8% of our net revenues. In fiscal year 2010, one customer accounted for 10.9% of our net revenues.

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

Accounting Changes and Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on disclosure about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements on its financial position. The guidance is effective for us for the fiscal year beginning on April 1, 2013. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements and disclosures.

In September 2011, FASB issued authoritative guidance on testing goodwill for impairment. Under the amendments in this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. The amendments are effective for us for the fiscal year beginning on April 1, 2012 and early adoption is permitted. We did not elect early adoption and are currently evaluating the impact that the adoption of the amendments will have on our consolidated financial statements and disclosures.

In June 2011, FASB issued authoritative guidance on the presentation of comprehensive income. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Although adopting the guidance will not impact the accounting for comprehensive income, it will affect the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the consolidated statements of stockholders’ equity. The guidance is effective for us for the fiscal year beginning on April 1, 2012 and early adoption is permitted. We did not elect early adoption.

In May 2011, FASB issued an amendment in order to align the fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments were effective for us in the quarter beginning on January 1, 2012. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

3.    Business Combinations

Zilog, Inc.

On February 18, 2010, we completed the acquisition of Zilog, Inc., or Zilog, a supplier of application specific, embedded microcontroller units that are system-on-chip solutions for industrial and consumer markets. We acquired all outstanding shares as of the acquisition date for a cash consideration of $62.5 million, and Zilog became our wholly-owned subsidiary. The acquisition was intended to add digital control to our power management products and to create more cost-effective system integration solutions for our diversified customer base.

In fiscal 2011 and 2010, we incurred $43,000 and $1.2 million, respectively, in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our consolidated statements of operations.

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

The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of Zilog. During fiscal 2011, we completed our purchase accounting of the Zilog acquisition. We recognized measurement period adjustments retrospectively in the amount of $2.4 million upon the completion of the valuation reports related to income tax. The principal adjustments were an increase in the deferred tax assets of $2.8 million and a partially offsetting increase in income tax payable of $643,000. We have determined that the Zilog business is its own reporting unit, so all of the goodwill was assigned to that reporting unit. The goodwill is not deductible for tax purposes. During our annual impairment analysis in the fourth quarter of fiscal 2012, we concluded that the goodwill associated with the acquisition of the Zilog businesses was completely impaired. As a result, we recorded an impairment charge of $6.4 million to write off all the outstanding goodwill associated with the Zilog reporting unit. See Note 7, “Goodwill and Intangible Assets” for further discussion of adjustments to goodwill during fiscal 2011.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2012 and 2011 (in thousands):

	March 31, 2012(1)			March 31, 2011(1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
		Level 1	Level 2		Level 1	Level 2
Description
Marketable equity securities(2)	$1,064	$1,064	$—	$459	$459	$—
Auction rate preferred securities(2)	350	—	350	375	—	375
Derivative assets(3)	—	—	—	179		179
Derivative liabilities(4)	(203)	—	(203)	—	—	—

Total	$1,211	$1,064	$147	$1,013	$459	$554

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our consolidated balance sheets.

(3)	The derivative contract as of March 31, 2011 was included in “Prepaid expenses and other current assets” on our consolidated balance sheets.

(4)	The derivative contract as of March 31, 2012 was included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatilities. Accordingly, we classify these derivatives as Level 2. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the consolidated balance sheets as of March 31, 2012 and 2011. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates at March 31, 2012. See Note 9, “Pension Plans” for a discussion of pension liabilities.

Fair Value Measurements on a Nonrecurring Basis

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in fiscal 2012 (in thousands):

Basis of Fair Value Measurements on a Nonrecurring Basis in 2012	Significant Other Unobservable Inputs (Level 3)	Total Losses 2012
Assets at fair value:
Goodwill	$—	$ (6,448)

In fiscal 2012, we performed an assessment of the impairment of goodwill at the reporting unit level that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. We concluded that the goodwill associated with the Zilog reporting unit was completely impaired. Consequently, we wrote off all of the outstanding goodwill related to the Zilog acquisition and recorded an impairment charge of $6.4 million.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in fiscal 2011 (in thousands):

Basis of Fair Value Measurements on a Nonrecurring Basis in 2011	Significant Other Unobservable Inputs (Level 3)	Total Losses 2011
Assets at fair value:
Goodwill and intangible assets	$—	$ (702)

For fiscal 2011, after completing our review, we concluded that the goodwill and intangible assets associated with the Leadis reporting unit were fully impaired. As a result, we wrote off all of the outstanding goodwill and intangible assets related to the acquisition and recorded impairment charges of $702,000.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2012	2011
Marketable equity securities	$1,064	$459
Auction rate preferred securities	350	375
Long term equity investments	5,340	4,860
Other items	1,155	2,283

Total	$7,909	$7,977

Available-for-sale investment securities have been stated at their fair value as of March 31, 2012 and include an unrealized loss, net of taxes, of $13,000 at March 31, 2011, and unrealized loss, net of taxes, of $68,000 at March 31, 2012.

Available-for-sale investments as of March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Fiscal Year 2012				Fiscal Year 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$1,168	$45	$(149)	$1,064	$479	$7	$(27)	$459
Auction rate preferred securities	$350	$—	$—	$350	$375	$—	$—	$375

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2012 and March 31, 2011, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2012	$0	$57	$149	$329	$149	$386
March 31, 2011	$19	$156	$8	$23	$27	$179

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2012 and March 31, 2011. Based on evaluation of available evidence as of March 31, 2012, we believe that unrealized losses on marketable equity securities are temporary and do not represent a need for an other-than-temporary impairment.

During fiscal 2012, we recognized a gain of $49,000 on the sale of available-for-sale investment securities. In respect of those securities, there was no unrealized gain included in accumulated other comprehensive income as of March 31, 2011.

Our long term equity investments represent investment accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Balance Sheet Details

Allowances Movement (in thousands)

	Balance at Beginning of Year	Additions		Deductions	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2012	$3,478	$8,524		$(9,492)	$(37)	$2,473
Year ended March 31, 2011	$3,466	$8,534		$(8,562)	$40	$3,478
Year ended March 31, 2010	$1,899	$5,967	(1)	$(4,430)	$30	$3,466

(1)	Includes $1.2 million in additions from the Zilog acquisition.

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2012	2011
Raw materials	$24,157	$19,724
Work in process	40,505	38,148
Finished goods	21,578	17,967

Total	$86,240	$75,839

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2012	2011
Property and plant (useful life of 24 years to 50 years)	$34,190	$33,107
Equipment owned (useful life of 1 to 14 years)	93,510	89,836
Equipment capital leases (useful life of 4 years)	41,599	38,498
Leasehold improvements (useful life of up to 8 years)	936	936

	170,235	162,377
Accumulated depreciation — plant, equipment owned, and leasehold improvements	(80,911)	(77,995)
Accumulated amortization — equipment capital leases	(33,253)	(32,071)

	$56,071	$52,311

Depreciation expense for fiscal years ended March 31, 2012, 2011 and 2010 amounted to $10.9 million, $11.0 million and $11.4 million, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2012	2011
Uninvoiced goods and services	$11,869	$12,142
Compensation and benefits	7,214	7,059
Restructuring accrual	199	485
Commission, royalties and other	2,741	3,252

Total	$22,023	$22,938

7.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. There are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit.

We use the income approach, based on estimated future cash flows, to perform the goodwill impairment test. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. By their nature, these assumptions would not reflect unanticipated events and circumstances that may occur. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy.

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

During fiscal 2012, our Zilog reporting unit experienced a significant decline in net revenues and earnings. We performed our annual impairment review based on the declining business outlook of the reporting unit. The material assumptions used for the income approach were five years of projected net cash flows, a discount rate of 20% and a long-term growth rate of 2%. We considered historical rates and current market conditions to determine the discount and growth rates for the analysis. We concluded that the goodwill associated with the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zilog reporting unit was completely impaired. As a result, we wrote off all the outstanding goodwill related to the Zilog acquisition and recorded an impairment charge of $6.4 million.

The changes in the carrying amount of goodwill for the years ended March 31, 2012 and 2011 are as follows (in thousands):

	March 31,
	2012	2011
Goodwill	$13,192	$13,192
Accumulated impairment losses	(6,744)	(6,440)

Net goodwill at beginning of period	6,448	6,752
Goodwill acquired in acquisitions	—	—
Impairment losses	(6,448)	(304)

Net goodwill at end of period	$—	$6,448

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,658	$3,142
Customer relationships	6,100	4,840	1,260
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	445	742

Total identifiable intangible assets	$14,087	$8,943	$5,144

Identified intangible assets consisted of the following as of March 31, 2011 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$858	$3,942
Customer relationships	6,100	3,316	2,784
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	239	948

Total identifiable intangible assets	$14,087	$6,413	$7,674

In the fourth quarter of fiscal 2011, we concluded that the intangible assets associated with the acquisition of Leadis businesses were completely impaired. Therefore, we wrote off all of the intangible assets related to the acquisition and recorded an impairment charge for the remaining unamortized net book value of $398,000. In the fourth quarter of fiscal 2012, before performing step two of the goodwill impairment test, we performed an impairment test of the Zilog net intangible assets and concluded that they were not impaired.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of Leadis and Zilog. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

	Acquisition Date Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
Leadis
Developed intellectual property	$1,200	Straight-line	24
Customer relationships	210	Straight-line	24
Contract backlog	1,170	Straight-line	12
Non-compete agreement	20	Straight-line	24
Trade name	210	Straight-line	24

Total for Leadis	$2,810

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

Total acquired intangible assets	$16,810

The amortization of intangible assets is expected to be approximately $2.2 million, $989,000, $989,000, $908,000, and $7,000 in fiscal 2013, 2014, 2015, 2016 and 2017 and thereafter, respectively.

8.    Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2012 was 3.07%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At March 31, 2012, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at March 31, 2012 was €5.5 million, or $7.3 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $222,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2012, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

Note payable issued in acquisition

On September 10, 2008, we issued a note payable with a face value of $2.0 million in connection with the purchase of real property and the acquisition of the shares of Reaction Technology Incorporated, or RTI. The note was repayable in 60 equal monthly installments of $38,666, which included interest at an annual rate of 6.0%. The note was collateralized by a security interest in the property acquired and the current assets of RTI. The note was paid in full in April 2012.

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2012 were as follows (in thousands):

Fiscal Year Payable	Amount
2013	$1,696
2014	15,995
2015	995
2016	907
2017	889
Thereafter	2,890

Total	23,372
Less: Current portion	1,696

Long term portion	$21,676

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2012	2011	2010
Service cost	$84	$71	$—
Interest cost on projected benefit obligation	2,049	2,065	1,924
Expected return on plan assets	(1,713)	(1,546)	(1,003)
Transition obligation	2	2	—
Recognized actuarial loss	68	178	120

Net periodic pension expense	$490	$770	$1,041

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$37,530	$36,254
Service cost	84	71
Interest cost	2,049	2,065
Actuarial (gain) loss	833	(1,577)
Benefits paid	(2,054)	(1,181)
Foreign currency adjustment	(570)	1,898

Projected benefit obligation at year end	$37,872	$37,530

Change in plan assets
Fair value of plan assets at the beginning of the year	$23,315	$20,432
Actual return on plan assets	430	1,457
Employer contribution	759	685
Benefits paid from assets	(1,589)	(752)
Foreign currency adjustment	(44)	1,493

Plan assets at fair value at year end	$22,871	$23,315

Unfunded status of the plan at year end	$(15,001)	$(14,215)

Pension liability recognized on the balance sheet due after one year	$15,001	$14,545
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$37,872	$36,066
Accumulated benefit obligation at year end	$37,235	$36,058
Plan assets at fair value at year end	$22,871	$21,521
Plans with projected benefit obligation and accumulated benefit obligation less than plan assets:
Projected benefit obligation at year end	—	1,464
Accumulated benefit obligation at year end	—	812
Plan assets at fair value at year end	—	1,794
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss (gross of taxes, $1,523 for 2012 and $1,108 for 2011)	$(5,837)	$(4,053)
Amount recognized as component of stockholders’ equity — pretax	$(5,837)	$(4,053)
Accumulated benefit obligation at year end	$37,235	$36,870

The following table sets forth amounts recognized in the consolidated balance sheets for the plans:

Other assets	$—	$330
Pension liabilities	$15,001	$14,545

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

Year End March 31,
	2012	2011
Discount rate	5.2-5.7%	5.3-8.8%
Expected long term rate of return on assets	6.7-7.0%	6.0-7.3%
Salary scale	1.5-6.0%	1.5-6.0%

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2013 includes amortization of actuarial loss of $169,000. Approximately 64% of the accrued pension liability relates to the German plan and 36% to the United Kingdom plan. The accrued pension liability related to the Philippine plan is immaterial.

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

The German plan was held by a separate legal entity. As of March 31, 2012, the German defined benefit plan was completely unfunded.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. The target allocation for the Philippine fund was 70% to fixed income securities, 20% to equities and 10% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $917,000 in the fiscal year ending March 31, 2013. This contribution is primarily contractual. The fair values and the allocation of the assets of the plans at the measurement dates were as follows:

	Year Ended March 31, 2012		Year Ended March 31, 2011
	(000)%		(000)%
Equity securities	$17,027	74.5%	$17,816	76.4%
Debt securities	5,445	23.8%	5,156	22.1%
Other	399	1.7%	343	1.5%

Total	$22,871	100%	$23,315	100.0%

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 78% of the assets of the United Kingdom fund were invested in equity securities while 22% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. For our Philippine fund, approximately 53% of the assets of the fund are invested in fixed income securities, 30% in equity securities and 17% in cash.

All the plans’ securities are publicly traded and highly liquid. Therefore, the securities are valued under Level 1. The plans do not hold any Level 2 or Level 3 securities.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2013	$1,296
March 31, 2014	1,404
March 31, 2015	1,494
March 31, 2016	1,590
March 31, 2017	1,865
Five fiscal years ended March 31, 2022	10,393

Total benefit payments for the ten fiscal years ended March 31, 2022	$18,042

10.    Employee Equity Incentive Plans

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan

Stock Options

Prior to May 2009, stock options were granted under the 1999 Equity Incentive Plan and the 1999 Non-Employee Directors’ Equity Incentive Plan, or the 1999 Plans, for not less than 85% of fair market value at the time of grant. Once granted, the options expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vested over four years. The initial option grants under the 1999 Non-Employee Directors’ Equity Incentive Plan typically vested over four years and subsequent annual grants vested over one year. The 1999 Plans expired in May 2009 and no additional grants may be made thereunder.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock options granted under the Zilog 2002 Plan were permitted to be: (i) incentive stock options or nonqualified stock options or (ii) EBITDA-linked options and/or non-EBITDA linked options. We will not grant any EBITDA-linked options and none are outstanding. In general, non-EBITDA-linked options granted pursuant to the Zilog 2002 Plan will be exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as is determined by the plan administrator, generally expected to be the Compensation Committee of our Board of Directors, in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option will be established by such administrator, in its sole discretion, at the time of grant. The term of a non-EBITDA-linked option is determined at the time of grant, but will not exceed ten years. The Zilog 2002 Plan expired in May 2012 and no additional grants may be made thereafter.

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2012, there were 103,888 shares purchased under the Purchase Plan, leaving approximately 301,871 shares available for purchase under the plan in the future.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of share-based compensation recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands except per share amounts):

	Year Ended March 31,
Income Statement Classifications	2012	2011	2010
Selling, general and administrative expenses	$3,779	$3,398	$3,160

Stock-based compensation effect on income before taxes	3,779	3,398	3,160
Benefit from income taxes	1,375	1,236	1,151

Net stock-based compensation effects on net income (loss)	$2,404	$2,162	$2,009

As of March 31, 2012, there were $7.0 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years. Total tax benefit realized during the year ended March 31, 2012 on stock options was $663,000.

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2012, 2011 and 2010, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Weighted average estimated per share fair value of grant	$6.42	$4.79	$3.49	$3.14	$2.85	$4.19
Risk-free interest rate	1.3%	2.0%	2.3%	0.2%	0.3%	0.4%
Expected term in years	5.85	5.83	5.00	0.50	0.50	0.50
Volatility	55.7%	56.1%	57.0%	51.6%	49.3%	80.1%
Dividend yield	0%	0%	0%	0%	0%	0%

We estimate the expected term of options granted based on the historical average period over which the options are exercised by employees. We estimate the volatility of our common stock on historical volatility measures. We base the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any additional cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We recognize the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2012.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under our equity incentive plans for fiscal 2012, 2011 and 2010 is summarized below:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share(4)
		Number of Shares(1)	Intrinsic Value(2)(3)
			(000)
Stock Options
Balances, March 31, 2009	4,763,893	6,063,569	$7,834	$8.42
Plan authorization expired(5)	(4,763,893)	—
New shares authorized(5)	900,000	—
Assumed plans(6)	1,019,552	—
Options granted	(100,000)	100,000		$6.88
Options exercised	—	(881,150)	$4,106	$2.89
Options cancelled	—	(56,750)		$7.00
Options expired	—	(37,396)		$12.40

Balances, March 31, 2010	1,819,552	5,188,273	$4,570	$9.32

Options granted	(700,000)	700,000		$9.05
Options exercised	—	(439,902)	$1,926	$7.33
Options cancelled	—	(30,750)		$7.57
Options expired	—	(217,853)		$19.55

Balances, March 31, 2011	1,119,552	5,199,768	$23,505	$9.03
New shares authorized(7)	600,000
Options granted	(966,000)	966,000		$12.37
Options exercised	—	(478,264)	$2,862	$7.35
Options cancelled	—	(164,500)		$8.30
Options expired	—	(51,000)		$12.61

Balances, March 31, 2012	753,552	5,472,004	$19,532	$9.75

Restricted Stock Units(8)
Balances, March 31, 2009	(151,766)	64,900		$9.58
Granted	—	—
Vested	—	(32,450)	$251	$9.58
Forfeited	—	(250)		$9.73

Balances, March 31, 2010	(151,766)	32,200		$9.58
Granted	—	—
Vested	—	(32,200)	$292	$9.58

Balances, March 31, 2011	(151,766)	—		$9.58

Balances, March 31, 2012	601,786	5,472,004

(1)	The number of stock options exercised and restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	For restricted stock units, represents value of our stock on the date the restricted stock unit vests.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Except for options exercised, these amounts represent the difference between the exercise price and $13.20 per share, the closing price of our stock on March 31, 2012 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(4)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

(5)	The 1999 Plans expired in May 2009. On September 10, 2009, our stockholders approved the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options.

(6)	On September 16, 2011, our stockholders approved the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options.

(7)	Represents IXYS shares available for grant under the Zilog 2002 Omnibus Stock Incentive Plan and the Zilog 2004 Omnibus Stock Incentive Plan, which were assumed upon the acquisition of Zilog.

(8)	No restricted stock units activities occurred in fiscal 2012.

The following table summarizes information about stock options outstanding at March 31, 2012:

Options Outstanding				Options Exercisable
Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 2.50 - $ 5.00	75,219	0.3	$4.64	75,219	$4.64
$ 5.01 - $ 7.75	1,391,647	5.8	$6.66	1,070,022	$6.68
$ 7.76 - $10.00	1,535,000	4.8	$8.80	1,230,000	$8.81
$10.01 - $12.50	1,531,950	6.9	$11.38	874,950	$10.84
$12.51 - $99.99	938,188	5.7	$13.66	583,688	$14.24

$ 2.50 - $99.99	5,472,004	5.7	$9.75	3,833,879	$9.42

Of the 5,472,004 options outstanding, 3,833,879 were exercisable on March 31, 2012 at a weighted average exercise price of $9.42 per share, with an intrinsic value of $15.2 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2012 was 5.7 years and 4.6 years, respectively. The fair value of options that vested during the year ended March 31, 2012 was $3.3 million.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The components of total other comprehensive income (loss) and related tax effects were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Unrealized gain (loss) on available-for-sale investment securities,net of taxes of $(30) in 2012, $(22) in 2011 and $17 in 2010	$(55)	$(40)	$31
Changes in accumulated net actuarial income (loss), net of taxes, $415 in 2012, $577 in 2011 and $(743) in 2010	(1,369)	1,089	(1,612)
Foreign currency translation adjustments	(4,249)	4,834	1,491

Total other comprehensive income (loss)	$(5,673)	$5,883	$(90)

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Year Ended March 31,
	2012	2011
Accumulated net unrealized loss on available-for-sale investment securities, net of taxes of $(37) in 2012 and $(7) in 2011	$(68)	$(13)
Accumulated net actuarial gain, net of tax of $(1,523) in 2012 and $(1,108) in 2011	(4,314)	(2,945)
Accumulated foreign currency translation adjustments	6,472	10,721

Total accumulated other comprehensive income	$2,090	$7,763

12.    Computation of Net Income (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2012	2011	2010
Net income (loss)	$30,306	$36,647	$(677)

Weighted average shares — basic	31,344	31,235	31,005

Weighted average shares — diluted(1)	32,496	32,008	31,005

Net income (loss) per share — basic	$0.97	$1.17	$(0.02)

Net income (loss) per share — diluted	$0.93	$1.14	$(0.02)

(1)	Includes approximately 1,152,000 and 773,000 common equivalent shares from stock options for fiscal 2012 and 2011, respectively. For fiscal 2010, outstanding options and restricted stock units to purchase 5,220,473 shares were not included in the diluted net loss per share calculation as their inclusion would have been anti-dilutive.

Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. In fiscal 2012 and fiscal 2011, there were outstanding options to purchase 1,098,314 and 2,003,579 shares, respectively, at weighted average exercise prices of $12.99 and $11.31 per share, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases. Due to our net loss for fiscal 2010, outstanding options and restricted stock units to purchase 5,220,473 shares were not included in the diluted net loss per share calculation as their inclusion would have been anti-dilutive.

13.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2012, 2011 and 2010, we recorded revenues of $2.7 million, $2.5 million and $1.2 million, respectively, from sales of products to Powersem for use as components in our products. In fiscal 2012, 2011 and 2010, we purchased $5.5 million, $4.9 million and

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.4 million, respectively, from Powersem. At March 31, 2012, 2011 and 2010, the accounts receivable balances from our sales to Powersem were $161,000, $253,000 and $330,000, respectively. The accounts payable balances to Powersem, as of March 31, 2012, 2011 and 2010, were $296,000, $210,000 and $208,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2012 and 2011, EB Tech rendered processing services totaling approximately $56,000 and $39,000, respectively, to our company. As of March 31, 2012 and 2011, no accounts payable balance was due to EB Tech.

We owned 35% of the equity in Zencell Co. Ltd, a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment has been accounted for using the equity method. In fiscal 2011 and 2010, we recognized losses of $102,000 and $46,000, respectively, on our investment in Zencell. In March 2011, Zencell declared bankruptcy. As a result, we recorded an impairment loss for the entire investment in Zencell of $502,000 in “Selling, general and administrative expenses” on our consolidated statements of operations. See Note 2, “Summary of Significant Accounting Policies” for further information on this investment.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2012.

14.    Employee Savings and Retirement Plan

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2012, 2011 and 2010, we contributed $571,000, $590,000 and $487,000, respectively.

IXYS UK also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. IXYS UK contributes between 5% to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2012, 2011 and 2010, IXYS UK contributed $344,000, $337,000 and $312,000, respectively.

15.    Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$103,122	$102,190	$72,362
Europe and the Middle East
France	7,433	7,071	4,570
Germany	47,499	42,385	27,419
Italy	6,274	6,054	4,397
United Kingdom	31,131	28,729	14,954
Other	46,224	42,595	29,644
Asia Pacific
China	61,723	68,794	48,991
Japan	9,070	11,737	9,100
Korea	11,988	9,464	7,364
Singapore	10,332	10,481	2,929
Taiwan	6,797	9,372	3,922
Other	11,227	10,149	7,086
Rest of the World
India	8,198	8,319	6,103
Other	6,986	5,933	4,383

Total	$368,004	$363,273	$243,224

The following table sets forth net revenues for each of our product groups fiscal 2012, 2011 and 2010 (in thousands):

	Year Ended March 31,
	2012	2011	2010
Power semiconductors	$277,718	$252,892	$175,699
Integrated circuits	63,597	83,225	48,372
Systems and RF power semiconductors	26,689	27,156	19,153

Total	$368,004	$363,273	$243,224

In fiscal 2012, two distributors accounted for 11.3% and 11.1% of our net revenues, respectively. In fiscal 2011, two distributors accounted for 11.9% and 11.8% of our net revenues. In fiscal 2010, one distributor accounted for 10.9% of our net revenues.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany and IXYS UK in the United Kingdom. The following table summarizes the net revenues, net income (loss) and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net revenues:
Foreign	$175,667	$163,277	$118,954
Domestic	192,337	199,996	124,270

	$368,004	$363,273	$243,224

Net income (loss)
Foreign	$22,487	$16,829	$(3,825)
Domestic	7,819	19,818	3,148

	$30,306	$36,647	$(677)

	Year Ended March 31,
	2012	2011
Property, plant and equipment, net:
United States	$29,760	$30,068
Germany	24,098	20,454
United Kingdom	2,192	1,757
Other countries	21	32

Total property, plant and equipment	$56,071	$52,311

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

During fiscal 2011 we incurred restructuring-related charges of approximately $759,000. The charges were comprised of asset impairments and exit costs for facility consolidations of $659,000 and employee severance costs of approximately $100,000. No restructuring charges occurred in fiscal 2012.

The restructuring accrual as of March 31, 2012 and 2011 was included under “Accrued expenses and other liabilities” on our consolidated balance sheets.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant activity within, and components of, our restructuring obligations as of fiscal 2012, 2011 and 2010 (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Charges	$1,614	$—	$1,614
Cash payments	(349)	—	(349)
Currency translation adjustment	(60)	—	(60)

Balance at March 31, 2010	1,205	—	1,205
Charges(1)	100	442	542
Cash payments	(1,198)	(63)	(1,261)
Currency translation adjustment	(1)	—	(1)

Balance at March 31, 2011	106	379	485
Charges	(30)	—	(30)
Cash payments	—	(252)	(252)
Currency translation adjustment	(4)	—	(4)

Balance at March 31, 2012	$72	$127	$199

(1)	Excludes $217,000 related to impairment of assets due to the consolidation of facilities.

We anticipate that the remaining restructuring obligations of $199,000 as of March 31, 2012 will be paid by December 31, 2013.

17.    Income Taxes

Income (loss) before income tax consists of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
Domestic	$15,015	$23,546	$4,418
International	25,526	19,354	(2,084)

	$40,541	$42,900	$2,334

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current:
Federal	$3,080	$8,125	$2,415
State	467	836	124
Foreign	4,992	2,690	1,830

	8,539	11,651	4,369
Deferred:
Federal	772	(7,253)	(1,290)
State	326	(1,054)	946
Foreign	598	2,909	(1,014)

	1,696	(5,398)	(1,358)

Total income tax provision	$10,235	$6,253	$3,011

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2012	2011	2010
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	2	(1)	30
Expense (benefit) of lower tax jurisdictions	(5)	(8)	94
Research and development tax credits	(1)	(1)	—
Valuation allowance	(4)	(19)	(82)
Permanent items	3	3	—
Tax reserves	(6)	5	22
Share-based compensation	1	1	3
Capitalized expenses	—	—	19
Foreign income	—	—	8

Effective tax provision rate	25	15	129

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Reserves and allowances	$6,369	$7,607
Other liabilities and accruals	2,081	3,053

Total short term deferred tax assets	8,450	10,660

Other long term liabilities and accruals	1,709	1,144
Depreciable assets	3,114	1,996
Net operating loss carryforward	18,469	21,039
Share-based compensation	3,696	2,984
Credits carryforward	2,300	2,489

Total long term deferred tax assets	29,288	29,652

Total deferred tax assets	37,738	40,312

Less: Valuation allowance and other reserves	(3,659)	(4,878)

Net deferred tax asset	$34,079	$35,434

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2012, we recorded certain adjustments on the valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2012, we had gross U.S. net operating loss carryforwards of approximately $91.8 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2013 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards represent the stock option deduction arising from activity under our stock option plan. As of March 31, 2012, we had net operating loss carryforwards for foreign income tax purposes of approximately $8.1 million.

During fiscal 2012, the $1.2 million decrease in the valuation allowance and other reserves from $4.9 million as of March 31, 2011 to $3.7 million as of March 31, 2012 included a $1.7 million change in valuation allowance. This is primarily because the tax holiday in Switzerland ended, and our Swiss subsidiary utilized some of its net operating losses. This utilization reduced the Swiss subsidiary’s deferred tax assets, which consequently lowered the valuation allowance balance.

At the end of fiscal 2012, we had $6.3 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. The $6.3 million has been classified under “Other Long term liabilities” on our consolidated balance sheets. Our liability for unrecognized tax benefits decreased by $3.6 million from last year, principally due to the lapse of statutes of limitation in respect of certain tax positions and the completion of an audit conducted by German tax authorities. The liability for unrecognized tax benefits was offset by an $803,000 income in current year adjustments and by an increase of $285,000 in accrued interest and penalties. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $703,000 of accrued interest and penalties at March 31, 2012.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2009	$5,295
Lapse of statute of limitations	(1,143)
Increases in balances related to tax positions taken during prior periods	254
Increases in balances related to tax positions taken during the current period	1,827

Balance as of March 31, 2010	6,233
Lapse of statute of limitations	(1,492)
Increases in balances related to tax positions taken during prior periods	362
Increases in balances related to tax positions taken during the current period	3,682

Balance as of March 31, 2011	8,785
Lapse of statute of limitations and close of foreign audit	(3,555)
Increases in balances related to tax positions taken during prior periods	285
Increases in balances related to tax positions taken during the current period	803

Balance as of March 31, 2012	$6,318

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

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements, as defined in Internal Revenue Code Section 382 and similar state provisions. In the event we had a change of ownership, utilization of carryforwards could be restricted to an

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before they can be utilized.

18.    Commitments and Contingencies

Commitments

We lease certain equipment under capital lease arrangements expiring through fiscal 2016 at interest rates of 3.6% to 6.0%. We rent certain of our facilities under operating leases expiring through fiscal 2023.

Future minimum lease payments under capital leases, operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

Fiscal Year Ended March 31,	Capital Leases	Operating Leases	Other Purchase Obligations	Total
2013	$3,179	$1,647	$18,566	$23,392
2014	2,746	1,190	6,091	10,027
2015	2,470	1,081	4,500	8,051
2016	709	764	4,500	5,973
2017	—	701	—	701
Thereafter	—	3,016	—	3,016

Total minimum payments	9,104	$8,399	$33,657	$51,160

Less: interest	580

	8,524
Less: current portion	2,873

Capitalized lease obligations, net of current portion	$5,651

Rent expense for fiscal years ended March 31, 2012, 2011 and 2010 amounted to $1.7 million, $2.1 million and $1.3 million, respectively.

As of March 31, 2012 and 2011, we had cash deposits with financial institutions of $509,000 and $593,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on our balance sheets.

On November 13, 2009, we entered into a credit agreement with BOW. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At March 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2012 and 2011.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2012

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Net revenues	$87,181	$80,041	$99,004	$101,778
Gross profit	29,955	23,152	31,478	35,035
Operating income	3,529	5,317	14,185	16,331
Net income(1)	$3,712	$5,671	$10,947	$9,976
Net income per share — basic(2)	$0.12	$0.18	$0.35	$0.32
Net income per share — diluted(2)	$0.11	$0.18	$0.34	$0.30
Weighted average shares used in per share calculation
Basic	31,288	31,203	31,383	31,508
Diluted	32,382	32,238	32,545	32,806

Fiscal Year Ended March 31, 2011

	Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Net revenues	$96,761	$91,727	$89,910	$84,875
Gross profit	31,717	29,080	31,808	29,493
Operating income	10,717	9,656	12,830	10,089
Net income(3)	$15,934	$7,306	$6,881	$6,526
Net income per share — basic(2)	$0.51	$0.23	$0.22	$0.21
Net income per share — diluted(2)	$0.49	$0.23	$0.22	$0.21
Weighted average shares used in per share calculation
Basic	31,312	31,096	31,149	31,332
Diluted	32,417	32,071	31,623	31,701

(1)	During the fourth quarter of fiscal 2012, we recorded a goodwill impairment charge of $6.4 million.

(2)	The sum of the four quarterly calculations of net income per share are not equal to the annual net income per share due to the use of quarterly weighted average shares used to determine the quarterly net income per share as compared to the annual weighted average shares used to determine the annual net income per share.

(3)	During the fourth quarter of fiscal 2011, we reduced our valuation allowances relating to domestic net operating losses to reflect our assessment that they were likely to be realized, partially offset by an increase in valuation allowance in respect of certain foreign tax jurisdictions. The net amount of these adjustments was $8.0 million. During the same quarter, we recorded impairment charges on goodwill and finite-lived intangible assets of $702,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2012. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 8, 2012 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 8, 2012

Item 9B.    Other Information

On June 6, 2012, the Compensation Committee of the Board of Directors of our company awarded Dr. Nathan Zommer, our Chairman of the Board and Chief Executive Officer, and Uzi Sasson, our President and Chief Financial Officer, $521,788 and $319,372, respectively, as cash performance compensation for fiscal 2012.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, or our 2012 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Executive Officers

The information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website at www.ixys.com and can be found by clicking to expand the “Corporate Governance” caption on the Investor Relations page, which is accessed by clicking on the Corporate button on the home page at ixys.com and then clicking on the Investor Relations button.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2012 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement.
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.14*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.17	First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation (filed on June 8, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.18	Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.

Exhibit	Title
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 8, 2012

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 8, 2012

/s/ Uzi Sasson Uzi Sasson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2012

/s/ Donald L. Feucht Donald L. Feucht	Director	June 8, 2012

/s/ Samuel Kory Samuel Kory	Director	June 8, 2012

/s/ S. Joon Lee S. Joon Lee	Director	June 8, 2012

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 8, 2012

/s/ James M. Thorburn James M. Thorburn	Director	June 8, 2012

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 8, 2012

Exhibit Index

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement.
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.14*	Fourth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	First Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2009 (filed on August 10, 2009 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.16	Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17	First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation (filed on June 8, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.18	Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.