Form 10-Q
period 2012-06-30
IXYS CORP /DE/
filed 2012-08-03
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 27, 2012 was 31,390,682.

IXYS CORPORATION

FORM 10-Q

June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$102,831	$98,604
Restricted cash	557	509
Accounts receivable, net of allowances of $2,744 at June 30, 2012 and $2,473 at March 31, 2012	45,138	48,420
Inventories	85,808	86,240
Prepaid expenses and other current assets	4,885	6,934
Deferred income taxes	8,315	8,450

Total current assets	247,534	249,157
Property, plant and equipment, net	53,149	56,071
Intangible assets, net	4,502	5,144
Deferred income taxes	25,539	25,629
Other assets	11,031	7,909

Total assets	$341,755	$343,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,573	$2,873
Current portion of loans payable	939	1,696
Accounts payable	15,551	14,427
Accrued expenses and other current liabilities	19,559	22,023

Total current liabilities	38,622	41,019
Long term income tax payable	6,449	6,456
Capitalized lease obligations, net of current portion	4,735	5,651
Long term loans, net of current portion	21,068	21,676
Pension liabilities	14,140	15,001

Total liabilities	85,014	89,803

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,862,045 issued and 31,391,105 outstanding at June 30, 2012 and 37,805,697 issued and 31,323,538 outstanding at March 31, 2012	379	378
Additional paid-in capital	199,870	198,283
Treasury stock, at cost: 6,470,940 common shares at June 30, 2012 and 6,482,159 common shares at March 31, 2012	(56,739)	(56,838)
Retained earnings	116,176	110,194
Accumulated other comprehensive income	(2,945)	2,090

Total stockholders’ equity	256,741	254,107

Total liabilities and stockholders’ equity	$341,755	$343,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2012	2011
Net revenues	$80,857	$101,778
Cost of goods sold	53,668	66,743

Gross profit	27,189	35,035

Operating expenses:
Research, development and engineering	6,649	6,933
Selling, general and administrative	11,187	11,129
Amortization of acquisition-related intangible assets	640	642

Total operating expenses	18,476	18,704

Operating income	8,713	16,331
Other income (expense):
Interest income	84	69
Interest expense	(257)	(284)
Other income (expense), net	701	(394)

Income before income tax provision	9,241	15,722
Provision for income tax	(3,234)	(5,746)

Net income	$6,007	$9,976

Net income per share:
Basic	$0.19	$0.32

Diluted	$0.19	$0.30

Weighted average shares used in per share calculation:
Basic	31,351	31,508

Diluted	32,378	32,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)
Net income	$6,007	$9,976
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $35 and $(5) for the three months ended June 30, 2012 and 2011	65	(9)
Foreign currency translation adjustments	(5,100)	1,509

Total comprehensive income	$972	$11,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,007	$9,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,277	3,377
Provision for receivable allowances	3,102	2,434
Net change in inventory provision	(1)	262
Foreign currency adjustments on intercompany amounts	(497)	471
Stock-based compensation	1,095	784
Loss on investments and disposal of fixed assets	24	127
Changes in operating assets and liabilities:
Accounts receivable	(893)	(5,060)
Inventories	(1,897)	500
Prepaid expenses and other current assets	(376)	877
Other assets	313	80
Accounts payable	1,475	(925)
Accrued expenses and other liabilities	369	2,366
Pension liabilities	(218)	(190)

Net cash provided by operating activities	11,780	15,079

Cash flows from investing activities:
Change in restricted cash	(48)	(7)
Purchases of investments	(3,919)	(8)
Purchases of property and equipment	(1,118)	(3,019)
Proceeds from sale of investments	387	25

Net cash used in investing activities	(4,698)	(3,009)

Cash flows from financing activities:
Principal payments on capital lease obligations	(745)	(774)
Repayments of loans and notes payable	(939)	(340)
Proceeds from loans	—	423
Proceeds from employee equity plans	567	1,443
Purchases of treasury stock	—	(1,550)

Net cash used in financing activities	(1,117)	(798)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,738)	384

Net increase in cash and cash equivalents	4,227	11,656
Cash and cash equivalents at beginning of period	98,604	75,406

Cash and cash equivalents at end of period	$102,831	$87,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2012 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012, or fiscal 2012, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. Recent Accounting Pronouncements and Accounting Changes

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the presentation of comprehensive income. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for us in the fiscal year beginning on April 1, 2012. Although adopting the guidance did not impact the accounting for comprehensive income, it affected the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the consolidated statements of stockholders’ equity.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2012 and March 31, 2012 (in thousands):

	June 30, 2012 (1)			March 31, 2012 (1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using

Description		Level 1	Level 2		Level 1	Level 2
	(unaudited)			(unaudited)
Marketable equity securities (2)	$4,799	$4,799	$—	$1,064	$1,064	$—
Auction rate preferred securities (2)	350	—	350	350	—	350
Derivative liabilities (3)	(220)	—	(220)	(203)	—	(203)

Total	$4,929	$4,799	$130	$1,211	$1,064	$147

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2012 and March 31, 2012. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of our long-term debt was approximately $22.0 million and $23.4 million as of June 30, 2012 and March 31, 2012, respectively. Our long-term debt is categorized as Level 2 for fair value measurement. See Note 10, “Pension Plans” for a discussion of pension liabilities.

4. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2012	March 31, 2012
	(unaudited)
Marketable equity securities	$4,799	$1,064
Auction rate preferred securities	350	350
Long term equity investments	5,038	5,340
Other items	844	1,155

Total	$11,031	$7,909

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	March 31, 2012
	(unaudited)
Raw materials	$23,325	$24,157
Work in process	38,568	40,505
Finished goods	23,915	21,578

Total	$85,808	$86,240

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	March 31, 2012
	(unaudited)
Uninvoiced goods and services	$9,865	$11,869
Compensation and benefits	6,884	7,214
Restructuring accrual	131	199
Commission, royalties and other	2,679	2,741

Total	$19,559	$22,023

7. Intangible Assets

Identified intangible assets consisted of the following as of June 30, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,858	$2,942
Customer relationships	6,100	5,234	866
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	493	694

Total identifiable intangible assets	$14,087	$9,585	$4,502

Identified intangible assets consisted of the following as of March 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,658	$3,142
Customer relationships	6,100	4,840	1,260
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	445	742

Total identifiable intangible assets	$14,087	$8,943	$5,144

8. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 150 basis points to 325 basis points, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2012 was 2.97%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2012, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at June 30, 2012 was €5.3 million, or $6.7 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $210,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2012, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

The costs in connection with the restructuring plan in Europe and Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of June 30, 2012 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

Restructuring activity as of and for the three months ended June 30, 2012 was as follows (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2012	$72	$127	$199
Cash payments	—	(64)	(64)
Currency translation adjustment	(4)	—	(4)

Balance at June 30, 2012	$68	$63	$131

We anticipate that the remaining restructuring obligations of $131,000 as of June 30, 2012 will be paid by December 31, 2013.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and

German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of June 30, 2012, the German defined benefit plan was completely unfunded. We expect to contribute approximately $917,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2013. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended June 30,
	2012	2011
	(unaudited)
Service cost	$24	$21
Interest cost on projected benefit obligation	471	522
Expected return on plan assets	(379)	(437)
Recognized actuarial loss	42	19

Net periodic pension expense	$158	$125

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three months ended June 30, 2012, there were 55,925 shares purchased under the Purchase Plan, leaving approximately 245,946 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Income Statement Classifications	2012	2011
	(unaudited)
Selling, general and administrative expenses	$1,095	$784

Stock-based compensation effect in income before taxes	1,095	784
Provision for income taxes (1)	383	282

Net stock-based compensation effects in net income	$712	$502

(1)	Estimated at a statutory income tax rate of 35% in fiscal year 2013 and 36% in fiscal year 2012.

During the three months ended June 30, 2012, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2012, approximately $6.5 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2012 and 2011, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Weighted average estimated fair value of grant per share	$5.47	$6.74	$3.67	$2.51
Risk-free interest rate	0.9%	1.9%	0.1%	0.2%
Expected term in years	6.34	5.95	0.5	0.5
Volatility	55.4%	55.7%	46.8%	44.9%
Dividend yield	0%	0%	0%	0%

Activity with respect to outstanding stock options for the three months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2012	5,472,004	$9.75
Options granted	90,000	$10.36
Options exercised	(11,219)	$6.49	$70
Options expired	(12,900)	$12.85

Balance at June 30, 2012	5,537,885	$9.76

Exercisable at June 30, 2012	3,992,010	$9.49
Exercisable at March 31, 2012	3,833,879	$9.42

(1) Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows (in thousands):

	June 30, 2012	March 31, 2012
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of taxes of $(2) at June 30, 2012 and $(37) at March 31, 2012	$(3)	$(68)
Unrecognized actuarial loss, net of tax of $(1,523)	(4,314)	(4,314)
Accumulated foreign currency translation adjustments	1,372	6,472

Total accumulated other comprehensive income (loss)	$(2,945)	$2,090

13. Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012	2011
	(unaudited)
Net income	$6,007	$9,976

Weighted average shares—basic	31,351	31,508

Weighted average shares—diluted	32,378	32,806

Net income per share—basic	$0.19	$0.32

Net income per share—diluted	$0.19	$0.30

Diluted weighted average shares includes approximately 1,027,000 and 1,298,000 common equivalent shares from stock options for the three months ended June 30, 2012 and 2011.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three months ended June 30, 2012 and 2011, there were outstanding weighted average options to purchase 1,682,804 and 619,173 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
	(unaudited)
United States	$24,922	$27,705
Europe and the Middle East
France	1,573	2,031
Germany	9,157	13,416
United Kingdom	7,124	8,002
Other	10,250	14,140
Asia Pacific
China	13,384	18,565
Japan	1,828	2,088
Korea	2,243	3,945
Malaysia	1,303	1,120
Singapore	2,645	2,484
Taiwan	1,224	2,232
Other	1,355	1,369
Rest of the World
India	1,802	2,829
Other	2,047	1,852

Total	$80,857	$101,778

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
	(unaudited)
Power semiconductors	$59,582	$76,464
Integrated circuits	15,599	18,111
Systems and RF power semiconductors	5,676	7,203

Total	$80,857	$101,778

For the three months ended June 30, 2012, two distributors accounted for 12.4% and 11.7% of our net revenues, respectively. For the three months ended June 30, 2011, the same two distributors accounted for 11.0% and 12.8% of our net revenues, respectively.

15. Income Taxes

For the three months ended June 30, 2012, we recorded income tax provisions of $3.2 million, reflecting an effective tax rate of 35.0%. For the three months ended June 30, 2011, we recorded income tax provisions of $5.7 million, reflecting an effective tax rate of 36.5%. For the three months ended June 30, 2012, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items. For the three months ended June 30, 2011, the effective tax rate was affected by the changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOW. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At June 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2012 and March 31, 2012.

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

In the quarter ended June 30, 2012, our revenues decreased by approximately $6.3 million as compared to the immediately preceding quarter, largely due to reduced demand for our products. Our revenues from sales of power semiconductors and systems and RF power semiconductors declined, while our revenues from sales of ICs increased slightly. Comparing the same periods, we experienced lower revenues in all of the major geographical areas and in all of the major market segments, except the consumer products market. Gross profit margin fell slightly, principally because of a shift in product mix towards lower margin products. During the quarter ended June 30, 2012, the proportion of our revenues obtained through distribution increased as compared to the quarter ended March 31, 2012, primarily due to the growth of sales to the consumer products market. In addition, our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses, as expressed in dollars, are expected to continue at approximately these levels. In general, our visibility regarding future performance has declined in the face of the uncertain macroeconomic outlook.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 59.4% of our revenues in the three months ended June 30, 2012 and 57.4% of our net revenues in the three months ended June 30, 2011 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.

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

We state our revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to government agencies is included under accrued expenses and other liabilities. Shipping and handling costs are included in cost of sales.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2012 and 2011, approximately $731,000 and $440,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Our distributors held approximately $11.2 million in inventory covered by this program at June 30, 2012. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2012 (in thousands):

Balance at March 31, 2012	$1,101
Additions	1,636
Deductions	(1,556)

Balance at June 30, 2012	$1,181

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2012	$28,138
Utilization or sale	(592)
Scrap	(1,053)
Additional accrual	607
Foreign currency translation adjustments	(423)

Balance at June 30, 2012	$26,677

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2012, our lower of cost or market reserve was $549,000.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Income tax. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies and other factors in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see Note 2, “Recent Accounting Pronouncements and Accounting Changes” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations — Three Months Ended June 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2012	% change	2011
	(000)		(000)
Net revenues	$80,857	(20.6)	$101,778
Cost of goods sold	53,668	(19.6)	66,743

Gross profit	$27,189	(22.4)	$35,035

Operating expenses:
Research, development and engineering	$6,649	(4.1)	$6,933
Selling, general and administrative	11,187	0.5	11,129
Amortization of acquisition-related intangible assets	640	(0.3)	642

Total operating expenses	$18,476	(1.2)	$18,704

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended June 30,
	2012	2011
Net revenues	100.0	100.0
Cost of goods sold	66.4	65.6

Gross profit	33.6	34.4

Operating expenses:
Research, development and engineering	8.2	6.8
Selling, general and administrative	13.8	10.9
Amortization of acquisition-related intangible assets	0.8	0.6

Total operating expenses	22.8	18.3

Operating income	10.8	16.1
Other income (expense), net	0.6	(0.7)

Income before income tax	11.4	15.4
Provision for income tax	(4.0)	(5.6)

Net income	7.4	9.8

Net Revenues.

The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended June 30,
	2012	% change	2011
	(000)		(000)
Power semiconductors	$59,582	(22.1)	$76,464
Integrated circuits	15,599	(13.9)	18,111
Systems and RF power semiconductors	5,676	(21.2)	7,203

Total	$80,857	(20.6)	$101,778

(1)	Includes $688,000 and $862,000 of intellectual property revenues in integrated circuits during the quarters ended June 30, 2012 and 2011, respectively. Includes $2.0 million of intellectual property revenues in power semiconductors during the quarter ended June 30, 2011.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended June 30,
	2012	% change	2011
Power semiconductors	$2.40	18.2	$2.03
Integrated circuits	$0.88	(3.3)	$0.91
Systems and RF power semiconductors	$25.45	(6.7)	$27.28

Units	Three Months Ended June 30,
	2012	% change	2011
	(000)		(000)
Power semiconductors	24,826	(32.2)	36,600
Integrated circuits	16,997	(10.5)	18,981
Systems and RF power semiconductors	223	(15.5)	264

Total	42,046	(24.7)	55,845

The following tables set forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2012		2011
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)
Europe and Middle East	$28,104	34.8	$37,589	37.0
Asia Pacific	23,982	29.7	31,803	31.2
Rest of world	3,849	4.7	4,681	4.6

International revenues	$55,935	69.2	$74,073	72.8
USA	24,922	30.8	27,705	27.2

Total	$80,857	100.0	$101,778	100.0

The 20.6% decrease in net revenues in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 reflected a decrease of $16.9 million, or 22.1%, in the sale of power semiconductors, a decrease of $2.5 million, or 13.9%, in the sale of ICs and a decrease of $1.5 million, or 21.2%, in the sale of systems and RF power semiconductors. The decrease in power semiconductors included an $8.1 million decrease in the sale of MOS products, principally from the consumer products market and the industrial and commercial market, and a $6.4 million decrease in the sale of bipolar products, primarily from the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a $1.5 million decrease in the sale of subassemblies to the industrial and commercial market.

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, the unit declines in power semiconductors and ICs were broad-based, except for an increase in shipments of solid state relays, or SSRs, to the telecom market. The decrease in unit shipments in systems and RF power semiconductors was largely the result of reduced shipments of RF power semiconductors.

For the three months ended June 30, 2012 as compared to the comparable period of the previous fiscal year, the changes in the ASPs were largely due to changes in the mix of products sold. The ASP of power semiconductors increased, as our sales to the higher-priced medical market were a higher proportion of power semiconductor revenues. The ASP of ICs decreased as a result of fewer shipments of higher-priced products, such as microcontrollers. The ASP of systems and RF power semiconductors decreased because of reduced sales of subassemblies.

Intellectual property revenues, consisting of sales, licensing fees and royalties, decreased from $2.9 million in the quarter ended June 30, 2011 to $688,000 in the quarter ended June 30, 2012. Intellectual property sales and license fees, which were nonrecurring in nature, were $2.0 million in the quarter ended June 30, 2011 and zero in the quarter ended June 30, 2012.

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major market segments.

For the three months ended June 30, 2012, two distributors accounted for 12.4% and 11.7% of our net revenues, respectively. For the three months ended June 30, 2011, the same two distributors accounted for 11.0% and 12.8%, respectively, of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit decreased to $27.2 million in the three months ended June 30, 2012 from $35.0 million in the three months ended June 30, 2011. Gross profit margin decreased to 33.6% in the quarter ended June 30, 2012 from 34.4% in the quarter ended June 30, 2011. Gross profit decreased primarily because of reduced revenues. The lower gross profit margin was primarily related to $2.0 million in one-time intellectual property revenues that occurred in the quarter ended June 30, 2011, which carried a gross profit margin approaching 100%. The absence of these revenues in the 2012 period was partially offset by a shift in product mix, as medical market revenues as a percentage of total net revenues increased slightly in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2012 were 8.2% as compared to 6.8% for the three months ended June 30, 2011. The increase in the percentage primarily resulted from reduced net revenues. Expressed in dollars, for the three months ended June 30, 2012 as compared to the same period of the prior year, our R&D expenses decreased by approximately $284,000, or 4.1%, primarily as a result of a reduction in outside consulting expenses.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2012 were 13.8% as compared to 10.9% for the three months ended June 30, 2011. The increase in the percentage primarily resulted from reduced net revenues. Expressed in dollars, SG&A expenses remained relatively flat in the three months ended June 30, 2012 as compared to the same period in the prior fiscal year.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog. For the three months ended June 30, 2012, we recorded amortization expenses on acquisition-related intangible assets of $640,000 as compared to $642,000 for the same period in fiscal 2011.

Other Income (Expense), net.

In the quarter ended June 30, 2012, other income, net, was $701,000 as compared to other expense, net, of $394,000 in the quarter ended June 30, 2011. The difference was primarily related to fluctuations in foreign currency exchange rates. Other income, net, in the three months ended June 30, 2012 principally consisted of $724,000 in gains associated with changes in exchange rates for foreign currency transactions. Other expense, net in the three months ended June 30, 2011 consisted principally of $519,000 in losses associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax.

For the three months ended June 30, 2012 and 2011, we recorded income tax provisions of $3.2 million and $5.7 million, reflecting effective tax rates of 35.0% and 36.5%, respectively. For the three months ended June 30, 2012, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items. For the three months ended June 30, 2011, the effective tax rate was affected by the changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents were $102.8 million as compared to $98.6 million at March 31, 2012.

Our cash provided by operating activities for the three months ended June 30, 2012 was $11.8 million, a decrease of $3.3 million as compared to the $15.1 million in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $4.4 million in net income and total adjustments to reconcile net income, partially offset by an increase of $1.1 million in net changes in operating assets and liabilities.

The decrease in net income and total adjustments to reconcile net income was caused by the decline in net revenues. The changes in operating assets and liabilities for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were primarily caused by the following: accounts receivables decreased because of reduced revenues in June 2012 quarter; accounts payable increased because of differences in the timing of payment; inventory increased because of an increase in raw materials purchased and changing customer demand; and accrued expenses and other liabilities decreased because of a reduced income tax accrual.

Our net cash used in investing activities for the three months ended June 30, 2012 was $4.7 million, as compared to net cash used in investing activities of $3.0 million during the three months ended June 30, 2011. During the three months ended June 30, 2012, cash used in investing activities principally reflected $3.9 million in investments and $1.1 million in purchases of property and equipment. During the three months ended June 30, 2011, we spent $3.0 million on the purchase of property and equipment.

For the three months ended June 30, 2012, net cash used in financing activities was $1.1 million, as compared to net cash used in financing activities of $798,000 in the three months ended June 30, 2011. During the three months ended June 30, 2012, we used $1.7 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $567,000. During the three months ended June 30, 2011, we used $1.6 million for the purchase of treasury stock and $1.1 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.4 million.

At June 30, 2012, capital lease obligations and loans payable totalled $29.3 million. This represented 28.5% of our cash and cash equivalents and 11.4% of our stockholders’ equity.

We are obligated on a €5.3 million, or $6.7 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $210,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At June 30, 2012, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2012, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2012 was $14.1 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2012. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Increases in the value of the Euro or the British pound could cause or increase losses associated with changes in exchange rates for foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Conversely, actions in emerging markets, such as China, to limit inflation or to address asset or other “bubbles” could also adversely affect gross domestic products or the growth thereof, and result in reduced product orders or increased bad debt expense for us.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

Our requirements typically represent a small portion of the total production of the external foundries that manufacture our wafers and products. One or more of these external foundries may not continue to produce wafers for us or continue to advance the process design technologies on which the manufacturing of our products is based. If we are required to transition production from one foundry to another, we may make large last-time buys of product at the foundry that we are exiting, which could eventually result in substantial inventory write-offs if semiconductors are not sold or utilized. These circumstances could harm our ability to deliver our products or increase our costs.

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

We are also transferring some accounting functions to our Philippine subsidiary from other locations. These transfers involve changing accounting systems and implementing different software from that previously used.

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

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of long-lived assets may not be recoverable include a decline in future cash flows and slower growth rates in our industry.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 27, 2012, approximately 21.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 30, 2012, the Compensation Committee of the Board of Directors of our company, or the Committee, made certain determinations regarding the fiscal 2013 cash performance compensation program for Dr. Nathan Zommer, the Chief Executive Officer of our company, and Mr. Uzi Sasson, the President of our company. For Dr. Zommer, the Committee established a target award of $725,000. For Mr. Sasson, the target award is $443,750. For each executive, his potential maximum award is 1.4 times the amount of his target award and his potential threshold award is 0.4 times the amount of his target award.

The fiscal 2013 objectives are as follows:

1. Net revenues;

2. Gross margin;

3. Cash flow from operations; and

4. Discretionary.

Weights are accorded each objective. The first three objectives will be quantitative in nature and the fourth objective will involve a qualitative assessment. Each of the quantitative objectives will consist of three numbers, with a number corresponding to each of the concepts of threshold, target and maximum. While the discretionary objective is to be evaluated individually, the quantitative objectives for the two executives are the same.

In setting the potential cash performance compensation, objectives and weights, the Committee approved the following language:

“The potential cash performance compensation and objectives, along with the weights accorded the objectives, represent guidelines for the Committee to use in evaluating the performance compensation to be paid to an executive and for the executive to use in understanding the goals of the Compensation Committee for performance. As guidelines, the potential cash performance compensation, objectives and weights are not determinative in and of themselves of the amount of the cash performance compensation. The amount of cash performance compensation will be determined by the Committee in light of its evaluation of the executive’s performance in total and not based on the mechanical application of any formula. The Committee may decide to award additional amounts for performance in excess of an objective or award lesser amounts for partial performance of an objective. The Committee may also consider factors not set forth below in ultimately determining the amount of the cash performance compensation. Thus, the amount of the cash performance compensation to be paid is in the discretion of the Committee, to be determined after completion of the fiscal year.”

ITEM 6. EXHIBITS

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012.

10.2	Second Amended Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.