Form 10-Q
period 2012-09-30
IXYS CORP /DE/
filed 2012-11-02
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 24, 2012 was 31,180,672.

IXYS CORPORATION

FORM 10-Q

September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$104,687	$98,604
Restricted cash	564	509
Accounts receivable, net of allowances of $3,023 at September 30, 2012 and $2,473 at March 31, 2012	38,130	48,420
Inventories	89,583	86,240
Prepaid expenses and other current assets	6,569	6,934
Deferred income taxes	8,410	8,450

Total current assets	247,943	249,157
Property, plant and equipment, net	52,760	56,071
Intangible assets, net	4,017	5,144
Deferred income taxes	25,415	25,629
Other assets	12,161	7,909

Total assets	$342,296	$343,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,535	$2,873
Current portion of loans payable	961	1,696
Accounts payable	14,215	14,427
Accrued expenses and other current liabilities	17,637	22,023

Total current liabilities	35,348	41,019
Long term income tax payable	6,470	6,456
Capitalized lease obligations, net of current portion	4,229	5,651
Long term loans, net of current portion	20,965	21,676
Pension liabilities	14,288	15,001

Total liabilities	81,300	89,803

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,861,622 issued and 31,197,704 outstanding at September 30, 2012 and 37,805,697 issued and 31,323,538 outstanding at March 31, 2012	379	378
Additional paid-in capital	200,907	198,283
Treasury stock, at cost: 6,663,918 common shares at September 30, 2012 and 6,482,159 common shares at March 31, 2012	(58,608)	(56,838)
Retained earnings	118,479	110,194
Accumulated other comprehensive income (loss)	(161)	2,090

Total stockholders’ equity	260,996	254,107

Total liabilities and stockholders’ equity	$342,296	$343,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$68,461	$99,004	$149,318	$200,782
Cost of goods sold	47,943	67,526	101,611	134,269

Gross profit	20,518	31,478	47,707	66,513

Operating expenses:
Research, development and engineering	6,752	6,504	13,401	13,437
Selling, general and administrative	9,905	10,186	21,092	21,315
Amortization of acquisition-related intangible assets	484	603	1,124	1,245

Total operating expenses	17,141	17,293	35,617	35,997

Operating income	3,377	14,185	12,090	30,516
Other income (expense):
Interest income	84	92	168	161
Interest expense	(234)	(293)	(491)	(577)
Other income, net	206	1,661	907	1,267

Income before income tax provision	3,433	15,645	12,674	31,367
Provision for income tax	(1,076)	(4,698)	(4,310)	(10,444)

Net income	$2,357	$10,947	$8,364	$20,923

Net income per share:
Basic	$0.08	$0.35	$0.27	$0.67

Diluted	$0.07	$0.34	$0.26	$0.64

Weighted average shares used in per share calculation:
Basic	31,310	31,383	31,331	31,445

Diluted	31,975	32,545	32,192	32,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$2,357	$10,947	$8,364	$20,923
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $189 and $224 for the three and six months ended September 30, 2012 and net of taxes of $(43) and $(48) for the three and six months ended September 30, 2011	351	(80)	416	(89)
Foreign currency translation adjustments	2,433	(4,822)	(2,667)	(3,313)

Total comprehensive income	$5,141	$6,045	$6,113	$17,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,364	$20,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,358	6,807
Provision for receivable allowances	6,217	4,880
Net change in inventory provision	337	322
Foreign currency adjustments on intercompany amounts	(470)	(757)
Stock-based compensation	2,131	1,582
Loss on investments and disposal of fixed assets	31	124
Changes in operating assets and liabilities:
Accounts receivable	3,468	(6,288)
Inventories	(4,696)	(5,480)
Prepaid expenses and other current assets	(1,239)	1,102
Other assets	415	121
Accounts payable	(104)	152
Accrued expenses and other liabilities	(2,497)	5,984
Pension liabilities	(433)	(402)

Net cash provided by operating activities	17,882	29,070

Cash flows from investing activities:
Change in restricted cash	(55)	11
Purchases of investments	(4,517)	(188)
Purchases of property and equipment	(2,780)	(6,296)
Proceeds from sale of investments	387	25

Net cash used in investing activities	(6,965)	(6,448)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,435)	(1,671)
Repayments of loans and notes payable	(1,174)	(705)
Proceeds from loans	—	423
Proceeds from employee equity plans	762	1,795
Purchases of treasury stock	(2,118)	(7,037)

Net cash used in financing activities	(3,965)	(7,195)

Effect of exchange rate fluctuations on cash and cash equivalents	(869)	(747)

Net increase in cash and cash equivalents	6,083	14,680
Cash and cash equivalents at beginning of period	98,604	75,406

Cash and cash equivalents at end of period	$104,687	$90,086

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

In July 2012, FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the amendments in this guidance, an entity has the option to assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying value. The amendments are effective for us in the fiscal year beginning on April 1, 2013 and early adoption is permitted. We are currently evaluating the impact that the adoption of the amendments will have on our condensed consolidated financial statements and disclosures.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2012 and March 31, 2012 (in thousands):

	September 30, 2012 (1)			March 31, 2012 (1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
Description		Level 1	Level 2		Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$71,835	$71,835	$—	$69,369	$69,369	$—
Marketable equity securities (3)	5,939	5,939	—	1,064	1,064	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(255)	—	(255)	(203)	—	(203)

Total	$77,869	$77,774	$95	$70,580	$70,433	$147

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2012 and March 31, 2012. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Long term loans, which primarily consist of loans from banks, approximate fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of our long-term debt was approximately $21.9 million and $23.4 million as of September 30, 2012 and March 31, 2012, respectively. Our long-term debt is categorized as Level 2 for fair value measurement. See Note 10, “Pension Plans” for a discussion of pension liabilities.

4. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2012	March 31, 2012
	(unaudited)
Marketable equity securities	$5,939	$1,064
Auction rate preferred securities	350	350
Long term equity investments	5,130	5,340
Other items	742	1,155

Total	$12,161	$7,909

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	March 31, 2012
	(unaudited)
Raw materials	$21,438	$23,200
Work in process	41,345	41,570
Finished goods	26,800	21,470

Total	$89,583	$86,240

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	March 31, 2012
	(unaudited)
Uninvoiced goods and services	$8,397	$11,869
Compensation and benefits	6,629	7,214
Commission, royalties and other	2,611	2,940

Total	$17,637	$22,023

7. Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$2,058	$2,742
Customer relationships	6,100	5,471	629
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	541	646

Total identifiable intangible assets	$14,087	$10,070	$4,017

Identified intangible assets consisted of the following as of March 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,658	$3,142
Customer relationships	6,100	4,840	1,260
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	445	742

Total identifiable intangible assets	$14,087	$8,943	$5,144

8. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 150 basis points to 325 basis points, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2012 was 2.83%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2012, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at September 30, 2012 was €5.2 million, or $6.6 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $215,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2012, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

The costs in connection with the restructuring plans in Europe and the Zilog lease and exit costs have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations.

Restructuring activity as of and for the three and six months ended September 30, 2012 was as follows (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2012	$72	$127	$199
Cash payments	—	(64)	(64)
Currency translation adjustment	(4)	—	(4)

Balance at June 30, 2012	68	63	131
Cash payments	—	(63)	(63)
Currency translation adjustment	1	—	1

Balance at September 30, 2012	$69	$—	$69

We anticipate that the remaining restructuring obligations of $69,000 as of September 30, 2012 will be paid by December 31, 2013.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan is held by a separate legal entity. As of September 30, 2012, the German defined benefit plan was completely unfunded. We expect to contribute approximately $917,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2013. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Service cost	$25	$21	$49	$42
Interest cost on projected benefit obligation	468	515	939	1,037
Expected return on plan assets	(379)	(432)	(758)	(869)
Recognized actuarial loss	42	19	84	38

Net periodic pension expense	$156	$123	$314	$248

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the six months ended September 30, 2012, there were 55,925 shares purchased under the Purchase Plan, leaving approximately 245,946 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2012	2011	2012	2011
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$1,036	$798	$2,131	$1,582

Stock-based compensation effect in income before taxes	1,036	798	2,131	1,582
Provision for income taxes (1)	363	287	746	570

Net stock-based compensation effects in net income	$673	$511	$1,385	$1,012

(1)	Estimated at a statutory income tax rate of 35% in fiscal year 2013 and 36% in fiscal year 2012.

During the six months ended September 30, 2012, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2012, approximately $6.0 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the six months ended September 30, 2012 and 2011, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Weighted average estimated fair value of grant per share	$5.01	$6.22	$5.21	$6.44	$3.67	$2.51
Risk-free interest rate	1.0%	1.1%	1.0%	1.4%	0.1%	0.2%
Expected term in years	6.34	5.72	6.34	5.82	0.5	0.5
Volatility	55.5%	55.4%	55.4%	55.5%	46.8%	44.9%
Dividend yield	—	—	—	—	—	—

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the six months ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2012	5,472,004	$9.75
Options granted	205,000	$9.85
Options exercised	(39,469)	$6.77	$155
Options cancelled	(39,925)	$7.29
Options expired	(98,975)	$5.94

Balance at September 30, 2012	5,498,635	$9.87

Exercisable at September 30, 2012	4,076,385	$9.74
Exercisable at March 31, 2012	3,833,879	$9.42

(1) Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows (in thousands):

	September 30, 2012	March 31, 2012
	(unaudited)
Accumulated net unrealized gain (loss) on available-for-sale investments securities, net of taxes of $187 at September 30, 2012 and $(37) at March 31, 2012	$348	$(68)
Unrecognized actuarial loss, net of tax of $(1,523)	(4,314)	(4,314)
Accumulated foreign currency translation adjustments	3,805	6,472

Total accumulated other comprehensive income (loss)	$(161)	$2,090

13. Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$2,357	$10,947	$8,364	$20,923

Weighted average shares—basic	31,310	31,383	31,331	31,445

Weighted average shares—diluted	31,975	32,545	32,192	32,669

Net income per share—basic	$0.08	$0.35	$0.27	$0.67

Net income per share—diluted	$0.07	$0.34	$0.26	$0.64

Diluted weighted average shares includes approximately 665,000 and 1,162,000 common equivalent shares from stock options for the three months ended September 30, 2012 and 2011, and approximately 861,000 and 1,224,000 common equivalent shares from stock options for the six months ended September 30, 2012 and 2011.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and six months ended September 30, 2012, there were outstanding weighted average options to purchase 2,779,738 and 2,018,330 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and six months ended September 30, 2011, there were outstanding weighted average options to purchase 606,173 and 738,137 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$20,241	$27,562	$45,163	$55,267
Europe and the Middle East
France	1,125	1,915	2,698	3,946
Germany	7,446	12,888	16,603	26,304
United Kingdom	6,429	8,430	13,553	16,432
Other	9,227	13,643	19,477	27,783
Asia Pacific
China	10,586	16,971	23,970	35,536
Japan	1,717	2,607	3,545	4,695
Korea	2,082	3,004	4,325	6,949
Malaysia	1,146	1,036	2,449	2,156
Singapore	2,509	3,101	5,154	5,585
Taiwan	1,253	1,765	2,477	3,997
Other	1,319	1,717	2,674	3,086
Rest of the World
India	1,470	2,425	3,272	5,254
Other	1,911	1,940	3,958	3,792

Total	$68,461	$99,004	$149,318	$200,782

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Power semiconductors	$48,203	$74,731	$107,785	$151,195
Integrated circuits	15,100	16,949	30,699	35,060
Systems and RF power semiconductors	5,158	7,324	10,834	14,527

Total	$68,461	$99,004	$149,318	$200,782

For the three and six months ended September 30, 2012, one distributor accounted for 14.1% and 13.2% of our net revenues, respectively, and another distributor accounted for 10.0% and 10.9% of our net revenues, respectively. For the three and six months ended September 30, 2011, one distributor accounted for 11.8% and 12.3% of our net revenues, respectively, and another distributor accounted for 11.2% and 11.1% of our net revenues, respectively.

15. Income Taxes

For the three and six months ended September 30, 2012, we recorded income tax provisions of $1.1 million and $4.3 million, reflecting effective tax rates of 31.3% and 34.0%, respectively. For the three and six months ended September 30, 2011, we recorded income tax provisions of $4.7 million and $10.4 million, reflecting effective tax rates of 30.0% and 33.3%, respectively. For the three and six months ended September 30, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOW. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At September 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2012 and March 31, 2012.

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

Over the past two quarters, our net revenues have declined. Our product revenues from sales of power semiconductors and systems and RF power semiconductors decreased, while our product revenues from sales of ICs fluctuated from quarter to quarter. During the quarter ended September 30, 2012, our revenues fell across all major geographic regions and our sales to all major market segments declined as compared to the immediately preceding quarter. In addition, our selling, general and administrative expenses, or SG&A expenses, decreased, mainly because of reduced sales and personnel expenses. Our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In future periods, both our SG&A and R&D expenses, as expressed in dollars, are expected to continue at approximately these levels. In general, our visibility regarding future performance has declined in the face of the uncertain macroeconomic outlook.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 58.6% of our net revenues in the six months ended September 30, 2012 and 56.2% of our net revenues in the six months ended September 30, 2011 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms generally transfer the risk of loss at the shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2012 and 2011, approximately $1.4 million and $913,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to a distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2012 (in thousands):

Balance at March 31, 2012	$1,101
Additions	1,636
Deductions	(1,556)

Balance at June 30, 2012	1,181
Additions	2,281
Deductions	(1,862)

Balance at September 30, 2012	$1,600

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

Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not write it up when it is subsequently utilized, sold or scrapped. We do not physically segregate excess inventory nor do we assign unique tracking numbers to it in our accounting systems. Consequently, we cannot isolate the sales prices of excess inventory from the sales prices of non-excess inventory. Therefore, we are unable to report the amount of gross profit resulting from the sale of excess inventory or quantify the favorable impact of such gross profit on our gross profit margin.

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2012	$28,138
Utilization or sale	(592)
Scrap	(1,053)
Additional accrual	607
Foreign currency translation adjustments	(423)

Balance at June 30, 2012	26,677
Utilization or sale	(480)
Scrap	(473)
Additional accrual	766
Foreign currency translation adjustments	216

Balance at September 30, 2012	$26,706

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because our products do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the utilization, sale or scrapping of excess inventory.

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2012, our lower of cost or market reserve was $642,000.

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

Results of Operations — Three and Six Months Ended September 30, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended September 30,			Six Months Ended September 30,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Net revenues	$68,461	(30.9)	$99,004	$149,318	(25.6)	$200,782
Cost of goods sold	47,943	(29.0)	67,526	101,611	(24.3)	134,269

Gross profit	$20,518	(34.8)	$31,478	$47,707	(28.3)	$66,513

Operating expenses:
Research, development and engineering	$6,752	3.8	$6,504	$13,401	(0.3)	$13,437
Selling, general and administrative	9,905	(2.8)	10,186	21,092	(1.0)	21,315
Amortization of acquisition-related intangible assets	484	(19.7)	603	1,124	(9.7)	1,245

Total operating expenses	$17,141	(0.9)	$17,293	$35,617	(1.1)	$35,997

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended September 30,		% of Net Revenues Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	70.0	68.2	68.1	66.9

Gross profit	30.0	31.8	31.9	33.1

Operating expenses:
Research, development and engineering	9.9	6.6	9.0	6.7
Selling, general and administrative	14.5	10.3	14.1	10.6
Amortization of acquisition-related intangible assets	0.7	0.6	0.7	0.6

Total operating expenses	25.1	17.5	23.8	17.9

Operating income	4.9	14.3	8.1	15.2
Other income, net	0.1	1.5	0.4	0.4

Income before income tax	5.0	15.8	8.5	15.6
Provision for income tax	(1.6)	(4.7)	(2.9)	(5.2)

Net income	3.4	11.1	5.6	10.4

Net Revenues.

The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended September 30,			Six Months Ended September 30,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Power semiconductors	$48,203	(35.5)	$74,731	$107,785	(28.7)	$151,195
Integrated circuits	15,100	(10.9)	16,949	30,699	(12.4)	35,060
Systems and RF power semiconductors	5,158	(29.6)	7,324	10,834	(25.4)	14,527

Total	$68,461	(30.9)	$99,004	$149,318	(25.6)	$200,782

(1)	Includes $724,000 and $832,000 of intellectual property revenues in integrated circuits during the quarters ended September 30, 2012 and 2011, respectively. Includes $1.4 million of intellectual property revenues in integrated circuits during the six months ended September 30, 2012. Includes $2.0 million of intellectual property revenues in power semiconductors and $1.7 million of intellectual property revenues in integrated circuits during the six months ended September 30, 2011.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended September 30,			Six Months Ended September 30,
	2012	% change	2011	2012	% change	2011
Power semiconductors	$2.15	(1.8)	$2.19	$2.28	8.1	$2.11
Integrated circuits	$0.88	(1.1)	$0.89	$0.88	(2.2)	$0.90
Systems and RF power semiconductors	$30.70	(30.4)	$44.12	$27.71	(18.0)	$33.78

Units	Three Months Ended September 30,			Six Months Ended September 30,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Power semiconductors	22,451	(34.3)	34,191	47,277	(33.2)	70,791
Integrated circuits	16,383	(9.2)	18,038	33,380	(9.8)	37,019
Systems and RF power semiconductors	168	1.2	166	391	(9.1)	430

Total	39,002	(25.6)	52,395	81,048	(25.1)	108,240

The following tables set forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)		(000)		(000)
Europe and Middle East	$24,227	35.4	$36,876	37.2	$52,331	35.0	$74,465	37.1
Asia Pacific	20,612	30.1	30,201	30.5	44,594	29.9	62,004	30.9
Rest of world	3,381	4.9	4,365	4.5	7,230	4.9	9,046	4.5

International revenues	$48,220	70.4	$71,442	72.2	$104,155	69.8	$145,515	72.5
USA	20,241	29.6	27,562	27.8	45,163	30.2	55,267	27.5

Total revenues	$68,461	100.0	$99,004	100.0	$149,318	100.0	$200,782	100.0

The 30.9% decrease in net revenues in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 reflected a decrease of $26.6 million, or 35.5%, in the sale of power semiconductors, a decrease of $2.2 million, or 29.6%, in the sale of systems and RF power semiconductors and a decrease of $1.8 million, or 10.9%, in the sale of ICs. The decrease in power semiconductors included a $15.2 million decrease in the sale of bipolar products, primarily from the industrial and commercial market, and a $10.2 million decrease in the sale of MOS products, principally from the medical and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a $1.7 million decrease in the sale of subassemblies to the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by reduced sales of microcontrollers.

The 25.6% decrease in net revenues in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 reflected a decrease of $43.4 million, or 28.7%, in the sale of power semiconductors, a decrease of $4.4 million, or 12.4%, in the sale of ICs and a decrease of $3.7 million, or 25.4%, in the sale of systems and RF power semiconductors. The decrease in power semiconductors included a $21.6 million decrease in the sale of bipolar products, primarily from the industrial and commercial market, and an $18.3 million decrease in the sale of MOS products, principally from the medical market and the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a $3.2 million decrease in the sale of subassemblies to the industrial and commercial market.

For the three and six months ended September 30, 2012 as compared to the comparable periods of the previous fiscal year, the reductions in the ASPs of our product lines were due to shifts in our product mix toward the sale of lower-priced products, rather than changes in product prices. However, the increased ASP in power semiconductors from the six months ended September 30, 2011 to the six months ended September 30, 2012 was primarily caused by fewer shipments of lower-priced products.

For the three and six months ended September 30, 2012 as compared to the three and six months ended September 30, 2011, the decreases in unit shipments in our product lines were broad-based, except for relatively flat unit shipments in systems and RF power semiconductors when comparing the three months ended September 30, 2011 to the three months ended September 30, 2012.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and six months ended September 30, 2012 were $724,000 and $1.4 million, respectively, as compared to $832,000 and $3.7 million for the three and six months ended September 30, 2011. Intellectual property sales and licensing fees, which were nonrecurring in nature, were $2.0 million in the three and six months ended September 30, 2011 and zero in the three and six months ended September 30, 2012, respectively.

For the three and six months ended September 30, 2012 as compared to the three and six months ended September 30, 2011, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major market segments.

For the three and six months ended September 30, 2012, one distributor accounted for 14.1% and 13.2% of our net revenues, respectively, and another distributor accounted for 10.0% and 10.9% of our net revenues, respectively. For the three and six months ended September 30, 2011, one distributor accounted for 11.8% and 12.3% of our net revenues, respectively, and another distributor accounted for 11.2% and 11.1% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit margin decreased to 30.0% in the three months ended September 30, 2012 from 31.8% in the three months ended September 30, 2011. Gross profit margin fell to 31.9% in the six months ended September 30, 2012 from 33.1% in the six months ended September 30, 2011. For the three and six months ended September 30, 2012 as compared to the comparable periods of the preceding fiscal year, gross profit decreased by $11.0 million and $18.8 million, respectively. For both periods, gross profits in absolute dollars declined primarily because of reduced revenues. The lower gross profit margins were primarily due to underutilized capacity. For the six months ended September 30, 2011, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2012 were 9.9% and 9.0%, respectively, as compared to 6.6% and 6.7% for the three and six months ended September 30, 2011. The increase in the percentages primarily resulted from reduced net revenues. Expressed in dollars, for the three and six months ended September 30, 2012 as compared to the same periods of the prior year, our R&D expenses remained relatively consistent.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2012 were 14.5% and 14.1% as compared to 10.3% and 10.6% for the three and six months ended September 30, 2011. The increase in the percentages primarily resulted from reduced net revenues. Expressed in dollars, SG&A expenses decreased for the three and six months ended September 30, 2012 as compared to the same periods in the prior fiscal year, primarily due to lower sales commissions as a result of reduced revenues.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog. These assets are amortized based upon their estimated useful lives up to 72 months. For the three and six months ended September 30, 2012, we recorded amortization expenses on acquisition-related intangible assets of $484,000 and $1.1 million, respectively. For the three and six months ended September 30, 2011, we recorded amortization expenses on acquisition-related intangible assets of $603,000 and $1.2 million, respectively.

Other Income (Expense), net.

In the quarter ended September 30, 2012, other income, net was $206,000 as compared to other income, net of $1.7 million in the quarter ended September 30, 2011. The other income, net in the three months ended September 30, 2012 principally consisted of insurance compensation for the flood in Thailand that occurred in 2011. The other income, net in the three months ended September 30, 2011 consisted principally of $1.4 million in gains associated with changes in exchange rates for foreign currency transactions.

For the six months ended September 30, 2012, other income, net was $907,000, as compared to other income, net of $1.3 million in the six months ended September 30, 2011. For the six months ended September 30, 2012, other income, net consisted principally of $675,000 in gains associated with changes in exchange rates for foreign currency transactions. For the six months ended September 30, 2011, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $929,000.

Provision for Income Tax.

For the three and six months ended September 30, 2012, we recorded income tax provisions of $1.1 million and $4.3 million, reflecting effective tax rates of 31.3% and 34.0%, respectively. For the three and six months ended September 30, 2011, we recorded income tax provisions of $4.7 million and $10.4 million, reflecting effective tax rates of 30.0% and 33.3%, respectively. For the three and six months ended September 30, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents were $104.7 million as compared to $98.6 million at March 31, 2012.

Our cash provided by operating activities for the six months ended September 30, 2012 was $17.9 million, a decrease of $11.2 million as compared to the $29.1 million of cash provided in the comparable period of the prior year. The change in our operating cash flow was primarily due to reduced revenues, as net income and adjustments to reconcile net income to net cash fell by $10.9 million.

Our net cash used in investing activities for the six months ended September 30, 2012 was $7.0 million, as compared to net cash used in investing activities of $6.4 million during the six months ended September 30, 2011. During the six months ended September 30, 2012, our uses of cash for investing activities principally reflected an increase in marketable securities of $4.5 million and capital expenditures of $2.8 million. During the six months ended September 30, 2011, our principal use of cash was to purchase property and equipment.

For the six months ended September 30, 2012, net cash used in financing activities was $4.0 million, as compared to net cash used in financing activities of $7.2 million in the six months ended September 30, 2011. During the six months ended September 30, 2012, we used $2.1 million for the purchase of treasury stock and $2.6 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $762,000. During the six months ended September 30, 2011, we used $7.0 million for the purchase of treasury stock and $2.4 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.8 million.

At September 30, 2012, capital lease obligations and loans payable totalled $28.7 million. This represented 27.4% of our cash and cash equivalents and 11.0% of our stockholders’ equity.

We are obligated on a €5.2 million, or $6.6 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $215,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At September 30, 2012, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2012, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2012, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at September 30, 2012 was $14.3 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at September 30, 2012. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Given the nature of the markets in which we participate, as well as macroeconomic uncertainties, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year. For example, from fiscal 2005 to fiscal 2006 and from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

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

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us. In this regard, we expect that we will cease using the Samsung Electronics facility in Kiheung, South Korea as an external foundry at some future date. If growth in demand for our products occurs, our external foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or our growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

Acquisitions, expansion, technological and administrative changes and vendor updates place a significant strain on our information systems.

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

In improving, consolidating, changing or updating our operational and financial systems, procedures and controls, we would expect to periodically implement new or different software and other systems that will affect our internal operations regionally or globally. The conversion process from one system to another is complex and could require, among other things, that data from the existing system be made compatible with the upgraded or different system.

In connection with any of the foregoing, we could experience errors, interruptions, delays, cessations of service and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, interruption, cessation, transition or conversion, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, increase expense or adversely affect our results of operations, cash flows, stock price or reputation.

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation

New regulations related to conflict-free minerals will force us to incur additional expenses

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there will be additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 24, 2012, approximately 21.5% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 – July 31, 2012	—	(2)	—	371,221
August 1, 2012 – August 31, 2012	206,831	$9.54	206,831	1,164,390
September 1, 2012 – September 30, 2012	14,397	$9.49	14,397	1,149,993

Total	221,228	$9.53	221,228

(1)	On February 4, 2011, we announced that our Board of Directors had authorized a program to repurchase up to 1,000,000 shares of our common stock. On August 24, 2012, our Board of Directors authorized another program to repurchase up to 1,000,000 shares of our common stock.

(2)	Not applicable.

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
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

10.2	Second Amended Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.