Form 10-Q
period 2012-12-31
IXYS CORP /DE/
filed 2013-02-01
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 24, 2013 was 30,841,192.

IXYS CORPORATION

FORM 10-Q

December 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$106,635	$98,604
Restricted cash	323	509
Accounts receivable, net of allowances of $2,435 at December 31, 2012 and $2,473 at March 31, 2012	31,803	48,420
Inventories	87,384	86,240
Prepaid expenses and other current assets	5,428	6,934
Deferred income taxes	8,464	8,450

Total current assets	240,037	249,157
Property, plant and equipment, net	54,331	56,071
Intangible assets, net	3,455	5,144
Deferred income taxes	26,089	25,629
Other assets	10,359	7,909

Total assets	$334,271	$343,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,506	$2,873
Current portion of loans payable	16,209	1,696
Accounts payable	10,915	14,427
Accrued expenses and other current liabilities	14,792	22,023

Total current liabilities	44,422	41,019
Long term income tax payable	6,460	6,456
Capitalized lease obligations, net of current portion	3,710	5,651
Long term loans, net of current portion	5,879	21,676
Pension liabilities	14,266	15,001

Total liabilities	74,737	89,803

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,921,213 issued and 30,835,192 outstanding at December 31, 2012 and 37,805,697 issued and 31,323,538 outstanding at March 31, 2012	379	378
Additional paid-in capital	202,043	198,283
Treasury stock, at cost: 7,086,021 common shares at December 31, 2012 and 6,482,159 common shares at March 31, 2012	(62,436)	(56,838)
Retained earnings	118,629	110,194
Accumulated other comprehensive income	919	2,090

Total stockholders’ equity	259,534	254,107

Total liabilities and stockholders’ equity	$334,271	$343,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenues	$63,812	$80,041	$213,130	$280,823
Cost of goods sold	44,753	56,889	146,364	191,158

Gross profit	19,059	23,152	66,766	89,665

Operating expenses:
Research, development and engineering	6,532	6,368	19,933	19,805
Selling, general and administrative	9,490	10,827	30,582	32,142
Amortization of acquisition-related intangible assets	559	640	1,683	1,885

Total operating expenses	16,581	17,835	52,198	53,832

Operating income	2,478	5,317	14,568	35,833
Other income (expense):
Interest income	113	85	281	246
Interest expense	(228)	(282)	(719)	(859)
Other income (expense), net	(392)	862	515	2,129

Income before income tax provision	1,971	5,982	14,645	37,349
Provision for income tax	(782)	(311)	(5,092)	(10,755)

Net income	$1,189	$5,671	$9,553	$26,594

Net income per share:
Basic	$0.04	$0.18	$0.31	$0.85

Diluted	$0.04	$0.18	$0.30	$0.82

Cash dividends per common share	$0.03	$—	$0.03	$—

Weighted average shares used in per share calculation:
Basic	31,005	31,203	31,222	31,335

Diluted	31,487	32,238	31,917	32,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$1,189	$5,671	$9,553	$26,594
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $(668) and $(444) for the three and nine months ended December 31, 2012 and net of taxes of $8 and $(40) for the three and nine months ended December 31, 2011	(1,241)	14	(825)	(75)
Foreign currency translation adjustments	2,321	(3,938)	(346)	(7,251)

Total comprehensive income	$2,269	$1,747	$8,382	$19,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,553	$26,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,462	10,113
Provision for receivable allowances	8,305	7,177
Net change in inventory provision	878	739
Foreign currency adjustments on intercompany amounts	(366)	(1,380)
Stock-based compensation	2,857	2,713
Loss (gain) on investments and disposal of fixed assets	(13)	57
Changes in operating assets and liabilities:
Accounts receivable	8,037	3,357
Inventories	(2,109)	(14,267)
Prepaid expenses and other current assets	835	1,097
Other assets	440	187
Accounts payable	(3,510)	4,288
Accrued expenses and other liabilities	(6,381)	(1,971)
Pension liabilities	(695)	(603)

Net cash provided by operating activities	27,293	38,101

Cash flows from investing activities:
Change in restricted cash	186	74
Purchases of investments	(4,517)	(366)
Purchases of property and equipment	(6,288)	(10,864)
Proceeds from sale of investments	401	232

Net cash used in investing activities	(10,218)	(10,924)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,158)	(2,483)
Repayments of loans and notes payable	(1,201)	(1,059)
Proceeds from loans	—	423
Proceeds from employee equity plans	1,620	2,741
Purchases of treasury stock	(6,505)	(7,576)
Payment of cash dividends to stockholders	(928)	—

Net cash used in financing activities	(9,172)	(7,954)

Effect of exchange rate fluctuations on cash and cash equivalents	128	(1,998)

Net increase in cash and cash equivalents	8,031	17,225
Cash and cash equivalents at beginning of period	98,604	75,406

Cash and cash equivalents at end of period	$106,635	$92,631

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

In July 2012, FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the amendments in this guidance, an entity has the option to assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying value. The amendments are effective for us in the fiscal year beginning on April 1, 2013 and early adoption is permitted. We do not expect any current impact from the amendments since we do not have any indefinite-lived intangible assets, but the amendments may affect us in the future if we acquire indefinite-lived intangible assets.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2012 and March 31, 2012 (in thousands):

	December 31, 2012 (1)			March 31, 2012 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$71,285	$71,285	$—	$69,369	$69,369	$—
Marketable equity securities (3)	4,013	4,013	—	1,064	1,064	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(275)	—	(275)	(203)	—	(203)

Total	$75,373	$75,298	$75	$70,580	$70,433	$147

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2012 and March 31, 2012. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our debt, which primarily consists of loans from banks, approximates fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of our debt was approximately $22.1 million and $23.4 million as of December 31, 2012 and March 31, 2012, respectively. Our debt is categorized as Level 2 for fair value measurement. See Note 10, “Pension Plans” for a discussion of pension liabilities.

4. Other Assets

Other assets consist of the following (in thousands):

	December 31,	March 31,
	2012	2012
	(unaudited)
Marketable equity securities	$4,013	$1,064
Auction rate preferred securities	350	350
Long term equity investments	5,279	5,340
Other items	717	1,155

Total	$10,359	$7,909

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2012	March 31, 2012
	(unaudited)
Raw materials	$19,577	$23,200
Work in process	40,541	41,570
Finished goods	27,266	21,470

Total	$87,384	$86,240

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	March 31,
	2012	2012
	(unaudited)
Uninvoiced goods and services	$6,914	$11,869
Compensation and benefits	5,199	7,214
Commission, royalties and other	2,679	2,940

Total	$14,792	$22,023

7. Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$2,258	$2,542
Customer relationships	6,100	5,786	314
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	588	599

Total identifiable intangible assets	$14,087	$10,632	$3,455

Identified intangible assets consisted of the following as of March 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,658	$3,142
Customer relationships	6,100	4,840	1,260
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	445	742

Total identifiable intangible assets	$14,087	$8,943	$5,144

8. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 150 basis points to 325 basis points, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of December 31, 2012 was 2.71%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2012, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank for a term of 15 years. The outstanding balance at December 31, 2012 was €5.2 million, or $6.8 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $221,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2012, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

Restructuring activity as of and for the three and nine months ended December 31, 2012 was as follows (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2012	$72	$127	$199
Cash payments	—	(64)	(64)
Currency translation adjustment	(4)	—	(4)

Balance at June 30, 2012	68	63	131
Cash payments	—	(63)	(63)
Currency translation adjustment	1	—	1

Balance at September 30, 2012	69	—	69
Currency translation adjustment	2	—	2

Balance at December 31, 2012	$71	$—	$71

We anticipate that the remaining restructuring obligations of $71,000 as of December 31, 2012 will be paid by December 31, 2013.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan is held by a separate legal entity. As of December 31, 2012, the German defined benefit plan was completely unfunded. We expect to contribute approximately $917,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2013. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Service cost	$25	$21	$74	$63
Interest cost on projected benefit obligation	478	501	1,417	1,538
Expected return on plan assets	(385)	(422)	(1,143)	(1,291)
Recognized actuarial loss	42	19	126	57

Net periodic pension expense	$160	$119	$474	$367

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the nine months ended December 31, 2012, there were 115,516 shares purchased under the Purchase Plan, leaving approximately 186,355 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classifications	2012	2011	2012	2011
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$726	$1,131	$2,857	$2,713

Stock-based compensation effect in income before taxes	726	1,131	2,857	2,713
Provision for income taxes (1)	254	339	1,000	814

Net stock-based compensation effects in net income	$472	$792	$1,857	$1,899

(1)	Estimated at a statutory income tax rate of 35% in fiscal year 2013 and 30% in fiscal year 2012.

During the nine months ended December 31, 2012, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2012, approximately $5.4 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the nine months ended December 31, 2012 and 2011, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2012 (1)	2011	2012	2011	2012	2011	2012	2011
Weighted average estimated fair value of grant per share	na	$6.36	$5.21	$6.43	$2.81	$3.88	$3.22	$3.14
Risk-free interest rate	na	1.1%	1.0%	1.4%	0.1%	0.1%	0.2%	0.2%
Expected term in years	na	6.0	6.3	5.8	0.5	0.5	0.5	0.5
Volatility	na	56.4%	55.4%	55.7%	46.0%	59.4%	46.4%	51.6%
Dividend yield	na	—	—	—	—	—	—	—

(1)	No stock options were granted during the quarter ended December 31, 2012.

Activity with respect to outstanding stock options for the nine months ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2012	5,472,004	$9.75
Options granted	205,000	$9.85
Options exercised	(102,969)	$6.94	$305
Options cancelled	(39,925)	$7.29
Options expired	(378,975)	$7.31

Balance at December 31, 2012	5,155,135	$10.01

Exercisable at December 31, 2012	4,080,635	$9.71
Exercisable at March 31, 2012	3,833,879	$9.42

(1) Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows (in thousands):

	December 31,	March 31,
	2012	2012
	(unaudited)
Accumulated net unrealized loss on available-for-sale investments securities, net of taxes of $(481) at December 31, 2012 and $(37) at March 31, 2012	$(893)	$(68)
Unrecognized actuarial loss, net of tax of $(1,523)	(4,314)	(4,314)
Accumulated foreign currency translation adjustments	6,126	6,472

Total accumulated other comprehensive income	$919	$2,090

13. Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$1,189	$5,671	$9,553	$26,594

Weighted average shares—basic	31,005	31,203	31,222	31,335

Weighted average shares—diluted	31,487	32,238	31,917	32,505

Net income per share—basic	$0.04	$0.18	$0.31	$0.85

Net income per share—diluted	$0.04	$0.18	$0.30	$0.82

Diluted weighted average shares includes approximately 482,000 and 1,035,000 common equivalent shares from stock options for the three months ended December 31, 2012 and 2011, and approximately 695,000 and 1,170,000 common equivalent shares from stock options for the nine months ended December 31, 2012 and 2011.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and nine months ended December 31, 2012, there were outstanding weighted average options to purchase 3,355,738 and 2,627,911 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and nine months ended December 31, 2011, there were outstanding weighted average options to purchase 1,525,471 and 945,787 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$19,431	$21,751	$64,594	$77,018
Europe and the Middle East
France	1,138	1,936	3,836	5,882
Germany	7,433	9,665	24,036	35,969
United Kingdom	5,465	6,809	19,018	23,241
Other	9,019	12,582	28,496	40,365
Asia Pacific
China	9,699	13,328	33,669	48,864
Japan	1,348	1,817	4,893	6,512
Korea	1,746	2,523	6,071	9,472
Malaysia	1,108	1,262	3,557	3,418
Singapore	2,287	2,324	7,441	7,909
Taiwan	745	1,550	3,222	5,547
Other	1,490	1,648	4,164	4,734
Rest of the World
India	1,251	1,204	4,523	6,458
Other	1,652	1,642	5,610	5,434

Total	$63,812	$80,041	$213,130	$280,823

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Power semiconductors	$45,011	$60,101	$152,796	$211,296
Integrated circuits	13,401	13,653	44,100	48,713
Systems and RF power semiconductors	5,400	6,287	16,234	20,814

Total	$63,812	$80,041	$213,130	$280,823

For the three and nine months ended December 31, 2012, one distributor accounted for 13.6% and 13.3% of our net revenues, respectively. For the nine months ended December 31, 2012, another distributor accounted for 10.5% of our net revenues. For the three and nine months ended December 31, 2011, one distributor accounted for 11.3% and 12.0% of our net revenues, respectively. For the nine months ended December 31, 2011, another distributor accounted for 10.5% of our net revenues.

15. Income Taxes

For the three and nine months ended December 31, 2012, we recorded income tax provisions of $782,000 and $5.1 million, reflecting effective tax rates of 39.7% and 34.8%, respectively. For the three and nine months ended December 31, 2011, we recorded income tax provisions of $311,000 and $10.8 million, reflecting effective tax rates of 5.2% and 28.8%, respectively. For the three and nine months ended December 31, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act. The Taxpayer Relief Act retroactively extended the research and development tax credit for a two-year period from January 1, 2012 through December 31, 2013. The research and development credit had previously expired, effective December 31, 2011. The effects of changes in tax laws are recognized in the period the new legislation is enacted. The reinstatement of an expired provision in a later period, even if retroactive, requires an entity to wait until the date of enactment before factoring the effects of the legislation into its financial statements. We do not expect the enactment of the research and development tax credit to have a material effect on our condensed consolidated financial statements.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOW. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At December 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2012 and March 31, 2012.

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

Over the past three quarters, our net revenues have declined. Our product revenues from sales of power semiconductors decreased, while our product revenues from sales of ICs and systems and RF power semiconductors fluctuated from quarter to quarter. Geographically, our revenues fell across all major geographic regions. Over the same period, our sales to the industrial and commercial market and the telecommunication market declined, while our sales to the consumer and medical markets varied from quarter to quarter. In addition, our selling, general and administrative expenses, or SG&A expenses, decreased, mainly because of reduced sales and personnel expenses. Our research, development and engineering expenses, or R&D expenses, have remained relatively flat. In general, our visibility regarding future performance has declined in the face of the uncertain macroeconomic outlook.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 57.6% of our net revenues in the nine months ended December 31, 2012 and 55.8% of our net revenues in the nine months ended December 31, 2011 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms generally transfer the risk of loss at the shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2012 and 2011, approximately $2.2 million and $1.5 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2012 (in thousands):

Balance at March 31, 2012	$1,101
Additions	1,636
Deductions	(1,556)

Balance at June 30, 2012	1,181
Additions	2,281
Deductions	(1,862)

Balance at September 30, 2012	1,600
Additions	691
Deductions	(1,135)

Balance at December 31, 2012	$1,156

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2012	$28,138
Utilization or sale	(592)
Scrap	(1,053)
Additional accrual	607
Foreign currency translation adjustments	(423)

Balance at June 30, 2012	26,677
Utilization or sale	(480)
Scrap	(473)
Additional accrual	766
Foreign currency translation adjustments	216

Balance at September 30, 2012	26,706
Utilization or sale	(519)
Scrap	(478)
Additional accrual	883
Foreign currency translation adjustments	161

Balance at December 31, 2012	$26,753

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2012, our lower of cost or market reserve was $819,000.

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

Results of Operations — Three and Nine Months Ended December 31, 2012 and 2011

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Net revenues	$63,812	(20.3)	$80,041	$213,130	(24.1)	$280,823
Cost of goods sold	44,753	(21.3)	56,889	146,364	(23.4)	191,158

Gross profit	$19,059	(17.7)	$23,152	$66,766	(25.5)	$89,665

Operating expenses:
Research, development and engineering	$6,532	2.6	$6,368	$19,933	0.6	$19,805
Selling, general and administrative	9,490	(12.3)	10,827	30,582	(4.9)	32,142
Amortization of acquisition-related intangible assets	559	(12.7)	640	1,683	(10.7)	1,885

Total operating expenses	$16,581	(7.0)	$17,835	$52,198	(3.0)	$53,832

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues		% of Net Revenues
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	70.1	71.1	68.7	68.1

Gross profit	29.9	28.9	31.3	31.9

Operating expenses:
Research, development and engineering	10.2	8.0	9.4	7.1
Selling, general and administrative	14.9	13.5	14.3	11.4
Amortization of acquisition- related intangible assets	0.9	0.8	0.8	0.6

Total operating expenses	26.0	22.3	24.5	19.1

Operating income	3.9	6.6	6.8	12.8
Other income (expense), net	(0.8)	0.9	0.1	0.5

Income before income tax	3.1	7.5	6.9	13.3
Provision for income tax	(1.2)	(0.4)	(2.4)	(3.8)

Net income	1.9	7.1	4.5	9.5

Net Revenues.

The following tables set forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Power semiconductors	$45,011	(25.1)	$60,101	$152,796	(27.7)	$211,296
Integrated circuits	13,401	(1.8)	13,653	44,100	(9.5)	48,713
Systems and RF power semiconductors	5,400	(14.1)	6,287	16,234	(22.0)	20,814

Total	$63,812	(20.3)	$80,041	$213,130	(24.1)	$280,823

(1)	Includes $316,000 and $1.1 million of intellectual property revenues in integrated circuits during the quarters ended December 31, 2012 and 2011, respectively. Includes $1.7 million of intellectual property revenues in integrated circuits during the nine months ended December 31, 2012. Includes $2.0 million of intellectual property revenues in power semiconductors and $2.8 million of intellectual property revenues in integrated circuits during the nine months ended December 31, 2011.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	% change	2011	2012	% change	2011
Power semiconductors	$2.15	1.4	$2.12	$2.24	6.2	$2.11
Integrated circuits	$0.87	(7.4)	$0.94	$0.88	(3.3)	$0.91
Systems and RF power semiconductors	$42.19	114.1	$19.71	$31.28	12.6	$27.77

Units	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	% change	2011	2012	% change	2011
	(000)		(000)	(000)		(000)
Power semiconductors	20,910	(26.1)	28,305	68,187	(31.2)	99,096
Integrated circuits	14,963	11.7	13,393	48,343	(4.1)	50,412
Systems and RF power semiconductors	128	(59.9)	319	519	(30.7)	749

Total	36,001	(14.3)	42,017	117,049	(22.1)	150,257

The following tables set forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012		2011
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)		(000)		(000)
Europe and Middle East	$23,055	36.1	$30,992	38.7	$75,386	35.4	$105,457	37.6
Asia Pacific	18,423	28.9	24,452	30.5	63,017	29.6	86,456	30.8
Rest of world	2,903	4.5	2,846	3.6	10,133	4.7	11,892	4.2

International revenues	$44,381	69.5	$58,290	72.8	$148,536	69.7	$203,805	72.6
USA	19,431	30.5	21,751	27.2	64,594	30.3	77,018	27.4

Total revenues	$63,812	100.0	$80,041	100.0	$213,130	100.0	$280,823	100.0

The 20.3% decrease in net revenues in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 reflected a decrease of $15.1 million, or 25.1%, in the sale of power semiconductors, a decrease of $887,000, or 14.1%, in the sale of systems and RF power semiconductors and a decrease of $252,000, or 1.8%, in the sale of ICs. The decrease in power semiconductors included a $12.4 million decrease in the sale of bipolar products, primarily from the industrial and commercial market, and a $2.4 million decrease in the sale of MOS products, principally from the medical market and the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors declined primarily due to reduced sales of subassemblies to the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by a $1.0 million decrease in the sale of application specific integrated circuits, or ASICs, offset by increased sales of microcontrollers.

The 24.1% decrease in net revenues in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 reflected a decrease of $58.5 million, or 27.7%, in the sale of power semiconductors, a decrease of $4.6 million, or 9.5%, in the sale of ICs and a decrease of $4.6 million, or 22%, in the sale of systems and RF power semiconductors. The decrease in power semiconductors included a $34.0 million decline in the sale of bipolar products, primarily from the industrial and commercial market, and a $20.7 million reduction in the sale of MOS products, principally from the medical market and the industrial and commercial market. The decrease in revenues from the sale of ICs was primarily caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors declined primarily due to a $4.2 million decrease in the sale of subassemblies to the industrial and commercial market.

For the three and nine months ended December 31, 2012 as compared to the comparable periods of the previous fiscal year, the changes in the ASPs of our product lines were due to shifts in our product mix, rather than changes in product prices.

For the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 31, 2011, the reductions in unit shipments were broad-based, except for increased unit shipments of ICs in the comparison of the three months ended December 31, 2012 to the three months ended December 31, 2011, which resulted from unit growth in microcontrollers.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and nine months ended December 31, 2012 were $316,000 and $1.7 million, respectively, as compared to $1.1 million and $2.8 million for the three and nine months ended December 31, 2011. Intellectual property sales and licensing fees, which were nonrecurring in nature, were zero in the three and nine months ended December 31, 2012 and were zero and $2.0 million in the three and nine months ended December 31, 2011, respectively.

For the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 31, 2011, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major market segments.

For the three and nine months ended December 31, 2012, one distributor accounted for 13.6% and 13.3% of our net revenues, respectively. For the nine months ended December 31, 2012, another distributor accounted for 10.5% of our net revenues. For the three and nine months ended December 31, 2011, one distributor accounted for 11.3% and 12.0% of our net revenues, respectively. For the nine months ended December 31, 2011, another distributor accounted for 10.5% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit margin increased to 29.9% in the three months ended December 31, 2012 from 28.9% in the three months ended December 31, 2011, mainly because of improvements in manufacturing efficiency. Gross profit margin fell to 31.3% in the nine months ended December 31, 2012 from 31.9% in the nine months ended December 31, 2011. The lower gross profit margin was primarily due to underutilized capacity. For the three and nine months ended December 31, 2012 as compared to the comparable periods of the preceding fiscal year, gross profit decreased by $4.1 million and $22.9 million, respectively. For both periods, gross profits in absolute dollars declined primarily because of reduced revenues. For the nine months ended December 31, 2011, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2012 were 10.2% and 9.4%, respectively, as compared to 8.0% and 7.1% for the three and nine months ended December 31, 2011. The increase in the percentages primarily resulted from reduced net revenues. Expressed in dollars, for the three and nine months ended December 31, 2012 as compared to the same periods of the prior year, our R&D expenses remained relatively consistent.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2012 were 14.9% and 14.3% as compared to 13.5% and 11.4% for the three and nine months ended December 31, 2011. The increase in the percentages primarily resulted from reduced net revenues. Expressed in dollars, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, our SG&A expenses decreased primarily due to a reduction in sales commissions related to reduced revenues, a decrease in stock compensation expense and a decrease in bad debt expense. For the nine months ended December 31, 2012 as compared to the same period in the prior fiscal year, the decrease in SG&A expenses was primarily due to lower sales commissions related to reduced revenues.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog. These assets are amortized based upon their estimated useful lives up to 72 months. For the three and nine months ended December 31, 2012, we recorded amortization expenses on acquisition-related intangible assets of $559,000 and $1.7 million, respectively. For the three and nine months ended December 31, 2011, we recorded amortization expenses on acquisition-related intangible assets of $640,000 and $1.9 million, respectively.

Other Income (Expense), net.

In the quarter ended December 31, 2012, other expense, net was $392,000 as compared to other income, net of $862,000 in the quarter ended December 31, 2011. For the three months ended December 31, 2012, other expense, net consisted principally of $460,000 in losses associated with changes in exchange rates for foreign currency transactions. For the three months ended December 31, 2011, other income, net consisted principally of $751,000 in gains associated with changes in exchange rates for foreign currency transactions.

For the nine months ended December 31, 2012, other income, net was $515,000, as compared to other income, net of $2.1 million in the nine months ended December 31, 2011. For the nine months ended December 31, 2012, other income, net consisted principally of $215,000 in gains associated with changes in exchange rates for foreign currency transactions. For the nine months ended December 31, 2011, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $1.7 million.

Provision for Income Tax.

For the three and nine months ended December 31, 2012, we recorded income tax provisions of $782,000 and $5.1 million, reflecting effective tax rates of 39.7% and 34.8%, respectively. For the three and nine months ended December 31, 2011, we recorded income tax provisions of $311,000 and $10.8 million, reflecting effective tax rates of 5.2% and 28.8%, respectively. For the three and nine months ended December 31, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2011, the effective tax rates were affected by changes in the estimates of annual income in foreign jurisdictions and by a valuation allowance release.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act. The Taxpayer Relief Act retroactively extended the research and development tax credit for a two-year period from January 1, 2012 through December 31, 2013. The research and development credit had previously expired, effective December 31, 2011. The effects of changes in tax laws are recognized in the period the new legislation is enacted. The reinstatement of an expired provision in a later period, even if retroactive, requires an entity to wait until the date of enactment before factoring the effects of the legislation into its financial statements. We do not expect the enactment of the research and development tax credit to have a material effect on our condensed consolidated financial statements.

Liquidity and Capital Resources

At December 31, 2012, cash and cash equivalents were $106.6 million as compared to $98.6 million at March 31, 2012.

Our cash provided by operating activities for the nine months ended December 31, 2012 was $27.3 million, a decrease of $10.8 million as compared to the $38.1 million of cash provided in the comparable period of the prior year. The change in our operating cash flow was primarily due to reduced revenues, as net income and adjustments to reconcile net income to net cash fell by $15.3 million, offset by an increase of $4.5 million in net changes in operating assets and liabilities.

The changes in operating assets and liabilities for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 were primarily caused by the following: accounts receivables decreased because of reduced revenues; inventory and accounts payable decreased due to the reduction in inventory purchases; and accrued expenses and other liabilities declined because of reduced income tax accrual.

Our net cash used in investing activities for the nine months ended December 31, 2012 was $10.2 million, as compared to net cash used in investing activities of $10.9 million during the nine months ended December 31, 2011. During the nine months ended December 31, 2012, our uses of cash for investing activities principally reflected an increase in marketable securities of $4.5 million and purchases of property and equipment of $6.3 million. During the nine months ended December 31, 2011, our principal use of cash was to purchase property and equipment.

For the nine months ended December 31, 2012, net cash used in financing activities was $9.2 million, as compared to net cash used in financing activities of $8.0 million in the nine months ended December 31, 2011. During the nine months ended December 31, 2012, we used $6.5 million for the purchase of treasury stock, $3.4 million for principal repayment on capital lease and loan obligations and $928,000 for dividends, offset by proceeds from employee equity plans of $1.6 million. During the nine months ended December 31, 2011, we used $7.6 million for the purchase of treasury stock and $3.5 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.7 million.

At December 31, 2012, capital lease obligations and loans payable totalled $28.3 million. This represented 26.5% of our cash and cash equivalents and 10.9% of our stockholders’ equity.

We are obligated on a €5.2 million, or $6.8 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $221,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At December 31, 2012, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2012, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At December 31, 2012, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

During the quarter ended December 31, 2012, we paid $928,000 in dividends, consisting of a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans, consistent with the requirements of local law, with financial institutions or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at December 31, 2012 was $14.3 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at December 31, 2012. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

•

changes in consumer and business confidence caused by changes in market conditions, potentially including changes in the credit markets, or changes in currency exchange rates, expectations for inflation or energy prices;

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventories;

•	loss of key customers;

•	the availability of production capacity, whether internally or from external suppliers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third fiscal quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Quarterly Report on Form 10-Q, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis. Changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenues, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. If product demand declines, our manufacturing or assembly and test capacity could be underutilized and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. Factory planning decisions may also shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In addition, if product demand declines or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

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

For the nine months ended December 31, 2012, our net revenues by region were approximately 30.3% in the United States, approximately 35.4% in Europe and the Middle East, approximately 29.6% in the Asia Pacific region and approximately 4.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Conversely, actions in emerging markets, such as China, to limit inflation or to address asset or other “bubbles” could also adversely affect gross domestic product or the growth thereof, and result in reduced product orders or increased bad debt expense for us.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Approximately 34.5% of our total consolidated net sales for the nine months ended December 31, 2012 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Of our net revenues for the nine months ended December 31, 2012, 36.5% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, four of which produce the wafers for power semiconductors that we purchase from external foundries.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Technology, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Technology, Silicon Labs and Supertex. Our RF power semiconductor competitors include Microsemi and RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Approximately 10.2% of our net revenues for the nine months ended December 31, 2012 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 10.2% of our net revenues for the nine months ended December 31, 2012 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan and Israel, which are currently experiencing political instability. Additionally, we have accounting operations in the Philippines, an external foundry is located in South Korea and assembly subcontractors are located in Indonesia, the Philippines and South Korea.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 24, 2012, approximately 21.7% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by financial analysts;

•	terrorist attack or war;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., our Chief Executive Officer; or

•	general economic and market conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 – October 31, 2012	90,030	$9.38	90,030	1,059,963
November 1, 2012 – November 30, 2012	344,395	$9.02	344,395	715,568
December 1, 2012 – December 31, 2012	51,178	$8.12	51,178	664,390

Total	485,603	$8.99	485,603

(1)	On February 4, 2011, we announced that our Board of Directors had authorized a program to repurchase up to 1,000,000 shares of our common stock. On August 24, 2012, our Board of Directors authorized another program to repurchase up to 1,000,000 shares of our common stock.

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

Date: February 1, 2013

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