Form 10-K
period 2013-03-31
IXYS CORP /DE/
filed 2013-06-14
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 28, 2012, was approximately $239,661,863. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 23, 2013 was 30,924,735.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2013, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2013, or fiscal 2013, power semiconductors constituted approximately 71.8% of our revenues, which included 25.4% of revenues from power MOS transistors and 46.4% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in telecommunications, display, power management, security systems and appliances. In fiscal 2013, ICs constituted approximately 20.7% of our revenues.

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

We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2013, system and RF semiconductors constituted approximately 7.5% of our revenues.

We design our power semiconductor, IC and systems and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2013, our products were used by over 2,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric and Siemens.

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2013, power semiconductors constituted approximately 71.8% of our revenues, which included about 25.4% of revenues from power MOS transistors and about 46.4% of revenues from bipolar products. In fiscal year ended March 31, 2012, or fiscal 2012, power semiconductors constituted approximately 75.5% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 49.4% of revenues from bipolar products. In fiscal year ended March 31, 2011, or fiscal 2011, power semiconductors constituted approximately 69.6% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 43.5% of revenues from bipolar products.

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include mixed-signal application specific ICs, as designed for specific customers and as standard products, power management and control ICs and microcontrollers. ICs accounted for 20.7% of our revenues in fiscal 2013, 17.3% of our revenues in fiscal 2012 and 22.9% of our revenues in fiscal 2011.

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

Category	Our Products	End User Applications
Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Thyristor	RF generators
	Rectifier	Renewable energy systems
	IC Driver	Low-power controllers
	Embedded flash microcontroller	Industrial controllers
	Core 8-bit microcontroller	Battery chargers
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
IC driver
Solid state relay
Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET

Category	Our Products	End User Applications
Telecommunications	SSR	Point-of-sale terminals
	MOSFET	Modems
	LCAS	Set top boxes
	GaAs FET	Wireless base stations
	DAA	Central office
	Core 8-bit microcontroller	Security systems
	Serial communication controller	Telephone switches/PBX
Consumer Products	Display driver IC	Cell phones
	Core 8-bit microcontroller	Appliances
	Embedded flash microcontroller	Displays

We also sell our power semiconductor chips and DCB substrates to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2013, we employed 68 people in sales, marketing and customer support and used 32 sales representative organizations and 13 distributors in the Americas and 146 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 57.4% of net revenues in fiscal 2013, 56.3% of net revenues in fiscal 2012 and 55.3% of net revenues in fiscal 2011. One distributor, Future Electronics, accounted for 13.2%, 11.1% and 11.9% of net revenues in fiscal 2013, 2012 and 2011, respectively. Another distributor, Allied Group (Hong Kong), accounted for 10.3%, 11.3% and 11.8% of net revenues in fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013, United States sales represented approximately 30.3%, and international sales represented approximately 69.7%, of our net revenues. Of our international sales in fiscal 2013, approximately 50.5% were derived from sales in Europe and the Middle East, approximately 42.7% were derived from sales in Asia and approximately 6.8% were derived from sales in Canada and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 14, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $28.0 million in fiscal 2013, $28.8 million in fiscal 2012 and $28.2 million in fiscal 2011. As of March 31, 2013, we employed 143 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for medical applications;

•	increasing the operating range of our MOS and bipolar products;

•	Increasing the operating range of our power diodes and rectifier products

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers;

•	developing higher power IGBT, thyristor and rectifier modules;

•	developing hybrids and modules with silicon carbide devices;

•	developing power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing-high current MOSFETs and IGBTs for power supplies, UPS, generators, automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for electric trains, solar inverters and wind power generators;

•	developing stacks and subsystems for renewable energy markets;

•	developing ICs for telecommunications and flexible displays;

•	developing solar-powered battery charging devices, products and circuits; and

•	developing 8-bit and 16-bit embedded flash-based microcontrollers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2013, we held 377 issued patents, of which 291 were issued in the U.S. and 86 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

Measured in dollars, we relied on external foundries for approximately 36.5% of our wafer fabrication requirements in fiscal 2013. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 59.6% of our products were, during fiscal 2013, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2013, our backlog of orders was approximately $81.7 million, as compared to $123.7 million at March 31, 2012. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2013.

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

Employees

At March 31, 2013, we employed 1,010 employees, of whom 143 were primarily engaged in engineering and research and development activities, 68 in marketing, sales and customer support, 724 in manufacturing and 75 in administration and finance. Of these employees, 203 hold engineering or science degrees, including 25 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Seasonality

Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations.

Available Information

We currently make available, through our website at http://www.ixys.com, free of charge, copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the Securities and Exchange Commission, or SEC. None of the information posted on or accessible through our website is incorporated by reference into this Annual Report on Form 10-K by virtue thereof. You can also request free copies of such documents by contacting us at 408-457-9000 or by sending an e-mail to investorrelations@ixys.net.

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

We may not be successful in our acquisitions.

We are currently in the process of acquiring the 4-bit and 8-bit microcontroller product lines of the System LSI Division of Samsung Electronics Co., Ltd. Further, we have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	the engineering risks inherent in transferring products from one wafer fabrication facility to another;

•	failure to successfully integrate the operations of an acquired business with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel or with altered sales terms or a changed distribution channel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including in-process R&D charges and amortization expenses related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

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

For the fiscal year ended March 31, 2013, our net revenues by region were approximately 30.3% in the United States, approximately 35.2% in Europe and the Middle East, approximately 29.8% in the Asia Pacific region and approximately 4.7% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’

cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Approximately 34.2% of our total consolidated net sales for the fiscal year ended March 31, 2013 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Of our net revenues for our fiscal year ended March 31, 2013, 36.5% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries, four of which produce the wafers for power semiconductors that we purchase from external foundries.

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us. In this regard, we expect that we will cease using the Samsung Electronics facility in Kiheung, South Korea as an external foundry for power semiconductors at some future date. If growth in demand for our products occurs, our external foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or our growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

Our products use large amounts of silicon, metals and other materials. From time to time, we have experienced price increases for many of these items. If we are unable to pass price increases for raw materials onto our customers, our gross margins and profitability could be adversely affected.

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

Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. Foreign distributors are typically granted longer payment terms, resulting in higher accounts receivable balances for a given level of sales than domestic distributors. Our risk of loss from the financial insolvency of distributors is, therefore, disproportionally weighted to foreign distributors. In connection with the expected acquisition of the 4-bit and 8-bit microcontroller business of the System LSI Division of Samsung Electronics Co., Ltd., we will be acquiring a new set of distributor and sales representative relationships, some of which may be challenging to maintain at the same level of productivity. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

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

In the recently announced acquisition of a microcontroller business from Samsung Electronics Co., Ltd., we expect to be transferring reams of customer, operational and technical data from the systems of Samsung Electronics Co., Ltd. to our systems. We will need to integrate this data into our information systems. We are also transferring some accounting functions to our Philippine subsidiary from other locations. These transfers involve changing accounting systems and implementing different software from that previously used.

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

In connection with any of the foregoing, we could experience errors, interruptions, delays, cessations of service and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, interruption or cessation, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, transition or convert to different systems or integrate additional data in connection with an acquisition, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, increase expense, or adversely affect our results of operations, cash flows, stock price or reputation.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

New regulations related to conflict-free minerals will force us to incur additional expenses

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there will be additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. Finally, new rules bring implementation challenges. We may not successfully implement effective procedures to timely comply with these rules.

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

Approximately 10.0% of our net revenues for the fiscal year ended March 31, 2013 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2012, we recorded a goodwill impairment charge of $6.4 million, based on our estimates of the future operating results and discounted cash flows of the Zilog reporting unit.

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Significant Management Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

In addition, approximately 10.0% of our net revenues for the fiscal year ended March 31, 2013 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug

Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 23, 2013, approximately 21.7% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use
Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2014	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	Research and development, manufacturing, sales and distribution
Manila, Philippines	43,000	August 2016	Product testing and global support
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution
Santa Clara, California	21,000	(1)	Manufacturing

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2014 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2013.

Name	Age	Position(s)
Nathan Zommer	65	Chairman of the Board and Chief Executive Officer
Uzi Sasson	50	President, Chief Financial Officer and Secretary

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2013
High	$13.44	$11.25	$10.19	$10.67
Low	$9.91	$8.48	$7.91	$9.24
Fiscal Year Ended March 31, 2012
High	$15.98	$15.58	$14.51	$14.07
Low	$11.93	$10.56	$10.01	$10.68

The number of record holders of our common stock as of May 23, 2013 was 319. During the quarters ended December 31, 2012 and March 31, 2013, we paid $928,000 and $926,000 in dividends, respectively, consisting of a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors. On May 22, 2013, we declared a quarterly cash dividend on our common stock of $0.03 per share. The quarterly dividend will be paid on June 28, 2013 to stockholders of record on June 7, 2013.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2008 through March 31, 2013 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6.    Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2013, 2012 and 2011, and the balance sheet data as of March 31, 2013 and 2012 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2010 and 2009 and the balance sheet data as of March 31, 2011, 2010 and 2009 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2013	2012	2011	2010(1)	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$280,014	$368,004	$363,273	$243,224	$273,552
Cost of goods sold	195,134	248,760	241,526	180,082	207,850

Gross profit	84,880	119,244	121,747	63,142	65,702

Operating expenses:
Research, development and engineering	28,022	28,847	28,177	20,776	20,476
Selling, general and administrative	39,287	42,063	41,880	35,208	37,161
Amortization of acquisition-related intangible assets	2,244	2,524	6,937	1,839	1,651
Restructuring charges	—	—	759	1,614	—
Impairment charges	—	6,448	702	—	6,440

Total operating expenses	69,553	79,882	78,455	59,437	65,728

Operating income (loss)	15,327	39,362	43,292	3,705	(26)
Other expense:
Interest expense, net	(604)	(762)	(1,228)	(1,230)	(666)
Other income (expense)	(41)	1,941	836	(141)	4,256

Income before income tax provision	14,682	40,541	42,900	2,334	3,564
Provision for income tax	(7,034)	(10,235)	(6,253)	(3,011)	(6,913)

Net income (loss)	$7,648	$30,306	$36,647	$(677)	$(3,349)

Net income (loss) per share — basic	$0.25	$0.97	$1.17	$(0.02)	$(0.11)

Net income (loss) per share — diluted	$0.24	$0.93	$1.14	$(0.02)	$(0.11)

Cash dividends per share	$0.06	$—	$—	$—	$0.10

Weighted average shares used in per share calculations
Basic	31,025	31,344	31,235	31,005	31,087

Diluted	31,695	32,496	32,008	31,005	31,087

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

	As of March 31,
	2013	2012	2011	2010(1)	2009
	(In thousands)
Selected operating data:
Gross profit margin	30.3%	32.4%	33.5%	26.0%	24.0%
Depreciation and amortization	$12,492	$13,467	$18,059	$13,386	$14,547
Balance sheet data:
Cash and cash equivalents	$107,116	$98,604	$75,406	$60,524	$55,441
Working capital	195,278	208,138	181,963	135,280	150,917
Total assets	333,476	343,910	325,189	285,939	252,832
Total long term obligations	31,640	48,784	51,918	48,122	40,037
Total stockholders’ equity	253,608	254,107	229,229	183,135	178,492
Cash flow data:
Cash provided by operating activities	$31,637	$44,446	$33,867	$29,166	$21,580
Cash used in investing activities	(11,082)	(12,375)	(8,941)	(36,256)	(5,874)
Cash (used in) provided by financing activities	(10,856)	(7,707)	(11,401)	11,775	(12,750)

(1)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

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

During fiscal 2013, our revenues decreased by 23.9% from fiscal 2012 due to difficult sales environments worldwide, especially in the U.S., in Europe and in China. The reduction in revenues reflected reduced sales in all of our major market segments and in all major product lines. Gross profit margin decreased during fiscal 2013 because of underutilized capacity and a shift in product mix toward lower margin products. In addition, our selling, general and administrative expenses, or SG&A expenses, decreased, mainly because of reduced sales expenses. Similarly, our research, development and engineering expenses, or R&D expenses, decreased as well due to reduced outside testing and service activities. In general, our visibility regarding future performance has declined in the face of the uncertain macroeconomic outlook. On May 24, 2013, we signed an agreement to acquire the 4-bit and 8-bit microcontroller business of the System LSI Division of Samsung Electronics Co., Ltd. If the transaction closes, we expect our revenues and the related operating expenses, including acquisition expenses such as amortization of acquired intangible assets, to increase substantially.

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

Revenue recognition.    We sell to distributors and original equipment manufacturers. Approximately 57.4% of our revenues in fiscal 2013, 56.3% of our revenues in fiscal 2012 and 55.3% of our revenues in fiscal 2011 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms are generally FOB shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2013, 2012 and 2011, approximately $2.4 million, $2.1 million and $916,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2013 (in thousands):

Balance March 31, 2010	$1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	$1,396

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2010	$35,574
Utilization or sale	(9,618)
Scrap	(2,230)
Additional accrual	5,288
Foreign currency translation adjustments	422

Balance at March 31, 2011	29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional accrual	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	$25,289

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2013 and 2012, our lower of cost or market reserve was $670,000 and $630,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Valuation of Goodwill and Intangible Assets.    Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, normally one to six years, and evaluated for impairment in accordance with the authoritative guidance provided by FASB. In addition, we apply the accelerated amortization method on certain customer relationships based on our estimates of future revenues from these customers.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We adopted an update issued by FASB, which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. During our annual impairment analysis in the fourth quarter of fiscal 2012, we concluded that the goodwill associated with the acquisition of the Zilog businesses were completely impaired. As a result, we recorded an impairment charge of $6.4 million to write off all the outstanding goodwill associated with the Zilog reporting unit. See Note 6, “Goodwill and Intangible Assets” for a further discussion of the impairment analysis of goodwill and the related charges recorded.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2013	% change	2012	% change	2011
	(000)		(000)		(000)
Net revenues	$280,014	(23.9)	$368,004	1.3	$363,273
Cost of goods sold	195,134	(21.6)	248,760	3.0	241,526

Gross profit	$84,880	(28.8)	$119,244	(2.1)	$121,747

Operating expenses:
Research, development and engineering	$28,022	(2.9)	$28,847	2.4	$28,177
Selling, general and administrative	39,287	(6.6)	42,063	0.4	41,880
Amortization of acquisition-related intangible assets	2,244	(11.1)	2,524	(63.6)	6,937
Restructuring charges	—	nm	—	(100.0)	759
Impairment charges	—	(100.0)	6,448	818.5	702

Total operating expenses	$69,553	(12.9)	$79,882	1.8	$78,455

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2013 % of Net Revenues	2012 % of Net Revenues	2011 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	69.7	67.6	66.5

Gross profit	30.3	32.4	33.5

Operating expenses:
Research, development and engineering	10.0	7.8	7.8
Selling, general and administrative	14.0	11.4	11.5
Amortization of acquisition-related intangible assets	0.8	0.7	1.9
Restructuring charges	—	—	0.2
Impairment charges	—	1.8	0.2

Total operating expenses	24.8	21.7	21.6

Operating income	5.5	10.7	11.9
Other income (expense), net	(0.3)	0.3	(0.1)

Income before income tax provision	5.2	11.0	11.8
Provision for income tax	(2.5)	(2.8)	(1.7)

Net income	2.7	8.2	10.1

The following table sets forth the revenues for each of our product groups for fiscal 2013, 2012 and 2011:

Net Revenues(1)

	Year Ended March 31,
	2013	% change	2012	% change	2011
	(000)		(000)		(000)
Power semiconductors	$200,907	(27.7)	$277,718	9.8	$252,892
ICs	57,993	(8.8)	63,597	(23.6)	83,225
Systems and RF power semiconductors	21,114	(20.9)	26,689	(1.7)	27,156

Total	$280,014	(23.9)	$368,004	1.3	$363,273

(1)	Includes $2.1 million, $3.6 million and $3.4 million of intellectual property revenues in integrated circuits for fiscal 2013, 2012 and 2011, respectively. Includes $2.0 million of nonrecurring intellectual property revenues in power semiconductors for fiscal 2012.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2013, 2012 and 2011:

Average Selling Prices

	Year Ended March 31,
	2013	% change	2012	% change	2011
Power semiconductors	$2.20	1.9	$2.16	13.1	$1.91
ICs	$0.87	(1.1)	$0.88	(3.3)	$0.91
Systems and RF power semiconductors	$22.20	(17.5)	$26.90	4.3	$25.79

Units

	Year Ended March 31,
	2013	% change	2012	% change	2011
	(000)		(000)		(000)
Power semiconductors	91,276	(28.6)	127,858	(3.2)	132,148
ICs	64,015	(5.9)	68,050	(22.5)	87,790
Systems and RF power semiconductors	951	(4.1)	992	(5.8)	1,053

Total	156,242	(20.6)	196,900	(10.9)	220,991

The following tables set forth the net revenues by geographic region for fiscal 2013, 2012 and 2011:

	Year Ended March 31,
	2013		2012		2011
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(000)		(000)		(000)
Europe and Middle East	$98,568	35.2	$138,561	37.7	$126,834	34.9
Asia Pacific	83,404	29.8	111,137	30.2	119,997	33.0
Rest of world	13,253	4.7	15,184	4.1	14,252	4.0

International revenues	195,225	69.7	264,882	72.0	261,083	71.9
USA	84,789	30.3	103,122	28.0	102,190	28.1

Total	$280,014	100.0	$368,004	100.0	$363,273	100.0

Comparison of Fiscal 2012 Revenues to Fiscal 2013 Revenues.

From fiscal 2012 to fiscal 2013, net revenues declined by $88.0 million, or 23.9%. The decline was across all product groups and reflected a decrease of $76.8 million, or 27.7%, in the sale of power semiconductors, a decrease of $5.6 million, or 8.8%, in the sale of ICs and a decrease of $5.6 million, or 20.9%, in the sales of systems and RF power semiconductors.

The decline in power semiconductors included a $48.3 million decrease in the sale of bipolar products, primarily to the industrial and commercial market, and a $24.9 million decrease in sale of MOS products, principally to the medical market and the industrial and commercial market. The decline in revenues from ICs was principally caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors decreased primarily due to reduced sales of subassemblies to the industrial and commercial market.

In fiscal 2013 as compared to fiscal 2012, the changes in the ASPs of our product groups were due to shifts in our product mix, rather than changes in product prices. The reductions in unit shipments were broad-based.

From fiscal 2012 to fiscal 2013, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major market segments. The reduction in sales from year-to-year was principally the result of difficult economic conditions in Europe leading to reduced orders for industrial and infrastructure applications, reduced infrastructure construction in China and a decline in the manufacture of defibrillators by the medical device industry, in both the United States and Asia.

In fiscal 2013 and 2012, one distributor accounted for 13.2% and 11.1% of our net revenues, respectively, and another distributor accounted for 10.3% and 11.3% of our net revenues, respectively.

Comparison of Fiscal 2011 Revenues to Fiscal 2012 Revenues.

The 1.3% increase in net revenues from fiscal 2011 to fiscal 2012 reflected a $24.8 million, or 9.8%, increase in the sale of power semiconductors, offset by a $19.6 million, or 23.6% decrease in the sale of ICs and a $467,000, or 1.7% decrease of in the sales of systems and RF power semiconductors.

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

The increase in the ASPs of power semiconductors in fiscal 2012 as compared to fiscal 2011 was primarily caused by price increases on existing products. The decrease in ASPs of ICs was largely due to an increase in shipments of lower priced ASICs to the consumer products market. The increase in the ASPs of systems and RF power semiconductors was principally due to the increased sales prices of subassemblies.

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

In fiscal 2012 and 2011, one distributor accounted for 11.3% and 11.8% of our net revenues, respectively, and another distributor accounted for 11.1% and 11.9% of our net revenues, respectively.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2012 to fiscal 2013, gross profit decreased by $34.4 million and the gross profit margin decreased from 32.4% to 30.3%. The decrease in gross profit dollars was primarily because of reduced revenues. The lower gross profit margin was primarily due to underutilized capacity, which increased our unabsorbed manufacturing costs as a percentage of net revenues, and a shift in product mix to sales of lower margin products. In fiscal 2012, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%. During the same fiscal year, due to the completion of insolvency proceedings and a liquidation of a former foreign vendor, we wrote off $700,000 in accounts payable, which positively affected our gross profit margin. Our future gross profit margin is expected to be impacted by capacity utilization, inventory reserves and product mix.

From fiscal 2011 to fiscal 2012, gross profit decreased by $2.5 million, whereas the gross profit margin decreased from 33.5% to 32.4%. The decreases in both the gross profit dollars and the gross profit margin were primarily due to a decline in the utilization or sale of previously written-down inventory, offset by changes in product mix toward higher margin products. In fiscal 2012, we added $1.4 million to our reserve for excess inventory; whereas in fiscal 2011, we released $4.3 million of our excess inventory reserve as a result of the utilization or sale of fully or partially reserved inventory, which was significantly higher than historical levels as a consequence of a recovering business climate during the fiscal year following a year with significant inventory write-downs. In fiscal 2012, the gross profit margin was positively affected by $2.0 million of nonrecurring intellectual property revenues, which carry a gross profit margin approaching 100%. During the same fiscal year, due to the completion of insolvency proceedings and a liquidation of a former foreign vendor, we wrote off $700,000 in accounts payable, which positively affected our gross profit margin.

In each of the last three years, our gross profit and gross profit margin were positively affected by the utilization and sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, from fiscal 2012 to fiscal 2013, R&D expenses increased from 7.8% to 10.0%. The increase in percentage primarily resulted from reduced net revenues. Expressed in dollars, our R&D expenses decreased by $825,000, mainly due to reduced outside testing and service activities. From fiscal 2011 to fiscal 2012, R&D expenses increased by $670,000 and remained at 7.8% as a percentage of net revenues. The increase in R&D expenses was primarily due to an increase in process improvement expenses. Expressed in dollars, we expect R&D expenses to remain at about the same level in fiscal 2014, unless we complete the acquisition of the 4-bit and 8-bit microcontroller business of the System LSI Division of Samsung Electronics Co., Ltd., in which case we would expect R&D expenses to increase.

Selling, General and Administrative.

In fiscal 2013 as compared to fiscal 2012, SG&A expenses decreased by $2.8 million and increased from 11.4% to 14.0% as a percentage of net revenues. The decrease in SG&A expenses was principally due to lower commission expenses and reduced stock compensation expenses, while the percentage increased due to the reduction in revenues. In fiscal 2012, as compared to fiscal 2011, selling, general and administrative expenses increased by $183,000 and remained at approximately the same level as a percentage of net revenues. The increase in SG&A expenses was principally due to higher commissions and freight expenses, consistent with the increased revenues, offset by a decrease in marketing expenses. Expressed in dollars, we expect SG&A expenses to increase during fiscal 2014, particularly if we complete the acquisition of the 4-bit and 8-bit microcontroller business of the System LSI Division of Samsung Electronics Co., Ltd.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisitions of Zilog and the display and LED driver businesses from Leadis. These assets are amortized based upon their estimated useful lives that range from 12 months to 72 months. For fiscal 2013, 2012 and 2011, amortization expenses on acquisition-related intangible assets were $2.2 million, $2.5 million and $6.9 million, respectively. The decrease in amortization expense in fiscal 2012 as compared to fiscal 2011 was primarily caused by the write-off of the intangible assets related to the Leadis acquisition at the end of fiscal 2011. See Note 6, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

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

As a consequence of these restructuring actions, we incurred restructuring charges of $759,000 in fiscal 2011. In fiscal 2013 and fiscal 2012, no restructuring charges occurred. The restructuring accruals as of March 31, 2013 and 2012 were included under “Accrued expenses and other liabilities” on our consolidated balance sheets. See Note 15, “Restructuring Charges” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

See Note 6, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Other Income (Expense).

In fiscal 2013, interest expense, net was $604,000 as compared to interest expense, net of $762,000 in fiscal 2012 and $1.2 million in fiscal 2011. The decrease in interest expense, net in fiscal 2012 as compared to fiscal 2011 was primarily caused by the pay-off of the loan on our office building in Milpitas, California. See Note 7, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the borrowing agreement.

In fiscal 2013, other expense, net was $41,000 as compared to other income, net of $1.9 million in fiscal 2012 and other income, net of $836,000 in fiscal 2011, respectively. The change from other income, net in fiscal 2012 to other expense, net in fiscal 2013 was primarily due to a $1.3 million other than temporary write-down of our investments in marketable equity securities and, in fiscal 2013, a smaller gain associated with changes in exchange rates applied to foreign currency transactions. The increase in other income, net from fiscal 2011 to fiscal 2012 was primarily due to an increased gain associated with changes in exchange rates applied to foreign currency transactions.

Provision for Income Taxes.

In fiscal 2013, the provision for income taxes reflected an effective tax rate of 48% as compared to 25% in fiscal 2012 and 15% in fiscal 2011. The fiscal 2013 tax rate reflected increases in valuation allowances applied against foreign deferred tax assets due to non-benefitted losses in certain tax jurisdictions where statutory tax rates are lower than in the countries where our principal operations occur. The fiscal 2012 tax rate reflected the release of valuation allowances that had been applied against foreign deferred tax assets, principally consisting of certain foreign net operating loss carryforwards, as well as the release of other tax reserves. The fiscal 2011 tax rate reflected a benefit related to the release of valuation allowances that had been applied against domestic deferred tax assets, which principally consisted of net operating loss carryforwards. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing. As a result of our current structure, we expect our effective tax rate to decline in fiscal 2014 to the extent that a higher percentage of our income is generated in tax jurisdictions where statutory tax rates are lower.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents were $107.1 million as compared to $98.6 million at March 31, 2012 and $75.4 million at March 31, 2011. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2013 was $31.6 million as compared to $44.4 million in fiscal 2012 and $33.9 million in fiscal 2011. For fiscal 2013 as compared to fiscal 2012, the decrease in cash provided by operating activities of $12.8 million was primarily due to a decrease of $24.8 million in net income and total adjustments to reconcile net income, offset by an increase of $12.0 million in net changes in operating assets and liabilities.

Changes in assets and liabilities for fiscal 2013 compared to fiscal 2012 included the following: Prepaid and other current assets increased because of an increase in estimated tax payments and accounts payable and inventories decreased due to a reduction in the purchase of inventories.

For fiscal 2012 as compared to fiscal 2011, the increase in cash provided by operating activities of $10.6 million was primarily due to an increase of $3.0 million in net income and total adjustments to reconcile net income and an increase of $7.6 million in net changes in operating assets and liabilities.

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

We used $11.1 million in net cash for investing activities during fiscal 2013, as compared to $12.4 million in fiscal 2012 and $8.9 million in fiscal 2011. In fiscal 2013, 2012 and 2011, we spent $7.2 million, $11.8 million and $8.9 million on capital expenditures, respectively. Over the past three fiscal years, the capital expenditures were principally for equipment required to maintain or increase our production capacity. In addition, in fiscal 2013, we spent $4.5 million on the purchase of investments.

For fiscal 2013, net cash used in financing activities was $10.9 million, as compared to net cash used in financing activities of $7.7 million in fiscal 2012 and net cash used in financing activities of $11.4 million in fiscal 2011. In fiscal 2013, we used $6.5 million for the purchase of treasury stock, $2.8 million for principal repayments on capital lease obligations, $1.9 million for payments of cash dividends to stockholders and $1.7 million for repayments of loans, offset by proceeds from employee equity plans of $2.0 million. In fiscal 2012, we used $7.6 million for the purchase of treasury stock, $3.2 million for principal repayments on capital lease obligations and $1.4 million for repayments of loans, offset by proceeds from employee equity plans of $3.4 million. In fiscal 2011, we used $8.4 million for repayments of loans, $4.0 million to purchase treasury stock and $3.1 million for principal repayments on capital lease obligations, offset by proceeds from employee equity plans of $3.9 million.

At March 31, 2013, capital lease obligations and loans payable totaled $26.8 million. This represented 25.1% of our cash and cash equivalents and 10.6% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €4.8 million, or $6.2 million, loan. The loan has a remaining term of 7 years, ending in June 2020, and bears a variable interest rate, which is dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $214,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2013, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOTW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. As of March 31, 2013, we complied with all of these financial covenants, other than for our net loss in the quarter ended March 31, 2013, for which we received a waiver from BOTW. See Note 7, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the subfacility.

During the quarters ended December 31, 2012 and March 31, 2013, we paid $928,000 and $926,000 in dividends, respectively, consisting of a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. Consistent with the requirements of local law, we either deposit funds for these plans with investment management companies, insurance companies, banks or trustees, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2013 was $16.3 million. See Note 8, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2013, we had $107.1 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2013. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. We expect to fund the $50.0 million purchase price of our recently announced proposed acquisition of the 4-bit and 8-bit microcontroller business of the System LSI Division of Samsung Electronics Co., Ltd. through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2013 to make future payments under contracts are set forth below (in thousands):

	Payments Due by Period
Contractual Obligations(1)(2)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)	$21,415	$15,956	$1,827	$1,709	$1,923
Capital lease obligations(4)	5,695	2,640	3,055	—	—
Operating lease obligations	6,753	1,310	1,893	1,266	2,284
Other purchase obligations(5)	27,238	16,654	10,584	—	—

Total	$61,101	$36,560	$17,359	$2,975	$4,207

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 8, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 13, “Employee Savings and Retirement Plans” and Note 8, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $6.7 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 7 “Borrowing Arrangements” for more details.

(4)	Includes anticipated interest payments. The capital lease obligations of $5.7 million include interest payments totaling $263,000.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2013, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2013 would have had the effect of reducing our net income by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a €4.8 million, or approximately $6.2 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 7 years.

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

In addition, we have interest rate risk from a $20.0 million revolving line of credit with BOTW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on October 31, 2013. At March 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 150 basis points to 325 basis points, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. Currently, a six-month LIBOR commitment is in effect, resulting in an interest rate, inclusive of BOTW’s margin, of 2.80%.

Revenues from our foreign subsidiaries were approximately 48.2% of total revenues in fiscal 2013. These revenues mainly come from our German and UK subsidiaries and are primarily denominated in Euros and British pounds, respectively. Our risk to European currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Our foreign subsidiaries also incur most of their expenses in the local currency. Our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2013 by an amount less than $1.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net loss. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation as of March 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2013 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 14, 2013

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,116	$98,604
Restricted cash	314	509
Accounts receivable, net of allowances of $2,656 at March 31, 2013 and $2,473 at March 31, 2012	37,752	48,420
Inventories	83,829	86,240
Prepaid expenses and other current assets	7,328	6,934
Deferred income taxes	7,167	8,450

Total current assets	243,506	249,157
Property, plant and equipment, net	51,995	56,071
Intangible assets, net	2,893	5,144
Deferred income taxes	24,847	25,629
Other assets	10,235	7,909

Total assets	$333,476	$343,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,458	$2,873
Current portion of loans payable	15,956	1,696
Accounts payable	12,822	14,427
Accrued expenses and other current liabilities	16,992	22,023

Total current liabilities	48,228	41,019
Other long term liabilities	6,877	6,456
Capitalized lease obligations, net of current portion	2,974	5,651
Long term loans, net of current portion	5,459	21,676
Pension liabilities	16,330	15,001

Total liabilities	79,868	89,803

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,921,213 issued and 30,885,354 outstanding at March 31, 2013 and 37,805,697 issued and 31,323,538 outstanding at March 31, 2012	378	378
Additional paid-in capital	202,599	198,283
Treasury stock, at cost: 7,035,859 common shares at March 31, 2013 and 6,482,159 common shares at March 31, 2012	(61,994)	(56,838)
Retained earnings	115,718	110,194
Accumulated other comprehensive income (loss)	(3,093)	2,090

Total stockholders’ equity	253,608	254,107

Total liabilities and stockholders’ equity	$333,476	$343,910

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012	2011
	(In thousands, except per share data)
Net revenues	$280,014	$368,004	$363,273
Cost of goods sold	195,134	248,760	241,526

Gross profit	84,880	119,244	121,747

Operating expenses:
Research, development and engineering	28,022	28,847	28,177
Selling, general and administrative	39,287	42,063	41,880
Amortization of acquisition-related intangible assets	2,244	2,524	6,937
Restructuring charges	—	—	759
Impairment charges	—	6,448	702

Total operating expenses	69,553	79,882	78,455

Operating income	15,327	39,362	43,292
Other income (expense):
Interest income	334	367	285
Interest expense	(938)	(1,129)	(1,513)
Other income (expense), net	(41)	1,941	836

Income before income tax provision	14,682	40,541	42,900
Provision for income tax	(7,034)	(10,235)	(6,253)

Net income	$7,648	$30,306	$36,647

Net income per share
Basic	$0.25	$0.97	$1.17

Diluted	$0.24	$0.93	$1.14

Cash dividends per common share	$0.06	$—	$—

Weighted average shares used in per share calculation
Basic	31,025	31,344	31,235

Diluted	31,695	32,496	32,008

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Net income	$7,648	$30,306	$36,647
Unrealized gain (loss) on available-for-sale investment securities, net of taxes of $68 in 2013, $(30) in 2012 and $(22) in 2011	128	(55)	(40)
Changes in defined benefit plan accumulated net actuarial income (loss), net of taxes, $418 in 2013, $415 in 2012 and $577 in 2011	(1,821)	(1,369)	1,089
Foreign currency translation adjustments	(3,490)	(4,249)	4,834

Total comprehensive income	$2,465	$24,633	$42,530

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2010	36,797	$183,610	5,461	$(45,662)	$43,307	$1,880	$183,135
Net income	—	—	—	—	36,647	—	36,647
Other comprehensive income		—	—	—	—	5,883	5,883
Stock-based compensation	—	3,398	—	—	—	—	3,398
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	556	4,171	—	—	—	—	4,171
Purchase of treasury stock	—	—	439	(4,005)	—	—	(4,005)
Re-issuance of treasury stock under stock compensation plans	—	—	—	—	—	—	—

Balances, March 31, 2011	37,353	191,179	5,900	(49,667)	79,954	7,763	229,229
Net income	—	—	—	—	30,306	—	30,306
Other comprehensive loss	—	—	—	—	—	(5,673)	(5,673)
Stock-based compensation	—	3,779	—	—	—	—	3,779
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	453	3,703	—	—	—	—	3,703
Purchase of treasury stock	—	—	628	(7,576)	—	—	(7,576)
Re-issuance of treasury stock under stock compensation plans	—	—	(46)	405	(66)	—	339

Balances, March 31, 2012	37,806	198,661	6,482	(56,838)	110,194	2,090	254,107
Net income	—	—	—	—	7,648	—	7,648
Other comprehensive loss	—	—	—	—	—	(5,183)	(5,183)
Stock-based compensation	—	3,451	—	—	—	—	3,451
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	115	865	—	—	—	—	865
Purchase of treasury stock	—	—	707	(6,505)	—	—	(6,505)
Re-issuance of treasury stock under stock compensation plans	—	—	(153)	1,349	(270)	—	1,079
Payment of dividend to stockholders	—	—	—	—	(1,854)	—	(1,854)

Balances, March 31, 2013	37,921	$202,977	7,036	$(61,994)	$115,718	$(3,093)	$253,608

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,648	$30,306	$36,647
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	12,492	13,467	18,059
Provision for receivable allowances	10,064	8,524	8,534
Write-down of goodwill and other intangibles	—	6,448	702
Write-down of marketable equity securities	1,342	—	—
Net change in inventory provision	1,295	1,322	(4,395)
Stock-based compensation	3,451	3,779	3,398
Deferred income taxes	2,495	1,696	(5,398)
Tax impacts due to employee equity incentive plans	38	(663)	(305)
Loss on disposal of plant and equipment	—	71	217
Gain on investments	(362)	(217)	(358)
Other non-cash items, net	220	(1,212)	3,442
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(487)	(2,795)	(15,279)
Inventories	(839)	(13,420)	(3,403)
Prepaid expenses and other current assets	(3,878)	2,842	488
Other assets	832	540	(889)
Accounts payable	(1,304)	(2,006)	(1,407)
Accrued expenses and other liabilities	(744)	(3,634)	(5,608)
Pension liabilities	(626)	(602)	(578)

Net cash provided by operating activities	31,637	44,446	33,867

Cash flows from investing activities:
Change in restricted cash	195	84	220
Purchases of investments	(4,538)	(1,048)	(561)
Purchases of plant and equipment	(7,192)	(11,842)	(8,855)
Proceeds from sale of investments	453	431	255

Net cash used in investing activities	(11,082)	(12,375)	(8,941)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,774)	(3,222)	(3,120)
Repayments of loans and notes payable	(1,667)	(1,374)	(8,447)
Proceeds from loans	—	423	—
Tax impacts due to employee equity incentive plans	(38)	663	305
Purchases of treasury stock	(6,505)	(7,576)	(4,005)
Payments of cash dividends to stockholders	(1,854)	—	—
Proceeds from employee equity plans	1,982	3,379	3,866

Net cash used in financing activities	(10,856)	(7,707)	(11,401)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,187)	(1,166)	1,357

Net increase in cash and cash equivalents	8,512	23,198	14,882
Cash and cash equivalents at beginning of the year	98,604	75,406	60,524

Cash and cash equivalents at end of the year	$107,116	$98,604	$75,406

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$897	$1,129	$1,045
Cash paid during the period for income taxes	$126	$11,329	$14,238
Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired under capital leases and loans	$—	$5,764	$4,780

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement and footnote presentation, including an immaterial reclassification of stock-based compensation expense between cost of sales and operating expenses in fiscal 2012 and fiscal 2011. These reclassifications did not affect our net income as previously reported.

Foreign Currency Translation and Transaction

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We sell to distributors and original equipment manufacturers. Approximately 57.4% of our revenues in fiscal year ended March 31, 2013, or fiscal 2013, were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a form of price protection. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Reserves for allowances are also recorded at the time of shipment. The management of our company must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. We have visibility into inventory held by our distributors to aid in our reserve analysis. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2013, 2012 and 2011, approximately $2.4 million, $2.1 million and $916,000, respectively, of products were returned to us under the program. We establish the stock rotation allowance for all sales to distributors except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2013 (in thousands):

Balance March 31, 2010	$1,419
Additions	5,467
Deductions	(5,486)

Balance March 31, 2011	1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	$1,396

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

Restricted Cash

Restricted cash balances at March 31, 2013 and March 31, 2012 were $314,000 and $509,000, respectively. The restricted cash balances include amounts pledged as collateral on outstanding letters of credit and funds held in escrow.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2010	$35,574
Utilization or sale	(9,618)
Scrap	(2,230)
Additional accrual	5,288
Foreign currency translation adjustments	422

Balance at March 31, 2011	29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional accrual	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	$25,289

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

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2013 and 2012, our lower of cost or market reserve was $670,000 and $630,000, respectively.

We periodically identify any inventory that is no longer usable and write it off against recorded reserves.

We have entered into a multiyear purchase agreement for the purchase of substrates. Under the agreement, the supplier agrees to supply and we are obliged to purchase products corresponding to an agreed yearly purchase amount. We have recognized the liability for all products delivered as of March 31, 2013. The total amount committed under the agreement has been disclosed in Note 17, “Commitments and Contingencies.”

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

On June 10, 2005, IXYS Semiconductor GmbH, or IXYS GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and expected to be paid in full by June 30, 2020. See Note 7, “Borrowing Arrangements” for more details.

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

We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. These investments are accounted for using the equity method. In fiscal 2013, we recognized income of $107,000 on our investment in Powersem and $124,000 on our investment in EB Tech Ltd. In fiscal 2012, we recognized income of $461,000 and $190,000 on each of these investments, respectively. In fiscal 2011, we recognized income of $526,000 and $205,000 on each of these investments, respectively.

On November 5, 2009, IXYS CH GmbH, our Swiss subsidiary, entered into a Share Purchase Agreement with Zencell Co. Ltd, or Zencell, to acquire 53,847 shares of convertible preferred stock of Zencell for $500,000. Zencell was a manufacturer of rechargeable and primary alkaline batteries in South Korea. The investment resulted in IXYS CH GmbH owning 35% of the equity in Zencell and is accounted for using the equity method in the financial statements. In fiscal 2011, we recognized losses of $102,000 on our investment in Zencell. In March 2011, Zencell declared bankruptcy. As a result, we recorded an impairment loss for the full write-down of our investment of $502,000 in “Selling, general and administrative expenses” on our consolidated statements of operations.

Refer to Note 4, “Other Assets” and Note 12, “Related Party Transactions” for further information regarding the investment balances and the related transactions of those long term equity investments.

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

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We adopted an update issued by FASB, which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit.

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

See Note 6, “Goodwill and Intangible Assets” for further discussion of impairment analysis of goodwill and related charges recorded.

Derivative Financial Instruments

Although the majority of our transactions are in U.S. dollars, we enter into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with our operations. From time to time, we purchase short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. We did not have any open foreign exchange forward and option contracts at March 31, 2013. We have entered into an interest rate swap to manage our variable interest rate exposure on the borrowing from IKB Deutsche Industriebank.

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and other income (expense), net. See Note 3, “Fair Value” and Note 7, “Borrowing Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash funding requirements of our pension plans. The authoritative guidance provided by FASB requires us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the authoritative guidance provided by FASB in connection with fair value measurements. It defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Carrying amounts of some of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of notes payable to banks and loans payable approximate fair value and represent level 2 valuations.

Advertising Expense

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2013, 2012 and 2011 was $649,000, $655,000 and $547,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development Expense

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is more likely than not that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released, which will have the effect of reducing income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding income taxes.

Other Income and Expense

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income or loss from investments accounted for on the equity method and other than temporary impairment on available-for-sale securities.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2013 and 2012.

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

Net Income (Loss) per Share

Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. See Note 11, “Computation of Net Income (Loss) per Share.”

Accumulated Other Comprehensive Income

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available-for-sale” and minimum pension liability, net of tax. See Note 10, “Accumulated Other Comprehensive Income.”

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, we manufacture approximately 63.5% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We rely on third party suppliers to provide the remaining 36.5%. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

Dependence on Suppliers

We purchase silicon substrates from a limited number of vendors, most of whom we do not have long term supply agreements with. Any of these suppliers could terminate their relationship with us at any time. Our reliance on a limited number of suppliers involves several risks, including potential inability to obtain an

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate supply of silicon substrates and reduced control over the price, timely delivery, reliability and quality of the silicon substrates. There can be no assurance that problems will not occur in the future with suppliers.

Employees Covered by Collective Bargaining Arrangements

Approximately 100, or 58.5%, and 383, or 95.8%, of our employees in the United Kingdom and Germany, respectively, have their pay negotiated by a labor union.

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

We invest our excess cash primarily in foreign and domestic banks in short term time deposit and money market accounts. Maturities are generally three months or less. Our non-interest bearing domestic cash balances exceed federally insured limits. Additionally, we may invest in commercial paper with financial institutions that management believes to be creditworthy. These securities mature within ninety days or less and bear minimal credit risk. We have not experienced any losses on such investments.

We sell our products primarily to distributors and original equipment manufacturers. We perform ongoing credit evaluations of our customers and generally do not require collateral. An allowance for potential credit losses is maintained by us. See Note 14, “Segment and Geographic Information” for a discussion of revenues by geography.

In fiscal 2013, 2012, and 2011, one distributor accounted for 13.2%, 11.1%, and 11.9% of our net revenues, respectively, and another distributor accounted for 10.3%, 11.3% and 11.8% of our net revenues, respectively.

We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with the policies approved by our Board of Directors.

Stock-Based Compensation Plans

We have employee equity incentive plans, which are described more fully in Note 9, “Employee Equity Incentive Plans.” The authoritative guidance provided by FASB requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest.

Compensation cost for equity incentive awards is based on the grant-date fair value estimated in accordance with the authoritative guidance provided by FASB. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

The fair value of issuances under our Employee Stock Purchase Plan is estimated on the issuance date using the Black-Scholes options pricing model.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning on April 1, 2012. Although adopting the guidance did not impact the accounting for comprehensive income, it affected the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the consolidated statements of stockholders’ equity.

In September 2011, FASB issued authoritative guidance on testing goodwill for impairment. Under the amendments in this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance permits an entity to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. The guidance was effective for us in the fiscal year beginning on April 1, 2012 and did not have significant impact on our consolidated financial statements and disclosures.

In December 2011, FASB issued authoritative guidance on disclosure about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for us for the fiscal year beginning on April 1, 2013. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements and disclosures.

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

In February 2013, FASB issued authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income. In addition to the current requirements for reporting net income or other comprehensive income in financial statements, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for us for the fiscal year beginning on April 1, 2013. We are currently evaluating the impact that the adoption of the guidance will have on our consolidated financial statements and disclosures.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2013 and 2012 (in thousands):

	March 31, 2013(1)			March 31, 2012(1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
		Level 1	Level 2		Level 1	Level 2
Description
Money market funds(2)	$67,959	$67,959	$—	$69,369	$69,369	$—
Marketable equity securities(3)	4,116	4,116	—	1,064	1,064	—
Auction rate preferred securities(3)	350	—	350	350	—	350
Derivative liabilities(4)	(198)	—	(198)	(203)	—	(203)

Total	$72,227	$72,075	$152	$70,580	$70,433	$147

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the consolidated balance sheets as of March 31, 2013 and 2012. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our debt, which primarily consists of loans from banks, approximates fair value as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of our debt was approximately $21.4 million and $23.4 million at March 31, 2013 and March 31, 2012, respectively. Our debt is categorized as Level 2 for fair value measurement. See Note 8, “Pension Plans” for a discussion of pension liabilities.

Fair Value Measurements on a Nonrecurring Basis

In fiscal 2013, we reviewed our intangible assets associated with the Zilog acquisition and concluded that they were not impaired. In fiscal 2012, we performed an assessment of the impairment of goodwill at the reporting unit level that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. We concluded that the goodwill associated with the Zilog reporting unit was completely impaired. Consequently, we wrote off all of the outstanding goodwill related to the Zilog acquisition and recorded an impairment charge of $6.4 million.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in fiscal 2012 (in thousands):

Basis of Fair Value Measurements on a Nonrecurring Basis in 2012	Significant Other Unobservable Inputs (Level 3)	Total Losses in 2012
Assets at fair value:
Goodwill	$—	$ (6,448)

4.    Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2013	2012
Marketable equity securities	$4,116	$1,064
Auction rate preferred securities	350	350
Equity method investments	5,449	5,340
Other items	320	1,155

Total	$10,235	$7,909

Based on evaluation of available evidence as of March 31, 2013, we concluded that an impairment of certain marketable equity securities was other than temporary. As a result, we realized an impairment loss totaling $1.3 million. Available-for-sale investment securities have been stated at their fair value as of March 31, 2013 and include an unrealized gain, net of taxes, of $60,000 at March 31, 2013, and an unrealized loss, net of taxes, of $68,000 at March 31, 2012.

Available-for-sale investments as of March 31, 2013 and 2012 were as follows (in thousands):

	Fiscal Year 2013				Fiscal Year 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$4,024	$109	$(17)	$4,116	$1,168	$45	$(149)	$1,064
Auction rate preferred securities	$350	$—	$—	$350	$350	$—	$—	$350

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2013 and March 31, 2012, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2013	$9	$27	$8	$263	$17	$290
March 31, 2012	$—	$57	$149	$329	$149	$386

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2013 and March 31, 2012.

During fiscal 2013, we recognized a gain of $109,000 on the sale of available-for-sale investment securities. In respect of those securities, there was an unrealized loss of $64,000 included in accumulated other comprehensive income as of March 31, 2012.

Our equity method investments constitute investments accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 12, “Related Party Transactions” for further information on these investments.

5.    Balance Sheet Details

Allowances Movement (in thousands)

	Balance at Beginning of Year	Additions	Deductions	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2013	$2,473	$10,064	$(9,851)	$(30)	$2,656
Year ended March 31, 2012	$3,478	$8,524	$(9,492)	$(37)	$2,473
Year ended March 31, 2011	$3,466	$8,534	$(8,562)	$40	$3,478

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$17,349	$23,200
Work in process	41,036	41,570
Finished goods	25,444	21,470

Total	$83,829	$86,240

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2013	2012
Property and plant (useful life of 24 years to 50 years)	$33,996	$34,190
Equipment owned (useful life of 1 to 14 years)	97,104	93,510
Equipment capital leases (useful life of 4 years)	40,010	41,599
Leasehold improvements (useful life of up to 8 years)	917	936

	172,027	170,235
Accumulated depreciation and amortization	(120,032)	(114,164)

	$51,995	$56,071

Depreciation expense for fiscal years ended March 31, 2013, 2012 and 2011 amounted to $10.2 million, $10.9 million and $11.0 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2013	2012
Uninvoiced goods and services	$8,204	$11,869
Compensation and benefits	5,950	7,214
Commission, royalties and other	2,838	2,940

Total	$16,992	$22,023

6.    Goodwill and Intangible Assets

Goodwill

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the discount and growth rates for the analysis. We concluded that the goodwill associated with the Zilog reporting unit was completely impaired. As a result, we wrote off all the outstanding goodwill related to the Zilog acquisition and recorded an impairment charge of $6.4 million.

The changes in the carrying amount of goodwill for the years ended March 31, 2013 and 2012 are as follows (in thousands):

	March 31,
	2013	2012
Goodwill	$13,192	$13,192
Accumulated impairment losses	(13,192)	(6,744)

Net goodwill at beginning of period	—	6,448
Goodwill acquired in acquisition	—	—
Impairment losses	—	(6,448)

Net goodwill at end of period	$—	$—

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$2,458	$2,342
Customer relationships	6,100	6,100	—
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	636	551

Total identifiable intangible assets	$14,087	$11,194	$2,893

Identified intangible assets consisted of the following as of March 31, 2012 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$1,658	$3,142
Customer relationships	6,100	4,840	1,260
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	445	742

Total identifiable intangible assets	$14,087	$8,943	$5,144

In fiscal 2013, we reviewed our intangible assets associated with the Zilog acquisition and concluded that they were not impaired. In the fourth quarter of fiscal 2012, before performing step two of the goodwill impairment test, we performed an impairment test of the Zilog net intangible assets and concluded that they were not impaired.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisition of Zilog. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

	Acquisition Date Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

The amortization of intangible assets is expected to be approximately $989,000, $989,000, $908,000, $6,000 and $1,000 in fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

7.    Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOTW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 150 basis points to 325 basis points, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2013 was 2.80%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. As of March 31, 2013, we complied with all of these financial covenants, other than for our net loss in the quarter ended March 31, 2013, for which we received a waiver from BOTW.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at March 31, 2013 was €4.8 million, or $6.2 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 70 basis points to 125 basis points, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. It is not designated as a hedge in the financial statements. See Note 3, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $214,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2013, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

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

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2013 were as follows (in thousands):

Fiscal Year Payable	Amount
2014	$15,956
2015	955
2016	872
2017	855
2018	854
Thereafter	1,923

Total	21,415
Less: Current portion	15,956

Long term portion	$5,459

8.    Pension Plans

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2013	2012	2011
Service cost	$96	$84	$71
Interest cost on projected benefit obligation	1,890	2,049	2,065
Expected return on plan assets	(1,517)	(1,713)	(1,546)
Transition obligation	2	2	2
Recognized actuarial loss	165	68	178

Net periodic pension expense	$636	$490	$770

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$37,872	$37,530
Service cost	96	84
Interest cost	1,890	2,049
Actuarial loss	4,984	833
Benefits paid	(1,675)	(2,054)
Foreign currency adjustment	(1,708)	(570)

Projected benefit obligation at year end	$41,459	$37,872

Change in plan assets
Fair value of plan assets at the beginning of the year	$22,871	$23,315
Actual return on plan assets	3,733	430
Employer contribution	902	759
Benefits paid from assets	(1,305)	(1,589)
Foreign currency adjustment	(1,072)	(44)

Plan assets at fair value at year end	$25,129	$22,871

Unfunded status of the plan at year end	$(16,330)	$(15,001)

Pension liability recognized on the balance sheet due after one year	$16,330	$15,001
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$41,459	$37,872
Accumulated benefit obligation at year end	$40,696	$37,235
Plan assets at fair value at year end	$25,129	$22,871
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss (gross of taxes, $1,941 for 2013 and $1,523 for 2012)	$(8,076)	$(5,837)
Amount recognized as component of stockholders’ equity — pretax	$(8,076)	$(5,837)
Accumulated benefit obligation at year end	$40,696	$37,235

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

Year End March 31,
	2013	2012
Discount rate	4.0-4.7%	5.2-5.7%
Expected long term rate of return on assets	6.4-7.0%	6.7-7.0%
Salary scale	1.5-6.0%	1.5-6.0%

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of March 31, 2013, and 2012, using the same three-level hierarchy of fair-value inputs described in Note 3, “Fair Value” (in thousands):

	March 31, 2013				March 31, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$669	$—	$—	$669	$477	$—	$—	$477
Currency contracts	—	(15)	—	(15)	—	5	—	5
Equity	18,411	3	6	18,420	16,775	4	1	16,780
Fixed interest	1,479	4,525	2	6,006	1,078	4,483	5	5,566
Mortgage back security	—	11	—	11	—	9	—	9
Swaps	2	37	(1)	38	—	34	—	34

Total	$20,561	$4,561	$7	$25,129	$18,330	$4,535	$6	$22,871

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2014 includes amortization of actuarial loss of $237,000. Approximately 66% of the accrued pension liability relates to the German plan and 34% to the United Kingdom plan. The accrued pension liability related to the Philippine plan is immaterial.

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets do not include our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. At March 31, 2013, approximately 78% of the assets of the United Kingdom fund were invested in equity securities while 22% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. The target allocation of the United Kingdom plan assets that we control is 75% equity securities and 25% fixed income instruments. This objective has not been achieved due to the relative investment return of the two asset classes.

The German plan was held by a separate legal entity. As of March 31, 2013, the German defined benefit plan was completely unfunded.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. At March 31, 2013, approximately 65% of the assets of the fund were invested in fixed income securities, 32% in equity securities and 3% in cash. The target allocation for the Philippine fund was 70% to fixed income securities, 20% to equities and 10% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $978,000 in the fiscal year ending March 31, 2014. This contribution is primarily contractual.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2014	$1,402
March 31, 2015	1,483
March 31, 2016	1,571
March 31, 2017	1,770
March 31, 2018	1,781
Five fiscal years ended March 31, 2023	10,268

Total benefit payments for the ten fiscal years ended March 31, 2023	$18,275

9.    Employee Equity Incentive Plans

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In general, the options and shares granted pursuant to the Zilog 2004 Plan are exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the plan administrator, generally expected to be the Compensation Committee of our Board of Directors, determines in the applicable option agreement. The exercise price per share, payable upon the exercise of an option, is established by such administrator at the time of the grant and is not less than the par value per share of common stock on the date of the grant and, in the case of an incentive stock option, generally is not less than 100% of the fair market value per share on the date of grant.

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

Zilog 2002 Omnibus Stock Incentive Plan

The Zilog 2002 Omnibus Stock Incentive Plan, or the Zilog 2002 Plan, was adopted in 2002. In connection with the acquisition of Zilog, our Board of Directors approved the assumption of the Zilog 2002 Plan with respect to the shares available for grant as stock options. Employees of Zilog and persons first employed by our company after the closing of the acquisition of Zilog were eligible to receive grants under the Zilog 2002 Plan. At the time of the assumption of the Zilog 2002 Plan by our company, up to 366,589 shares of our common stock were available for grant under the plan.

Stock options granted under the Zilog 2002 Plan were permitted to be: (i) incentive stock options or nonqualified stock options or (ii) EBITDA-linked options and/or non-EBITDA linked options. We did not grant any EBITDA-linked options and none are outstanding. In general, non-EBITDA-linked options granted pursuant to the Zilog 2002 Plan was exercisable at such time or times and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as determined by the plan administrator in the applicable award agreements or thereafter. The exercise price per share payable upon the exercise of an option was established by such administrator at the time of grant. The term of each non-EBITDA-linked option was determined at the time of grant and does not exceed ten years. The Zilog 2002 Plan expired in May 2012 and no additional grants may be made thereunder.

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2013, there were 115,516 shares purchased under the Purchase Plan, leaving approximately 186,355 shares available for purchase under the plan in the future.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of share-based compensation expenses recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands):

	Year Ended March 31,
Income Statement Classifications	2013	2012	2011
Cost of goods sold	$398	$376	$351
Research, development and engineering	1,030	917	650
Selling, general and administrative	2,023	2,486	2,397

Stock-based compensation effect on income before taxes	3,451	3,779	3,398
Benefit from income taxes	1,287	1,375	1,236

Net stock-based compensation effects on net income	$2,164	$2,404	$2,162

As of March 31, 2013, there were $6.0 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2013, 2012 and 2011, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Weighted average estimated per share fair value of grant	$5.26	$6.42	$4.79	$3.22	$3.14	$2.85
Risk-free interest rate	1.1%	1.3%	2.0%	0.2%	0.2%	0.3%
Expected term in years	6.34	5.85	5.83	0.50	0.50	0.50
Volatility	55.3%	55.7%	56.1%	46.4%	51.6%	49.3%
Dividend yield	0%	0%	0%	0%	0%	0%

We estimate the expected term of options granted based on the historical average period over which the options are exercised by employees. We estimate the volatility of our common stock based on historical volatility measures. We base the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Any dividend is at the discretion of the Board of Directors and may be paid or not in its determination. Currently, we use an expected dividend yield of zero in the option valuation model because of the uncertainty and the absence of any long-term record of paying dividends. We are required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We recognize the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2013.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under our equity incentive plans for fiscal 2013, 2012 and 2011 is summarized below:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share(4)
		Number of Shares(1)	Intrinsic Value(2)(3)
			(000)
Stock Options
Balances, March 31, 2010	1,819,552	5,188,273	$4,570	$9.32
Options granted	(700,000)	700,000		$9.05
Options exercised	—	(439,902)	$1,926	$7.33
Options cancelled	—	(30,750)		$7.57
Options expired	135,000	(217,853)		$19.55

Balances, March 31, 2011	1,254,552	5,199,768	$23,505	$9.03
New shares authorized(5)	600,000	—
Options granted	(966,000)	966,000		$12.37
Options exercised	—	(478,264)	$2,862	$7.35
Options cancelled	11,250	(164,500)		$8.30
Options expired	—	(51,000)		$12.61

Balances, March 31, 2012	899,802	5,472,004	$19,532	$9.75
Options granted	(455,000)	455,000		$9.93
Plan authorization expired	(589)	—
Options exercised	—	(153,131)	$443	$7.03
Options cancelled	7,500	(67,425)		$8.34
Options expired	—	(378,975)		$7.31

Balances, March 31, 2013	451,713	5,327,473	$4,273	$10.04

Restricted Stock Units(6)
Balances, March 31, 2010	(151,766)	32,200		$9.58
Vested	—	(32,200)	$292	$9.58

Balances, March 31, 2011	(151,766)	—

Balances, March 31, 2013	299,947	5,327,473

(1)	The number of stock options exercised and restricted stock units vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	For restricted stock units, represents value of our stock on the date the restricted stock unit vests.

(3)	Except for options exercised, these amounts represent the difference between the exercise price and $9.59 per share, the closing price of our stock on March 31, 2013 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(4)	For restricted stock units, represents the weighted average fair value per share on the date of grant.

(5)	On September 16, 2011, our stockholders approved the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options.

(6)	No restricted stock units activities occurred in fiscal 2013 and 2012.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at March 31, 2013:

Options Outstanding				Options Exercisable
Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - $ 7.75	1,205,735	5.2	$6.63	1,205,735	$6.63
$ 7.76 - $10.00	1,582,000	5.8	$9.21	1,044,500	$9.06
$10.01 - $12.50	1,611,950	6.1	$11.32	1,121,450	$11.11
$12.51 - $99.99	927,788	4.8	$13.65	693,788	$13.97

$ 5.01 - $99.99	5,327,473	5.6	$10.04	4,065,473	$9.74

Of the 5,327,473 options outstanding, 4,065,473 were exercisable on March 31, 2013 at a weighted average exercise price of $9.74 per share, with an intrinsic value of $4.1 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2013 was 5.6 years and 4.6 years, respectively. The fair value of options that vested during the year ended March 31, 2013 was $3.6 million.

10.    Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities(1)	Defined Benefit Pension Plans(2)	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2011	$10,721	$(13)	$(2,945)	$7,763
Other comprehensive income	(4,249)	(55)	(1,369)	(5,673)

Balance as of March 31, 2012	6,472	(68)	(4,314)	2,090
Other comprehensive income	(3,490)	128	(1,821)	(5,183)

Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)

(1)	Net of taxes of $31 in fiscal 2013, $(37) in fiscal 2012 and $(7) in fiscal 2011.

(2)	Net of taxes of $(1,941) in fiscal 2013, $(1,523) in fiscal 2012 and $(1,108) in fiscal 2011.

11.    Computation of Net Income per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2013	2012	2011
Net income	$7,648	$30,306	$36,647

Weighted average shares — basic	31,025	31,344	31,235

Weighted average shares — diluted	31,695	32,496	32,008

Net income per share — basic	$0.25	$0.97	$1.17

Net income per share — diluted	$0.24	$0.93	$1.14

Diluted weighted average shares includes approximately 670,000, 1,152,000 and 773,000 common equivalent shares from stock options for fiscal 2013, 2012 and 2011, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. In fiscal 2013, 2012 and 2011, there were outstanding options to purchase 2,660,163, 1,098,314 and 2,003,579 shares, respectively, at weighted average exercise prices of $11.86, $12.99 and $11.31 per share, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

12.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2013, 2012 and 2011, we recorded revenues of $1.3 million, $2.7 million and $2.5 million, respectively, from sales of products to Powersem for use as components in our products. In fiscal 2013, 2012 and 2011, we purchased $2.9 million, $5.5 million and $4.9 million, respectively, from Powersem. At March 31, 2013, 2012 and 2011, the accounts receivable balances from our sales to Powersem were $121,000, $161,000 and $253,000, respectively. The accounts payable balances to Powersem, as of March 31, 2013, 2012 and 2011, were $59,000, $296,000 and $210,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2013 and 2012, EB Tech rendered processing services totaling approximately $33,000 and $56,000, respectively, to our company. As of March 31, 2013 and 2012, no accounts payable balance was due to EB Tech.

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

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2013.

13.    Employee Savings and Retirement Plans

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2013, 2012 and 2011, we contributed $625,000, $571,000 and $590,000, respectively.

IXYS UK also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. IXYS UK contributes between 5% to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2013, 2012 and 2011, IXYS UK contributed $298,000, $344,000 and $337,000, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses.

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$84,789	$103,122	$102,190
Europe and the Middle East
France	5,235	7,433	7,071
Germany	32,287	47,499	42,385
Italy	4,087	6,274	6,054
Sweden	4,588	5,297	4,922
United Kingdom	23,853	31,131	28,729
Other	28,518	40,927	37,673
Asia Pacific
China	44,504	61,723	68,794
Japan	6,514	9,070	11,737
Korea	8,311	11,988	9,464
Malaysia	4,606	4,744	4,953
Singapore	9,994	10,332	10,481
Taiwan	3,981	6,797	9,372
Other	5,494	6,483	5,196
Rest of the World
India	6,080	8,198	8,319
Other	7,173	6,986	5,933

Total	$280,014	$368,004	$363,273

The following table sets forth net revenues for each of our product groups fiscal 2013, 2012 and 2011 (in thousands):

	Year Ended March 31,
	2013	2012	2011
Power semiconductors	$200,907	$277,718	$252,892
Integrated circuits	57,993	63,597	83,225
Systems and RF power semiconductors	21,114	26,689	27,156

Total	$280,014	$368,004	$363,273

In fiscal 2013, 2012, and 2011, one distributor accounted for 13.2%, 11.1%, and 11.9% of our net revenues, respectively, and another distributor accounted for 10.3%, 11.3% and 11.8% of our net revenues, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany and IXYS UK in the United Kingdom. The following table summarizes the net revenues, net income and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2013	2012	2011
Net revenues:
Foreign	$134,962	$175,667	$163,277
Domestic	145,052	192,337	199,996

	$280,014	$368,004	$363,273

Net income:
Foreign	$7,774	$22,487	$16,829
Domestic	(126)	7,819	19,818

	$7,648	$30,306	$36,647

	Year Ended March 31,
	2013	2012
Property, plant and equipment, net:
United States	$29,308	$29,760
Germany	20,711	24,098
United Kingdom	1,971	2,192
Other countries	5	21

Total property, plant and equipment	$51,995	$56,071

15.    Restructuring Charges

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

During fiscal 2011 we incurred restructuring-related charges of approximately $759,000. The charges were comprised of asset impairments and exit costs for facility consolidations of $659,000 and employee severance costs of approximately $100,000. No restructuring charges occurred in fiscal 2012 and fiscal 2013.

The restructuring accrual as of March 31, 2013 and 2012 was included under “Accrued expenses and other liabilities” on our consolidated balance sheets.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant activity within, and components of, our restructuring obligations as of fiscal 2013, 2012 and 2011 (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2010	$1,205	$—	$1,205
Charges(1)	100	442	542
Cash payments	(1,198)	(63)	(1,261)
Currency translation adjustment	(1)	—	(1)

Balance at March 31, 2011	106	379	485
Charges	(30)	—	(30)
Cash payments	—	(252)	(252)
Currency translation adjustment	(4)	—	(4)

Balance at March 31, 2012	72	127	199
Cash payments	—	(127)	(127)
Currency translation adjustment	(3)	—	(3)

Balance at March 31, 2013	$69	$—	$69

(1)	Excludes $217,000 related to impairment of assets due to the consolidation of facilities.

We anticipate that the remaining restructuring obligations of $69,000 as of March 31, 2013 will be paid by December 31, 2013.

16.    Income Taxes

Income before income tax consists of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Domestic	$7,359	$15,015	$23,546
International	7,323	25,526	19,354

	$14,682	$40,541	$42,900

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Current:
Federal	$1,795	$3,080	$8,125
State	278	467	836
Foreign	2,466	4,992	2,690

	4,539	8,539	11,651
Deferred:
Federal	1,734	772	(7,253)
State	(102)	326	(1,054)
Foreign	863	598	2,909

	2,495	1,696	(5,398)

Total income tax provision	$7,034	$10,235	$6,253

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2013	2012	2011
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	1	2	(1)
Expense (benefit) of lower tax jurisdictions	—	(5)	(8)
Research and development tax credits	(4)	(1)	(1)
Valuation allowance	6	(4)	(19)
Permanent items	4	3	3
Tax reserves	3	(6)	5
Share-based compensation	2	1	1
Foreign income	1	—	—

Effective tax provision rate	48	25	15

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Reserves and allowances	$6,254	$6,369
Other liabilities and accruals	913	2,081

Total short term deferred tax assets	7,167	8,450

Other long term liabilities and accruals	2,583	1,709
Depreciable assets	1,959	3,114
Net operating loss carryforward	17,261	18,469
Share-based compensation	4,431	3,696
Credits carryforward	2,396	2,300

Total long term deferred tax assets	28,630	29,288

Total deferred tax assets	35,797	37,738

Less: Valuation allowance and other reserves	(3,783)	(3,659)

Net deferred tax asset	$32,014	$34,079

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2013, we recorded certain adjustments on the valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2013, we had gross U.S. net operating loss carryforwards of approximately $86.8 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2014 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards include stock option deductions arising from our stock option plan. As of March 31, 2013, we had net operating loss carryforwards for foreign income tax purposes of approximately $10.5 million.

During fiscal 2013, the $124,000 net increase in the valuation allowance from $3.7 million as of March 31, 2012 to $3.8 million as of March 31, 2013 included an $864,000 increase in valuation allowance. The increase was primarily because our Swiss subsidiary generated a net operating loss in the current year, offset mainly by a decrease in valuation allowance due to a liquidation of a foreign subsidiary.

At the end of fiscal 2013, we had $6.7 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. The $6.7 million has been classified under “Other Long term liabilities” on our consolidated balance sheet. Our liability for unrecognized tax benefits decreased by $827,000 from prior year, principally due to the lapse of statutes of limitation in respect of certain tax positions. The liability for unrecognized tax benefits was offset by an increase in current year adjustments of $964,000 and an increase of $281,000 in accrued interest and penalties. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $828,000 of accrued interest and penalties at March 31, 2013.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2010	$6,233
Lapse of statute of limitations	(1,492)
Increases in balances related to tax positions taken during prior periods	362
Increases in balances related to tax positions taken during the current period	3,682

Balance as of March 31, 2011	8,785
Lapse of statute of limitations and close of foreign audit	(3,555)
Increases in balances related to tax positions taken during prior periods	285
Increases in balances related to tax positions taken during the current period	803

Balance as of March 31, 2012	6,318
Lapse of statute of limitations	(827)
Increases in balances related to tax positions taken during prior periods	281
Increases in balances related to tax positions taken during the current period	964

Balance as of March 31, 2013	$6,736

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

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and tax credit carryforwards may be impaired or limited in certain circumstances. Events that may restrict utilization of net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations and continuity of business requirements, as defined in Internal Revenue Code Section 382 and similar state provisions. Current utilization of carryforwards is restricted by an annual limitation, which results in the expiration of net operating loss carryforwards and credit carryforwards before they can be utilized.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Commitments and Contingencies

Commitments

We lease certain equipment under capital lease arrangements expiring through fiscal 2016 at interest rates of 3.6% to 6.0%. We rent certain of our facilities under operating leases expiring through fiscal 2023.

Future minimum lease payments under capital leases, operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

Fiscal Year Ended March 31,	Capital Leases	Operating Leases	Other Purchase Obligations
2014	$2,640	$1,310	$16,654
2015	2,374	1,117	6,084
2016	681	776	4,500
2017	—	673	—
2018	—	593	—
Thereafter	—	2,284	—

Total minimum payments	5,695	$6,753	$27,238

Less: interest	263

	5,432
Less: current portion	2,458

Capitalized lease obligations, net of current portion	$2,974

Rent expense for fiscal years ended March 31, 2013, 2012 and 2011 amounted to $1.3 million, $1.7 million and $2.1 million, respectively.

As of March 31, 2013 and 2012, we had cash deposits with financial institutions of $314,000 and $509,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on our balance sheets.

On November 13, 2009, we entered into a credit agreement with BOTW. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At March 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million. See Note 7, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

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

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2013 and 2012.

18.    Subsequent Events

On May 24, 2013, we signed an agreement with Samsung Electronics Co., Ltd. to acquire the 4-bit and 8-bit microcontroller product lines of the System LSI Division of Samsung Electronics Co., Ltd. for a purchase price of about $50.0 million. The acquisition is expected to be consummated during the summer of calendar 2013.

On May 22, 2013, we declared a quarterly cash dividend on our common stock of $0.03 per share. The quarterly dividend will be paid on June 28, 2013 to stockholders of record on June 7, 2013.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)(1)

Fiscal Year Ended March 31, 2013

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Net revenues	$66,884	$63,812	$68,461	$80,857
Gross profit	18,432	18,971	20,404	27,073
Operating income	759	2,478	3,377	8,713
Net income (loss)	$(1,905)	$1,189	$2,357	$6,007
Net income (loss) per share — basic(2)	$(0.06)	$0.04	$0.08	$0.19
Net income (loss) per share — diluted(2)	$(0.06)	$0.04	$0.07	$0.19
Weighted average shares used in per share calculation
Basic	30,857	31,005	31,310	31,351
Diluted	30,857	31,487	31,975	32,378

Fiscal Year Ended March 31, 2012

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Net revenues	$87,181	$80,041	$99,004	$101,778
Gross profit	29,841	23,028	31,376	34,999
Operating income	3,529	5,317	14,185	16,331
Net income(3)	$3,712	$5,671	$10,947	$9,976
Net income per share — basic(2)	$0.12	$0.18	$0.35	$0.32
Net income per share — diluted(2)	$0.11	$0.18	$0.34	$0.30
Weighted average shares used in per share calculation
Basic	31,288	31,203	31,383	31,508
Diluted	32,382	32,238	32,545	32,806

(1)	Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation, including an immaterial reclassification of stock-based compensation expense between cost of sales and operating expenses in fiscal 2012 and fiscal 2011. These reclassifications did not affect our net income as previously reported.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The sum of the four quarterly calculations of net income (loss) per share are not equal to the annual net income (loss) per share due to the use of quarterly weighted average shares used to determine the quarterly net income (loss) per share as compared to the annual weighted average shares used to determine the annual net income (loss) per share.

(3)	During the fourth quarter of fiscal 2012, we recorded a goodwill impairment charge of $6.4 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2013. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework, which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 and our report dated June 14, 2013 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 14, 2013

Item 9B.    Other Information

On June 11, 2013, the Compensation Committee of our Board of Directors awarded Uzi Sasson, our President, an additional cash bonus of $80,000 in respect of fiscal 2013.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, or our 2013 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Executive Officers

The information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website at http://www.ixys.com/documents/investorrelations/codeofethics.pdf.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at www.ixys.com, and, to the extent required by the listing standards of the NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.17	First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation (filed on June 8, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.18	Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).

Exhibit	Title
10.26*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2013

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 14, 2013

/s/ Uzi Sasson Uzi Sasson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2013

/s/ Donald L. Feucht Donald L. Feucht	Director	June 14, 2013

/s/ Samuel Kory Samuel Kory	Director	June 6, 2013

/s/ S. Joon Lee S. Joon Lee	Director	June 6, 2013

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 14, 2013

/s/ James M. Thorburn James M. Thorburn	Director	June 14, 2013

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 14, 2013

Exhibit Index

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.16	Credit Agreement dated as of November 13, 2009 by and between Bank of the West and IXYS Corporation (filed on February 5, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.17	First Amendment to Credit Agreement dated as of February 17, 2010 by and between Bank of the West and IXYS Corporation (filed on June 8, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.18	Second Amendment to Credit Agreement dated as of December 29, 2010 by and between Bank of the West and IXYS Corporation (filed on February 4, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.19*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.20*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.24*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No.000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No.000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.