Form 10-Q
period 2013-06-30
IXYS CORP /DE/
filed 2013-08-09
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 25, 2013 was 31,098,966.

IXYS CORPORATION

FORM 10-Q

June 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$85,829	$107,116
Restricted cash	318	314
Accounts receivable, net of allowances of $2,609 at June 30, 2013 and $2,656 at March 31, 2013	40,923	37,752
Inventories	86,897	83,829
Prepaid expenses and other current assets	7,721	7,328
Deferred income taxes	7,205	7,167

Total current assets	228,893	243,506
Property, plant and equipment, net	51,461	51,995
Intangible assets, net	51,273	2,893
Goodwill	165	—
Deferred income taxes	25,040	24,847
Other assets	9,553	10,235

Total assets	$366,385	$333,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,522	$2,458
Current portion of loans payable	15,964	15,956
Accounts payable	12,804	12,822
Accrued expenses and other current liabilities	31,716	16,992

Total current liabilities	63,006	48,228
Capitalized lease obligations, net of current portion	2,377	2,974
Long term loans, net of current portion	5,297	5,459
Other long term liabilities	21,865	6,877
Pension liabilities	16,150	16,330

Total liabilities	108,695	79,868

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,973,275 issued and 31,046,566 outstanding at June 30, 2013 and 37,921,213 issued and 30,885,354 outstanding at March 31, 2013	380	379
Additional paid-in capital	203,741	202,598
Treasury stock, at cost: 6,926,709 common shares at June 30, 2013 and 7,035,859 common shares at March 31, 2013	(61,033)	(61,994)
Retained earnings	116,682	115,718
Accumulated other comprehensive income	(2,080)	(3,093)

Total stockholders’ equity	257,690	253,608

Total liabilities and stockholders’ equity	$366,385	$333,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2013	2012
Net revenues	$71,186	$80,857
Cost of goods sold	50,049	53,784

Gross profit	21,137	27,073

Operating expenses:
Research, development and engineering	7,687	6,930
Selling, general and administrative	10,043	10,790
Amortization of acquisition-related intangible assets	246	640

Total operating expenses	17,976	18,360

Operating income	3,161	8,713
Other income (expense):
Interest income	39	84
Interest expense	(212)	(257)
Other income (expense), net	(83)	701

Income before income tax provision	2,905	9,241
Provision for income tax	(926)	(3,234)

Net income	$1,979	$6,007

Net income per share:
Basic	$0.06	$0.19

Diluted	$0.06	$0.19

Cash dividends per common share	$0.03	$—

Weighted average shares used in per share calculation:
Basic	30,948	31,351

Diluted	31,635	32,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)
Net income	$1,979	$6,007
Foreign currency translation adjustments	1,356	(5,100)
Changes in market value of investments:
Changes in unrealized gain (loss), net of taxes (benefits) of $(152) and $18	(286)	34
Reclassification adjustment for net losses (gains) realized in net income, net of taxes (benefits) of $(31) and $17	(57)	31

Net change in market value of investments	(343)	65

Total comprehensive income	$2,992	$972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,979	$6,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,722	3,277
Provision for receivable allowances	1,672	3,102
Net change in inventory provision	765	(1)
Foreign currency adjustments on intercompany amounts	(110)	(497)
Stock-based compensation	671	1,095
Loss (gain) on investments and disposal of fixed assets	(140)	24
Changes in operating assets and liabilities:
Accounts receivable	(4,466)	(893)
Inventories	(2,198)	(1,897)
Prepaid expenses and other current assets	(273)	(376)
Other assets	(13)	313
Accounts payable	(80)	1,475
Accrued expenses and other liabilities	(433)	369
Pension liabilities	(336)	(218)

Net cash provided by (used in) operating activities	(240)	11,780

Cash flows from investing activities:
Change in restricted cash	(4)	(48)
Purchase of business, net of deferred payments	(20,000)	—
Purchases of investments	—	(3,919)
Purchases of property and equipment	(1,566)	(1,118)
Proceeds from sale of investments	324	387

Net cash used in investing activities	(21,246)	(4,698)

Cash flows from financing activities:
Principal payments on capital lease obligations	(616)	(745)
Repayments of loans and notes payable	(243)	(939)
Proceeds from employee equity plans	1,349	567
Payment of cash dividends to stockholders	(931)	—

Net cash used in financing activities	(441)	(1,117)

Effect of exchange rate fluctuations on cash and cash equivalents	640	(1,738)

Net increase (decrease) in cash and cash equivalents	(21,287)	4,227
Cash and cash equivalents at beginning of period	107,116	98,604

Cash and cash equivalents at end of period	$85,829	$102,831

Supplemental disclosure of noncash investing activities:
Deferred payments of business acquisition	$30,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, allocation of purchase price in business combinations and restructuring costs. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2013 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013, or fiscal 2013, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements

In December 2011, Financial Accounting Standards Board, or FASB, issued authoritative guidance on disclosure about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for us in the fiscal year that began on April 1, 2013 and did not have significant impact on our unaudited consolidated financial statements and disclosures.

In July 2012, FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the amendments in this guidance, an entity has the option to assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying value. The amendments are effective for us in the fiscal year that began on April 1, 2013 and did not have any impact on our unaudited consolidated financial statements and disclosures since we do not have any indefinite-lived intangible assets; however, the amendments may affect us in the future if we acquire indefinite-lived intangible assets.

In February 2013, FASB issued authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income. In addition to the current requirements for reporting net income or other comprehensive income in financial statements, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for us in the fiscal year that began on April 1, 2013 and did not have material impact on our unaudited financial statements.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period financial statement and footnote presentation, including an immaterial reclassification of stock-based compensation expense between cost of sales and operating expenses in the quarter ended June 30, 2012. These reclassifications did not affect our net income as previously reported.

3. Business Combination

On June 27, 2013, we completed the acquisition of a 4-bit and 8-bit microcontroller product line of the System LSI Division of Samsung Electronics Co., Ltd. The acquired product line includes microcontrollers for various consumer, medical, automotive, telecom and power management applications. The acquisition is intended to bolster our product portfolio and empower customers to utilize products from across our multiple product lines.

The aggregate purchase price for the acquired assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014, bearing simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments are included in “Accrued expenses and other current liabilities” and “Other long term liabilities”, respectively, on our unaudited condensed consolidated balance sheets.

As of June 30, 2013, we have incurred $201,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

The following table summarizes the preliminary values of the assets acquired at the acquisition date.

Recognized amounts of identifiable assets acquired (in thousands):

Preliminary Purchase Price Allocation
Inventories	$1,150
Property, plant and equipment	36
Identifiable intangible assets	48,649

Total identifiable net assets	49,835
Goodwill	165

Total purchase price	$50,000

Identifiable intangible assets consisted of developed intellectual property, customer relationships, in process intellectual property, contract backlog and a noncompetition agreement. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed and in process intellectual property, noncompetition agreement, contract backlog and customer relationships. We utilized a weighted average cost of capital rate of 17% to value these intangibles using the income approach. The cost approach was used to determine the fair value of tangible assets and indicates the fair value of an asset based upon expected replacement value. The purchase price allocation table presented above reflects our preliminary determination of the fair values of the assets acquired. We are in the process of obtaining additional information and reviewing fair value calculations and assumptions prior to finalizing the purchase price allocation during the quarter ended March 31, 2014. The goodwill will be deductible for tax purposes.

Supplemental Pro Forma Financial Information:

We completed the acquisition on June 27, 2013. The acquisition did not have any material impact on our unaudited condensed consolidated statements of operations for the quarter ended June 30, 2013 as there were no material transactions by the acquired business during the quarter. We are in the process of obtaining the required financial information, including the audited financials of the acquired business for the relevant periods, and will disclose the required pro forma financial information in our subsequent Securities and Exchange Commission, or SEC, filings, when it becomes practicable to do so.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2013 and March 31, 2013 (in thousands):

	June 30, 2013 (1)			March 31, 2013 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$51,049	$51,049	$—	$67,959	$67,959	$—
Marketable equity securities (3)	3,354	3,354	—	4,116	4,116	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(166)	—	(166)	(198)	—	(198)

Total	$54,587	$54,403	$184	$72,227	$72,075	$152

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance of $350,000 is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2013 and March 31, 2013. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $51.3 million and $21.4 million as of June 30, 2013 and March 31, 2013, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, is categorized as Level 2 for fair value measurement. Our installment payment obligations, which primarily consist of the deferred payments of our business acquisition, are categorized as Level 1 for fair value measurement. See Note 11, “Pension Plans” for a discussion of pension liabilities.

5. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2013	March 31, 2013
	(unaudited)
Marketable equity securities	$3,354	$4,116
Auction rate preferred securities	350	350
Long term equity investments	5,515	5,449
Other items	334	320

Total	$9,553	$10,235

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	March 31, 2013
	(unaudited)
Raw materials	$18,100	$17,349
Work in process	41,940	41,036
Finished goods	26,857	25,444

Total	$86,897	$83,829

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	March 31, 2013
	(unaudited)
Uninvoiced goods and services	$7,690	$8,204
Compensation and benefits	6,369	5,950
Short term installment payment obligation	15,000	—
Commission, royalties and other	2,657	2,838

Total	$31,716	$16,992

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisition of a 4-bit and 8-bit microcontroller product line. The acquisition was completed on June 27, 2013 and resulted in preliminary goodwill of $165,000. Identified intangible assets resulting from the acquisition based on our preliminary valuation consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
Developed intellectual property	$14,256	Straight-line	60
Customer relationships	14,703	Accelerated	36
In process intellectual property	13,090	Straight-line	60
Contract backlog	5,250	Straight-line	12
Noncompetition agreement	1,350	Straight-line	120

Total	$48,649

Identified intangible assets of our company consisted of the following as of June 30, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$19,056	$2,658	$16,398
Customer relationships	20,803	6,100	14,703
In process intellectual property	13,090	—	13,090
Contract backlog	7,250	2,000	5,250
Other intangible assets	2,537	705	1,832

Total identifiable intangible assets	$62,736	$11,463	$51,273

Identified intangible assets of our company consisted of the following as of March 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$2,458	$2,342
Customer relationships	6,100	6,100	—
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	636	551

Total identifiable intangible assets	$14,087	$11,194	$2,893

9. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOTW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2013 was 2.78%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2013, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at June 30, 2013 was €4.7 million, or $6.1 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. It is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $217,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2013, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

10. Restructuring Charges

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits.

The costs in connection with the restructuring plans in Europe have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of June 30, 2013 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

Restructuring activity as of and for the three months ended June 30, 2013 was as follows (in thousands):

Severance and Related Benefits
Balance at March 31, 2013	$69
Charges	—
Cash payments	—
Currency translation adjustment	1

Balance at June 30, 2013	$70

We anticipate that the remaining restructuring obligations of $70,000 as of June 30, 2013 will be paid by December 31, 2013.

11. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. These plans cover most of the employees in the United Kingdom, Germany and the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of June 30, 2013, the German defined benefit plan was completely unfunded. We expect to contribute approximately $978,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2014. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended June 30,
	2013	2012
	(unaudited)
Service cost	$28	$24
Interest cost on projected benefit obligation	458	471
Expected return on plan assets	(408)	(379)
Recognized actuarial loss	58	42

Net periodic pension expense	$136	$158

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of June 30, 2013 and March 31, 2013, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	June 30, 2013				March 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$632	$—	$—	$632	$669	$—	$—	$669
Currency contracts	—	1	—	1	—	(15)	—	(15)
Equity	18,612	—	9	18,621	18,411	3	6	18,420
Fixed interest	1,277	4,315	3	5,595	1,479	4,525	2	6,006
Mortgage backed securities	—	14	—	14	—	11	—	11
Swaps	—	12	—	12	2	37	(1)	38

Total	$20,521	$4,342	$12	$24,875	$20,561	$4,561	$7	$25,129

12. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2013 Equity Incentive Plan

On May 17, 2013, the Board of Directors of our company approved the adoption of the 2013 Equity Incentive Plan, under which 2,000,000 shares of our common stock will be reserved for the grant of stock options and other equity incentives. No rights have been granted under this plan to date.

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the three months ended June 30, 2013, there were 55,231 shares purchased under the Purchase Plan, leaving approximately 131,124 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Statement of Operations Classifications	2013	2012
	(unaudited)
Cost of goods sold	$166	$116
Research, development and engineering	208	281
Selling, general and administrative expenses	297	698

Stock-based compensation effect in income before taxes	671	1,095
Provision for income taxes (1)	208	383

Net stock-based compensation effects in net income	$463	$712

(1)	Estimated at a statutory income tax rate of 31% in fiscal year 2014 and 35% in fiscal year 2013.

During the three months ended June 30, 2013, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2013, approximately $5.4 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2013 and 2012, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Three Months Ended June 30,			Three Months Ended June 30,
	2013 (1)		2012	2013	2012
Weighted average estimated fair value of grant per share	$	na	$5.47	$2.60	$3.67
Risk-free interest rate		na	0.9%	0.1%	0.1%
Expected term in years		na	6.34	0.5	0.5
Volatility		na	55.4%	38.5%	46.8%
Dividend yield		na	0%	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2013.

Activity with respect to outstanding stock options for the three months ended June 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2013	5,327,473	$10.04
Options exercised	(109,150)	$8.04	$338
Options cancelled	(10,000)	$9.02
Options expired	(2,500)	$12.13

Balance at June 30, 2013	5,205,823	$10.08

Exercisable at June 30, 2013	4,108,073	$9.83
Exercisable at March 31, 2013	4,065,473	$9.74

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

13. Accumulated Other Comprehensive (Loss)

The components and the changes in accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities (1)	Defined Benefit Pension Plans (2)	Accumulated Other Comprehensive (Loss)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	1,356	(286)	—	1,070
Net losses (gains) reclassified from accumulated other comprehensive income	—	(57)	—	(57)

Net current period other comprehensive income (loss)	1,356	(343)	—	1,013

Balance as of June 30, 2013	$4,338	$(283)	$(6,135)	$(2,080)

(1)	Net of taxes of $(152) at June 30, 2013 and $31 at March 31, 2013.
(2)	Net of taxes of $(1,941).

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$88	Other income (expense), net
	(31)	Provision for income tax

Net of tax	$57

14. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013	2012
	(unaudited)
Net income	$1,979	$6,007

Weighted average shares—basic	30,948	31,351

Weighted average shares—diluted	31,635	32,378

Net income per share—basic	$0.06	$0.19

Net income per share—diluted	$0.06	$0.19

Diluted weighted average shares includes approximately 687,000 and 1,027,000 common equivalent shares from stock options for the three months ended June 30, 2013 and 2012.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three months ended June 30, 2013 and 2012, there were outstanding weighted average options to purchase 2,657,320 and 1,682,804 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

15. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
	(unaudited)
United States	$21,558	$24,922
Europe and the Middle East
France	1,303	1,573
Germany	7,653	9,157
Italy	973	1,026
Sweden	1,380	1,160
United Kingdom	5,336	7,124
Other	7,274	8,064
Asia Pacific
China	14,674	13,384
Japan	1,705	1,828
Korea	1,864	2,243
Malaysia	703	1,303
Singapore	2,593	2,645
Other	1,499	2,579
Rest of the World
India	1,348	1,802
Other	1,323	2,047

Total	$71,186	$80,857

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
	(unaudited)
Power semiconductors	$51,666	$59,582
Integrated circuits	13,655	15,599
Systems and RF power semiconductors	5,865	5,676

Total	$71,186	$80,857

For the three months ended June 30, 2013 and 2012, one distributor accounted for 12.9% and 11.7% of our net revenues, respectively, and another distributor accounted for 11.6% and 12.4% of our net revenues, respectively.

16. Income Taxes

For the three months ended June 30, 2013 and 2012, we recorded income tax provisions of $926,000 and $3.2 million, reflecting effective tax rates of 31.9% and 35.0%, respectively. For the three months ended June 30, 2013, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items. For the three months ended June 30, 2012, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOTW. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At June 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Microcontroller Acquisition Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. See Note 3, “Business Combination” for further information regarding the acquisition.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2013 and March 31, 2013.

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

In the quarter ended June 30, 2013, our revenues increased by approximately $4.3 million as compared to the immediately preceding quarter. Our revenues from sales of power semiconductors and systems and RF power semiconductors increased, while our revenues from sales of ICs decreased slightly. Comparing the same periods, we experienced higher revenues in all of the major geographical areas and in all of the major application markets, except the consumer products market. Gross profit margin increased due to the improved production level, offset by a shift in product mix towards lower margin products. During the quarter ended June 30, 2013, the proportion of our revenues obtained through distribution increased as compared to the quarter ended March 31, 2013, primarily because revenues shifted to applications that are traditionally bought through distributors, such as industrial and commercial applications. Our selling expenses increased with higher revenues while our general and administrative expenses remained relatively flat. Excluding certain one-time items, our research, development and engineering expenses, or R&D expenses, remained largely unchanged. On June 27, 2013, we completed the acquisition of a 4-bit and 8-bit microcontroller product line. We expect our revenues and the related operating expenses, including acquisition expenses such as amortization of acquired intangible assets, to increase substantially, although the ramp up of revenues and cost of goods sold is expected to occur over a number of quarters.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 57.4% of our revenues in the three months ended June 30, 2013 and 59.4% of our net revenues in the three months ended June 30, 2012 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms generally transfer the risk of loss at the shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2013 and 2012, approximately $397,000 and $731,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2013 (in thousands):

Balance at March 31, 2013	$1,396
Additions	816
Deductions	(947)

Balance at June 30, 2013	$1,265

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2013	$25,289
Utilization or sale	(273)
Scrap	(489)
Additional accrual	1,048
Foreign currency translation adjustments	83

Balance at June 30, 2013	$25,658

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2013, our lower of cost or market reserve was $651,000.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Intangible Assets. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized over their estimated useful lives, normally one to five years, and evaluated for impairment in accordance with the authoritative guidance provided by FASB. Intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ended March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provide by FASB. We perform the impairment test on intangible assets by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see Note 2, “Recent Accounting Pronouncements and Accounting Changes” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations — Three Months Ended June 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2013	% change	2012
	(000)		(000)
Net revenues	$71,186	(12.0)	$80,857
Cost of goods sold	50,049	(6.9)	53,784

Gross profit	$21,137	(21.9)	$27,073

Operating expenses:
Research, development and engineering	$7,687	10.9	$6,930
Selling, general and administrative	10,043	(6.9)	10,790
Amortization of acquisition-related intangible assets	246	(61.6)	640

Total operating expenses	$17,976	(2.1)	$18,360

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended June 30,
	2013	2012
Net revenues	100.0	100.0
Cost of goods sold	70.3	66.5

Gross profit	29.7	33.5

Operating expenses:
Research, development and engineering	10.8	8.6
Selling, general and administrative	14.1	13.3
Amortization of acquisition-related intangible assets	0.4	0.8

Total operating expenses	25.3	22.7

Operating income	4.4	10.8
Other income (expense), net	(0.3)	0.6

Income before income tax	4.1	11.4
Provision for income tax	(1.3)	(4.0)

Net income	2.8	7.4

Net Revenues.

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended June 30,
	2013	% change	2012
	(000)		(000)
Power semiconductors	$51,666	(13.3)	$59,582
Integrated circuits	13,655	(12.5)	15,599
Systems and RF power semiconductors	5,865	3.3	5,676

Total	$71,186	(12.0)	$80,857

(1)	Includes $540,000 and $688,000 of intellectual property revenues in integrated circuits during the quarters ended June 30, 2013 and 2012, respectively.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended June 30,
	2013	% change	2012
Power semiconductors	$1.74	(27.5)	$2.40
Integrated circuits	$0.77	(12.5)	$0.88
Systems and RF power semiconductors	$31.20	22.6	$25.45

Units	Three Months Ended June 30,
	2013	% change	2012
	(000)		(000)
Power semiconductors	29,778	19.9	24,826
Integrated circuits	16,981	(0.1)	16,997
Systems and RF power semiconductors	188	(15.7)	223

Total	46,947	11.7	42,046

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2013		2012
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)
Europe and Middle East	$23,919	33.6	$28,104	34.8
Asia Pacific	23,038	32.3	23,982	29.7
Rest of world	2,671	3.8	3,849	4.7

International revenues	$49,628	69.7	$55,935	69.2
USA	21,558	30.3	24,922	30.8

Total	$71,186	100.0	$80,857	100.0

The 12.0% decrease in net revenues in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 reflected a decrease of $7.9 million, or 13.3%, in the sale of power semiconductors, a decrease of $1.9 million, or 12.5%, in the sale of ICs and an increase of $189,000, or 3.3%, in the sale of systems and RF power semiconductors. The decrease in power semiconductors included a $1.5 million decrease in the sale of MOS products, principally in the consumer products market and the industrial and commercial market, and a $6.9 million decrease in the sale of bipolar products, primarily in the industrial and commercial market. The decrease in revenues from the sale of ICs was broad-based. The revenues from the sale of systems and RF power semiconductors increased primarily due to increased revenues from the sale of RF power semiconductors, offset by a decrease in the sale of subassemblies to the industrial and commercial market.

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, the unit growth in power semiconductors was broad-based. In ICs, units were largely unchanged. The decrease in unit shipments in systems and RF power semiconductors was largely the result of reduced shipments of RF power semiconductors.

For the three months ended June 30, 2013 as compared to the comparable period of the previous fiscal year, the changes in the ASPs were largely due to changes in the mix of products sold. The ASPs of power semiconductors and ICs decreased as our sales of lower-priced products represented a higher proportion of the revenues. The ASP of systems and RF power semiconductors increased as a result of increased shipments of our highest-priced systems.

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, we experienced reduced sales in all major geographic areas, except China, and to all of our major application markets, except the telecom market.

For the three months ended June 30, 2013 and 2012, one distributor accounted for 12.9% and 11.7% of our net revenues, respectively, and another distributor accounted for 11.6% and 12.4% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit decreased to $21.1 million in the three months ended June 30, 2013 from $27.1 million in the three months ended June 30, 2012. Gross profit margin decreased to 29.7% in the quarter ended June 30, 2013 from 33.5% in the quarter ended June 30, 2012. Gross profit declined primarily because of reduced revenues. The lower gross profit margin was primarily related to a shift in product mix towards lower margin products.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2013 were 10.8% as compared to 8.6% for the three months ended June 30, 2012. The increase in the percentage primarily resulted from reduced net revenues and higher R&D expenses. Expressed in dollars, for the three months ended June 30, 2013 as compared to the same period of the prior year, our R&D expenses increased by approximately $757,000, or 10.9%, primarily due to increased product development costs and a license fee.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2013 were 14.1% as compared to 13.3% for the three months ended June 30, 2012. The increase in the percentage primarily resulted from reduced net revenues. Expressed in dollars, SG&A expenses decreased by approximately $747,000, or 6.9%, in the three months ended June 30, 2013 as compared to the same period in the prior fiscal year, primarily due to reduced selling expenses corresponding to lowered revenues and a decrease in share-based compensation.

Amortization of Acquisition-Related Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. For the three months ended June 30, 2013, we recorded amortization expenses on acquisition-related intangible assets of $246,000 as compared to $640,000 for the same period in fiscal 2012.

Other Income (Expense), net.

In the quarter ended June 30, 2013, other expense, net, was $83,000 as compared to other income, net, of $701,000 in the quarter ended June 30, 2012. The difference was primarily related to fluctuations in foreign currency exchange rates. Other expense, net, in the three months ended June 30, 2013 principally consisted of $207,000 in losses associated with changes in exchange rates for foreign currency transactions. Other income, net in the three months ended June 30, 2012 consisted principally of $724,000 in gains associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax.

For the three months ended June 30, 2013 and 2012, we recorded income tax provisions of $926,000 and $3.2 million, reflecting effective tax rates of 31.9% and 35.0%, respectively. For the three months ended June 30, 2013, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items. For the three months ended June 30, 2012, the effective tax rate reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

Liquidity and Capital Resources

At June 30, 2013, cash and cash equivalents were $85.8 million as compared to $107.1 million at March 31, 2013.

Our cash used by operating activities for the three months ended June 30, 2013 was $240,000, a decrease of $12.0 million as compared to the $11.8 million cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $5.4 million in net income and total adjustments to reconcile net income, and by a decrease of $6.6 million in net changes in operating assets and liabilities.

The decrease in net income and total adjustments to reconcile net income was principally caused by the decline in net revenues. The changes in operating assets and liabilities for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily caused by comparative changes in accounts receivable and accounts payable. Accounts receivable increased in the June 2013 quarter because of revenue growth in the June 2013 quarter over the March 2013 quarter, as compared to lower accounts receivable in the June 2012 quarter as a result of reduced revenues in the June 2012 quarter from the March 2012 quarter. Accounts payable remained relatively flat from the March 2013 quarter to the June 2013 quarter, as compared to increased accounts payable from the March 2012 quarter to the June 2012 quarter.

Our net cash used in investing activities for the three months ended June 30, 2013 was $21.2 million, as compared to net cash used in investing activities of $4.7 million during the three months ended June 30, 2012. During the three months ended June 30, 2013, we made a payment of $20.0 million on our acquisition of a 4-bit and 8-bit microcontroller business and we spent $1.6 million on the purchase of property and equipment. During the three months ended June 30, 2012, cash used in investing activities principally reflected $3.9 million of investment in marketable securities and $1.1 million in purchases of property and equipment.

For the three months ended June 30, 2013, net cash used in financing activities was $441,000, as compared to net cash used in financing activities of $1.1 million in the three months ended June 30, 2012. During the three months ended June 30, 2013, we used $931,000 for payments of cash dividends to stockholders and $859,000 for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.3 million. During the three months ended June 30, 2012, we used $1.7 million for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $567,000.

At June 30, 2013, capital lease obligations, loans payable and installment payment liability totalled $56.2 million. This represented 65.4% of our cash and cash equivalents and 21.8% of our stockholders’ equity.

We are obligated on a €4.7 million, or $6.1 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $217,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At June 30, 2013, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOTW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At June 30, 2013, we complied with all of these financial covenants. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the subfacility.

During the quarter ended June 30, 2013, we paid $931,000 in dividends, consisting of a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we complete the acquisition of a 4-bit and 8-bit microcontroller business. The aggregate purchase price for the transferred assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014, bearing simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the deferred payments of the acquisition through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2013 was $16.2 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2013. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We recently completed the acquisition of a 4-bit and 8-bit microcontroller product line. Further, we have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

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

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. These foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us. In this regard, we have ceased using the Samsung Electronics facility in Kiheung, South Korea as an external foundry for power semiconductors. If growth in demand for our products occurs, our external foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or our growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. Foreign distributors are typically granted longer payment terms, resulting in higher accounts receivable balances for a given level of sales than domestic distributors. Our risk of loss from the financial insolvency of distributors is, therefore, disproportionally weighted to foreign distributors. In connection with the acquisition of a 4-bit and 8-bit microcontroller business, we acquired a new set of distributor and sales representative relationships, some of which may be challenging to maintain at the same level of productivity. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

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

In the recently announced acquisition of a 4-bit and 8-bit microcontroller business, we are transferring reams of customer, operational and technical data to our systems. We will need to integrate this data into our information systems. We are also transferring some accounting functions to our Philippine subsidiary from other locations. These transfers involve changing accounting systems and implementing different software from that previously used.

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

New regulations related to conflict-free minerals will force us to incur additional expenses.

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

We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail for operational reasons or because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment, even at a loss. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 25, 2013, approximately 21.6% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by participants in the stock market;

•	terrorist attack or war;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., our Chief Executive Officer; or

•	general economic and market conditions.

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
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., IXYS Intl (Cayman) Limited and IXYS Corporation dated May 25, 2013, as amended. (1)

10.2	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.3	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.4	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.5	IXYS Corporation 2013 Equity Incentive Plan. (2)

10.6	Form of Award Agreement under the IXYS Corporation 2013 Equity Incentive Plan. (2)

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been filed separately with the U.S. Securities and Exchange Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.