Form 10-Q
period 2013-09-30
IXYS CORP /DE/
filed 2013-11-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 23, 2013 was 31,126,466.

IXYS CORPORATION

FORM 10-Q

September 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$94,903	$107,116
Restricted cash	331	314
Accounts receivable, net of allowances of $3,419 at September 30, 2013 and $2,656 at March 31, 2013	46,406	37,752
Inventories	89,750	83,829
Prepaid expenses and other current assets	9,181	7,328
Deferred income taxes	7,367	7,167

Total current assets	247,938	243,506
Property, plant and equipment, net	52,281	51,995
Intangible assets, net	23,198	2,893
Goodwill	25,164	—
Deferred income taxes	25,039	24,847
Other assets	10,791	10,235

Total assets	$384,411	$333,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,650	$2,458
Current portion of loans payable	16,009	15,956
Accounts payable	19,461	12,822
Accrued expenses and other current liabilities	34,744	16,992

Total current liabilities	72,864	48,228
Capitalized lease obligations, net of current portion	1,798	2,974
Long term loans, net of current portion	5,255	5,459
Other long term liabilities	21,999	6,877
Pension liabilities	16,448	16,330

Total liabilities	118,364	79,868

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 37,973,275 issued and 31,118,466 outstanding at September 30, 2013 and 37,921,213 issued and 30,885,354 outstanding at March 31, 2013	380	379
Additional paid-in capital	204,411	202,598
Treasury stock, at cost: 6,854,809 common shares at September 30, 2013 and 7,035,859 common shares at March 31, 2013	(60,435)	(61,994)
Retained earnings	118,962	115,718
Accumulated other comprehensive income (loss)	2,729	(3,093)

Total stockholders’ equity	266,047	253,608

Total liabilities and stockholders’ equity	$384,411	$333,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$85,901	$68,461	$157,087	$149,318
Cost of goods sold	58,000	48,057	108,049	101,841

Gross profit	27,901	20,404	49,038	47,477

Operating expenses:
Research, development and engineering	7,453	7,035	15,140	13,965
Selling, general and administrative	10,583	9,508	20,626	20,298
Amortization of acquired intangible assets	3,425	484	3,671	1,124

Total operating expenses	21,461	17,027	39,437	35,387

Operating income	6,440	3,377	9,601	12,090
Other income (expense):
Interest income	36	84	76	168
Interest expense	(480)	(234)	(693)	(491)
Other income (expense), net	(1,252)	206	(1,335)	907

Income before income tax provision	4,744	3,433	7,649	12,674
Provision for income tax	(1,361)	(1,076)	(2,287)	(4,310)

Net income	$3,383	$2,357	$5,362	$8,364

Net income per share:
Basic	$0.11	$0.08	$0.17	$0.27

Diluted	$0.11	$0.07	$0.17	$0.26

Cash dividends per common share	$0.03	$—	$0.06	$—

Weighted average shares used in per share calculation:
Basic	31,127	31,310	31,037	31,331

Diluted	31,849	31,975	31,737	32,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$3,383	$2,357	$5,362	$8,364
Foreign currency translation adjustments	4,559	2,433	5,915	(2,667)
Changes in market value of investments:
Changes in unrealized gain (loss), net of taxes (benefits) of $134 and $(18) for the three and six months ended September 30, 2013 and net of taxes of $189 and $207 for the three and six months ended September 30, 2012	250	351	(36)	385
Reclassification adjustment for net losses (gains) realized in net income, net of taxes (benefits) of $0 and $(31) for the three and six months ended September 30, 2013 and net of taxes (benefits) of $0 and $17 for the three and six months ended September 30, 2012	—	—	(57)	31

Net change in market value of investments	250	351	(93)	416

Total comprehensive income	$8,192	$5,141	$11,184	$6,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,362	$8,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,597	6,358
Provision for receivable allowances	4,282	6,217
Net change in inventory provision	1,271	337
Foreign currency adjustments on intercompany amounts	418	(470)
Stock-based compensation	1,341	2,131
Loss (gain) on investments and disposal of fixed assets	(186)	31
Changes in operating assets and liabilities:
Accounts receivable	(11,606)	3,468
Inventories	(3,659)	(4,696)
Prepaid expenses and other current assets	(1,936)	(1,239)
Other assets	(706)	415
Accounts payable	6,073	(104)
Accrued expenses and other liabilities	2,772	(2,497)
Pension liabilities	(751)	(433)

Net cash provided by operating activities	11,272	17,882

Cash flows from investing activities:
Change in restricted cash	(17)	(55)
Purchase of business, net of deferred payments	(20,000)	—
Purchases of investments	—	(4,517)
Purchases of property and equipment	(3,929)	(2,780)
Proceeds from sale of investments	324	387

Net cash used in investing activities	(23,622)	(6,965)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,247)	(1,435)
Repayments of loans and notes payable	(489)	(1,174)
Proceeds from employee equity plans	2,211	762
Purchases of treasury stock	(433)	(2,118)
Payment of cash dividends to stockholders	(1,865)	—

Net cash used in financing activities	(1,823)	(3,965)

Effect of exchange rate fluctuations on cash and cash equivalents	1,960	(869)

Net increase (decrease) in cash and cash equivalents	(12,213)	6,083
Cash and cash equivalents at beginning of period	107,116	98,604

Cash and cash equivalents at end of period	$94,903	$104,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2013 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013, or fiscal 2013, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

In July 2013, FASB issued authoritative guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset in the case of a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent such a carryforward or loss is not available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position or the deferred tax asset will not be used for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The guidance becomes effective for us in the fiscal year that begins on April 1, 2014, with early adoption permitted. We are currently evaluating the impact of the guidance on our unaudited financial statements.

Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current period financial statement and footnote presentation, including an immaterial reclassification of stock-based compensation expense between cost of sales and operating expenses in the three and six months ended September 30, 2012. These reclassifications did not affect our net income as previously reported.

3. Business Combination

On June 27, 2013, we completed the acquisition of a 4-bit and 8-bit microcontroller product line, or the Acquired MCU Business, of the System LSI Division of Samsung Electronics Co., Ltd. The acquired product line includes microcontrollers potentially useful in a number of applications, which have to date been principally used in consumer product applications. The acquisition is intended to bolster our product portfolio and empower customers to utilize products from across our multiple product lines.

The aggregate purchase price for the acquired assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014, bearing simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments and interest are included in “Accrued expenses and other current liabilities” and “Other long term liabilities,” respectively, on our unaudited condensed consolidated balance sheets. The effective interest rate of the deferred payments as of September 30, 2013 was 3.42%.

As of September 30, 2013, we have incurred $403,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

The following table summarizes the values of the assets acquired at the acquisition date (in thousands):

Purchase Price Allocation
Inventories	$800
Property, plant and equipment	36
Identifiable intangible assets	24,000

Total identifiable net assets	24,836
Goodwill	25,164

Total purchase price	$50,000

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog and a noncompetition agreement. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, noncompetition agreement, contract backlog and customer relationships. We utilized a weighted average cost of capital rate of approximately 19% to value these intangibles using the income approach. The inventory and tangible fixed assets were valued using the cost approach, which approximates the fair value. The goodwill will not be deductible for tax purposes.

We received the necessary financial information, including the audited financials of the Acquired MCU Business, during the September 2013 quarter. We completed our review of the financial information received, the fair value calculations and the related assumptions during the September 2013 quarter. As a result of the review, we decreased the fair value of the identifiable intangible assets and increased the fair value of goodwill by approximately $25.0 million, respectively.

The Acquired MCU Business contributed revenues of $7.2 million in our unaudited consolidated statements of operations for the three and six months ended September 30, 2013. As the Acquired MCU Business is fully integrated within our existing operations, we are not able to calculate and report the net income contribution specific to the Acquired MCU Business.

Supplemental Pro Forma Financial Information:

The following pro forma summary gives effect to the acquisition of the Acquired MCU Business as if it had occurred at the beginning of fiscal 2013. The pro forma financial information reflects the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets, the acquisition related expenses and the interest expenses on deferred payments of the acquisition. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods.

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for the three months ended September 30, 2013 includes the historical results of IXYS Corporation for the three months ended September 30, 2013; the financial information for the six months ended September 30, 2013 includes the historical results of IXYS Corporation for the six months ended September 30, 2013 and the historical results of the Acquired MCU Business for the three months ended March 31, 2013; the financial information for the three and six months ended September 30, 2012 includes the historical results of IXYS Corporation for the three and six months ended September 30, 2012 and the historical results of the Acquired MCU Business for the three and six months ended June 30, 2012 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Pro forma net revenues	$85,901	$91,127	$180,985	$193,814

Pro forma net income	$5,721	$4,059	$10,156	$11,860

Pro forma net income per share (basic)	$0.18	$0.13	$0.33	$0.38

Pro forma net income per share (diluted)	$0.18	$0.13	$0.32	$0.37

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2013 and March 31, 2013 (in thousands):

	September 30, 2013 (1)			March 31, 2013 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$52,874	$52,874	$—	$67,959	$67,959	$—
Marketable equity securities (3)	3,738	3,738	—	4,116	4,116	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(154)	—	(154)	(198)	—	(198)

Total	$56,808	$56,612	$196	$72,227	$72,075	$152

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2013 and March 31, 2013. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $51.5 million and $21.4 million as of September 30, 2013 and March 31, 2013, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, as well as our installment payment obligations, which primarily consist of the deferred payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement. See Note 11, “Pension Plans” for a discussion of pension liabilities.

5. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2013	March 31, 2013
	(unaudited)
Marketable equity securities	$3,738	$4,116
Auction rate preferred securities	350	350
Long term equity investments	5,615	5,449
Other items	1,088	320

Total	$10,791	$10,235

6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	March 31, 2013
	(unaudited)
Raw materials	$20,065	$17,349
Work in process	42,139	41,036
Finished goods	27,546	25,444

Total	$89,750	$83,829

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	March 31,
	2013	2013
	(unaudited)
Uninvoiced goods and services	$9,053	$8,204
Compensation and benefits	6,758	5,950
Income taxes	259	—
Short term installment payment obligation	15,135	—
Commission, royalties and other	3,539	2,838

Total	$34,744	$16,992

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our Acquired MCU Business. The acquisition resulted in goodwill of $25.2 million. Identified intangible assets resulting from the acquisition based on our valuation consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Noncompetition agreement	421	Straight-line	60

Total	$24,000

Identified intangible assets of our company consisted of the following as of September 30, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$3,433	$12,871
Customer relationships	13,020	6,965	6,055
Contract backlog	7,155	3,718	3,437
Other intangible assets	1,608	773	835

Total identifiable intangible assets	$38,087	$14,889	$23,198

Identified intangible assets of our company consisted of the following as of March 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Developed intellectual property	$4,800	$2,458	$2,342
Customer relationships	6,100	6,100	—
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	636	551
Total identifiable intangible assets	$14,087	$11,194	$2,893

9. Borrowing Arrangements

Bank of the West

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with Bank of the West, or BOTW, under which we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. On October 29, 2013, we entered into an amendment with BOTW to extend the expiration date to November 30, 2013. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 1.5% to 3.25%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2013 was 2.77%.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2013, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at September 30, 2013 was €4.5 million, or $6.1 million.

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

During each fiscal quarter, a principal payment of €167,000, or about $226,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2013, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

10. Restructuring Charges

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits.

The costs in connection with the restructuring plans in Europe have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of September 30, 2013 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

Restructuring activity as of and for the three and six months ended September 30, 2013 was as follows (in thousands):

Severance and Related Benefits
Balance at March 31, 2013	$69
Charges	—
Cash payments	—
Currency translation adjustment	1

Balance at June 30, 2013	70
Charges	—
Cash payments	—
Currency translation adjustment	3

Balance at September 30, 2013	$73

We anticipate that the remaining restructuring obligations of $73,000 as of September 30, 2013 will be paid by December 31, 2013.

11. Pension Plans

We maintain three defined benefit pension plans: one for certain United Kingdom employees, one for certain German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of September 30, 2013, the German defined benefit plan was completely unfunded. We expect to contribute approximately $978,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2014. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Service cost	$27	$25	$55	$49
Interest cost on projected benefit obligation	461	468	919	939
Expected return on plan assets	(410)	(379)	(818)	(758)
Recognized actuarial loss	58	42	116	84

Net periodic pension expense	$136	$156	$272	$314

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of September 30, 2013 and March 31, 2013, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	September 30, 2013				March 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$963	$—	$—	$963	$669	$—	$—	$669
Currency contracts	—	32	—	32	—	(15)	—	(15)
Equity	20,248	—	1	20,249	18,411	3	6	18,420
Fixed interest	1,056	4,618	1	5,675	1,479	4,525	2	6,006
Mortgage backed securities	—	14	—	14	—	11	—	11
Swaps	10	14	(1)	23	2	37	(1)	38

Total	$22,277	$4,678	$1	$26,956	$20,561	$4,561	$7	$25,129

12. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2009 Equity Incentive Plan, the 2011 Equity Incentive Plan and the 2013 Equity Incentive Plan

On September 10, 2009, our stockholders approved the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On September 16, 2011, our stockholders approved the 2011 Equity Incentive Plan, or the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On August 30, 2013, our stockholders approved the 2013 Equity Incentive Plan, or the 2013 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. The 2009 Plan, the 2011 Plan and the 2013 Plan are referred to as the Plans.

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

Stock Awards

Stock awards, denominated restricted stock under the 2009 Plan and the 2011 Plan, may be granted to any employee, director or consultant under the Plans. Pursuant to a stock award, we will issue shares of common stock. Shares that are subject to restriction will be released from restriction if certain requirements, including continued performance of services, are met.

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the six months ended September 30, 2013, there were 55,231 shares purchased under the Purchase Plan, leaving approximately 131,124 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cost of goods sold	$83	$113	$249	$230
Research, development and engineering	248	283	456	564
Selling, general and administrative expenses	339	640	636	1,337

Stock-based compensation effect in income before taxes	670	1,036	1,341	2,131
Provision for income taxes (1)	208	363	416	746

Net stock-based compensation effects in net income	$462	$673	$925	$1,385

(1)	Estimated at an income tax rate of 31% in fiscal year 2014 and 35% in fiscal year 2013.

During the six months ended September 30, 2013, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2013, approximately $5.9 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the six months ended September 30, 2013 and 2012, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Weighted average estimated fair value of grant per share	$4.95	$5.01	$4.95	$5.21	$2.60	$3.67
Risk-free interest rate	1.9%	1.0%	1.9%	1.0%	0.1%	0.1%
Expected term in years	6.07	6.34	6.07	6.34	0.5	0.5
Volatility	55.5%	55.5%	55.5%	55.4%	38.5%	46.8%
Dividend yield	0%	0%	0%	0%	0%	0%

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the six months ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2013	5,327,473	$10.04
Options granted	239,000	$9.27
Options exercised	(226,050)	$7.69	$836
Options cancelled	(19,000)	$10.77
Options expired	(2,500)	$12.13

Balance at September 30, 2013	5,318,923	$10.10

Exercisable at September 30, 2013	4,114,423	$9.93
Exercisable at March 31, 2013	4,065,473	$9.74

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

13. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities (1)	Defined Benefit Pension Plans (2)	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	5,915	(36)	—	5,879
Net losses (gains) reclassified from accumulated other comprehensive income	—	(57)	—	(57)

Net current period other comprehensive income (loss)	5,915	(93)	—	5,822

Balance as of September 30, 2013	$8,897	$(33)	$(6,135)	$2,729

(1)	Net of taxes of $(18) at September 30, 2013 and $31 at March 31, 2013.
(2)	Net of taxes of $(1,941).

The amounts reclassified out of accumulated other comprehensive income (loss) for the six months ended September 30, 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
Net gain on investments:	$88	Other income (expense), net
	(31)	Provision for income tax

Net of tax	$57

14. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$3,383	$2,357	$5,362	$8,364

Weighted average shares—basic	31,127	31,310	31,037	31,331

Weighted average shares—diluted	31,849	31,975	31,737	32,192

Net income per share—basic	$0.11	$0.08	$0.17	$0.27

Net income per share—diluted	$0.11	$0.07	$0.17	$0.26

Diluted weighted average shares includes approximately 722,000 and 665,000 common equivalent shares from stock options for the three months ended September 30, 2013 and 2012, and approximately 700,000 and 861,000 common equivalent shares from stock options for the six months ended September 30, 2013 and 2012.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and six months ended September 30, 2013, there were outstanding weighted average options to purchase 2,761,044 and 2,663,782 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and six months ended September 30, 2012, there were outstanding weighted average options to purchase 2,779,738 and 2,018,330 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

15. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
United States	$22,526	$20,241	$44,084	$45,163
Europe and the Middle East
France	1,329	1,125	2,632	2,698
Germany	9,509	7,446	17,162	16,603
Italy	1,021	905	1,994	1,931
Sweden	1,288	1,265	2,668	2,425
Switzerland	1,077	638	2,114	1,651
United Kingdom	5,411	6,429	10,747	13,553
Other	6,945	6,419	13,182	13,470
Asia Pacific
China	20,267	10,586	34,941	23,970
Japan	1,701	1,717	3,406	3,545
Korea	5,440	2,082	7,304	4,325
Malaysia	920	1,146	1,623	2,449
Singapore	3,151	2,509	5,744	5,154
Other	2,590	2,572	4,089	5,151
Rest of the World
India	1,199	1,470	2,547	3,272
Other	1,527	1,911	2,850	3,958

Total	$85,901	$68,461	$157,087	$149,318

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Power semiconductors	$59,720	$48,203	$111,386	$107,785
Integrated circuits	20,945	15,100	34,600	30,699
Systems and RF power semiconductors	5,236	5,158	11,101	10,834

Total	$85,901	$68,461	$157,087	$149,318

For the three and six months ended September 30, 2013, one distributor accounted for 12.1% and 12.5% of our net revenues, respectively, and another distributor accounted for 9.7% and 10.6% of our net revenues, respectively. For the three and six months ended September 30, 2012, one distributor accounted for 14.1% and 13.2% of our net revenues, respectively, and another distributor accounted for 10.0% and 10.9% of our net revenues, respectively.

16. Income Taxes

For the three and six months ended September 30, 2013, we recorded income tax provisions of $1.4 million and $2.3 million, reflecting effective tax rates of 28.7% and 29.9%, respectively. For the three and six months ended September 30, 2012, we recorded income tax provisions of $1.1 million and $4.3 million, reflecting effective tax rates of 31.3% and 34.0%, respectively. For the three and six months ended September 30, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items. For the three and six months ended September 30, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions.

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

Bank of the West

On November 13, 2009, we entered into a credit agreement with BOTW. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. On October 29, 2013, we entered into an amendment with BOTW to extend the expiration date to November 30, 2013.

The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $20.0 million revolving line of credit. At September 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Acquired MCU Business Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. See Note 3, “Business Combination” for further information regarding the acquisition.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2013 and March 31, 2013.

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

Over the past three quarters, our net revenues have increased. Our product revenues from sales of power semiconductors have increased consistently while our product revenues from the sale of ICs was higher in the September 2013 quarter than in the prior two quarters. Over the same periods, we experienced increased sales each quarter in all major geographic regions, including the United States, Europe and the Middle East and the Asia Pacific area, and in all of the major application markets, except the consumer products market and the medical products market. Following our acquisition of the Acquired MCU Business, we experienced growth in IC sales to the consumer products market during the September 2013 quarter. Revenues from the medical products market fluctuated from quarter to quarter. Distribution revenues increased during the past three quarters as sales grew in the industrial and commercial market. Overall, our selling expenses have increased with higher revenues. Excluding certain acquisition-related expenses, our general and administrative expenses and research, development and engineering expenses, or R&D expenses, have remained relatively flat.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 56.7% of our revenues in the six months ended September 30, 2013 and 58.6% of our net revenues in the six months ended September 30, 2012 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms generally transfer the risk of loss at the shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2013 and 2012, approximately $754,000 and $1.4 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2013 (in thousands):

Balance at March 31, 2013	$1,396
Additions	1,021
Deductions	(1,152)

Balance at June 30, 2013	1,265
Additions	1,251
Deductions	(1,271)

Balance at September 30, 2013	$1,245

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2013	$25,289
Utilization or sale	(273)
Scrap	(489)
Additional accrual	1,048
Foreign currency translation adjustments	83

Balance at June 30, 2013	25,658
Utilization or sale	(346)
Scrap	(535)
Additional accrual	937
Foreign currency translation adjustments	302

Balance at September 30, 2013	$26,016

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2013, our lower of cost or market reserve was $554,000.

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

Results of Operations — Three and Six Months Ended September 30, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended September 30,			Six Months Ended September 30,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Net revenues	$85,901	25.5	$68,461	$157,087	5.2	$149,318
Cost of goods sold	58,000	20.7	48,057	108,049	6.1	101,841

Gross profit	$27,901	36.7	$20,404	$49,038	3.3	$47,477

Operating expenses:
Research, development and engineering	$7,453	5.9	$7,035	$15,140	8.4	$13,965
Selling, general and administrative	10,583	11.3	9,508	20,626	1.6	20,298
Amortization of acquired intangible assets	3,425	607.6	484	3,671	226.6	1,124

Total operating expenses	$21,461	26.0	$17,027	$39,437	11.4	$35,387

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended September 30,		% of Net Revenues Six Months Ended September 30,
	2013	2012	2013	2012
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	67.5	70.2	68.8	68.2

Gross profit	32.5	29.8	31.2	31.8

Operating expenses:
Research, development and engineering	8.7	10.3	9.6	9.4
Selling, general and administrative	12.3	13.9	13.2	13.6
Amortization of acquired intangible assets	4.0	0.7	2.3	0.7

Total operating expenses	25.0	24.9	25.1	23.7

Operating income	7.5	4.9	6.1	8.1
Other income (expense), net	(2.0)	0.1	(1.2)	0.4

Income before income tax	5.5	5.0	4.9	8.5
Provision for income tax	(1.6)	(1.6)	(1.5)	(2.9)

Net income	3.9	3.4	3.4	5.6

Net Revenues.

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended September 30,			Six Months Ended September 30,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Power semiconductors	$59,720	23.9	$48,203	$111,386	3.3	$107,785
Integrated circuits	20,945	38.7	15,100	34,600	12.7	30,699
Systems and RF power semiconductors	5,236	1.5	5,158	11,101	2.5	10,834

Total	$85,901	25.5	$68,461	$157,087	5.2	$149,318

(1)	Includes $632,000 and $724,000 of intellectual property revenues in integrated circuits during the quarters ended September 30, 2013 and 2012, respectively. Includes $1.2 million and $1.4 million of intellectual property revenues in integrated circuits during the six months ended September 30, 2013 and 2012, respectively.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended September 30,			Six Months Ended September 30,
	2013	% change	2012	2013	% change	2012
Power semiconductors	$1.97	(8.4)	$2.15	$1.85	(18.9)	$2.28
Integrated circuits	$0.51	(42.0)	$0.88	$0.59	(33.0)	$0.88
Systems and RF power semiconductors	$24.82	37.7	$18.03	$27.82	30.6	$21.30

Units	Three Months Ended September 30,			Six Months Ended September 30,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Power semiconductors	30,333	35.1	22,451	60,111	27.1	47,277
Integrated circuits	35,762	118.3	16,383	52,743	58.0	33,380
Systems and RF power semiconductors	211	(26.2)	286	399	(21.6)	509

Total	66,306	69.5	39,120	113,253	39.5	81,166

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2013		2012		2013		2012
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)		(000)		(000)
Europe and Middle East	$26,580	30.9	$24,227	35.4	$50,499	32.1	$52,331	35.0
Asia Pacific	34,069	39.7	20,612	30.1	57,107	36.4	44,594	29.9
Rest of world	2,726	3.2	3,381	4.9	5,397	3.4	7,230	4.9

International revenues	$63,375	73.8	$48,220	70.4	$113,003	71.9	$104,155	69.8
USA	22,526	26.2	20,241	29.6	44,084	28.1	45,163	30.2

Total revenues	$85,901	100.0	$68,461	100.0	$157,087	100.0	$149,318	100.0

The 25.5% increase in net revenues in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 reflected an increase of $11.5 million, or 23.9%, in the sale of power semiconductors, an increase of $5.8 million, or 38.7%, in the sale of ICs, and an increase of $78,000, or 1.5%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $6.1 million increase in the sale of MOS products, principally from the medical market and the industrial and commercial market, and a $4.8 million increase in the sale of bipolar products, primarily from the industrial and commercial market. The increase in revenues from the sale of ICs was driven by our Acquired MCU Business, which sells primarily to the consumer products market, and increased sales of solid state relays, primarily to the telecommunications market, partially offset by reduced sales of other ICs and microcontrollers. The revenues from the sale of systems and RF power semiconductors increased due to increased revenues from the sale of RF power devices and systems, offset by a decrease in the sale of subassemblies to the industrial and commercial market.

The 5.2% increase in net revenues in the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 reflected an increase of $3.6 million, or 3.3%, in the sale of power semiconductors, an increase of $3.9 million, or 12.7%, in the sale of ICs and an increase of $267,000, or 2.5%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $4.6 million increase in the sale of MOS products, principally from the medical market and the industrial and commercial market, offset by reduced sales of bipolar products, primarily in the industrial and commercial market. The increase in revenues from the sale of ICs was primarily from the Acquired MCU Business, offset by decreased sales of other ICs and microcontrollers. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $1.2 million increase in the sale of RF power devices and systems, offset by reduced revenues from subassemblies to the industrial and commercial market.

For the three and six months ended September 30, 2013 as compared to the comparable periods of the previous fiscal year, the reductions in the ASPs of our power semiconductors and ICs were due to shifts in our product mix toward the sale of microcontrollers, which are lower-priced products, rather than changes in product prices. The increased ASPs in systems and RF power semiconductors were primarily caused by fewer shipments of lower-priced subassemblies and RF devices.

For the three and six months ended September 30, 2013 as compared to the three and six months ended September 30, 2012, the increases in unit shipments of our power semiconductors were broad-based. IC units increased principally because of the sales of MCU products. In systems and RF power semiconductors, the unit declines were caused by lower shipments of RF devices and subassemblies.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and six months ended September 30, 2013 were $632,000 and $1.2 million, respectively, as compared to $724,000 and $1.4 million for the three and six months ended September 30, 2012.

For the three and six months ended September 30, 2013 as compared to the three and six months ended September 30, 2012, we experienced increased sales to all of our major market segments. For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, our sales increased in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area. For the six months ended September 30, 2013 as compared to the six months ended September 30, 2012, our sales to the Asia Pacific area increased while our sales to the U.S. and Europe and the Middle East declined.

For the three and six months ended September 30, 2013, one distributor accounted for 12.1% and 12.5% of our net revenues, respectively, and another distributor accounted for 9.7% and 10.6% of our net revenues, respectively. For the three and six months ended September 30, 2012, one distributor accounted for 14.1% and 13.2% of our net revenues, respectively, and another distributor accounted for 10.0% and 10.9% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit margin increased to 32.5% in the three months ended September 30, 2013 from 29.8% in the three months ended September 30, 2012. Gross profit margin fell to 31.2% in the six months ended September 30, 2013 from 31.8% in the six months ended September 30, 2012. For the three and six months ended September 30, 2013 as compared to the comparable periods of the preceding fiscal year, gross profit expressed in dollars increased by $7.5 million, largely because of revenue growth. For the six months ended September 30, 2013 as compared to the six months ended September 30, 2012, gross profit expressed in dollars increased by $1.6 million because of the addition of the Acquired MCU Business. For both the three and six months ended September 30, 2013 as compared to comparable periods of the prior fiscal year, the gross profit margins were negatively affected by changes in product mix toward the lower-margin consumer products market, offset by improved efficiencies in production and better utilization of facilities, as well as the impact of transitioning the Acquired MCU Business during the September 2013 quarter.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2013 were 8.7% and 9.6%, respectively, as compared to 10.3% and 9.4% for the three and six months ended September 30, 2012. For the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, the decrease in the percentage primarily related to higher revenues and the increased expenses in dollars were primarily due to an increased product development effort. For the six months ended September 30, 2013 as compared to the comparable period of the previous fiscal year, the increase in the percentage and the expenses in dollars were principally due to increased product development costs and a license fee.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2013 were 12.3% and 13.2% as compared to 13.9% and 13.6% for the three and six months ended September 30, 2012. The decrease in the percentages primarily resulted from increased revenues. Expressed in dollars, SG&A expenses increased for the three and six months ended September 30, 2013 as compared to the same periods in the prior fiscal year, primarily due to additional professional and consulting expenses relating to the Acquired MCU Business and increased selling expenses corresponding to increased revenues, offset by reduced share-based compensation.

Amortization of Acquired Intangible Assets.

We recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For the three and six months ended September 30, 2013, we recorded amortization expenses on acquired intangible assets of $3.4 million and $3.7 million, respectively. For the three and six months ended September 30, 2012, we recorded amortization expenses on acquired intangible assets of $484,000 and $1.1 million, respectively.

Interest Expense.

During the three and six months ended September 30, 2013, our interest expenses were $480,000 and $693,000, respectively, as compared to $234,000 and $491,000 for the three and six months ended September 30, 2012. The interest expenses during the 2013 periods included the accrual of interest on the installment payments for the Acquired MCU Business.

Other Income (Expense), net.

In the quarter ended September 30, 2013, other expense, net was $1.3 million as compared to other income, net of $206,000 in the quarter ended September 30, 2012. The other expense, net in the three months ended September 30, 2013 principally consisted of $1.3 million in losses associated with changes in exchange rates for foreign currency transactions. The other income, net in the three months ended September 30, 2012 consisted principally of insurance compensation for the flood in Thailand that occurred in 2011.

For the six months ended September 30, 2013, other expense, net was $1.3 million, as compared to other income, net of $907,000 in the six months ended September 30, 2012. For the six months ended September 30, 2013, other expense, net consisted principally of $1.5 million in losses associated with changes in exchange rates for foreign currency transactions. For the six months ended September 30, 2012, other income, net consisted principally of gains associated with changes in exchange rates for foreign currency transactions of $675,000.

Provision for Income Tax.

For the three and six months ended September 30, 2013, we recorded income tax provisions of $1.4 million and $2.3 million, reflecting effective tax rates of 28.7% and 29.9%, respectively. For the three and six months ended September 30, 2012, we recorded income tax provisions of $1.1 million and $4.3 million, reflecting effective tax rates of 31.3% and 34.0%, respectively. For the three and six months ended September 30, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items. For the three and six months ended September 30, 2012, the effective tax rates were affected by changes in the estimates of annual income in domestic and foreign jurisdictions.

Liquidity and Capital Resources

At September 30, 2013, cash and cash equivalents were $94.9 million as compared to $107.1 million at March 31, 2013.

Our cash provided by operating activities for the six months ended September 30, 2013 was $11.3 million, a decrease of $6.6 million as compared to the $17.9 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $1.9 million in net income and adjustments to reconcile net income and to a decrease of $4.7 million in net changes in operating assets and liabilities. A $3.0 million reduction in our net income from the six months ended September 30, 2012 to the six months ended September 30, 2013, was partially offset by a $1.1 million increase in adjustments to reconcile net income.

The changes in operating assets and liabilities for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 were primarily caused by comparative changes in accounts receivable and accounts payable. Accounts receivable increased in the six months ended September 30, 2013 because of the revenue growth from the March 2013 quarter to the September 2013 quarter, as compared to lower accounts receivable in the September 2012 quarter as a result of reduced revenues from the March 2012 quarter to the September 2012 quarter. Accounts payable increased from the March 2013 quarter to the September 2013 quarter, as compared to the relatively flat accounts payable from the March 2012 quarter to the September 2012 quarter.

Our net cash used in investing activities for the six months ended September 30, 2013 was $23.6 million, as compared to net cash used in investing activities of $7.0 million during the six months ended September 30, 2012. During the six months ended September 30, 2013, we made a payment of $20.0 million for the Acquired MCU Business and we spent $3.9 million on the purchase of property and equipment. During the six months ended September 30, 2012, our uses of cash for investing activities principally reflected marketable securities purchases of $4.5 million and capital expenditures of $2.8 million.

For the six months ended September 30, 2013, net cash used in financing activities was $1.8 million, as compared to net cash used in financing activities of $4.0 million in the six months ended September 30, 2012. During the six months ended September 30, 2013, we used $1.9 million for payments of cash dividends to stockholders, $1.7 million for principal repayment on capital lease and loan obligations and $433,000 for the purchase of treasury stock, offset by proceeds from employee equity plans of $2.2 million. During the six months ended September 30, 2012, we used $2.6 million for principal repayment on capital lease and loan obligations and $2.1 million for the purchase of treasury stock, offset by proceeds from employee equity plans of $762,000.

At September 30, 2013, capital lease obligations and loans payable totalled $56.0 million. This represented 59.0% of our cash and cash equivalents and 21.0% of our stockholders’ equity.

We are obligated on a €4.5 million, or $6.1 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $226,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At September 30, 2013, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in our facility in Lampertheim, Germany.

On November 13, 2009, we entered into a credit agreement for a revolving line of credit with BOTW. Under the original terms, we could borrow up to $15.0 million and all amounts owed under the credit agreement were due and payable on October 31, 2011. On December 29, 2010, we entered into an amendment with BOTW to increase the line of credit to $20.0 million and to extend the expiration date to October 31, 2013. On October 29, 2013, we entered into an amendment with BOTW to extend the expiration date to November 30, 2013.

Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2013, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a ratio of EBITDA to interest expense and a minimum amount of U.S. domestic cash on hand. At September 30, 2013, we complied with all of these financial covenants. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” and Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the six months ended September 30, 2013, we paid $1.9 million in dividends at the quarterly rate of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014, bearing simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the deferred payments of the acquisition through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility. See Note 3, “Business Combination” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the installment payments.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at September 30, 2013 was $16.4 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at September 30, 2013. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Quarterly Report on Form 10-Q, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis. Changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenues, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. If product demand declines, our manufacturing or assembly and test capacity could be underutilized and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets and goodwill, which would increase our expenses. Factory planning decisions may also shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In addition, if product demand declines or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

We may not be successful in our acquisitions.

We recently completed the acquisition of a 4-bit and 8-bit microcontroller product line. Further, we have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	the engineering risks inherent in transferring products from one wafer fabrication facility to another;

•	failure to successfully integrate the operations of an acquired business with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel or with altered sales terms or a changed distribution channel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including amortization expenses related to intangible assets, and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry in general is characterized by:

•	changes in product mix in response to changes in demand;

•	alternating periods of overcapacity and production shortages, including shortages of raw materials, supplies and manufacturing services;

•	cyclical demand for semiconductors;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products; and

•	significant expenditures for capital equipment and product development.

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

Of our net revenues for our fiscal year ended March 31, 2013, 36.5% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries. The wafers for many of our semiconductors are fabricated at external foundries. The wafers for all of our microcontrollers are fabricated at external foundries.

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

Our intellectual property revenues are uncertain and unpredictable in timing and amount.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Electronics, Silicon Labs and Supertex. Our RF power semiconductor competitors include Microsemi and RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

If our goodwill, acquired intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and we review our acquired intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, acquired intangible assets or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. In fiscal 2012, we recorded a goodwill impairment charge of $6.4 million, based on our estimates of the future operating results and discounted cash flows of the Zilog reporting unit.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 23, 2013, approximately 21.5% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 – July 31, 2013	—	—	—	664,390
August 1, 2013 – August 31, 2013	35,000	$9.67	35,000	629,390
September 1, 2013 – September 30, 2013	10,000	$9.25	10,000	619,390

Total	45,000	$9.58	45,000

(1)	On August 24, 2012, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 29, 2013, we extended the maturity date of our line of credit with BOTW to November 30, 2013. The line of credit was originally granted under a credit agreement dated as of November 13, 2009.

ITEM 6. EXHIBITS

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement between Bank of the West and IXYS Corporation dated October 29, 2013.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.