Form 10-Q/A
period 2013-06-30
IXYS CORP /DE/
filed 2013-12-10
CIK 945699

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 5, 2013 was 31,098,966.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends our quarterly report on Form 10-Q for the period ended June 30, 2013 (“Original Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2013. This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1 through 10.4 originally filed with the Original Form 10-Q. In addition, the agreement originally filed as Exhibit 10.1 is being refiled as Exhibit 2.1. The Exhibit Index included with the Original Form 10-Q has been amended and restated by this Amendment. No revisions are being made to the Company’s financial statements.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., IXYS Intl (Cayman) Limited and IXYS Corporation dated May 25, 2013, as amended. (1) (2)

10.2	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.3	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.4	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.5	IXYS Corporation 2013 Equity Incentive Plan. (3) (4)

10.6	Form of Award Agreement under the IXYS Corporation 2013 Equity Incentive Plan. (3) (4)

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.3	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3) (5)

101.INS	XBRL Instance Document. (3)

101.SCH	XBRL Taxonomy Extension Schema Document. (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (3)

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been filed separately with the U.S. Securities and Exchange Commission.

(2)	The exhibit was originally filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2013.

(3)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2013.

(4)	Management contract or compensatory plan or arrangement.

(5)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., IXYS Intl (Cayman) Limited and IXYS Corporation dated May 25, 2013, as amended. (1) (2)

10.2	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.3	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.4	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited. (1)

10.5	IXYS Corporation 2013 Equity Incentive Plan. (3) (4)

10.6	Form of Award Agreement under the IXYS Corporation 2013 Equity Incentive Plan. (3) (4)

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.3	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (3) (5)

101.INS	XBRL Instance Document. (3)

101.SCH	XBRL Taxonomy Extension Schema Document. (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (3)

(1)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been filed separately with the U.S. Securities and Exchange Commission.

(2)	The exhibit was originally filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2013.

(3)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2013.

(4)	Management contract or compensatory plan or arrangement.

(5)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

5