Form 10-Q
period 2013-12-31
IXYS CORP /DE/
filed 2014-02-06
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 30, 2014 was 31,273,100.

IXYS CORPORATION

FORM 10-Q

December 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$98,807	$107,116
Restricted cash	337	314
Accounts receivable, net of allowances of $3,328 at December 31, 2013 and $2,656 at March 31, 2013	39,854	37,752
Inventories	93,647	83,829
Prepaid expenses and other current assets	8,076	7,328
Deferred income taxes	7,439	7,167

Total current assets	248,160	243,506
Property, plant and equipment, net	51,915	51,995
Intangible assets, net	19,772	2,893
Goodwill	25,164	—
Deferred income taxes	25,193	24,847
Other assets	10,851	10,235

Total assets	$381,055	$333,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,727	$2,458
Current portion of loans payable	1,257	15,956
Accounts payable	13,437	12,822
Accrued expenses and other current liabilities	49,689	16,992

Total current liabilities	67,110	48,228
Capitalized lease obligations, net of current portion	1,137	2,974
Long term loans, net of current portion	20,093	5,459
Other long term liabilities	6,865	6,877
Pension liabilities	16,349	16,330

Total liabilities	111,554	79,868

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,016,909 issued and 31,254,100 outstanding at December 31, 2013 and 37,921,213 issued and 30,885,354 outstanding at March 31, 2013	380	379
Additional paid-in capital	205,542	202,598
Treasury stock, at cost: 6,762,809 common shares at December 31, 2013 and 7,035,859 common shares at March 31, 2013	(59,640)	(61,994)
Retained earnings	118,527	115,718
Accumulated other comprehensive income (loss)	4,692	(3,093)

Total stockholders’ equity	269,501	253,608

Total liabilities and stockholders’ equity	$381,055	$333,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenues	$89,348	$63,812	$246,435	$213,130
Cost of goods sold	63,565	44,841	171,614	146,682

Gross profit	25,783	18,971	74,821	66,448

Operating expenses:
Research, development and engineering	7,894	6,784	23,034	20,749
Selling, general and administrative	10,028	9,150	30,654	29,448
Amortization of acquired intangible assets	3,425	559	7,096	1,683

Total operating expenses	21,347	16,493	60,784	51,880

Operating income	4,436	2,478	14,037	14,568
Other income (expense):
Interest income	40	113	116	281
Interest expense	(458)	(228)	(1,151)	(719)
Other income (expense), net	(801)	(392)	(2,136)	515

Income before income tax provision	3,217	1,971	10,866	14,645
Provision for income tax	(2,665)	(782)	(4,952)	(5,092)

Net income	$552	$1,189	$5,914	$9,553

Net income per share:
Basic	$0.02	$0.04	$0.19	$0.31

Diluted	$0.02	$0.04	$0.19	$0.30

Cash dividends per common share	$0.03	$0.03	$0.09	$0.03

Weighted average shares used in per share calculation:
Basic	31,192	31,005	31,088	31,222

Diluted	32,032	31,487	31,838	31,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$552	$1,189	$5,914	$9,553
Foreign currency translation adjustments	2,151	2,321	8,066	(346)
Changes in market value of investments:
Changes in unrealized loss, net of taxes of $(101) and $(119) for the three and nine months ended December 31, 2013 and net of taxes of $(668) and $(461) for the three and nine months ended December 31, 2012	(188)	(1,241)	(224)	(856)
Reclassification adjustment for net losses (gains) realized in net income, net of taxes of $0 and $31 for the three and nine months ended December 31, 2013 and net of taxes of $0 and $(17) for the three and nine months ended December 31, 2012	—	—	(57)	31

Net change in market value of investments	(188)	(1,241)	(281)	(825)

Total comprehensive income	$2,515	$2,269	$13,699	$8,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,914	$9,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,706	9,462
Provision for receivable allowances	6,389	8,305
Net change in inventory provision	1,392	878
Foreign currency adjustments on intercompany amounts	760	(366)
Stock-based compensation	2,033	2,857
Gain on investments and disposal of fixed assets	(256)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(6,779)	8,037
Inventories	(6,665)	(2,109)
Prepaid expenses and other current assets	(584)	835
Other assets	(942)	440
Accounts payable	(146)	(3,510)
Accrued expenses and other liabilities	2,278	(6,381)
Pension liabilities	(1,146)	(695)

Net cash provided by operating activities	16,954	27,293

Cash flows from investing activities:
Change in restricted cash	(23)	186
Purchase of business, net of deferred payments	(20,000)	—
Purchases of investments	—	(4,517)
Purchases of property and equipment	(5,813)	(6,288)
Proceeds from sale of investments	324	401

Net cash used in investing activities	(25,512)	(10,218)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,903)	(2,158)
Repayments of loans and notes payable	(516)	(1,201)
Proceeds from employee equity plans	3,456	1,620
Purchases of treasury stock	(493)	(6,505)
Payment of cash dividends to stockholders	(2,803)	(928)

Net cash used in financing activities	(2,259)	(9,172)

Effect of exchange rate fluctuations on cash and cash equivalents	2,508	128

Net increase (decrease) in cash and cash equivalents	(8,309)	8,031
Cash and cash equivalents at beginning of period	107,116	98,604

Cash and cash equivalents at end of period	$98,807	$106,635

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

Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current period financial statement and footnote presentation, including an immaterial reclassification of stock-based compensation expense between cost of sales and operating expenses in the three and nine months ended December 31, 2012. These reclassifications did not affect our net income as previously reported.

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

The aggregate purchase price for the acquired assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments and interest are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

As of December 31, 2013, we have incurred $403,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative expenses”, or SG&A expenses, on our unaudited condensed consolidated statements of operations.

The following table summarizes the values of the assets acquired at the acquisition date.

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

The Acquired MCU Business contributed revenues of $17.3 million and $24.5 million in our unaudited consolidated statements of operations for the three and nine months ended December 31, 2013. As the Acquired MCU Business is fully integrated within our existing operations we are not able to calculate and report the net income contribution specific to the Acquired MCU Business.

Supplemental Pro Forma Financial Information

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

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for the three months ended December 31, 2013 includes the historical results of IXYS Corporation for the three months ended December 31, 2013; the financial information for the nine months ended December 31, 2013 includes the historical results of IXYS Corporation for the nine months ended December 31, 2013 and the historical results of the Acquired MCU Business for the three months ended March 31, 2013; the financial information for the three and nine months ended December 31, 2012 includes the historical results of IXYS Corporation for the three and nine months ended December 31, 2012 and the historical results of the Acquired MCU Business for the three and nine months ended September 30, 2012 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Pro forma net revenues	$89,348	$83,871	$270,333	$277,685

Pro forma net income	$2,817	$2,386	$12,972	$14,247

Pro forma net income per share (basic)	$0.09	$0.08	$0.42	$0.46

Pro forma net income per share (diluted)	$0.09	$0.08	$0.41	$0.45

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013 (1)			March 31, 2013 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$57,023	$57,023	$—	$67,959	$67,959	$—
Marketable equity securities (3)	3,449	3,449	—	4,116	4,116	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(136)	—	(136)	(198)	—	(198)

Total	$60,686	$60,472	$214	$72,227	$72,075	$152

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.

From time to time, we use derivative instruments to manage exposures to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have AAA credit ratings, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2013 and March 31, 2013. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $51.9 million and $21.4 million as of December 31, 2013 and March 31, 2013, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, as well as our installment payment obligations, which primarily consist of the deferred payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement. See Note 11, “Pension Plans” for a discussion of pension liabilities.

5. Other Assets

Other assets consist of the following (in thousands):

	December 31, 2013	March 31, 2013
	(unaudited)
Marketable equity securities	$3,449	$4,116
Auction rate preferred securities	350	350
Long term equity investments	5,727	5,449
Other items	1,325	320

Total	$10,851	$10,235

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2013	March 31, 2013
	(unaudited)
Raw materials	$20,950	$17,349
Work in process	44,683	41,036
Finished goods	28,014	25,444

Total	$93,647	$83,829

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	March 31,
	2013	2013
	(unaudited)
Uninvoiced goods and services	$9,384	$8,204
Compensation and benefits	5,933	5,950
Short term installment payment obligation	30,528	—
Commission, royalties and other	3,844	2,838

Total	$49,689	$16,992

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our Acquired MCU Business. The acquisition resulted in goodwill of $25.2 million. Identified intangible assets resulting from the acquisition based on our valuation consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Noncompetition agreement	421	Straight-line	60

Total	$24,000

Identified intangible assets of our company consisted of the following as of December 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$4,208	$12,096
Customer relationships	13,020	7,830	5,190
Contract backlog	7,155	5,437	1,718
Other intangible assets	1,608	840	768

Total identifiable intangible assets	$38,087	$18,315	$19,772

Identified intangible assets of our company consisted of the following as of March 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Developed intellectual property	$4,800	$2,458	$2,342
Customer relationships	6,100	6,100	—
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	636	551

Total identifiable intangible assets	$14,087	$11,194	$2,893

9. Borrowing and Deferred Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of December 31, 2013 was 1.92%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2013, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at December 31, 2013 was €4.5 million, or $6.2 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate as of December 31, 2013 was 2.69%. It is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $230,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2013, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

Acquired MCU Business Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments and interest accruals are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. The effective interest rate of the deferred payments as of December 31, 2013 was 3.42%.

10. Restructuring Charges

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions. Costs related to termination of employees represented severance payments and benefits.

The costs in connection with the restructuring plans in Europe have been included under “Restructuring charges” in our unaudited condensed consolidated statements of operations. The restructuring accrual as of December 31, 2013 was included under “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. During the quarter ended December 31, 2013, the remaining accrual of $73,000 was credited to SG&A expenses.

Restructuring activity as of and for the three and nine months ended December 31, 2013 was as follows (in thousands):

Severance and Related Benefits
Balance at March 31, 2013	$69
Charges	—
Cash payments	—
Currency translation adjustment	1

Balance at June 30, 2013	70
Charges	—
Cash payments	—
Currency translation adjustment	3

Balance at September 30, 2013	73
Charges	(73)
Cash payments	—
Currency translation adjustment	—

Balance at December 31, 2013	$—

11. Pension Plans

We maintain three defined benefit pension plans: one for certain United Kingdom employees, one for certain German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of December 31, 2013, the German defined benefit plan was completely unfunded. We expect to contribute approximately $978,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2014. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Service cost	$27	$25	$82	$74
Interest cost on projected benefit obligation	479	478	1,398	1,417
Expected return on plan assets	(427)	(385)	(1,245)	(1,143)
Recognized actuarial loss	61	42	177	126

Net periodic pension expense	$140	$160	$412	$474

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of December 31, 2013 and March 31, 2013, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	December 31, 2013				March 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$918	$—	$—	$918	$669	$—	$—	$669
Currency contracts	—	23	—	23	—	(15)	—	(15)
Equity	21,495	—	2	21,497	18,411	3	6	18,420
Fixed interest	1,227	4,763	1	5,991	1,479	4,525	2	6,006
Mortgage backed securities	—	14	—	14	—	11	—	11
Swaps	—	7	—	7	2	37	(1)	38

Total	$23,640	$4,807	$3	$28,450	$20,561	$4,561	$7	$25,129

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the nine months ended December 31, 2013, there were 98,865 shares purchased under the Purchase Plan, leaving approximately 87,490 shares available for purchase under the plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classifications	2013	2012	2013	2012
	(unaudited)		(unaudited)
Cost of goods sold	$101	$88	$350	$318
Research, development and engineering	247	252	703	815
Selling, general and administrative expenses	344	386	980	1,724

Stock-based compensation effect in income before taxes	692	726	2,033	2,857
Provision for income taxes (1)	242	254	712	1,000

Net stock-based compensation effects in net income	$450	$472	$1,321	$1,857

(1)	Estimated at an income tax rate of 35% in fiscal 2014 and fiscal 2013.

During the nine months ended December 31, 2013, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2013, approximately $5.2 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the nine months ended December 31, 2013 and 2012, were based on estimates at the date of grant as follows:

	Stock Options (1)						Purchase Plan
	Three Months Ended December 31,				Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2013		2012		2013	2012	2013	2012	2013	2012
Weighted average estimated fair value of grant per share	$	na	$	na	$4.95	$5.21	$2.94	$2.81	$2.75	$3.22
Risk-free interest rate		na		na	1.9%	1.0%	0.1%	0.1%	0.1%	0.2%
Expected term in years		na		na	6.1	6.3	0.5	0.5	0.5	0.5
Volatility		na		na	55.5%	55.4%	35.0%	46.0%	37.0%	46.4%
Dividend yield		na		na	0%	0%	0%	0%	0%	0%

(1)	No stock options were granted during the quarters ended December 31, 2013 and 2012.

Activity with respect to outstanding stock options for the nine months ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
			(000)
Balance at March 31, 2013	5,327,473	$10.04
Options granted	239,000	$9.27
Options exercised	(323,050)	$7.87	$1,168
Options cancelled	(34,000)	$11.42
Options expired	(6,500)	$9.96

Balance at December 31, 2013	5,202,923	$10.13

Exercisable at December 31, 2013	4,061,923	$10.00
Exercisable at March 31, 2013	4,065,473	$9.74

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

13. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities (1)	Defined Benefit Pension Plans (2)	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	8,066	(224)	—	7,842
Net gain reclassified from accumulated other comprehensive income	—	(57)	—	(57)

Net current period other comprehensive income (loss)	8,066	(281)	—	7,785

Balance as of December 31, 2013	$11,048	$(221)	$(6,135)	$4,692

(1)	Net of taxes of $(119) at December 31, 2013 and $31 at March 31, 2013.
(2)	Net of taxes of $(1,941).

The amounts reclassified out of accumulated other comprehensive income (loss) for the nine months ended December 31, 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Impacted Line Item on Consolidated Income Statements
Net gain on investments	$88	Other income (expense), net
	(31)	Provision for income tax

Net of tax	$57

14. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$552	$1,189	$5,914	$9,553

Weighted average shares—basic	31,192	31,005	31,088	31,222

Weighted average shares—diluted	32,032	31,487	31,838	31,917

Net income per share—basic	$0.02	$0.04	$0.19	$0.31

Net income per share—diluted	$0.02	$0.04	$0.19	$0.30

Diluted weighted average shares includes approximately 840,000 and 482,000 common equivalent shares from stock options for the three months ended December 31, 2013 and 2012, and approximately 750,000 and 695,000 common equivalent shares from stock options for the nine months ended December 31, 2013 and 2012.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and nine months ended December 31, 2013, there were outstanding weighted average options to purchase 3,002,055 and 2,780,263 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and nine months ended December 31, 2012, there were outstanding weighted average options to purchase 3,355,738 and 2,627,911 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

15. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
United States	$21,959	$19,431	$66,043	$64,594
Europe and the Middle East
France	1,097	1,138	3,729	3,836
Germany	7,376	7,433	24,538	24,036
Italy	1,280	798	3,274	2,729
Sweden	1,142	1,115	3,810	3,540
Switzerland	919	952	3,033	2,603
United Kingdom	4,177	5,465	14,924	19,018
Other	6,943	6,154	20,125	19,624
Asia Pacific
China	27,631	9,699	62,572	33,669
Japan	1,238	1,348	4,644	4,893
Korea	5,503	1,746	12,807	6,071
Malaysia	881	1,108	2,504	3,557
Singapore	3,048	2,287	8,792	7,441
Other	2,631	2,235	6,720	7,386
Rest of the World
India	1,147	1,251	3,694	4,523
Other	2,376	1,652	5,226	5,610

Total	$89,348	$63,812	$246,435	$213,130

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Power semiconductors	$52,688	$45,011	$164,074	$152,796
Integrated circuits	31,155	13,401	65,755	44,100
Systems and RF power semiconductors	5,505	5,400	16,606	16,234

Total	$89,348	$63,812	$246,435	$213,130

For the nine months ended December 31, 2013, two distributors accounted for 11.4% and 10.2% of our net revenues, respectively. For the three and nine months ended December 31, 2012, one distributor accounted for 13.6% and 13.3% of our net revenues, respectively. For the nine months ended December 31, 2012, another distributor accounted for 10.5% of our net revenues.

16. Income Taxes

For the three and nine months ended December 31, 2013, we recorded income tax provisions of $2.7 million and $5.0 million, reflecting effective tax rates of 82.8% and 45.6%, respectively. For the three and nine months ended December 31, 2012, we recorded income tax provisions of $782,000 and $5.1 million, reflecting effective tax rates of 39.7% and 34.8%, respectively. For the three and nine months ended December 31, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items. For the three and nine months ended December 31, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions.

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

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015.

The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At December 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the credit agreement.

Acquired MCU Business Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. See Note 3, “Business Combination” and Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the acquisition and the payment information.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2013 and March 31, 2013.

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

Over the past four quarters, our net revenues have increased. Following our acquisition of the Acquired MCU Business, we experienced growth in IC sales to the consumer products market in the Asia Pacific area during the past two quarters. Over the same periods, revenues from other application markets and in other geographic regions fluctuated from quarter to quarter. Both distribution revenues and our sales to original equipment manufacturers, or OEMs, increased while the proportions they represented in our revenues remained relatively unchanged. The gross margin percentage decreased due to changes in product mix towards the lower-margin consumer products market. Overall, our selling expenses have increased with higher revenues. Excluding certain acquisition-related expenses, bad debt expenses and other non-recurring items, our general and administrative expenses and research, development and engineering expenses, or R&D expenses, have remained relatively flat.

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

Revenue recognition. We sell to distributors and original equipment manufacturers. Approximately 56.8% of our revenues in the nine months ended December 31, 2013 and 57.6% of our net revenues in the nine months ended December 31, 2012 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Ship and debit is a sales incentive program for products previously shipped to distributors. We recognize revenue from product sales upon shipment provided that we have received an executed purchase order, the price is fixed and determinable, the risk of loss has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Our shipping terms generally transfer the risk of loss at the shipping point. Reserves for allowances are also recorded at the time of shipment. Our management must make estimates of potential future product returns and so called “ship and debit” transactions related to current period product revenue. Our management analyzes historical returns and ship and debit transactions, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and ship and debit allowances. Significant management judgments and estimates must be made and used in connection with establishing the allowances in any accounting period. We have visibility into inventory held by our distributors to aid in our reserve analysis. Different judgments or estimates would result in material differences in the amount and timing of our revenue for any period.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from our company, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where our management is not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to their end customers. Deferred revenues and costs are presented net and included under “Accrued expenses and other liabilities”.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2013 and 2012, approximately $1.1 million and $2.2 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2013 (in thousands):

Balance at March 31, 2013	$1,396
Additions	1,021
Deductions	(1,152)

Balance at June 30, 2013	1,265
Additions	1,251
Deductions	(1,271)

Balance at September 30, 2013	1,245
Additions	1,156
Deductions	(1,371)

Balance at December 31, 2013	$1,030

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2013	$25,289
Utilization or sale	(273)
Scrap	(489)
Additional accrual	1,048
Foreign currency translation adjustments	83

Balance at June 30, 2013	25,658
Utilization or sale	(346)
Scrap	(535)
Additional accrual	937
Foreign currency translation adjustments	302

Balance at September 30, 2013	$26,016
Utilization or sale	(609)
Scrap	(452)
Additional accrual	711
Foreign currency translation adjustments	124

Balance at December 31, 2013	$25,790

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2013, our lower of cost or market reserve was $574,000.

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

Results of Operations — Three and Nine Months Ended December 31, 2013 and 2012

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Net revenues	$89,348	40.0	$63,812	$246,435	15.6	$213,130
Cost of goods sold	63,565	41.8	44,841	171,614	17.0	146,682

Gross profit	$25,783	35.9	$18,971	$74,821	12.6	$66,448

Operating expenses:
Research, development and engineering	$7,894	16.4	$6,784	$23,034	11.0	$20,749
Selling, general and administrative	10,028	9.6	9,150	30,654	4.1	29,448
Amortization of acquired intangible assets	3,425	512.7	559	7,096	321.6	1,683

Total operating expenses	$21,347	29.4	$16,493	$60,784	17.2	$51,880

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended December 31,		% of Net Revenues Nine Months Ended December 31,
	2013	2012	2013	2012
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	71.1	70.3	69.6	68.8

Gross profit	28.9	29.7	30.4	31.2

Operating expenses:
Research, development and engineering	8.8	10.6	9.3	9.7
Selling, general and administrative	11.2	14.3	12.5	13.8
Amortization of acquired intangible assets	3.9	0.9	2.9	0.9

Total operating expenses	23.9	25.8	24.7	24.4

Operating income	5.0	3.9	5.7	6.8
Other income (expense), net	(1.4)	(0.8)	(1.3)	0.1

Income before income tax	3.6	3.1	4.4	6.9
Provision for income tax	(3.0)	(1.2)	(2.0)	(2.4)

Net income	0.6	1.9	2.4	4.5

Net Revenues

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Power semiconductors	$52,688	17.1	$45,011	$164,074	7.4	$152,796
Integrated circuits	31,155	132.5	13,401	65,755	49.1	44,100
Systems and RF power semiconductors	5,505	1.9	5,400	16,606	2.3	16,234

Total	$89,348	40.0	$63,812	$246,435	15.6	$213,130

(1)	Includes $1.4 million and $316,000 of intellectual property revenues in integrated circuits during the quarters ended December 31, 2013 and 2012, respectively. Includes $2.6 million and $1.7 million of intellectual property revenues in integrated circuits during the nine months ended December 31, 2013 and 2012, respectively.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	% change	2012	2013	% change	2012
Power semiconductors	$2.04	(5.1)	$2.15	$1.91	(14.7)	$2.24
Integrated circuits	$0.42	(51.7)	$0.87	$0.49	(44.3)	$0.88
Systems and RF power semiconductors	$23.83	(43.5)	$42.19	$26.36	3.4	$25.50

Units	Three Months Ended December 31,			Nine Months Ended December 31,
	2013	% change	2012	2013	% change	2012
	(000)		(000)	(000)		(000)
Power semiconductors	25,885	23.8	20,910	85,996	26.1	68,187
Integrated circuits	71,404	377.2	14,963	124,147	156.8	48,343
Systems and RF power semiconductors	231	80.5	128	630	(1.1)	637

Total	97,520	170.9	36,001	210,773	79.9	117,167

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013		2012		2013		2012
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(000)		(000)		(000)		(000)
Europe and Middle East	$22,934	25.7	$23,055	36.1	$73,433	29.8	$75,386	35.4
Asia Pacific	40,932	45.8	18,423	28.9	98,039	39.8	63,017	29.6
Rest of world	3,523	3.9	2,903	4.5	8,920	3.6	10,133	4.7

International revenues	$67,389	75.4	$44,381	69.5	$180,392	73.2	$148,536	69.7
USA	21,959	24.6	19,431	30.5	66,043	26.8	64,594	30.3

Total revenues	$89,348	100.0	$63,812	100.0	$246,435	100.0	$213,130	100.0

The 40% increase in net revenues in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 reflected an increase of $7.7 million, or 17.1%, in the sale of power semiconductors, an increase of $17.8 million, or 132.5%, in the sale of ICs and an increase of $105,000, or 1.9%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $4.3 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market, and a $3.2 million increase in the sale of bipolar products, primarily to the industrial and commercial market. The increase in revenues from the sale of ICs was driven by our Acquired MCU Business, which sells primarily to the consumer products market, and increased sales of solid state relays, primarily to the telecommunications market, partially offset by reduced sales of other ICs and microcontrollers. The revenues from the sale of systems and RF power semiconductors increased due to increased revenues from the sale of systems and RF power devices, offset by a decrease in the sale of subassemblies to the industrial and commercial market.

The 15.6% increase in net revenues in the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 reflected an increase of $11.3 million, or 7.4%, in the sale of power semiconductors, an increase of $21.7 million, or 49.1%, in the sale of ICs and an increase of $372,000, or 2.3%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included an $8.9 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market, and a $1.1 million increase in the sale of bipolar products, primarily in the industrial and commercial market. The increase in revenues from the sale of ICs was primarily from the Acquired MCU Business, offset by decreased sales of other ICs and microcontrollers. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $1.4 million increase in the sale of systems and RF power devices, offset by reduced revenues from subassemblies sold to the industrial and commercial market.

For the three and nine months ended December 31, 2013 as compared to the comparable periods of the previous fiscal year, the reductions in the ASPs of our power semiconductors and ICs were due to shifts in our product mix toward lower-priced products rather than changes in product prices. The changes in ASPs in systems and RF power semiconductors for the three and nine months ended December 31, 2013 were primarily caused by changes in product mix among systems.

For the three and nine months ended December 31, 2013 as compared to the three and nine months ended December 31, 2012, the increases in unit shipments of our power semiconductors were broad-based. IC units increased principally because of the sales of MCU products. In systems and RF power semiconductors, for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the unit growth was broad-based; for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, the unit reductions were caused by lower shipments of RF power devices and subassemblies.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and nine months ended December 31, 2013 were $1.4 and $2.6 million, respectively, as compared to $316,000 and $1.7 million for the three and nine months ended December 31, 2012.

For the three and nine months ended December 31, 2013 as compared to the three and nine months ended December 31, 2012, we experienced increased sales to all of our major market segments and in all major geographic areas, except Europe, where revenues declined modestly, and in the case of the nine months ended December 31, 2013, the rest of the world.

For the nine months ended December 31, 2013, two distributors accounted for 11.4% and 10.2% of our net revenues, respectively. For the three and nine months ended December 31, 2012, one distributor accounted for 13.6% and 13.3% of our net revenues, respectively. For the nine months ended December 31, 2012, another distributor accounted for 10.5% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit margin decreased to 28.9% in the three months ended December 31, 2013 from 29.7% in the three months ended December 31, 2012. Gross profit margin fell to 30.4% in the nine months ended December 31, 2013 from 31.2% in the nine months ended December 31, 2012. For both the three and nine months ended December 31, 2013 as compared to comparable periods of the prior fiscal year, the gross profit margins were negatively affected by changes in product mix towards the lower-margin consumer products market. However, for the nine months ended December 31, 2013, the gross profit margin was positively affected by the impact of transitioning the Acquired MCU Business during the September 2013 quarter. For the three and nine months ended December 31, 2013 as compared to the comparable periods of the preceding fiscal year, gross profit expressed in dollars increased by $6.8 million and $8.4 million, respectively, largely because of revenue growth.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2013 were 8.8% and 9.3%, respectively, as compared to 10.6% and 9.7% for the three and nine months ended December 31, 2012. For the three ended December 31, 2013 as compared to the three months ended December 31, 2012, the decrease in the percentage primarily related to higher revenues and the increased expenses in dollars were primarily due to an increased product development effort. For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, the decrease in the percentage primarily related to higher revenues and the increased expenses in dollars were primarily due to an increased product development effort and a license fee.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2013 were 11.2% and 12.5% as compared to 14.3% and 13.8% for the three and nine months ended December 31, 2012. The decreases in the percentages primarily resulted from increased revenues. Expressed in dollars, SG&A expenses increased for the three months ended December 31, 2013 as compared to the same period in the prior fiscal year as a result of increased selling expenses corresponding to increased revenues. For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, the increase in the SG&A expenses was primarily due to additional professional and consulting expenses relating to the Acquired MCU Business and higher sales commissions, offset by reduced share-based compensation.

Amortization of Acquired Intangible Assets

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For the three and nine months ended December 31, 2013, we recorded amortization expenses on acquired intangible assets of $3.4 million and $7.1 million, respectively. For the three and nine months ended December 31, 2012, we recorded amortization expenses on acquired intangible assets of $559,000 and $1.7 million, respectively.

Interest Expense

During the three and nine months ended December 31, 2013, our interest expenses were $458,000 and $1.2 million, respectively, as compared to $228,000 and $719,000 for the three and nine months ended December 31, 2012. The interest expenses during the 2013 periods included the accrual of interest on the installment payments for the Acquired MCU Business.

Other Income (Expense), net

In the quarter ended December 31, 2013, other expense, net was $801,000 as compared to other expense, net of $392,000 in the quarter ended December 31, 2012. The other expense, net in the three months ended December 31, 2013 principally consisted of $870,000 in losses associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended December 31, 2012 consisted principally of $460,000 in losses associated with changes in exchange rates for foreign currency transactions.

For the nine months ended December 31, 2013, other expense, net was $2.1 million, as compared to other income, net of $515,000 in the nine months ended December 31, 2012. For the nine months ended December 31, 2013, other expense, net consisted principally of $2.4 million in losses associated with changes in exchange rates for foreign currency transactions. For the nine months ended December 31, 2012, other income, net included gains associated with changes in exchange rates for foreign currency transactions of $215,000.

Provision for Income Tax

For the three and nine months ended December 31, 2013, we recorded income tax provisions of $2.7 million and $5.0 million, reflecting effective tax rates of 82.8% and 45.6%, respectively. For the three and nine months ended December 31, 2012, we recorded income tax provisions of $782,000 and $5.1 million, reflecting effective tax rates of 39.7% and 34.8%, respectively. For the three and nine months ended December 31, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items. For the three and nine months ended December 31, 2012, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions.

Liquidity and Capital Resources

At December 31, 2013, cash and cash equivalents were $98.8 million as compared to $107.1 million at March 31, 2013.

Our cash provided by operating activities for the nine months ended December 31, 2013 was $17.0 million, a decrease of $10.3 million as compared to the $27.3 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $10.6 million in net changes in operating assets and liabilities, offset by an increase of $262,000 in net income and adjustments to reconcile net income.

For the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012, our adjustments to reconcile net income increased by $3.9 million, mainly due to the increase in amortization expenses of acquired intangible assets, offset by a $3.6 million reduction in our net income.

The changes in operating assets and liabilities for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 were primarily caused by the following: accounts receivable increased in the nine months ended December 31, 2013 because of the revenue growth from the March 2013 quarter to the December 2013 quarter, as compared to lower accounts receivable in the December 2012 quarter as a result of reduced revenues from the March 2012 quarter to the December 2012 quarter; and inventory, accounts payable and uninvoiced goods increased due to an increase in inventory purchases during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.

Our net cash used in investing activities for the nine months ended December 31, 2013 was $25.5 million, as compared to net cash used in investing activities of $10.2 million during the nine months ended December 31, 2012. During the nine months ended December 31, 2013, we made a payment of $20.0 million for the Acquired MCU Business and we spent $5.8 million on the purchase of property and equipment. During the nine months ended December 31, 2012, our uses of cash for investing activities principally reflected capital expenditures of $6.3 million and marketable securities purchases of $4.5 million.

For the nine months ended December 31, 2013, net cash used in financing activities was $2.3 million, as compared to net cash used in financing activities of $9.2 million in the nine months ended December 31, 2012. During the nine months ended December 31, 2013, we used $2.8 million for payments of cash dividends to stockholders, $2.4 million for principal repayments on capital lease and loan obligations and $493,000 for the purchase of treasury stock, offset by proceeds from employee equity plans of $3.5 million. During the nine months ended December 31, 2012, we used $6.5 million for the purchase of treasury stock, $3.4 million for principal repayments on capital lease and loan obligations and $928,000 for dividends, offset by proceeds from employee equity plans of $1.6 million.

At December 31, 2013, capital lease obligations, loans payable and remaining installment payments totalled $55.7 million. This represented 56.4% of our cash and cash equivalents and 20.7% of our stockholders’ equity.

We are obligated on a €4.5 million, or $6.2 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $230,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At December 31, 2013, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in our facility in Lampertheim, Germany.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2013, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2013, we complied with all of these financial covenants. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” and Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the nine months ended December 31, 2013, we declared $2.8 million in dividends at the quarterly rate of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the deferred payments of the acquisition through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the installment payments.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at December 31, 2013 was $16.3 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months, although we may elect to draw down our current line of credit with BOTW to provide additional liquidity. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at December 31, 2013. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended December 31, 2013, our net revenues by region were approximately 26.8% in the United States, approximately 29.8% in Europe and the Middle East, approximately 39.8% in the Asia Pacific region and approximately 3.6% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Approximately 29.2% of our total consolidated net sales for the nine months ended December 31, 2013 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Of our net revenues for the nine months ended December 31, 2013, 42.7% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries. The wafers for many of our semiconductors are fabricated at external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business.

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

Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our Chief Executive Officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, application and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management employees. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

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

In connection with any of the foregoing, we could experience errors, interruptions, delays, cessations of service and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, interruption or cessation, including with respect to any new or different systems, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, transition or convert to different systems or integrate additional data in connection with an acquisition, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, increase expenses, or adversely affect our results of operations, cash flows, stock price or reputation.

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation or adversely affect our stock price.

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

Approximately 9.8% of our net revenues for the nine months ended December 31, 2013 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 9.8% of our net revenues for the nine months ended December 31, 2013 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 30, 2014, approximately 21.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	5,000	$12.02	5,000	614,390
November 1, 2013 – November 30, 2013	—	—	—	614,390
December 1, 2013 – December 31, 2013	—	—	—	614,390

Total	5,000	$12.02	5,000

(1)	On August 24, 2012, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock.

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
Uzi Sasson, President and Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement dated as of December 6, 2013 by and between Bank of the West and IXYS Corporation (filed on December 12, 2013 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.