Form 10-K
period 2014-03-31
IXYS CORP /DE/
filed 2014-06-13
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2013, was approximately $236,990,635. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 23, 2014 was 31,356,319.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2014, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2014, or fiscal 2014, power semiconductors constituted approximately 66.3% of our revenues, which included 25.5% of revenues from power MOS transistors and 39.1% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in telecommunications, display, power management, security systems and appliances. In fiscal 2014, ICs constituted approximately 27.1% of our revenues.

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

We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2014, system and RF semiconductors constituted approximately 6.6% of our revenues.

We design our power semiconductor, IC and systems and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2014, our products were used by over 2,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric and Siemens.

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

Not only is demand increasing, but the requirements for electricity are also changing. Electronic products in all markets are becoming increasingly sophisticated, offering more “intelligence” through the use of microprocessors and additional solid-state components. The increasing complexity of such products requires more precisely regulated power and greater power reliability. In addition, the increasing costs of electricity, coupled with governmental regulations and environmental concerns, have caused an increased demand for energy efficiency.

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

With the growth in telecommunications, data communications and wireless communications, the demand for analog and mixed-signal ICs and RF power semiconductors has grown. Our mixed-signal ICs address the interface between telecommunication and data communication components, both in the central office and in gateway applications, especially with the increased use of the Internet protocol, or IP. Our microcontrollers are used to control electronic devices such as motors and user interfaces on appliances. Our RF power semiconductors are used in wireless infrastructure and in other microwave communication applications. Technical advancement in the communication industries is expected, in part, to drive the demand for higher performance semiconductors.

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2014, power semiconductors constituted approximately 66.3% of our revenues, which included about 25.5% of revenues from power MOS transistors and about 39.1% of revenues from bipolar products. In fiscal year ended March 31, 2013, or fiscal 2013, power semiconductors constituted approximately 71.8% of our revenues, which included about 25.4% of revenues from power MOS transistors and about 44.8% of revenues from bipolar products. In fiscal year ended March 31, 2012, or fiscal 2012, power semiconductors constituted approximately 75.5% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 47.2% of revenues from bipolar products.

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include mixed-signal application specific ICs, as designed for specific customers and as standard products, power management and control ICs and microcontrollers. ICs accounted for 27.1% of our revenues in fiscal 2014, 20.7% of our revenues in fiscal 2013 and 17.3% of our revenues in fiscal 2012.

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

LCAS and DAA integrated products.

A line card access switch, or LCAS, is a solid-state solution for a switching function traditionally performed by electromagnetic devices. Our LCAS products are used in central office switching applications to enable data and voice telephony. Data access arrangements, or DAAs, integrate a number of discrete components and are principally used in analog data communications that interface with telephone network applications. Our Litelink® products are DAAs for applications such as voice-over IP, wired communication lines and set top boxes.

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

Microcontrollers.

A microcontroller is a computer-on-a-chip that is optimized to control electronic devices, such as motors and user interfaces on appliances. A microcontroller typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller includes application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software.

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

Systems and Other Products

We manufacture and sell laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices. Additionally, we sell our proprietary direct copper bond, or DCB, substrates for use in our own semiconductor products as well as for sale to a variety of customers, including those in the power semiconductor industry. DCB technology cost-effectively provides excellent thermal transfer while maintaining high electrical isolation.

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

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2014, we employed 72 people in sales, marketing and customer support and used 30 sales representative organizations and 12 distributors in the Americas and 137 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 56.8% of net revenues in fiscal 2014, 57.4% of net revenues in fiscal 2013 and 56.3% of net revenues in fiscal 2012. One distributor, Allied Group (Hong Kong), accounted for 10.8%, 10.3% and 11.3% of net revenues in fiscal 2014, 2013 and 2012, respectively. Another distributor, Future Electronics, accounted for 13.2% and 11.1% of net revenues in fiscal 2013 and 2012, respectively.

In fiscal 2014, United States sales represented approximately 26.7%, and international sales represented approximately 73.3%, of our net revenues. Of our international sales in fiscal 2014, approximately 40.2% were derived from sales in Europe and the Middle East, approximately 55.0% were derived from sales in Asia and approximately 4.8% were derived from sales in Canada and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $30.9 million in fiscal 2014, $28.0 million in fiscal 2013 and $28.8 million in fiscal 2012. As of March 31, 2014, we employed 143 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for medical applications;

•	increasing the operating range of our MOS and bipolar products;

•	increasing the operating range of our power diodes and rectifier products;

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers;

•	developing higher power IGBT, thyristor and rectifier modules;

•	developing hybrids and modules with silicon carbide devices;

•	developing power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing high current MOSFETs and IGBTs for power supplies, UPS, generators, automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for electric trains, solar inverters and wind power generators;

•	developing stacks and subsystems for renewable energy markets;

•	developing ICs for telecommunications and flexible displays;

•	developing solar-powered battery charging devices, products and circuits; and

•	developing 8-bit and 16-bit embedded flash-based microcontrollers.

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

Patents and Other Intellectual Property Rights

As of March 31, 2014, we held 383 issued patents, of which 287 were issued in the U.S. and 96 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

Measured in dollars, we relied on external foundries for approximately 43.6% of our wafer fabrication requirements in fiscal 2014. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 69.0% of our products were, during fiscal 2014, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2014, our backlog of orders was approximately $101.7 million, as compared to $81.7 million at March 31, 2013. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2014.

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

Employees

At March 31, 2014, we employed 1,016 employees, of whom 143 were primarily engaged in engineering and research and development activities, 72 in marketing, sales and customer support, 724 in manufacturing and 77 in administration and finance. Of these employees, 209 hold engineering or science degrees, including 28 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

In fiscal 2014, we completed the acquisition of a 4-bit and 8-bit microcontroller product line. Further, we have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

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

For the fiscal year ended March 31, 2014, our net revenues by region were approximately 26.7% in the United States, approximately 29.4% in Europe and the Middle East, approximately 40.3% in the Asia Pacific region and approximately 3.6% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Further, we use only a limited number of subcontractors to assemble most of our products. If one or more of these key subcontractors experience financial, operational, production or quality assurance difficulties, we could experience a significant reduction or interruption in supply. Although we believe alternative subcontractors are available, our operating results could temporarily suffer until we engage one or more of those alternative subcontractors. Moreover, in engaging alternative subcontractors in exigent circumstances, our production costs could increase markedly.

We depend on external foundries to manufacture many of our products.

Of our net revenues for our fiscal year ended March 31, 2014, 43.6% came from wafers manufactured for us by external foundries. Our dependence on external foundries may grow. We currently have arrangements with a number of wafer foundries. The wafers for many of our semiconductors are fabricated at external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries.

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

We believe that consumer products are subject to shorter product life cycles, because of technological change, consumer preferences, trendiness and other factors, than other types of products sold by our customers. Shorter product life cycles result in more frequent design competitions for the inclusion of semiconductors in next generation consumer products, which may not result in design wins for us. Shorter product life cycles may lead to more frequent circumstances where sales of existing products are reduced or ended. The proportion of our revenue that comes from the sale of semiconductors intended for use in consumer products has increased substantially in recent periods.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Approximately 28.9% of our total consolidated net sales for the fiscal year ended March 31, 2014 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. Foreign distributors are typically granted longer payment terms, resulting in higher accounts receivable balances for a given level of sales than domestic distributors. Our risk of loss from the financial insolvency of distributors is, therefore, disproportionally weighted to foreign distributors. In connection with the acquisition of a 4-bit and 8-bit microcontroller business during fiscal 2014, we acquired a new set of distributor and sales representative relationships, some of which may be challenging to maintain at the same level of productivity. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

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

Acquisitions, expansion, technological and administrative changes and software conversions and updates place a significant strain on our information systems.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage or grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future.

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

In connection with any of the foregoing, we could experience errors, interruptions, delays, cessations of service and other inefficiencies, which could adversely affect our business. Any error, delay, disruption, interruption or cessation, including with respect to any new or different systems, software programs, procedures or controls, could harm our ability to forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and record and report financial and management information on a timely and accurate basis. In addition, as we add or change functionality, transition or convert to different systems or programs or integrate additional data in connection with an acquisition, problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business, increase expenses, or adversely affect our results of operations, cash flows, stock price or reputation.

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

We manage and store proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

New regulations related to conflict minerals will force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there will be additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, we may face reputational challenges with our customers and other stakeholders as we have been in the past and may in the future be unable to sufficiently verify the origins of all minerals used in our products. Finally, new rules bring implementation challenges. We may not successfully implement effective procedures to timely or adequately comply with these rules.

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

Approximately 9.9% of our net revenues for the fiscal year ended March 31, 2014 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 9.9% of our net revenues for the fiscal year ended March 31, 2014 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug

Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 23, 2014, approximately 21.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2015 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2014.

Name	Age	Position(s)
Nathan Zommer	66	Chairman of the Board and Chief Executive Officer
Uzi Sasson	51	President, Chief Financial Officer and Secretary

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2014
High	$12.04	$12.45	$13.14	$14.95
Low	$8.75	$9.09	$9.55	$10.76
Fiscal Year Ended March 31, 2013
High	$13.44	$11.25	$10.19	$10.67
Low	$9.91	$8.48	$7.91	$9.24

The number of record holders of our common stock as of May 23, 2014 was 292. During fiscal 2014 and for the last two quarters of fiscal 2013, we paid a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2009 through March 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 – January 31, 2014	—	—	—	614,390
February 1, 2014 – February 28, 2014	—	—	—	614,390
March 1, 2014 – March 31, 2014	10,000	$10.89	10,000	604,390

Total	10,000	$10.89	10,000

(1)	On August 24, 2012, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock.

Item 6.    Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2014, 2013 and 2012, and the balance sheet data as of March 31, 2014 and 2013 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2011 and 2010 and the balance sheet data as of March 31, 2012, 2011 and 2010 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2014(1)	2013	2012	2011	2010(2)
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$336,330	$280,014	$368,004	$363,273	$243,224
Cost of goods sold	236,120	195,134	248,760	241,526	180,082

Gross profit	100,210	84,880	119,244	121,747	63,142

Operating expenses:
Research, development and engineering	30,884	28,022	28,847	28,177	20,776
Selling, general and administrative	41,983	39,287	42,063	41,880	35,208
Amortization of acquisition-related intangible assets	10,521	2,244	2,524	6,937	1,839
Restructuring charges	—	—	—	759	1,614
Impairment charges	—	—	6,448	702	—

Total operating expenses	83,388	69,553	79,882	78,455	59,437

Operating income	16,822	15,327	39,362	43,292	3,705
Other expense:
Interest expense, net	(1,422)	(604)	(762)	(1,228)	(1,230)
Other income (expense)	(1,941)	(41)	1,941	836	(141)

Income before income tax provision	13,459	14,682	40,541	42,900	2,334
Provision for income tax	(7,413)	(7,034)	(10,235)	(6,253)	(3,011)

Net income (loss)	$6,046	$7,648	$30,306	$36,647	$(677)

Net income (loss) per share — basic	$0.19	$0.25	$0.97	$1.17	$(0.02)

Net income (loss) per share — diluted	$0.19	$0.24	$0.93	$1.14	$(0.02)

Cash dividends per share	$0.12	$0.06	$—	$—	$—

Weighted average shares used in per share calculations
Basic	31,146	31,025	31,344	31,235	31,005

Diluted	31,916	31,695	32,496	32,008	31,005

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

(2)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

	As of March 31,
	2014(1)	2013	2012	2011	2010(2)
	(In thousands)
Selected operating data:
Gross profit margin	29.8%	30.3%	32.4%	33.5%	26.0%
Depreciation and amortization	$21,274	$12,492	$13,467	$18,059	$13,386
Balance sheet data:
Cash and cash equivalents	$98,438	$107,116	$98,604	$75,406	$60,524
Working capital	185,659	195,278	208,138	181,963	135,280
Total assets	383,182	333,476	343,910	325,189	285,939
Total long term obligations	43,204	31,640	48,784	51,918	48,122
Total stockholders’ equity	270,632	253,608	254,107	229,229	183,135
Cash flow data:
Cash provided by operating activities	$19,329	$31,637	$44,446	$33,867	$29,166
Cash (used in) investing activities	(27,134)	(11,082)	(12,375)	(8,941)	(36,256)
Cash (used in) provided by financing activities	(3,344)	(10,856)	(7,707)	(11,401)	11,775

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

(2)	During fiscal 2010, we acquired Zilog, Inc. and a display driver product line from Leadis Technology, Inc.

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

During fiscal 2014, our revenues increased by 20.1% from fiscal 2013. While the acquisition of a 4-bit and 8-bit microcontroller product line, or the Acquired MCU Business, from the Samsung Electronics Co., Ltd. boosted our IC sales to the consumer products market in the Asia Pacific area, we experienced growth in sales to our major country markets, except the United Kingdom, and major application markets from year to year. Gross profit margin decreased during fiscal 2014 primarily due to changes in product mix towards the lower-margin consumer products market. From fiscal 2013 to fiscal 2014, both distribution revenues and our sales to original equipment manufacturers, or OEMs, increased. From year to year, our selling expenses increased with higher revenues and our general and administration expenses increased principally due to acquisition-related costs. Our research, development and engineering expenses, or R&D expenses, grew due to increased research activities as well as added expenses related to the Acquired MCU Business. Over the next year, we expect our selling, general and administrative, or SG&A, expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. Similarly, we expect our R&D expenses to remain fairly consistent over the next year.

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

Revenue recognition.    Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customer with sale terms Ex-Works, or EXW, or when product is delivered to the customer with sale terms Delivered Duty Paid, or DDP.

We sell to distributors and original equipment manufacturers. Approximately 56.8% of our revenues in fiscal 2014 were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit.

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

We state our revenues, net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under “Accrued expenses and other liabilities.” Shipping and handling costs are included in cost of sales.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2014, 2013 and 2012, approximately $1.5 million, $2.4 million and

$2.1 million, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2014 (in thousands):

Balance March 31, 2011	$1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	$1,071

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2011	$29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional accrual	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional accrual	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	$24,304

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2014 and 2013, our lower of cost or market reserves were $474,000 and $670,000, respectively.

Furthermore, we perform an annual inventory count and periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Valuation of Goodwill and Intangible Assets.    Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method or accelerated method over their estimated useful lives and evaluated for impairment in accordance with the authoritative guidance provided by FASB.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. We have one reporting unit that has goodwill allocated to it.

We use the income approach, based on estimated future cash flows, to perform the quantitative goodwill impairment test when and if required. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. By their nature, these assumptions would not reflect unanticipated events and circumstances that may occur. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy.

We assess the recoverability of the finite-lived intangible assets by examining the occurrences of certain events or changes of circumstances that indicate that the carrying amounts may not be recoverable. After our initial assessment, if it is necessary, we perform the impairment test by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for the fiscal years indicated and the percentage change in such data from year to year:

	Years Ended March 31,
	2014	% change	2013	% change	2012
	(000)		(000)		(000)
Net revenues	$336,330	20.1	$280,014	(23.9)	$368,004
Cost of goods sold	236,120	21.0	195,134	(21.6)	248,760

Gross profit	$100,210	18.1	$84,880	(28.8)	$119,244

Operating expenses:
Research, development and engineering	$30,884	10.2	$28,022	(2.9)	$28,847
Selling, general and administrative	41,983	6.9	39,287	(6.6)	42,063
Amortization of acquisition-related intangible assets	10,521	368.9	2,244	(11.1)	2,524
Impairment charges	—	nm	—	(100.0)	6,448

Total operating expenses	$83,388	19.9	$69,553	(12.9)	$79,882

nm — not meaningful

The following table sets forth selected statement of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2014 % of Net Revenues	2013 % of Net Revenues	2012 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	70.2	69.7	67.6

Gross profit	29.8	30.3	32.4

Operating expenses:
Research, development and engineering	9.2	10.0	7.8
Selling, general and administrative	12.5	14.0	11.4
Amortization of acquisition-related intangible assets	3.1	0.8	0.7
Impairment charges	—	—	1.8

Total operating expenses	24.8	24.8	21.7

Operating income	5.0	5.5	10.7
Other income (expense), net	(1.0)	(0.3)	0.3

Income before income tax provision	4.0	5.2	11.0
Provision for income tax	(2.2)	(2.5)	(2.8)

Net income	1.8	2.7	8.2

The following table sets forth the revenues for each of our product groups for fiscal 2014, 2013 and 2012:

Net Revenues(1)

	Year Ended March 31,
	2014	% change	2013	% change	2012
	(000)		(000)		(000)
Power semiconductors	$222,813	10.9	$200,907	(27.7)	$277,718
ICs	91,189	57.2	57,993	(8.8)	63,597
Systems and RF power semiconductors	22,328	5.7	21,114	(20.9)	26,689

Total	$336,330	20.1	$280,014	(23.9)	$368,004

(1)	Includes $3.0 million, $2.1 million and $3.6 million of intellectual property revenues in integrated circuits for fiscal 2014, 2013 and 2012, respectively. Includes $2.0 million of nonrecurring intellectual property revenues in power semiconductors for fiscal 2012.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2014, 2013 and 2012:

Average Selling Prices

	Year Ended March 31,
	2014	% change	2013	% change	2012
Power semiconductors	$1.93	(12.3)	$2.20	1.9	$2.16
ICs	$0.48	(44.8)	$0.87	(1.1)	$0.88
Systems and RF power semiconductors	$22.49	1.3	$22.20	(17.5)	$26.90

Units

	Year Ended March 31,
	2014	% change	2013	% change	2012
	(000)		(000)		(000)
Power semiconductors	115,596	26.6	91,276	(28.6)	127,858
ICs	177,749	177.7	64,015	(5.9)	68,050
Systems and RF power semiconductors	993	4.4	951	(4.1)	992

Total	294,338	88.4	156,242	(20.6)	196,900

The following tables set forth the net revenues by geographic region for fiscal 2014, 2013 and 2012:

	Year Ended March 31,
	2014		2013		2012
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(000)		(000)		(000)
Europe and Middle East	$99,049	29.4	$98,568	35.2	$138,561	37.7
Asia Pacific	135,641	40.3	83,404	29.8	111,137	30.2
Rest of world	11,906	3.6	13,253	4.7	15,184	4.1

International revenues	246,596	73.3	195,225	69.7	264,882	72.0
USA	89,734	26.7	84,789	30.3	103,122	28.0

Total	$336,330	100.0	$280,014	100.0	$368,004	100.0

Comparison of Fiscal 2013 Revenues to Fiscal 2014 Revenues.

The 20.1% increase in net revenues from fiscal 2013 to fiscal 2014 reflected a $21.9 million, or 10.9%, increase in the sale of power semiconductors, a $33.2 million, or 57.2%, increase in the sale of ICs and a $1.2 million, or 5.7%, increase in the sale of systems and RF power semiconductors.

The increase in power semiconductors was mainly due to a $14.6 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market, and a $6.1 million increase in the sale of bipolar products, primarily to the industrial and commercial market. The increase in revenues from ICs was driven by the Acquired MCU Business and the increased revenues from the sales of systems and RF power semiconductors were broad-based.

From fiscal 2013 to fiscal 2014, the changes in the ASPs of each product group were primarily due to shifts in our product mix rather than changes in product prices. In the case of ICs, the changes in product mix were driven by the addition of the Acquired MCU Business, as was the unit volume. For power semiconductors and systems and RF power semiconductors, the increases in unit shipments were broad-based.

Intellectual property revenues, consisting of sales, licensing fees and royalties, were $3.0 million for fiscal 2014 as compared to $2.1 million for fiscal 2013.

From fiscal 2013 to fiscal 2014, our sales increased in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major application markets.

In fiscal 2014 and 2013, one distributor accounted for 10.8% and 10.3% of our net revenues, respectively. In fiscal 2013, another distributor accounted for 13.2% of our net revenues.

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

Intellectual property revenues, consisting of sales, licensing fees and royalties, were $2.1 million for fiscal 2013 as compared to $5.6 million for fiscal 2012.

From fiscal 2012 to fiscal 2013, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major application markets. The reduction in sales from year-to-year was principally the result of difficult economic conditions in Europe leading to reduced orders for industrial and infrastructure applications, reduced infrastructure construction in China and a decline in the manufacture of defibrillators by the medical device industry, in both the United States and Asia.

In fiscal 2013 and 2012, one distributor accounted for 10.3% and 11.3% of our net revenues, respectively, and another distributor accounted for 13.2% and 11.1% of our net revenues, respectively.

In each of the last three fiscal years, our revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

From fiscal 2013 to fiscal 2014, gross profit increased by $15.3 million, whereas the gross profit margin decreased from 30.3% to 29.8%. The increase in gross profit dollars was largely because of revenue growth. The lower gross profit margin was primarily due to changes in product mix towards the lower-margin consumer products market and an increase in the accrual for excess inventories.

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

Research, Development and Engineering.

Research, development and engineering, or R&D, expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, from fiscal 2013 to fiscal 2014, R&D expenses decreased from 10.0% to 9.2% as a result of the increase in net revenues. Expressed in dollars, our R&D expenses increased by $2.9 million mainly due to an increased product development effort and a license fee. From fiscal 2012 to fiscal 2013, R&D expenses decreased by $825,000 and increased from 7.8% to 10.0% as a percentage of net revenues. The decrease in R&D expenses was primarily due to reduced outside testing and service activities and the increase in percentage primarily resulted from reduced net revenues.

Selling, General and Administrative.

In fiscal 2014 as compared to fiscal 2013, SG&A expenses increased by $2.7 million and decreased from 14.0% to 12.5% as a percentage of net revenues. The increase in SG&A expenses was principally due to higher commission expenses consistent with increased revenues and additional professional and consulting expenses relating to the Acquired MCU Business, offset by reduced share-based compensation; whereas the decrease in the percentage primarily resulted from increased revenues. In fiscal 2013, as compared to fiscal 2012, SG&A expenses decreased by $2.8 million and increased from 11.4% to 14.0% as a percentage of net revenues. The decrease in SG&A expenses was principally due to lower commission expenses and reduced stock compensation expenses, while the percentage increased due to the reduction in revenues.

Amortization of Acquisition-Related Intangible Assets.

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For fiscal 2014, 2013 and 2012, amortization expenses on acquisition-related intangible assets were $10.5 million, $2.2 million and $2.5 million, respectively. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

Impairment Charges.

In fiscal 2012, we performed an assessment of the impairment of goodwill at the reporting unit level that considered current economic conditions and trends, estimated future operating results and anticipated future economic conditions. We concluded that the goodwill was completely impaired. Consequently, we wrote off all of the outstanding goodwill and recorded an impairment charge of $6.4 million.

See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding impairment testing.

Other Income (Expense).

In fiscal 2014, interest expense, net was $1.4 million as compared to $604,000 in fiscal 2013 and $762,000 in fiscal 2012. The increase in interest expense, net from fiscal 2013 to fiscal 2014 was due to the accrual of interest on the installment payments for the Acquired MCU Business. The decrease in interest expense, net from fiscal 2012 to fiscal 2013 primarily resulted from reduced capital lease and note payable expense. See Note 8, “Borrowing and Deferred Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the arrangement.

In fiscal 2014, other expense, net was $1.9 million as compared to other expense, net of $41,000 in fiscal 2013 and other income, net of $1.9 million in fiscal 2012, respectively. The other expense, net in fiscal 2014 mainly consisted of losses associated with changes in exchange rates for foreign currency transactions of $2.4 million, offset by income from investments. The other expense, net in fiscal 2013 included primarily a $1.3 million other than temporary write-down of our investments in marketable equity securities, offset by smaller gains associated with changes in exchange rates for foreign currency transactions and income from investments. The other income, net in fiscal 2012 was primarily due to gains associated with changes in exchange rates for foreign currency transactions.

Provision for Income Taxes.

In fiscal 2014, the provision for income taxes reflected an effective tax rate of 55% as compared to 48% in fiscal 2013 and 25% in fiscal 2012. The fiscal 2014 tax rate was affected by a loss recognized in a lower tax rate jurisdiction and certain discrete items. The loss recognized in the lower tax jurisdiction was primarily due to amortization expenses resulting from the acquisition of the Acquired MCU Business. The fiscal 2013 tax rate reflected increases in valuation allowances applied against foreign deferred tax assets due to non-benefitted losses in certain tax jurisdictions where statutory tax rates are lower than in the countries where our principal operations occur. The fiscal 2012 tax rate reflected the release of valuation allowances that had been applied against foreign deferred tax assets, principally consisting of certain foreign net operating loss carryforwards, as well as the release of other tax reserves. See Note 17, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding provision for income taxes.

Liquidity and Capital Resources

At March 31, 2014, cash and cash equivalents were $98.4 million as compared to $107.1 million at March 31, 2013 and $98.6 million at March 31, 2012. Over the past three fiscal years, the cash generated by our operations has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2014 was $19.3 million as compared to $31.6 million in fiscal 2013 and $44.4 million in fiscal 2012. For fiscal 2014 as compared to fiscal 2013, the decrease in cash provided by operating activities of $12.3 million was primarily due to a decrease of $13.6 million in net changes in operating assets and liabilities, offset by an increase of $1.3 million in net income and total adjustments to reconcile net income.

Changes in assets and liabilities for fiscal 2014 compared to fiscal 2013 included the following: Accounts receivables increased due to the timing of revenues, inventory purchases increased to meet our production plans and prepaid and other current assets increased because of the timing of tax refunds. These were offset by accrued expenses and other liabilities, which increased in large part as a result of changes in income tax accruals.

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

We used $27.1 million in net cash for investing activities during fiscal 2014, as compared to $11.1 million in fiscal 2013 and $12.4 million in fiscal 2012. In fiscal 2014, we made a payment of $20.0 million for the Acquired MCU Business. In fiscal 2014, 2013 and 2012, we spent $7.6 million, $7.2 million and $11.8 million on capital expenditures, respectively. Over the past three fiscal years, the capital expenditures were principally for equipment required to maintain or increase our production capacity. In addition, in fiscal 2013, we spent $4.5 million on the purchase of investments.

For fiscal 2014, net cash used in financing activities was $3.3 million, as compared to net cash used in financing activities of $10.9 million in fiscal 2013 and net cash used in financing activities of $7.7 million in fiscal 2012. In fiscal 2014, we used $3.7 million for payments of cash dividends to stockholders, $2.6 million for principal repayments on capital lease obligations, $1.0 million for repayments of loans and $602,000 to purchase treasury stock, offset by proceeds from employee equity plans of $4.4 million.

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

At March 31, 2014, capital lease obligations, loans payable and remaining installment payments totaled $54.8 million. This represented 55.7% of our cash and cash equivalents and 20.3% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

We are obligated on a €4.2 million, or $5.7 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, which is dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $230,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2014, we had complied with the financial covenants. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2014, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2014, we complied with all of these financial covenants. See Note 8, “Borrowing and Deferred Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of our credit arrangements.

In fiscal 2014 and 2013, we paid $3.7 million and $1.9 million in dividends, respectively, through a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the deferred payments of the acquisition through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility. See Note 8, “Borrowing and Deferred Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the installment payments.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2014 was $15.5 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2014, we had $98.4 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2014. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2014 to make future payments under contracts are set forth below (in thousands):

Contractual Obligations(1)(2)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)	$51,640	$31,809	$16,852	$1,834	$1,145
Capital lease obligations(4)	3,278	2,547	731	—	—
Operating lease obligations	5,964	1,268	1,560	1,294	1,842
Other purchase obligations(5)	31,480	29,455	2,025	—	—

Total	$92,362	$65,079	$21,168	$3,128	$2,987

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plans” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to some of our uncertain tax positions. Therefore, $7.0 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 8 “Borrowing and Deferred Payment Arrangements” for more details.

(4)	Includes anticipated interest payments. The capital lease obligations of $3.3 million include interest payments totaling $87,000.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2014, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2014 would have had the effect of reducing our net income by an amount less than $1.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a €4.2 million, or approximately $5.7 million, loan taken by IXYS Semiconductor GmbH, a German subsidiary of IXYS, from IKB Deutsche Industriebank, which has a remaining term of about 6 years.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate as of March 31, 2014 was 2.69%.

In addition, we have interest rate risk from a $50.0 million revolving line of credit with BOTW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on November 30, 2015. At March 31, 2014, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2014 was 1.95%.

Revenues from our foreign subsidiaries were approximately 49.8% of total revenues in fiscal 2014. To the extent not U.S. dollar denominated, these revenues are primarily denominated in Euros and British pounds. Our risk to foreign currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Most of our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2014 by less than $2.5 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) — issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2014 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Francisco, California

June 13, 2014

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,438	$107,116
Restricted cash	337	314
Accounts receivable, net of allowances of $3,013 at March 31, 2014 and $2,656 at March 31, 2013	45,707	37,752
Inventories	93,028	83,829
Prepaid expenses and other current assets	9,520	7,328
Deferred income taxes	7,975	7,167

Total current assets	255,005	243,506
Property, plant and equipment, net	50,569	51,995
Intangible assets, net	16,347	2,893
Goodwill	25,164	—
Deferred income taxes	24,316	24,847
Other assets	11,781	10,235

Total assets	$383,182	$333,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,468	$2,458
Current portion of loans payable	1,028	15,956
Accounts payable	15,684	12,822
Accrued expenses and other current liabilities	50,166	16,992

Total current liabilities	69,346	48,228
Other long term liabilities	7,105	6,877
Capitalized lease obligations, net of current portion	723	2,974
Long term loans, net of current portion	19,831	5,459
Pension liabilities	15,545	16,330

Total liabilities	112,550	79,868

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,016,909 issued and 31,353,819 outstanding at March 31, 2014 and 37,921,213 issued and 30,885,354 outstanding at March 31, 2013	380	379
Additional paid-in capital	206,290	202,598
Treasury stock, at cost: 6,663,090 common shares at March 31, 2014 and 7,035,859 common shares at March 31, 2013	(58,782)	(61,994)
Retained earnings	117,715	115,718
Accumulated other comprehensive income (loss)	5,029	(3,093)

Total stockholders’ equity	270,632	253,608

Total liabilities and stockholders’ equity	$383,182	$333,476

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share data)
Net revenues	$336,330	$280,014	$368,004
Cost of goods sold	236,120	195,134	248,760

Gross profit	100,210	84,880	119,244

Operating expenses:
Research, development and engineering	30,884	28,022	28,847
Selling, general and administrative	41,983	39,287	42,063
Amortization of acquisition-related intangible assets	10,521	2,244	2,524
Impairment charges	—	—	6,448

Total operating expenses	83,388	69,553	79,882

Operating income	16,822	15,327	39,362
Other income (expense):
Interest income	157	334	367
Interest expense	(1,579)	(938)	(1,129)
Other income (expense), net	(1,941)	(41)	1,941

Income before income tax provision	13,459	14,682	40,541
Provision for income tax	(7,413)	(7,034)	(10,235)

Net income	$6,046	$7,648	$30,306

Net income per share
Basic	$0.19	$0.25	$0.97

Diluted	$0.19	$0.24	$0.93

Cash dividends per common share	$0.12	$0.06	$—

Weighted average shares used in per share calculation
Basic	31,146	31,025	31,344

Diluted	31,916	31,695	32,496

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Net income	$6,046	$7,648	$30,306
Foreign currency translation adjustments	7,553	(3,490)	(4,249)
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax expenses (benefits) of $196 in 2014, $(363) in 2013 and $(13) in 2012	361	(672)	(23)
Reclassification adjustment for net losses (gains) realized in net income, net of tax benefits (expenses) of $(52) in 2014, $431 in 2013 and $(17) in 2012	(96)	800	(32)

Net changes in market value of investments	265	128	(55)

Changes in accumulated net actuarial income (loss):
Changes in accumulated net actuarial income (loss), net of tax expenses (benefits) of $8 in 2014, $(449) in 2013 and $(431) in 2012	89	(1,957)	(1,423)
Reclassification adjustment for net losses realized in net income, net of tax benefits of $21 in 2014, $31 in 2013 and $16 in 2012	215	136	54

Net changes in defined benefit plan accumulated net actuarial income (loss)	304	(1,821)	(1,369)

Total comprehensive income	$14,168	$2,465	$24,633

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2011	37,353	$191,179	5,900	$(49,667)	$79,954	$7,763	$229,229
Net income					30,306		30,306
Other comprehensive loss						(5,673)	(5,673)
Stock-based compensation		3,779					3,779
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	453	3,703					3,703
Purchase of treasury stock			628	(7,576)			(7,576)
Re-issuance of treasury stock under stock compensation plans			(46)	405	(66)		339

Balances, March 31, 2012	37,806	198,661	6,482	(56,838)	110,194	2,090	254,107
Net income					7,648		7,648
Other comprehensive loss						(5,183)	(5,183)
Stock-based compensation		3,451					3,451
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	115	865					865
Purchase of treasury stock			707	(6,505)			(6,505)
Re-issuance of treasury stock under stock compensation plans			(153)	1,349	(270)		1,079
Payment of dividend to stockholders					(1,854)		(1,854)

Balances, March 31, 2013	37,921	202,977	7,036	(61,994)	115,718	(3,093)	253,608
Net income					6,046		6,046
Other comprehensive income						8,122	8,122
Stock-based compensation		2,785					2,785
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	96	908					908
Purchase of treasury stock			60	(602)			(602)
Re-issuance of treasury stock under stock compensation plans			(433)	3,814	(305)		3,509
Payment of dividend to stockholders					(3,744)		(3,744)

Balances, March 31, 2014	38,017	$206,670	6,663	$(58,782)	$117,715	$5,029	$270,632

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$6,046	$7,648	$30,306
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	21,274	12,492	13,467
Provision for receivable allowances	8,563	10,064	8,524
Write-down of goodwill and other intangibles	—	—	6,448
Write-down of marketable equity securities	7	1,342	—
Net change in inventory provision	1,724	1,295	1,322
Stock-based compensation	2,785	3,451	3,779
Deferred income taxes	(551)	2,495	1,696
Tax impacts due to employee equity incentive plans	(152)	38	(663)
Loss on disposal of plant and equipment	—	—	71
Gain on investments	(542)	(362)	(217)
Other non-cash items, net	854	220	(1,212)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(14,755)	(487)	(2,795)
Inventories	(6,296)	(839)	(13,420)
Prepaid expenses and other current assets	(5,518)	(3,878)	2,842
Other assets	(968)	832	540
Accounts payable	2,067	(1,304)	(2,006)
Accrued expenses and other liabilities	5,698	(744)	(3,634)
Pension liabilities	(907)	(626)	(602)

Net cash provided by operating activities	19,329	31,637	44,446

Cash flows from investing activities:
Change in restricted cash	(23)	195	84
Purchase of businesses, net of deferred payments	(20,000)	—	—
Purchases of investments	—	(4,538)	(1,048)
Purchases of plant and equipment	(7,623)	(7,192)	(11,842)
Proceeds from sale of investments	512	453	431

Net cash used in investing activities	(27,134)	(11,082)	(12,375)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,570)	(2,774)	(3,222)
Repayments of loans and notes payable	(1,000)	(1,667)	(1,374)
Proceeds from loans	—	—	423
Tax impacts due to employee equity incentive plans	152	(38)	663
Purchases of treasury stock	(602)	(6,505)	(7,576)
Payments of cash dividends to stockholders	(3,744)	(1,854)	—
Proceeds from employee equity plans	4,420	1,982	3,379

Net cash used in financing activities	(3,344)	(10,856)	(7,707)

Effect of exchange rate fluctuations on cash and cash equivalents	2,471	(1,187)	(1,166)

Net increase (decrease) in cash and cash equivalents	(8,678)	8,512	23,198
Cash and cash equivalents at beginning of the year	107,116	98,604	75,406

Cash and cash equivalents at end of the year	$98,438	$107,116	$98,604

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$801	$897	$1,129
Cash paid during the period for income taxes	$4,760	$126	$11,329
Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired under capital leases and loans	$—	$—	$5,764

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal-oxide-silicon field-effect transistors, or Power MOSFETs, insulated-gate bipolar transistors, or IGBTs, thyristors and rectifiers, including fast-recovery epitaxial diodes, or FREDs. Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and 8-bit microcontrollers. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes know as stacks, that are principally based on our high power semiconductor devices.

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

Foreign Currency Translation and Transaction

The local currency is considered to be the functional currency of some of our wholly-owned international subsidiaries. IXYS Semiconductor GmbH, or IXYS GmbH, and IXYS Semiconductor BV, or IXYS BV, utilize the Euro as their functional currency, while IXYS UK Westcode Limited, or IXYS UK, utilizes the British pound sterling as its functional currency. For such subsidiaries, the assets and liabilities are translated at the exchange rate in effect at year-end and the revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of these accounts of these subsidiaries into U.S. dollars are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income or expense.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from our estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, deferred income taxes and related valuation allowances, allocation of purchase price in business combinations and asset impairment analysis.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customer with sale terms Ex-Works, or EXW, or when product is delivered to the customer with sale terms Delivered Duty Paid, or DDP.

We sell to distributors and original equipment manufacturers. Approximately 56.8% of our revenues in fiscal 2014 were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2014, 2013 and 2012, approximately $1.5 million, $2.4 million and $2.1 million, respectively, of products were returned to us under the program. We establish the stock rotation allowance immediately upon sales except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2014 (in thousands):

Balance March 31, 2011	$1,400
Additions	5,858
Deductions	(6,157)

Balance March 31, 2012	1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	$1,071

We state our revenues net of any taxes collected from customers that are required to be remitted to the various government agencies. The amount of taxes collected from customers and payable to government is included under “Accrued expenses and other liabilities.” Shipping and handling costs are included in cost of sales.

Trade accounts receivable and allowance for doubtful accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. The allowance for doubtful accounts is reviewed quarterly. Past due balances and other specified accounts as necessary are reviewed individually. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a “selling, general and administrative expense” in the statement of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in commercial paper and money market accounts at banks.

Restricted Cash

Restricted cash balances at March 31, 2014 and March 31, 2013 were $337,000 and $314,000, respectively. The restricted cash balances constitute funds segregated for pension payments in Germany.

Inventories

Inventories are recorded at the lower of a currently adjusted standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, inventory is, therefore, valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. The authoritative guidance provided by Financial Accounting Standards Board, or FASB, requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. We review our standard costs on an as-needed basis, but in any event at least once a year, and update them as appropriate to approximate actual costs.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2011	$29,436
Utilization or sale	(2,543)
Scrap	(2,313)
Additional accrual	3,921
Foreign currency translation adjustments	(363)

Balance at March 31, 2012	28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional accrual	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional accrual	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	$24,304

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2014 and 2013, our lower of cost or market reserves were $474,000 and $670,000, respectively.

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

The authoritative guidance provided by FASB requires evaluating the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then impairment loss is recognized by reducing the carrying amount of the long-lived asset group on a pro-rata basis using the relative carrying amounts of those assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows affect the outcome of these impairment tests.

On June 10, 2005, IXYS Semiconductor GmbH, or IXYS GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and expected to be paid in full by June 30, 2020. See Note 8, “Borrowing and Deferred Payment Arrangements” for more details.

Treasury Stock

We account for treasury stock using the cost method. Cost includes fees charged in connection with acquiring treasury stock.

Other Assets

Other assets include marketable equity securities classified as available-for-sale and long term equity investments accounted under the equity method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other income (expense).

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. These investments are accounted for using the equity method. In fiscal 2014, we recognized income of $115,000 on our investment in Powersem and $188,000 on our investment in EB Tech Ltd. In fiscal 2013, we recognized income of $107,000 and $124,000 on each of these investments, respectively. In fiscal 2012, we recognized income of $461,000 and $190,000 on each of these investments, respectively.

Refer to Note 5, “Other Assets” and Note 13, “Related Party Transactions” for further information regarding the investment balances and the related transactions of those long term equity investments.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method or accelerated method over their estimated useful lives and evaluated for impairment in accordance with the authoritative guidance provided by FASB.

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. We have one reporting unit that has goodwill allocated to it.

We use the income approach, based on estimated future cash flows, to perform the quantitative goodwill impairment test when and if required. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. By their nature, these assumptions would not reflect unanticipated events and circumstances that may occur. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, computations using this method are classified as Level 3 in the fair value hierarchy.

We assess the recoverability of the finite-lived intangible assets by examining the occurrences of certain events or changes of circumstances that indicate that the carrying amounts may not be recoverable. After our initial assessment, if it is necessary, we perform the impairment test by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

See Note 7, “Goodwill and Intangible Assets” for further discussion of impairment analysis of goodwill and related charges recorded.

Derivative Financial Instruments

Although the majority of our transactions are in U.S. dollars, we enter into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with our operations. From time to time, we purchase short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. We did not have any open foreign exchange forward and option contracts at March 31, 2014. We have entered into an interest rate swap to manage our variable interest rate exposure on the borrowing from IKB Deutsche Industriebank.

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and other income (expense), net. See Note 4, “Fair Value” and Note 8, “Borrowing and Deferred Payment Arrangements” for further information on the borrowing from IKB Deutsche Industriebank.

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

Advertising Expense

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2014, 2013 and 2012 was $631,000, $649,000 and $655,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2014 and 2013.

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

Net Income (Loss) per Share

Basic net income (loss) available per common share is computed using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. See Note 12, “Computation of Earnings per Share.”

Accumulated Other Comprehensive Income

Accumulated other comprehensive income or loss represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available-for-sale” and minimum pension liability, net of tax. See Note 11, “Accumulated Other Comprehensive Income (Loss).”

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, in fiscal 2014 we manufactured approximately 56.4% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We relied on third party suppliers to provide the remaining 43.6%. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

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

Employees Covered by Collective Bargaining Arrangements

Approximately 52.6% and 96.9% of our employees in the United Kingdom and Germany, respectively, are covered by collective bargaining arrangements.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk comprise principally cash and cash equivalents and trade accounts receivable. We invest our excess cash in accordance with our investment policy that has been approved by the Board of Directors and is reviewed periodically by management to minimize credit risk. Regarding cash and cash equivalents, the policy authorizes the investment of excess cash in deposit accounts, certificates of deposit, bankers’ acceptances, commercial paper rated AA or better and other money market accounts and instruments of similar liquidity and credit quality.

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

In fiscal 2014, 2013, and 2012, one distributor accounted for 10.8%, 10.3% and 11.3% of our net revenues, respectively; in fiscal 2013 and 2012, another distributor accounted for 13.2% and 11.1% of our net revenues, respectively.

We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with the policies approved by our Board of Directors.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting Changes and Recent Accounting Pronouncements

In December 2011, FASB issued authoritative guidance on disclosure about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for us in the fiscal year that began on April 1, 2013 and did not have significant impact on our financial statements and disclosures.

In July 2012, FASB issued authoritative guidance on testing indefinite-lived intangible assets for impairment. Under the amendments in this guidance, an entity has the option to assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying value. The amendments are effective for us in the fiscal year that began on April 1, 2013 and did not have any impact on our financial statements and disclosures since we do not have any indefinite-lived intangible assets; however, the amendments may affect us in the future if we acquire indefinite-lived intangible assets.

In February 2013, FASB issued authoritative guidance on reporting of amounts reclassified out of accumulated other comprehensive income. In addition to the current requirements for reporting net income or other comprehensive income in financial statements, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for us in the fiscal year that began on April 1, 2013 and did not have a material impact on our financial statements.

In July 2013, FASB issued authoritative guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset in the case of a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent such a carryforward or loss is not available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position or the deferred tax asset will not be used for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The guidance becomes effective for us in the fiscal year that begins on April 1, 2014, with early adoption permitted. We do not expect the guidance to have a material impact on our financial statements.

In April 2014, FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: the component of an entity or group of components of an entity meets the criteria to be classified as held for sale,

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the component of an entity or group or components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements.

In May 2014, FASB issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early adoption is prohibited. Different transition methods are available — full retrospective method, retrospective with certain practical expedients, and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our financial statements.

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

The aggregate purchase price for the acquired assets is $50.0 million. The closing payment was $20.0 million and we are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments and interest are included in “Accrued expenses and other current liabilities” on our audited consolidated balance sheets.

As of March 31, 2014, we have incurred $403,000 in legal and consulting costs related to the acquisition. The costs incurred have been fully expensed and are included in “Selling, general and administrative” expenses, or SG&A expenses, on our audited consolidated statements of operations.

The following table summarizes the fair values of the assets acquired at the acquisition date (in thousands):

Purchase Price Allocation
Inventories	$800
Property, plant and equipment	36
Identifiable intangible assets	24,000

Total identifiable net assets	24,836
Goodwill	25,164

Total purchase price	$50,000

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog and a noncompetition agreement. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, noncompetition agreement, contract backlog and customer relationships. The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of the Acquired MCU Business. The goodwill is not deductible for tax purposes.

The Acquired MCU Business contributed revenues of $36.1 million in our audited consolidated statements of operations for fiscal year 2014. As the Acquired MCU Business is fully integrated within our existing operations we are not able to calculate and report the net income contribution specific to the Acquired MCU Business.

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

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for fiscal year 2014 includes the historical results of IXYS Corporation for the twelve months ended March 31, 2014 and the historical results of the Acquired MCU Business for the three months ended March 31, 2013; the financial information for fiscal year 2013 includes the historical results of IXYS Corporation for the twelve months ended March 31, 2013 and the historical results of the Acquired MCU Business for the twelve months ended December 31, 2012 (in thousands, except per share data):

	Years Ended March 31
	2014	2013
	(unaudited)
Pro forma net revenues	$360,228	$369,086

Pro forma net income	$15,364	$18,189

Pro forma net income per share (basic)	$0.49	$0.59

Pro forma net income per share (diluted)	$0.48	$0.57

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2014 and 2013 (in thousands):

	March 31, 2014(1)			March 31, 2013(1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
Description		Level 1	Level 2		Level 1	Level 2
Money market funds(2)	$59,706	$59,706	$—	$67,959	$67,959	$—
Marketable equity securities(3)	4,158	4,158	—	4,116	4,116	—
Auction rate preferred securities(3)	350	—	350	350	—	350
Derivative liabilities(4)	(112)	—	(112)	(198)	—	(198)

Total	$64,102	$63,864	$238	$72,227	$72,075	$152

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our consolidated balance sheets.

(3)	Included in “Other assets” on our consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.

From time to time, we use derivative instruments to manage exposures to changes in interest rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 8, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance is categorized as Level 2 for fair value measurement in accordance with the

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative guidance provided by FASB and was recorded at full par value on the consolidated balance sheets as of March 31, 2014 and 2013. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $51.6 million and $21.4 million at March 31, 2014 and March 31, 2013, respectively. Our indebted for borrowed money, which primarily consists of loans from banks, and our installment payment obligations, which consist of the deferred payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement. See Note 9, “Pension Plans” for a discussion of pension liabilities.

5.    Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2014	2013
Marketable equity securities	$4,158	$4,116
Auction rate preferred securities	350	350
Equity method investments	5,921	5,449
Other items	1,352	320

Total	$11,781	$10,235

In fiscal 2014 and 2013, based on evaluation of available evidence we concluded that certain marketable equity securities had impairment other than temporary. As a result, we realized an impairment loss totaling $7,000 and $1.3 million in each fiscal year, respectively. Available-for-sale investment securities have been stated at their fair value as of March 31, 2014 and include an unrealized gain, net of taxes, of $325,000 at March 31, 2014, and an unrealized gain, net of taxes, of $60,000 at March 31, 2013.

Available-for-sale investments as of March 31, 2014 and 2013 were as follows (in thousands):

	Fiscal Year 2014				Fiscal Year 2013
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$3,658	$509	$(9)	$4,158	$4,024	$109	$(17)	$4,116
Auction rate preferred securities	$350	$—	$—	$350	$350	$—	$—	$350

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2014 and March 31, 2013, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2014	$—	$—	$9	$307	$9	$307
March 31, 2013	$9	$27	$8	$263	$17	$290

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2014 and March 31, 2013.

During fiscal 2014, we recognized a gain of $155,000 on the sale of available-for-sale investment securities. In respect of those securities, there was an unrealized gain of $88,000 included in accumulated other comprehensive income as of March 31, 2013.

Our equity method investments constitute investments accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

6.    Balance Sheet Details

Allowances Movement (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2014	$2,656	$8,563	$(8,255)	$49	$3,013
Year ended March 31, 2013	$2,473	$10,064	$(9,851)	$(30)	$2,656
Year ended March 31, 2012	$3,478	$8,524	$(9,492)	$(37)	$2,473

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2014	2013
Raw materials	$19,957	$17,349
Work in process	44,165	41,036
Finished goods	28,906	25,444

Total	$93,028	$83,829

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2014	2013
Property and plant (useful life of 24 years to 50 years)	$34,271	$33,996
Equipment owned (useful life of 1 to 14 years)	107,378	97,104
Equipment capital leases (useful life of 4 years)	41,931	40,010
Leasehold improvements (useful life of up to 8 years)	1,253	917

	184,833	172,027
Accumulated depreciation	(134,264)	(120,032)

	$50,569	$51,995

Depreciation expense for fiscal years ended March 31, 2014, 2013 and 2012 amounted to $10.7 million, $10.2 million and $10.9 million, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2014	2013
Uninvoiced goods and services	$9,098	$8,204
Compensation and benefits	6,880	5,950
Short-term installment payment obligations	30,781	—
Commission, royalties and other	3,407	2,838

Total	$50,166	$16,992

7.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our Acquired MCU Business. The acquisition was completed in June 2013 and resulted in goodwill of $25.2 million. The goodwill was evaluated based on the factors affecting the business and management concluded that there was no impairment of goodwill at the end of fiscal 2014.

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

The changes in the carrying amount of goodwill for the years ended March 31, 2014 and 2013 are as follows (in thousands):

	March 31,
	2014	2013
Goodwill	$13,192	$13,192
Accumulated impairment losses	(13,192)	(13,192)

Net goodwill at beginning of period	—	—
Goodwill acquired in acquisition	25,164	—

Net goodwill at end of period	$25,164	$—

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2014 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$4,984	$11,320
Customer relationships	13,020	8,695	4,325
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	906	702

Total identifiable intangible assets	$38,087	$21,740	$16,347

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified intangible assets consisted of the following as of March 31, 2013 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$4,800	$2,458	$2,342
Customer relationships	6,100	6,100	—
Contract backlog	2,000	2,000	—
Other intangible assets	1,187	636	551

Total identifiable intangible assets	$14,087	$11,194	$2,893

In fiscal 2014, we reviewed our intangible assets associated with the acquisition of Acquired MCU Business and Zilog and concluded that they were not impaired. In fiscal 2013, we reviewed our intangible assets associated with the Zilog acquisition and concluded that they were not impaired.

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of the Acquired MCU Business and Zilog. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

	Acquisition Date Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
Acquired MCU Business
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Trade name	421	Straight-line	60

Total for Acquired MCU Business	$24,000

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

The amortization of intangible assets is expected to be approximately $6.0 million, $4.7 million, $2.7 million, $2.4 million and $596,000 in fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

8.    Borrowing and Deferred Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2014, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2014 was 1.95%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2014, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 18, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at March 31, 2014 was €4.2 million, or $5.7 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate as of March 31, 2014 was 2.69%. The swap is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $230,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At March 31, 2014, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

Acquired MCU Business Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each to Samsung Electronics Co, Ltd. that relate to the Acquired MCU Business. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The above deferred payments and interest accruals are included in “Accrued expenses and other current liabilities” on our consolidated balance sheets. The effective interest rate of the deferred payments as of March 31, 2014 was 3.42%.

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2014 were as follows (in thousands):

Fiscal Year Payable	Amount
2015	$31,809
2016	15,935
2017	917
2018	917
2019	917
Thereafter	1,145

Total	51,640
Less: current portion	31,809

Long term portion	$19,831

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

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2014	2013	2012
Service cost	$108	$96	$84
Interest cost on projected benefit obligation	1,886	1,890	2,049
Expected return on plan assets	(1,685)	(1,517)	(1,713)
Recognized actuarial loss	236	167	70

Net periodic pension expense	$545	$636	$490

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2014	2013
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$41,459	$37,872
Service cost	108	96
Interest cost	1,886	1,890
Actuarial (gain) loss	(636)	4,984
Benefits paid	(1,498)	(1,675)
Foreign currency adjustment	3,239	(1,708)

Projected benefit obligation at year end	$44,558	$41,459

Change in plan assets
Fair value of plan assets at the beginning of the year	$25,129	$22,871
Actual return on plan assets	1,711	3,733
Employer contribution	1,022	902
Benefits paid from assets	(1,030)	(1,305)
Foreign currency adjustment	2,181	(1,072)

Plan assets at fair value at year end	$29,013	$25,129

Unfunded status of the plan at year end	$(15,545)	$(16,330)

Pension liability recognized on the balance sheet due after one year	$15,545	$16,330
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$44,558	$41,459
Accumulated benefit obligation at year end	$43,910	$40,696
Plan assets at fair value at year end	$29,013	$25,129
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss, before tax	$(7,743)	$(8,076)

Amount recognized as component of stockholders’ equity — pretax	$(7,743)	$(8,076)

Accumulated benefit obligation at year end	$43,910	$40,696

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

Year End March 31,
	2014	2013
Discount rate	3.4-4.8%	4.0-4.7%
Expected long term rate of return on assets	6.8-7.0%	6.4-7.0%
Salary scale	1.5-6.0%	1.5-6.0%

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of March 31, 2014 and 2013, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	March 31, 2014				March 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$1,523	$—	$—	$1,523	$669	$—	$—	$669
Currency contracts	—	(4)	—	(4)	—	(15)	—	(15)
Equity	20,946	439	2	21,387	18,411	3	6	18,420
Fixed interest	749	5,323	1	6,073	1,479	4,525	2	6,006
Mortgage backed securities	—	15	—	15	—	11	—	11
Swaps and other	1	18	—	19	2	37	(1)	38

Total	$23,219	$5,791	$3	$29,013	$20,561	$4,561	$7	$25,129

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2015 includes amortization of actuarial loss of $68,000. Approximately 80% of the accrued pension liability relates to the German plan and 20% to the United Kingdom plan. The accrued pension liability related to the Philippine plan is immaterial.

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Investments. The plan assets do not include our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. At March 31, 2014, approximately 80% of the assets of the United Kingdom fund were invested in equity securities while 20% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. The target allocation of the United Kingdom plan assets that we control is 75% equity securities and 25% fixed income instruments. This objective has not been achieved due to the relative investment return of the two asset classes.

The German plan was held by a separate legal entity. As of March 31, 2014, the German defined benefit plan was completely unfunded.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. At March 31, 2014, approximately 66% of the assets of the fund were invested in fixed income securities, 27% in equity securities and 7% in cash. The target allocation for the Philippine fund was 75% to fixed income securities, 20% to equities and 5% to cash and cash equivalents.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to make contributions to the plans of approximately $1.1 million in the fiscal year ending March 31, 2015. This contribution is primary contractual.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2015	$1,576
March 31, 2016	1,672
March 31, 2017	1,864
March 31, 2018	1,872
March 31, 2019	2,018
Five fiscal years ended March 31, 2024	10,764

Total benefit payments for the ten fiscal years ended March 31, 2024	$19,766

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

Stock Awards

Stock awards, denominated restricted stock under the 2009 Plan and the 2011 Plan, may be granted to any employee, director or consultant under the Plans. Pursuant to a stock award, we will issue shares of common stock. Shares that are subject to the restriction will be released from restriction if certain requirements, including continued performance of services, are met.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Zilog 2004 Omnibus Stock Incentive Plan

The Zilog 2004 Omnibus Stock Incentive Plan, or the Zilog 2004 Plan, was approved by the stockholders of Zilog in 2004, and was amended and approved by the stockholders of Zilog in 2007. In connection with the acquisition of Zilog, our Board of Directors approved assumption of the Zilog 2004 Plan. Employees of Zilog and persons first employed by our company after the closing of the acquisition of Zilog were eligible to receive grants under the Zilog 2004 Plan. Under the 2004 Plan, non-statutory stock options were granted. At the time of the assumption of the Zilog 2004 Plan by our company, up to 652,963 shares of our common stock were available for grant under the plan.

In general, the options and shares granted pursuant to the Zilog 2004 Plan are exercisable at such time or times, and subject to such terms and conditions (including the vesting schedule, period of exercisability and expiration date) as the plan administrator, generally the Compensation Committee of our Board of Directors, determined in the applicable option agreement. The exercise price per share, payable upon the exercise of an option, was established by such administrator at the time of the grant and is not less than the par value per share of common stock on the date of the grant and, in the case of an incentive stock option, generally is not less than 100% of the fair market value per share on the date of grant. The Zilog 2004 Plan expired in February 2014 and no additional grants may be made thereunder.

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved 500,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. On July 31, 2007 and July 9, 2010, the Board of Directors amended the Purchase Plan and on each occasion reserved an additional 350,000 shares of common stock for issuance under the Purchase Plan. During the year ended March 31, 2014, there were 98,865 shares purchased under the Purchase Plan, leaving approximately 87,490 shares available for purchase under the plan in the future.

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

The following table summarizes the effects of share-based compensation expenses recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands):

	Year Ended March 31,
Statement of Operations Classifications	2014	2013	2012
Cost of goods sold	$457	$398	$376
Research, development and engineering	978	1,030	917
Selling, general and administrative	1,350	2,023	2,486

Stock-based compensation effect on income before taxes	2,785	3,451	3,779
Benefit from income taxes	1,071	1,287	1,375

Net stock-based compensation effects on net income	$1,714	$2,164	$2,404

As of March 31, 2014, there were $6.0 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2014, 2013 and 2012, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Weighted average estimated per share fair value of grant	$5.31	$5.26	$6.42	$2.75	$3.22	$3.14
Risk-free interest rate	1.8%	1.1%	1.3%	0.1%	0.2%	0.2%
Expected term in years	6.05	6.34	5.85	0.50	0.50	0.50
Volatility	54.9%	55.3%	55.7%	37.0%	46.4%	51.6%
Dividend yield(1)	1.0%	0%	0%	0%	0%	0%

(1)	Prior to October 1, 2013, the fair value of our equity awards was based on 0% dividend yield.

We estimate the expected term of options granted based on the historical average period over which the options are exercised by employees. We estimate the volatility of our common stock based on historical volatility measures. We base the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Any dividend is at the discretion of the Board of Directors and may be paid or not in its determination. Beginning with the quarter ended December 31, 2012, we declared a quarterly dividend of $0.03 per share. Historically, we used an expected dividend yield of zero in the option valuation model because of uncertainty and the absence of a long-term record of dividend distributions. During the quarter ended December 31, 2013, we started using a dividend yield. We estimate the dividend yield based on the historical trend and our expectation of future dividends. Dividend yield is calculated based on the annualized cash dividends per share declared during the quarter and the closing stock price on the date of grant. In the case of the Purchase Plan, the dividend yield calculation will first be effective on June 1, 2014, the next expected grant date. We are required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We recognize the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2014.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock compensation activity under our equity incentive plans for fiscal 2014, 2013 and 2012 is summarized below:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share
		Number of Shares(1)	Intrinsic Value(2)
			(000)
Balances, March 31, 2011(3)	1,102,786	5,199,768	$23,505	$9.03
New shares authorized(4)	600,000	—
Options granted	(966,000)	966,000		$12.37
Options exercised	—	(478,264)	$2,862	$7.35
Options cancelled	11,250	(164,500)		$8.30
Options expired	—	(51,000)		$12.61

Balances, March 31, 2012	748,036	5,472,004	$19,532	$9.75
Plan authorization expired	(589)	—
Options granted	(455,000)	455,000		$9.93
Options exercised	—	(153,131)	$443	$7.03
Options cancelled	7,500	(67,425)		$8.34
Options expired	—	(378,975)		$7.31

Balances, March 31, 2013	299,947	5,327,473	$4,273	$10.04
New shares authorized(5)	2,000,000	—
Plan authorization expired	(47,963)	—
Options granted	(515,000)	515,000		$10.63
Options exercised	—	(572,338)	$1,695	$8.72
Options cancelled	24,000	(34,000)		$11.42
Options expired	17,500	(34,500)		$12.62

Balances, March 31, 2014	1,778,484	5,201,635	$8,658	$10.22

(1)	The number of stock options exercised includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $11.35 per share, the closing price of our stock on March 31, 2014 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(3)	Reflects the issuance of 151,766 restricted stock units prior to March 31, 2011.

(4)	On September 16, 2011, our stockholders approved the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options.

(5)	On August 30, 2013, our stockholders approved the 2013 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at March 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - $ 7.75	1,023,897	4.5	$6.62	1,023,897	$6.62
$ 7.76 - $10.00	1,591,000	6.0	$9.26	997,000	$9.14
$10.01 - $12.50	1,680,950	6.3	$11.46	1,089,200	$11.29
$12.51 - $99.99	905,788	3.8	$13.65	755,788	$13.84

$ 5.01 - $99.99	5,201,635	5.4	$10.22	3,865,885	$10.00

Of the 5,201,635 options outstanding, 3,865,885 were exercisable on March 31, 2014 at a weighted average exercise price of $10.00 per share, with an intrinsic value of $7.5 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2014 was 5.4 years and 4.3 years, respectively. The fair value of options that vested during the year ended March 31, 2014 was $2.4 million.

11.     Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2012	$6,472	$(68)	$(4,314)	$2,090
Other comprehensive income before reclassifications	(3,490)	(672)	(1,957)	(6,119)
Net loss reclassified from accumulated other comprehensive income	—	800	136	936

Net current period other comprehensive income	(3,490)	128	(1,821)	(5,183)

Balance as of March 31, 2013	2,982	60	(6,135)	(3,093)
Other comprehensive loss before reclassifications	7,553	361	89	8,003
Net loss (gain) reclassified from accumulated other comprehensive income	—	(96)	215	119

Net current period other comprehensive income	7,553	265	304	8,122

Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts reclassified out of accumulated other comprehensive income (loss) for the fiscal year 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Impacted Line Item on Consolidated Statements of Operations
Net gain on investments	$155	$111	$49	Other income (expense), net
Impairment of marketable securities	(7)	(1,342)	—	Other income (expense), net
Recognized actuarial gain (loss)	(236)	(167)	(70)	Cost of goods sold

Subtotal	(88)	(1,398)	(21)	Income before income tax provision

Tax impact	(31)	462	(1)	Provision for income tax

Total reclassifications for the period	$(119)	$(936)	$(22)	Net income

12.    Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2014	2013	2012
Net income	$6,046	$7,648	$30,306

Weighted average shares — basic	31,146	31,025	31,344

Weighted average shares — diluted	31,916	31,695	32,496

Net income per share — basic	$0.19	$0.25	$0.97

Net income per share — diluted	$0.19	$0.24	$0.93

Diluted weighted average shares include approximately 770,000, 670,000 and 1,152,000 common equivalent shares from stock options for fiscal 2014, 2013 and 2012, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. In fiscal 2014, 2013 and 2012, there were outstanding options to purchase 2,483,106, 2,660,163 and 1,098,314 shares, respectively, at weighted average exercise prices of $11.93, $11.86 and $12.99 per share, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

13.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2014, 2013 and 2012, we recorded revenues of $2.1 million, $1.3 million and $2.7 million, respectively, from sales of products to Powersem for use as components in our products. In fiscal 2014, 2013 and 2012, we purchased $5.2 million, $2.9 million and $5.5 million, respectively, of products from Powersem. In fiscal 2014, we recorded approximately $43,000 in dividend income from Powersem. At March 31, 2014, 2013 and 2012, the accounts receivable balances from our

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales to Powersem were $74,000, $121,000 and $161,000, respectively. The accounts payable balances to Powersem, as of March 31, 2014, 2013 and 2012, were $137,000, $59,000 and $296,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd, a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2014 and 2013, EB Tech rendered processing services totaling approximately $211,000 and $121,000, respectively, to our company. As of March 31, 2014 and 2013, no accounts payable balance was due to EB Tech.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2014.

14.    Employee Savings and Retirement Plans

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2014, 2013 and 2012, we contributed $620,000, $625,000 and $571,000, respectively.

IXYS UK also started a defined contribution plan in fiscal 2007 known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute from 2.5% to 4.5% of the pensionable salary. IXYS UK contributes between 5% to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2014, 2013 and 2012, IXYS UK contributed $313,000, $298,000 and $344,000, respectively.

15.    Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$89,734	$84,789	$103,122
Europe and the Middle East
France	5,554	5,235	7,433
Germany	34,423	32,287	47,499
Italy	4,506	4,087	6,274
Sweden	4,938	4,588	5,297
Switzerland	3,714	3,216	4,606
United Kingdom	19,524	23,853	31,131
Other	26,390	25,302	36,321
Asia Pacific
China	83,849	44,504	61,723
Japan	6,740	6,514	9,070
Korea	19,466	8,311	11,988
Malaysia	3,766	4,606	4,744
Singapore	11,838	9,994	10,332
Taiwan	2,962	3,981	6,797
Thailand	3,031	2,529	2,587
Other	3,989	2,965	3,896
Rest of the World
India	5,245	6,080	8,198
Other	6,661	7,173	6,986

Total	$336,330	$280,014	$368,004

The following table sets forth net revenues for each of our product groups fiscal 2014, 2013 and 2012 (in thousands):

	Year Ended March 31,
	2014	2013	2012
Power semiconductors	$222,813	$200,907	$277,718
Integrated circuits	91,189	57,993	63,597
Systems and RF power semiconductors	22,328	21,114	26,689

Total	$336,330	$280,014	$368,004

In fiscal 2014, 2013, and 2012, one distributor accounted for 10.8%, 10.3% and 11.3% of our net revenues, respectively; in fiscal 2013 and 2012, another distributor accounted for 13.2% and 11.1% of our net revenues, respectively.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany and IXYS UK in the United Kingdom. The following table summarizes the net revenues, net income and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2014	2013	2012
Net revenues:
Foreign	$167,428	$134,962	$175,667
Domestic	168,902	145,052	192,337

	$336,330	$280,014	$368,004

Net income:
Foreign	$4,087	$7,774	$22,487
Domestic	1,959	(126)	7,819

	$6,046	$7,648	$30,306

	Year Ended March 31,
	2014	2013
Property, plant and equipment, net:
United States	$27,287	$29,308
Germany	21,697	20,711
United Kingdom	1,579	1,971
Other countries	6	5

Total property, plant and equipment	$50,569	$51,995

16.    Restructuring Charges

In the quarter ended September 30, 2009, we initiated plans to restructure our European manufacturing and assembly operations to align them to current market conditions. The plans primarily involved the termination of employees and centralization of certain positions.

As of March 31, 2013, the restructuring accrual was included under “Accrued expenses and other liabilities” on our consolidated balance sheets. During fiscal 2014, the remaining accrual was credited to “Selling, general and administrative” expenses in our consolidated statements of operations. As of March 31, 2014, we had no restructuring accrual.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant activity within, and components of, our restructuring obligations as of fiscal 2014, 2013 and 2012 (in thousands):

	Severance and Related Benefits	Lease Commitment Accrual	Total
Balance at March 31, 2011	$106	$379	$485
Release	(30)	—	(30)
Cash payments	—	(252)	(252)
Currency translation adjustment	(4)	—	(4)

Balance at March 31, 2012	72	127	199
Cash payments	—	(127)	(127)
Currency translation adjustment	(3)	—	(3)

Balance at March 31, 2013	69	—	69
Release	(73)	—	(73)
Currency translation adjustment	4	—	4

Balance at March 31, 2014	$—	$—	$—

17.    Income Taxes

Income before income tax consists of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012
Domestic	$7,104	$7,359	$15,015
International	6,355	7,323	25,526

	$13,459	$14,682	$40,541

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2014	2013	2012
Current:
Federal	$4,804	$1,795	$3,080
State	73	278	467
Foreign	3,087	2,466	4,992

	7,964	4,539	8,539

Deferred:
Federal	183	1,734	772
State	86	(102)	326
Foreign	(820)	863	598

	(551)	2,495	1,696

Total income tax provision	$7,413	$7,034	$10,235

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2014	2013	2012
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	1	1	2
Expense (benefit) of lower tax jurisdictions	—	—	(5)
Research and development tax credits	(1)	(4)	(1)
Valuation allowance	2	6	(4)
Permanent items	3	4	3
Tax reserves	2	3	(6)
Share-based compensation	—	2	1
Tax assessment	1	—	—
Foreign income	12	1	—

Effective tax provision rate	55	48	25

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Reserves and allowances	$6,384	$6,254
Other liabilities and accruals	1,591	913

Total short term deferred tax assets	7,975	7,167

Other long term liabilities and accruals	2,973	2,583
Depreciable assets	2,883	1,959
Net operating loss carryforward	15,216	17,261
Share-based compensation	4,777	4,431
Credits carryforward	2,337	2,396

Total long term deferred tax assets	28,186	28,630

Total deferred tax assets	36,161	35,797

Less: Valuation allowance and other reserves	(3,870)	(3,783)

Net deferred tax asset	$32,291	$32,014

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2014, we recorded certain adjustments on the valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2014, we had gross U.S. net operating loss carryforwards of approximately $81.8 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2015 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards include stock option deductions arising from our stock option plan. As of March 31, 2014 we had net operating loss carryforwards for foreign income tax purposes of approximately $10.6 million.

From fiscal 2013 to fiscal 2014, the increase in valuation allowance was primarily related to the change in the net operating losses of our foreign subsidiaries.

At the end of fiscal 2014, we had $7.0 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. The $7.0 million has been classified under “Other Long term liabilities” on our consolidated balance sheet. Our liability for unrecognized tax benefits increased by $242,000 from prior year, principally due to an increase in current year adjustments of $684,000 and an increase of $329,000 in accrued interest and penalties. The liability for unrecognized tax benefits was offset by the lapse of statutes of limitation in respect of certain tax positions. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $1.2 million of accrued interest and penalties at March 31, 2014.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2011	$8,785
Lapse of statute of limitations and close of foreign audit	(3,555)
Increases in balances related to tax positions taken during prior periods	285
Increases in balances related to tax positions taken during the current period	803

Balance as of March 31, 2012	6,318
Lapse of statute of limitations	(827)
Increases in balances related to tax positions taken during prior periods	281
Increases in balances related to tax positions taken during the current period	964

Balance as of March 31, 2013	6,736
Lapse of statute of limitations	(941)
Increases in balances related to tax positions taken during prior periods	499
Increases in balances related to tax positions taken during the current period	684

Balance as of March 31, 2014	$6,978

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

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Commitments and Contingencies

Commitments

We lease certain equipment under capital lease arrangements expiring through fiscal 2016 at interest rates of 3.6% to 5.4%. We rent certain of our facilities under operating leases expiring through fiscal 2023.

Future minimum lease payments under capital leases, operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

Fiscal Year Ended March 31,	Capital Leases	Operating Leases	Other Purchase Obligations
2015	$2,547	$1,268	$29,455
2016	731	834	2,025
2017	—	726	—
2018	—	646	—
2019	—	648	—
Thereafter	—	1,842	—

Total minimum payments	3,278	$5,964	$31,480

Less: interest	87

	3,191
Less: current portion	2,468

Capitalized lease obligations, net of current portion	$723

Rent expense for fiscal years ended March 31, 2014, 2013 and 2012 amounted to $1.4 million, $1.3 million and $1.7 million, respectively.

As of March 31, 2014 and 2013, we had cash deposits with financial institutions of $337,000 and $314,000, respectively, which were restricted as to use and represent compensating balances for current or future discounted acceptances and letters of credit. These balances are included in restricted cash on our balance sheets.

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At March 31, 2014, the outstanding principal balance under the credit agreement was $15.0 million. See Note 8, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the credit agreement.

Acquired MCU Business Deferred Payments

We are obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment is due on June 27, 2014 and the second installment is due on December 31, 2014. See Note 3, “Business Combination” and Note 8, “Borrowing and Deferred Payment Arrangements” for further information regarding the acquisition and the payment information.

IXYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2014 and 2013.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2014

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net revenues	$89,895	$89,348	$85,901	$71,186
Gross profit	25,389	25,783	27,901	21,137
Operating income	2,785	4,436	6,440	3,161
Net income	$132	$552	$3,383	$1,979
Net income per share — basic(1)	$0.00	$0.02	$0.11	$0.06
Net income per share — diluted(1)	$0.00	$0.02	$0.11	$0.06
Weighted average shares used in per share calculation
Basic	31,308	31,192	31,127	30,948
Diluted	32,160	32,032	31,849	31,635

Fiscal Year Ended March 31, 2013

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Net revenues	$66,884	$63,812	$68,461	$80,857
Gross profit	18,432	18,971	20,404	27,073
Operating income	759	2,478	3,377	8,713
Net income (loss)	$(1,905)	$1,189	$2,357	$6,007
Net income (loss) per share — basic(1)	$(0.06)	$0.04	$0.08	$0.19
Net income (loss) per share — diluted(1)	$(0.06)	$0.04	$0.07	$0.19
Weighted average shares used in per share calculation
Basic	30,857	31,005	31,310	31,351
Diluted	30,857	31,487	31,975	32,378

(1)	The sum of the four quarterly calculations of net income (loss) per share are not equal to the annual net income (loss) per share due to the use of quarterly weighted average shares used to determine the quarterly net income (loss) per share as compared to the annual weighted average shares used to determine the annual net income (loss) per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2014. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (1992), which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 and our report dated June 13, 2014 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Francisco, California

June 13, 2014

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2014, or our 2014 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 6, 2013 by and between Bank of the West and IXYS Corporation (filed on December 12, 2013 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.17*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.27	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., IXYS Intl (Cayman) Limited and IXYS Corporation dated May 25, 2013, as amended (filed on December 10, 2013 as Exhibit 2.1 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.28	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.29	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.3 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.30	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 13, 2014

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 13, 2014

/s/ Uzi Sasson Uzi Sasson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2014

/s/ Donald L. Feucht Donald L. Feucht	Director	June 13, 2014

/s/ Samuel Kory Samuel Kory	Director	June 13, 2014

/s/ S. Joon Lee S. Joon Lee	Director	June 13, 2014

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 13, 2014

/s/ James M. Thorburn James M. Thorburn	Director	June 13, 2014

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 13, 2014

Exhibit Index

Exhibit	Title
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on February 7, 2008 as Exhibit 3.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on November 3, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.16	Amended and Restated Credit Agreement dated as of December 6, 2013 by and between Bank of the West and IXYS Corporation (filed on December 12, 2013 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.17*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.27	Asset Purchase Agreement by and among Samsung Electronics Co., Ltd., IXYS Intl (Cayman) Limited and IXYS Corporation dated May 25, 2013, as amended (filed on December 10, 2013 as Exhibit 2.1 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.28	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.29	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.3 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.30	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.

Exhibit	Title
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.