Form 10-Q
period 2014-06-30
IXYS CORP /DE/
filed 2014-08-08
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2014 was 31,489,600.

IXYS CORPORATION

FORM 10-Q

June 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$90,159	$98,438
Restricted cash	948	337
Accounts receivable, net of allowances of $3,055 at June 30, 2014 and $3,013 at March 31, 2014	46,287	45,707
Inventories	96,213	93,028
Prepaid expenses and other current assets	3,344	9,520
Deferred income taxes	8,002	7,975

Total current assets	244,953	255,005
Property, plant and equipment, net	51,141	50,569
Intangible assets, net	14,640	16,347
Goodwill	27,928	25,164
Deferred income taxes	24,515	24,316
Other assets	10,368	11,781

Total assets	$373,545	$383,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$2,133	$2,468
Current portion of loans payable	1,085	1,028
Accounts payable	16,519	15,684
Accrued expenses and other current liabilities	36,898	50,166

Total current liabilities	56,635	69,346
Capitalized lease obligations, net of current portion	361	723
Long term loans, net of current portion	20,066	19,831
Pension liabilities	15,209	15,545
Other long term liabilities	7,105	7,105

Total liabilities	99,376	112,550

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,067,326 issued and 31,437,986 outstanding at June 30, 2014 and 38,016,909 issued and 31,353,819 outstanding at March 31, 2014	381	380
Additional paid-in capital	207,456	206,290
Treasury stock, at cost: 6,629,340 common shares at June 30, 2014 and 6,663,090 common shares at March 31, 2014	(58,484)	(58,782)
Retained earnings	120,374	117,715
Accumulated other comprehensive income	4,442	5,029

Total stockholders’ equity	274,169	270,632

Total liabilities and stockholders’ equity	$373,545	$383,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013
Net revenues	$88,080	$71,186
Cost of goods sold	63,080	50,049

Gross profit	25,000	21,137

Operating expenses:
Research, development and engineering	7,250	7,687
Selling, general and administrative	10,764	10,043
Amortization of acquired intangible assets	1,707	246

Total operating expenses	19,721	17,976

Operating income	5,279	3,161
Other income (expense):
Interest income	47	39
Interest expense	(410)	(212)
Other income (expense), net	208	(83)

Income before income tax provision	5,124	2,905
Provision for income tax	(1,549)	(926)

Net income	$3,575	$1,979

Net income per share:
Basic	$0.11	$0.06

Diluted	$0.11	$0.06

Cash dividends per common share	$0.03	$0.03

Weighted average shares used in per share calculation:
Basic	31,379	30,948

Diluted	32,075	31,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	June 30,
	2014	2013
Net income	$3,575	$1,979
Foreign currency translation adjustments	(280)	1,356
Changes in market value of investments:
Changes in unrealized losses, net of tax benefits of $(154) and $(152)	(288)	(285)
Reclassification adjustment for net gains realized in net income, net of benefits of $(11) and $(31)	(19)	(58)

Net change in market value of investments	(307)	(343)

Total comprehensive income	$2,988	$2,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,575	$1,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,809	2,722
Provision for receivable allowances	2,617	1,672
Net change in inventory provision	865	765
Foreign currency adjustments on intercompany amounts	(169)	(110)
Stock-based compensation	681	671
Loss (gain) on investments and disposal of fixed assets	12	(140)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(2,999)	(4,466)
Inventories	(3,943)	(2,198)
Prepaid expenses and other current assets	5,453	(273)
Other assets	930	(13)
Accounts payable	330	(80)
Accrued expenses and other liabilities	2,320	(433)
Pension liabilities	(320)	(336)

Net cash provided by (used in) operating activities	14,161	(240)

Cash flows from investing activities:
Change in restricted cash	(611)	(4)
Purchase of business, net of cash and cash equivalents acquired and deferred payments	(2,297)	(20,000)
Purchases of property and equipment	(3,423)	(1,566)
Proceeds from sale of investments	54	324

Net cash used in investing activities	(6,277)	(21,246)

Cash flows from financing activities:
Principal payments on capital lease obligations	(676)	(616)
Repayments of loans and notes payable	(296)	(243)
Repayments of deferred payment of business acquisition	(15,000)	—
Proceeds from employee equity plans	811	1,349
Payment of cash dividends to stockholders	(943)	(931)

Net cash used in financing activities	(16,104)	(441)

Effect of exchange rate fluctuations on cash and cash equivalents	(59)	640

Net decrease in cash and cash equivalents	(8,279)	(21,287)
Cash and cash equivalents at beginning of period	98,438	107,116

Cash and cash equivalents at end of period	$90,159	$85,829

Supplemental disclosure of noncash investing activities:
Deferred payments of business acquisition	$—	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2014 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014, or fiscal 2014, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. Recent Accounting Pronouncements and Accounting Changes

In July 2013, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset in the case of a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent such a carryforward or loss is not available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position or the deferred tax asset will not be used for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The guidance became effective for us in the fiscal year that began on April 1, 2014 and did not have a material impact on our financial statements.

In April 2014, FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, the component of an entity or group or components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements.

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

3. Business Combinations

Acquired MCU Business

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

The aggregate purchase price for the acquired assets is $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment and interest were paid on June 26, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The deferred payments and interest are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We incurred $403,000 in legal and consulting costs related to the acquisition in fiscal 2014. The costs incurred were fully expensed and included in “Selling, general and administrative expenses”, or SG&A expenses, on our unaudited condensed consolidated statements of operations.

The following table summarizes the values of the assets acquired at the acquisition date (in thousands):

Purchase Price Allocation
(unaudited)
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
		(unaudited)
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

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for the three months ended June 30, 2013 includes the historical results of IXYS Corporation for the three months ended June 30, 2013 and the historical results of the Acquired MCU Business for the three months ended March 31, 2013 (in thousands, except per share data):

Three Months Ended June 30, 2013
(unaudited)
Pro forma net revenues	$95,084

Pro forma net income	$4,234

Pro forma net income per share (basic)	$0.14

Pro forma net income per share (diluted)	$0.13

Other Acquisition

In the quarter ended June 30, 2014, we completed an acquisition qualifying as business combinations for a cash consideration of $2.3 million, net of cash acquired. We recorded $2.8 million of goodwill and assumed debt of $632,000. This acquisition was not significant to our unaudited condensed consolidated financial statements for the current period.

As of June 30, 2014, we had not yet finalized the valuation of the deferred tax assets in connection with this acquisition. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2014 and March 31, 2014 (in thousands):

	June 30, 2014 (1)			March 31, 2014 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$60,810	$60,810	$—	$59,706	$59,706	$—
Marketable equity securities (3)	3,600	3,600	—	4,158	4,158	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(94)	—	(94)	(112)	—	(112)

Total	$64,666	$64,410	$256	$64,102	$63,864	$238

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.

From time to time, we use derivative instruments to manage exposures to changes in interest rates and currency exchange rates and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance is categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2014 and March 31, 2014. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $36.7 million and $51.6 million as of June 30, 2014 and March 31, 2014, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, and our installment payment obligations, which consist of the deferred payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement. See Note 10, “Pension Plans” for a discussion of pension liabilities.

5. Other Assets

Other assets consist of the following (in thousands):

	June 30,	March 31,
	2014	2014
	(unaudited)
Marketable equity securities	$3,600	$4,158
Auction rate preferred securities	350	350
Long-term equity investments	5,836	5,921
Other items	582	1,352

Total	$10,368	$11,781

6. Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2014	2014
	(unaudited)
Raw materials	$21,753	$19,957
Work in process	44,138	44,165
Finished goods	30,322	28,906

Total	$96,213	$93,028

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2014	2014
	(unaudited)
Uninvoiced goods and services	$9,811	$9,098
Compensation and benefits	7,391	6,880
Income taxes	283	—
Short-term installment payment obligation	15,513	30,781
Commission, royalties and other	3,900	3,407

Total	$36,898	$50,166

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. The acquisition of the Acquired MCU Business was completed on June 27, 2013 and resulted in goodwill of $25.2 million. We recorded preliminary goodwill of $2.8 million related to an acquisition completed during the quarter ended June 30, 2014.

Identified intangible assets of our company consisted of the following as of June 30, 2014 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
		(unaudited)
Developed intellectual property	$16,304	$5,759	$10,545
Customer relationships	13,020	9,560	3,460
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	973	635

Total identifiable intangible assets	$38,087	$23,447	$14,640

Identified intangible assets of our company consisted of the following as of March 31, 2014 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
		(unaudited)
Developed intellectual property	$16,304	$4,984	$11,320
Customer relationships	13,020	8,695	4,325
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	906	702

Total identifiable intangible assets	$38,087	$21,740	$16,347

9. Borrowing and Deferred Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2014, the outstanding principal balance under the credit agreement was $15.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2014 was 1.94%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2014, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at June 30, 2014 was €4 million, or $5.5 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate on the loan as of June 30, 2014 was 2.69%. The swap is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $228,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At June 30, 2014, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

Acquired MCU Business Deferred Payments

We were obligated to pay $30.0 million in two installment payments of $15.0 million each as partial purchase price for the Acquired MCU Business. The first installment and interest were paid on June 26, 2014 and the second installment is due on December 31, 2014. The installments bear simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The deferred payments and interest accruals are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. The effective interest rate of the deferred payments as of June 30, 2014 was 3.33%.

Loans Assumed from Business Acquisition

We assumed loans of approximately €459,000, or $632,000, related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of €72,000 from Caixabank, S.A.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of June 30, 2014, the German defined benefit plan was completely unfunded. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2015. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Service cost	$26	$28
Interest cost on projected benefit obligation	473	458
Expected return on plan assets	(497)	(409)
Recognized actuarial loss	18	56

Net periodic pension expense	$20	$133

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of June 30, 2014 and March 31, 2014, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	June 30, 2014				March 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$2,467	$—	$—	$2,467	$1,523	$—	$—	$1,523
Currency contracts	—	18	—	18	—	(4)	—	(4)
Equity	20,294	470	6	20,770	20,946	439	2	21,387
Fixed interest	777	6,015	2	6,794	749	5,323	1	6,073
Mortgage backed securities	—	16	—	16	—	15	—	15
Swaps and other	—	26	—	26	1	18	—	19

Total	$23,538	$6,545	$8	$30,091	$23,219	$5,791	$3	$29,013

11. Employee Equity Incentive Plans

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the three months ended June 30, 2014, there were 50,417 shares purchased under the Purchase Plan, leaving approximately 37,073 shares available for purchase under the plan in the future, pending stockholder approval of additional shares at the upcoming annual meeting.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Statement of Operations Classifications	2014	2013
	(unaudited)
Cost of goods sold	$108	$166
Research, development and engineering	189	208
Selling, general and administrative expenses	384	297

Stock-based compensation effect in income before taxes	681	671
Provision for income taxes (1)	211	208

Net stock-based compensation effects in net income	$470	$463

(1)	Estimated at a statutory income tax rate of 31% in fiscal year 2015 and 2014, respectively.

During the three months ended June 30, 2014, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2014, approximately $5.1 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2014 and 2013, were based on estimates at the date of grant as follows:

	Stock Options (1)				Purchase Plan
	Three Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014	2013
	(unaudited)				(unaudited)
Weighted average estimated fair value of grant per share	$	na	$	na	$2.90	$2.60
Risk-free interest rate		na		na	0.1%	0.1%
Expected term in years		na		na	0.5	0.5
Volatility		na		na	34.5%	38.5%
Dividend yield		na		na	1.06%	0%

(1)	No stock options were granted during the quarters ended June 30, 2014 and 2013.

Activity with respect to outstanding stock options for the three months ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (000) (1)
	(unaudited)
Balance at March 31, 2014	5,201,635	$10.22
Options granted	—	$—
Options exercised	(33,750)	$9.67	$77
Options cancelled	(56,250)	$11.13
Options expired	(5,000)	$8.36

Balance at June 30, 2014	5,106,635	$10.21

Exercisable at June 30, 2014	3,970,885	$10.03
Exercisable at March 31, 2014	3,865,885	$10.00

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income

The components and the changes in accumulated other comprehensive income, net of tax, for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Foreign Currency	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
	(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(280)	(288)	—	(568)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(19)	—	(19)

Net current period other comprehensive income (loss)	(280)	(307)	—	(587)

Balance as of June 30, 2014	$10,255	$18	$(5,831)	$4,442

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)
	(unaudited)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	1,356	(285)	—	1,071
Net losses (gains) reclassified from accumulated other comprehensive income	—	(58)	—	(58)

Net current period other comprehensive income (loss)	1,356	(343)	—	1,013

Balance as of June 30, 2013	$4,338	$(283)	$(6,135)	$(2,080)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Impacted Line Item on Consolidated Income Statements
	Three Months Ended June 30,
	2014	2013
	(unaudited)
Net gain on investments	$30	$89	Other income (expense), net
Tax impact	(11)	(31)	Provision for income tax

Total reclassifications for the period	$19	$58	Income before income tax provision

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Net income	$3,575	$1,979

Weighted average shares—basic	31,379	30,948

Weighted average shares—diluted	32,075	31,635

Net income per share—basic	$0.11	$0.06

Net income per share—diluted	$0.11	$0.06

Diluted weighted average shares includes approximately 696,000 and 687,000 common equivalent shares from stock options for the three months ended June 30, 2014 and 2013.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three months ended June 30, 2014 and 2013, there were outstanding weighted average options to purchase 2,630,332 and 2,657,320 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
	(unaudited)
United States	$22,504	$21,558
Europe and the Middle East
France	1,852	1,303
Germany	8,449	7,653
Italy	1,473	973
Sweden	1,285	1,380
Switzerland	818	1,037
United Kingdom	5,379	5,336
Other	6,969	6,237
Asia Pacific
China	20,402	14,674
Japan	1,801	1,705
Korea	6,439	1,864
Malaysia	1,632	703
Singapore	3,157	2,593
Other	3,158	1,499
Rest of the World
India	1,249	1,348
Other	1,513	1,323

Total	$88,080	$71,186

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Power semiconductors	$57,968	$51,666
Integrated circuits	23,882	13,655
Systems and RF power semiconductors	6,230	5,865

Total	$88,080	$71,186

For the three months ended June 30, 2014 and 2013, two distributors accounted for over 10% of our net revenues. One distributor accounted for 10.7% and 12.9% of our net revenues, respectively, and another distributor accounted for 10.4% and 11.6% of our net revenues, respectively.

15. Income Taxes

For the three months ended June 30, 2014 and 2013, we recorded income tax provisions of $1.5 million and $926,000, reflecting effective tax rates of 30.2% and 31.9%, respectively. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

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

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At June 30, 2014, the outstanding principal balance under the credit agreement was $15.0 million. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the credit agreement.

Acquired MCU Business Deferred Payments

We were obligated to pay $30.0 million in two installment payments of $15.0 million each as partial purchase price for the acquisition of the Acquired MCU Business. The first installment and interest were paid on June 26, 2014 and the second installment is due on December 31, 2014. See Note 3, “Business Combinations” and Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the acquisition and the payment information.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2014 and March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-Q and, in particular, in Item 1A of Part II hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors”. All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed-signal ICs are principally used in telecommunications applications. Our mixed-signal application-specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors. Our microcontrollers provide application-specific, embedded system-on-chip, or SoC, solutions for the industrial and consumer markets.

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

In the quarter ended June 30, 2014, our revenues decreased by approximately $1.8 million as compared to the immediately preceding quarter. Our revenues from sales of power semiconductors, systems and ICs decreased, while our revenues from sales of RF power semiconductors increased. Comparing the same periods, sales to major application markets decreased, except the industrial and commercial market. Geographically, sales to the United States and Asia Pacific areas decreased while sales to Europe increased. Gross profit margin increased slightly due to a shift in product mix. During the quarter ended June 30, 2014, the proportion of our revenues obtained through distribution increased as compared to the quarter ended March 31, 2014, primarily because revenues shifted to applications that are traditionally purchased through distributors, such as industrial and commercial applications.

We expect our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, to remain relatively flat in the quarter ended September 30, 2014.

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

Revenue recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sale terms ex-works, or EXW, or when product is delivered to the customer with sale terms delivered duty paid, or DDP.

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 56.9% of our revenues in the three months ended June 30, 2014 and 57.4% of our net revenues in the three months ended June 30, 2013 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.”

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2014 and 2013, approximately $838,000 and $531,000, respectively, of products were returned to us under the program. We establish the allowance for all sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end-customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enable us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2014 (in thousands):

(unaudited)
Balance at March 31, 2014	$1,071
Additions	1,575
Deductions	(1,474)

Balance at June 30, 2014	$1,172

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2014	$24,304
Utilization or sale	(282)
Scrap	(1,401)
Additional accrual	1,102
Foreign currency translation adjustments	(20)

Balance at June 30, 2014	$23,703

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2014, our lower of cost or market reserve was $498,000.

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

Goodwill and intangible assets with indefinite lives are carried at fair value and reviewed at least annually for an impairment charge during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

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

See Note 8, “Goodwill and Intangible Assets” for a further discussion of the impairment analysis of goodwill and the related charges recorded.

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

Results of Operations — Three Months Ended June 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2014	% change	2013
	(unaudited)
	(000)		(000)
Net revenues	$88,080	23.7	$71,186
Cost of goods sold	63,080	26.0	50,049

Gross profit	$25,000	18.3	$21,137

Operating expenses:
Research, development and engineering	$7,250	(5.7)	$7,687
Selling, general and administrative	10,764	7.2	10,043
Amortization of acquired intangible assets	1,707	593.9	246

Total operating expenses	$19,721	9.7	$17,976

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended June 30,
	2014	2013
	(unaudited)
Net revenues	100.0	100.0
Cost of goods sold	71.6	70.3

Gross profit	28.4	29.7

Operating expenses:
Research, development and engineering	8.2	10.8
Selling, general and administrative	12.3	14.1
Amortization of acquired intangible assets	1.9	0.4

Total operating expenses	22.4	25.3

Operating income	6.0	4.4
Other expense, net	(0.2)	(0.3)

Income before income tax	5.8	4.1
Provision for income tax	(1.7)	(1.3)

Net income	4.1	2.8

Net Revenues.

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended June 30,
	2014	% change	2013
		(unaudited)
	(000)		(000)
Power semiconductors	$57,968	12.2	$51,666
Integrated circuits	23,882	74.9	13,655
Systems and RF power semiconductors	6,230	6.2	5,865

Total	$88,080	23.7	$71,186

(1)	Includes $368,000 and $540,000 of intellectual property revenues in integrated circuits during the quarters ended June 30, 2014 and 2013, respectively.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended June 30,
	2014	% change	2013
		(unaudited)
Power semiconductors	$2.15	23.6	$1.74
Integrated circuits	$0.48	(37.7)	$0.77
Systems and RF power semiconductors	$26.51	(15.0)	$31.20

Units	Three Months Ended June 30,
	2014	% change	2013
		(unaudited)
	(000)		(000)
Power semiconductors	26,905	(9.6)	29,778
Integrated circuits	49,377	190.8	16,981
Systems and RF power semiconductors	235	25.0	188

Total	76,517	63.0	46,947

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2014		2013
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)
	(000)		(000)
Europe and Middle East	$26,225	29.8	$23,919	33.6
Asia Pacific	36,589	41.5	23,038	32.3
Rest of world	2,762	3.2	2,671	3.8

International revenues	$65,576	74.5	$49,628	69.7
USA	22,504	25.5	21,558	30.3

Total	$88,080	100.0	$71,186	100.0

The 23.7% increase in net revenues in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflected an increase of $6.3 million, or 12.2%, in the sale of power semiconductors, an increase of $10.2 million, or 74.9%, in the sale of ICs and an increase of $365,000, or 6.2%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $4.6 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market, and a $2.0 million increase in the sale of bipolar products, primarily to the industrial and commercial market.

The increase in revenues from ICs was driven by the Acquired MCU Business. The revenues from the sale of systems and RF power semiconductors increased primarily due to increased revenues from the sale of subassemblies to the industrial and commercial market, offset by a decrease in the revenues from RF power semiconductors.

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, the reduction in unit shipments of power semiconductors was broad-based. The unit growth in systems and RF power semiconductors was largely the result of higher shipments of RF power semiconductors. For both product groups, the changes in ASPs were primarily due to shifts in product mix, rather than changes in product prices. In the case of ICs, the addition of the Acquired MCU Business changed the product mix, which increased the unit shipments and decreased the ASP.

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, our sales increased in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area, and to all of our major application markets, except the telecom market.

For the three months ended June 30, 2014 and 2013, two distributors accounted for over 10% of our net revenues. One distributor accounted for 10.7% and 12.9% of our net revenues, respectively, and another distributor accounted for 10.4% and 11.6% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit.

Gross profit increased to $25.0 million in the three months ended June 30, 2014 from $21.1 million in the three months ended June 30, 2013. Gross profit margin declined to 28.4% in the quarter ended June 30, 2014 from 29.7% in the quarter ended June 30, 2013. The increase in gross profit dollars was largely because of revenue growth. The lower gross profit margin was primarily due to underutilized capacity, which increased our unabsorbed manufacturing costs as a percentage of net revenues, offset by a shift in product mix to sales of higher margin products.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2014 were 8.2% as compared to 10.8% for the three months ended June 30, 2013. The decrease in the percentage primarily resulted from higher net revenues and reduced R&D expenses. Expressed in dollars, for the three months ended June 30, 2014 as compared to the same period of the prior year, our R&D expenses decreased by approximately $437,000, or 5.7%, primarily due to reduced development costs and a one-time license fee in the quarter ended June 30, 2013.

Selling, General and Administrative.

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2014 were 12.3% as compared to 14.1% for the three months ended June 30, 2013. The decrease in the percentage primarily resulted from higher net revenues. Expressed in dollars, SG&A expenses increased by approximately $721,000, or 7.2%, in the three months ended June 30, 2014 as compared to the same period in the prior fiscal year. The increase was caused by higher selling expenses corresponding to increased revenues, offset by decreased finance and administration expenses related to reduced consulting fees.

Amortization of Acquired Intangible Assets.

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. For the three months ended June 30, 2014, we recorded amortization expenses on acquired intangible assets of $1.7 million as compared to $246,000 for the same period in fiscal 2013.

Interest Expense.

During the three months ended June 30, 2014, our interest expenses were $410,000 as compared to $212,000 for the three and nine months ended June 30, 2013. The interest expenses during the fiscal 2015 period included the accrual of interest on the installment payments for the Acquired MCU Business.

Other Income (Expense), net.

In the quarter ended June 30, 2014, other income, net, was $208,000 as compared to other expense, net, of $83,000 in the quarter ended June 30, 2013. The difference was primarily related to fluctuations in foreign currency exchange rates. Other income, net, in the three months ended June 30, 2014 principally consisted of $224,000 in gains associated with changes in exchange rates for foreign currency transactions. Other expense, net in the three months ended June 30, 2013 consisted principally of $207,000 in losses associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax.

For the three months ended June 30, 2014 and 2013, we recorded income tax provisions of $1.5 million and $926,000, reflecting effective tax rates of 30.2% and 31.9%, respectively. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

Liquidity and Capital Resources

At June 30, 2014, cash and cash equivalents were $90.2 million as compared to $98.4 million at March 31, 2014.

Our cash provided by operating activities for the three months ended June 30, 2014 was $14.2 million, an increase of $14.4 million as compared to the $240,000 of cash used in operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $4.8 million in net income and total adjustments to reconcile net income, and an increase of $9.6 million in net changes in operating assets and liabilities.

The increase in net income and total adjustments to reconcile net income was principally caused by the growth in net revenues. The changes in operating assets and liabilities for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 included the following: prepaid expenses and other current assets decreased due to the timing of a tax refund, inventory purchases increased to meet our production plans, accounts receivable changed in large part because of differences in the timing of recognition of revenues and accrued expenses and other liabilities increased due to an increase in income tax liabilities.

Our net cash used in investing activities for the three months ended June 30, 2014 was $6.3 million, as compared to net cash used in investing activities of $21.2 million during the three months ended June 30, 2013. During the three months ended June 30, 2014, we spent $3.4 million on the purchase of property and equipment and $2.3 million on an acquisition. During the three months ended June 30, 2013, we made a payment of $20.0 million on the acquisition of the Acquired MCU Business and we spent $1.6 million on the purchase of property and equipment.

For the three months ended June 30, 2014, net cash used in financing activities was $16.1 million, as compared to net cash used in financing activities of $441,000 in the three months ended June 30, 2013. During the three months ended June 30, 2014, we paid the first $15.0 million deferred payment for the Acquired MCU Business. In addition, we used $972,000 for principal repayment on capital lease and loan obligations and $943,000 for payments of cash dividends to stockholders, offset by proceeds from employee equity plans of $811,000. During the three months ended June 30, 2013, we used $931,000 for payments of cash dividends to stockholders and $859,000 for principal repayment on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.3 million.

At June 30, 2014, capital lease obligations, loans payable and installment payment liability totalled $39.2 million. This represented 43.4% of our cash and cash equivalents and 14.3% of our stockholders’ equity.

We are obligated on a €4.0 million, or $5.5 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $228,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At June 30, 2014, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany, which is owned by our U.S. parent.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2014, the outstanding principal balance under the credit agreement was $15.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2014, we complied with all of these financial covenants. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the quarter ended June 30, 2014, we paid $943,000 in dividends, consisting of a quarterly cash dividend of $0.03 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment was paid on June 26, 2014 and the second installment is due on December 31, 2014. The remaining installment payment bears simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the remaining installment payment through cash on hand, future cash flow generated from operations and, to the extent advisable, a bank line of credit facility. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the installment payments.

We assumed loans of approximately €459,000, or $632,000, related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of €72,000 from Caixabank, S.A.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2014 was $15.2 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts at June 30, 2014. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of these factors, many of which are difficult to control or predict, as well as the other risk factors discussed in this Quarterly Report on Form 10-Q, we may experience materially adverse fluctuations in our future operating results on a quarterly or annual basis. Changes in demand for our products and in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenues, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. If product demand declines, our manufacturing or assembly and test capacity could be underutilized and we may be required to record an impairment on our long-lived assets, including facilities and equipment as well as intangible assets and goodwill, which would increase our expenses. Factory planning decisions may also shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. In addition, if product demand declines or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

Our efforts to increase our prices for some products will result in reduced revenues from some customers and may result in lower gross profits and in restructuring charges.

We have informed a number of our OEM customers that we are increasing prices to levels that will provide us with more acceptable gross margins. Increased pricing has led to the cancellation or reduction of existing orders and will lead to a reduction in new orders and, therefore, to reduced revenues from these customers. If the business remaining with these customers after the price increases results in lower gross profits, our results of operations could be materially adversely affected. If the reduced or cancelled orders from these customers cannot be substantially replaced, we may undertake a reduction in force, close a production line or take other operational steps, any of which could result in restructuring charges that would materially adversely affect our results of operations.

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

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage or grow our business may be harmed. Our ability to successfully implement our goals and comply with regulations, requires an effective planning and management system and process. We will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there will be additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, we may face reputational challenges with our customers and other stakeholders as we have in the past and may in the future be unable to sufficiently verify the origins of all minerals used in our products. Finally, new rules bring implementation challenges. We may not successfully implement effective procedures to timely or adequately comply with these rules.

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

We are subject to a variety of laws, rules and regulations related to the use, storage, handling, discharge and disposal of certain chemicals and gases used in our manufacturing process. Any of those regulations could require us to acquire expensive equipment or to incur substantial other expenses to comply with them. If we incur substantial additional expenses, product costs could significantly increase. Failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations.

Nathan Zommer, Ph.D. owns a significant interest in our common stock.

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 28, 2014, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the board of directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated 1999 Employee Stock Purchase Plan. (1)

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement.
(2)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.