Form 10-Q
period 2014-09-30
IXYS CORP /DE/
filed 2014-11-10
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 23, 2014 was 31,545,600.

IXYS CORPORATION

FORM 10-Q

September 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$124,944	$98,438
Restricted cash	693	337
Accounts receivable, net of allowances of $4,039 at September 30, 2014 and $3,013 at March 31, 2014	42,419	45,707
Inventories	93,145	93,028
Prepaid expenses and other current assets	3,675	9,520
Deferred income taxes	7,782	7,975

Total current assets	272,658	255,005
Property, plant and equipment, net	48,010	50,569
Intangible assets, net	13,221	16,347
Goodwill	27,749	25,164
Deferred income taxes	24,569	24,316
Other assets	9,692	11,781

Total assets	$395,899	$383,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$1,527	$2,468
Current portion of loans payable	969	1,028
Accounts payable	14,659	15,684
Accrued expenses and other current liabilities	36,374	50,166

Total current liabilities	53,529	69,346
Capitalized lease obligations, net of current portion	159	723
Long term loans, net of current portion	49,515	19,831
Pension liabilities	13,882	15,545
Other long term liabilities	7,105	7,105

Total liabilities	124,190	112,550

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,067,326 issued and 31,545,600 outstanding at September 30, 2014 and 38,016,909 issued and 31,353,819 outstanding at March 31, 2014	381	380
Additional paid-in capital	207,638	206,290
Treasury stock, at cost: 6,521,726 common shares at September 30, 2014 and 6,663,090 common shares at March 31, 2014	(57,535)	(58,782)
Retained earnings	124,953	117,715
Accumulated other comprehensive income (loss)	(3,728)	5,029

Total stockholders’ equity	271,709	270,632

Total liabilities and stockholders’ equity	$395,899	$383,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$86,435	$85,901	$174,515	$157,087
Cost of goods sold	60,265	58,000	123,345	108,049

Gross profit	26,170	27,901	51,170	49,038

Operating expenses:
Research, development and engineering	6,948	7,453	14,198	15,140
Selling, general and administrative	10,713	10,583	21,477	20,626
Amortization of acquired intangible assets	1,419	3,425	3,126	3,671

Total operating expenses	19,080	21,461	38,801	39,437

Operating income	7,090	6,440	12,369	9,601
Other income (expense):
Interest income	49	36	96	76
Interest expense	(322)	(480)	(732)	(693)
Other income (expense), net	2,165	(1,252)	2,373	(1,335)

Income before income tax provision	8,982	4,744	14,106	7,649
Provision for income tax	(3,235)	(1,361)	(4,784)	(2,287)

Net income	$5,747	$3,383	$9,322	$5,362

Net income per share:
Basic	$0.18	$0.11	$0.30	$0.17

Diluted	$0.18	$0.11	$0.29	$0.17

Cash dividends per common share	$0.035	$0.03	$0.065	$0.06

Weighted average shares used in per share calculation:
Basic	31,499	31,127	31,439	31,037

Diluted	32,235	31,849	32,142	31,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$5,747	$3,383	$9,322	$5,362
Foreign currency translation adjustments	(7,820)	4,559	(8,100)	5,915
Changes in market value of investments:
Changes in unrealized gain (loss), net of tax benefits of $(188) and $(342) for the three and six months ended September 30, 2014 and net of tax expense (benefit) of $134 and $(18) for the three and six months ended September 30, 2013	(350)	250	(638)	(35)
Reclassification adjustment for net gains realized in net income, net of tax expense (benefit) of $0 and $(11) for the three and six months ended September 30, 2014 and net of tax expense (benefit) of $0 and $(31) for the three and six months ended September 30, 2013	—	—	(19)	(58)

Net change in market value of investments	(350)	250	(657)	(93)

Total comprehensive income (loss)	$(2,423)	$8,192	$565	$11,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,322	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,148	8,597
Provision for receivable allowances	5,516	4,282
Net change in inventory provision	1,653	1,271
Foreign currency adjustments on intercompany amounts	(2,054)	418
Stock-based compensation	1,378	1,341
Gain on investments and disposal of fixed assets	(34)	(186)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(3,249)	(11,606)
Inventories	(5,310)	(3,659)
Prepaid expenses and other current assets	5,016	(1,936)
Other assets	790	(706)
Accounts payable	(1,067)	6,073
Accrued expenses and other liabilities	2,232	2,772
Pension liabilities	(657)	(751)

Net cash provided by operating activities	22,684	11,272

Cash flows from investing activities:
Change in restricted cash	(356)	(17)
Purchase of business, net of cash and cash equivalents acquired and deferred payments	(2,297)	(20,000)
Purchases of property and equipment	(4,609)	(3,929)
Proceeds from sale of investments	54	324

Net cash used in investing activities	(7,208)	(23,622)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,336)	(1,247)
Repayments of loans and notes payable	(629)	(489)
Repayments of deferred payment of business acquisition	(15,000)	—
Proceeds from loans	30,000	—
Proceeds from employee equity plans	1,430	2,211
Purchases of treasury stock	—	(433)
Payment of cash dividends to stockholders	(2,047)	(1,865)

Net cash provided by (used in) financing activities	12,418	(1,823)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,388)	1,960

Net increase (decrease) in cash and cash equivalents	26,506	(12,213)
Cash and cash equivalents at beginning of period	98,438	107,116

Cash and cash equivalents at end of period	$124,944	$94,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2014 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014, or fiscal 2014, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

In August 2014, FASB issued a new standard on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance seeks to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted. We are currently evaluating the impact of the adoption of the standard on our financial statements.

3. Business Combinations

Acquired MCU Business

On June 27, 2013, we completed the acquisition of an 8-bit microcontroller product line, or the Acquired MCU Business, from the System LSI Division of Samsung Electronics Co., Ltd. The acquired product line includes microcontrollers potentially useful in a number of applications, which have to date been principally used in consumer product applications. The acquisition was intended to bolster our product portfolio and empower customers to utilize products from across our multiple product lines.

The aggregate purchase price for the acquired assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment and interest were paid on June 26, 2014 and the second installment is due on December 31, 2014. The remaining installment bears simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The deferred payments and interest are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog and a non-competition agreement. The valuation of the acquired intangibles was classified as a Level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, the non-competition agreement, contract backlog and customer relationships. The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of the Acquired MCU Business. The goodwill is not deductible for tax purposes.

Identified intangible assets resulting from the acquisition based on our valuation consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
		(unaudited)
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Non-competition agreement	421	Straight-line	60

Total	$24,000

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

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for the three months ended September 30, 2013 includes the historical financial results of IXYS Corporation for the three months ended September 30, 2013; the financial information for the six months ended September 30, 2013 includes the historical financial results of IXYS Corporation for the six months ended September 30, 2013 and the historical financial results of the Acquired MCU Business for the three months ended March 31, 2013 (in thousands, except per share data):

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
	(unaudited)	(unaudited)
Pro forma net revenues	$85,901	$180,985

Pro forma net income	$5,721	$10,156

Pro forma net income per share (basic)	$0.18	$0.33

Pro forma net income per share (diluted)	$0.18	$0.32

Other Acquisition

In the quarter ended June 30, 2014, we completed an acquisition for a cash consideration of $2.3 million, net of cash acquired. The acquisition resulted in $2.8 million of goodwill and we assumed debt of $723,000. During the quarter ended September 30, 2014, we increased the goodwill by $17,000 due to changes in net value of acquired assets. The goodwill balance as of September 30, 2014 reflected a reduction of $196,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our unaudited condensed consolidated financial statements for the current period.

As of September 30, 2014, we had not yet finalized the valuation of the deferred tax assets in connection with this acquisition. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

4. Fair Value

We account for certain assets and liabilities at fair value. In determining fair value, we consider its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of non-performance. The fair value hierarchy is based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2014 and March 31, 2014 (in thousands):

	September 30, 2014 (1)			March 31, 2014 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$89,646	$89,646	$—	$59,706	$59,706	$—
Marketable equity securities (3)	3,124	3,124	—	4,158	4,158	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(67)	—	(67)	(112)	—	(112)

Total	$93,053	$92,770	$283	$64,102	$63,864	$238

(1)	We did not have any recurring assets whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2014 and March 31, 2014. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximate fair value, as the interest rates either adjust according to the market rates or the interest rates approximate the market rates. The estimated fair value of these items was approximately $66.1 million and $51.6 million as of September 30, 2014 and March 31, 2014, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, and our installment payment obligation, which consists of the remaining deferred payment for our Acquired MCU Business, are categorized as Level 2 for fair value measurement. See Note 10, “Pension Plans” for a discussion of pension liabilities.

5. Other Assets

Other assets consist of the following (in thousands):

	September 30,	March 31,
	2014	2014
	(unaudited)
Marketable equity securities	$3,124	$4,158
Auction rate preferred securities	350	350
Long-term equity investments	5,564	5,921
Other items	654	1,352

Total	$9,692	$11,781

6. Inventories

Inventories consist of the following (in thousands):

	September 30,	March 31,
	2014	2014
	(unaudited)
Raw materials	$21,458	$19,957
Work in process	42,824	44,165
Finished goods	28,863	28,906

Total	$93,145	$93,028

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	March 31,
	2014	2014
	(unaudited)
Uninvoiced goods and services	$7,803	$9,098
Compensation and benefits	7,245	6,880
Income taxes	2,291	—
Short-term installment payment obligation	15,639	30,781
Commission, royalties and other	3,396	3,407

Total	$36,374	$50,166

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. The acquisition of the Acquired MCU Business was completed on June 27, 2013 and resulted in goodwill of $25.2 million. We recorded preliminary goodwill of $2.8 million related to an acquisition completed during the quarter ended June 30, 2014. The components in identified intangible assets of our company as of September 30, 2014 and March 31, 2014 were as follows (in thousands):

	September 30, 2014			March 31, 2014
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)			(unaudited)
Developed intellectual property	$16,304	$6,534	$9,770	$16,304	$4,984	$11,320
Customer relationships	13,020	10,137	2,883	13,020	8,695	4,325
Contract backlog	7,155	7,155	—	7,155	7,155	—
Other intangible assets	1,608	1,040	568	1,608	906	702

Total identifiable intangible assets	$38,087	$24,866	$13,221	$38,087	$21,740	$16,347

9. Borrowing and Deferred Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2014, the outstanding principal under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2014 was 1.95%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2014, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at September 30, 2014 was €3.8 million, or $4.9 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate on the loan as of September 30, 2014 was 2.69%. The swap is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $212,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At September 30, 2014, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

Acquired MCU Business Deferred Payments

We were obligated to pay $30.0 million in two installment payments of $15.0 million each as partial purchase price for the Acquired MCU Business. The first installment and interest were paid on June 26, 2014 and the second installment is due on December 31, 2014. The remaining installment bears simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. The deferred payments and interest accruals are included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets. The effective interest rate of the deferred payments as of September 30, 2014 was 3.33%.

Loans Assumed from Business Acquisition

We assumed loans of approximately $723,000 related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid off during the quarter ended September 30, 2014.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan was held by a separate legal entity. As of September 30, 2014, the German defined benefit plan was completely unfunded. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2015. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Service cost	$26	$27	$52	$55
Interest cost on projected benefit obligation	467	461	940	919
Expected return on plan assets	(494)	(411)	(991)	(820)
Recognized actuarial loss	18	57	36	113

Net periodic pension expense	$17	$134	$37	$267

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of September 30, 2014 and March 31, 2014, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	September 30, 2014				March 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$2,483	$—	$—	$2,483	$1,523	$—	$—	$1,523
Currency contracts	—	(27)	—	(27)	—	(4)	—	(4)
Equity	19,431	529	6	19,966	20,946	439	2	21,387
Fixed interest	744	5,975	1	6,720	749	5,323	1	6,073
Mortgage backed securities	—	16	—	16	—	15	—	15
Swaps and other	—	61	(8)	53	1	18	—	19

Total	$22,658	$6,554	$(1)	$29,211	$23,219	$5,791	$3	$29,013

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

Stock Appreciation Rights

Awards of stock appreciation rights, or SARs, may be granted to employees, consultants and non-employee directors pursuant to the Plans. A SAR is payable on the difference between the market price at the time of exercise and the exercise price at the date of grant. In any event, the exercise price of a SAR shall not be less than 100% of the fair market value of a share on the grant date and shall expire no later than ten years from the grant date. Upon exercise, the holder of a SAR shall be entitled to receive payment either in cash or a number of shares by dividing such cash amount by the fair market value of a share on the exercise date.

Restricted Stock Units

Restricted stock units, denominated performance units in the 2009 Plan, may be granted to employees, consultants and non-employee directors under the Plans. Each restricted stock unit shall have a value equal to the fair market value of one share. After the applicable performance period has ended, the holder will be entitled to receive a payment, either in cash or in the form of shares, based on the number of restricted stock units earned over the performance period, to be determined as a function of the extent to which the corresponding performance goals or other vesting provisions have been achieved.

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the six months ended September 30, 2014, there were 50,417 shares purchased under the Purchase Plan, leaving approximately 387,073 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of goods sold	$102	$83	$210	$249
Research, development and engineering	189	248	378	456
Selling, general and administrative expenses	406	339	790	636

Stock-based compensation effect in income before taxes	697	670	1,378	1,341
Provision for income taxes (1)	244	208	482	416

Net stock-based compensation effects in net income	$453	$462	$896	$925

(1)	Calculated at the U.S. statutory federal income tax rate of 35% in fiscal 2015 and an estimated income tax rate of 31% in fiscal 2014.

During the six months ended September 30, 2014, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2014, approximately $5.7 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the six months ended September 30, 2014 and 2013, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Weighted average estimated fair value of grant per share	$5.54	$4.95	$5.54	$4.95	$2.90	$2.60
Risk-free interest rate	1.8%	1.9%	1.8%	1.9%	0.1%	0.1%
Expected term in years	6.25	6.07	6.25	6.07	0.5	0.5
Volatility	52.2%	55.5%	52.2%	55.5%	34.5%	38.5%
Dividend yield	1.0%	0%	1.0%	0%	1.06%	0%

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the six months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)
			(000)
Balance at March 31, 2014	5,201,635	$10.22
Options granted	249,000	$11.83
Options exercised	(259,750)	$8.63	$1,043
Options cancelled	(75,250)	$11.37
Options expired	(52,500)	$10.74

Balance at September 30, 2014	5,063,135	$10.36

Exercisable at September 30, 2014	3,863,385	$10.12
Exercisable at March 31, 2014	3,865,885	$10.00

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(8,100)	(638)	—	(8,738)
Net losses (gains) reclassified from accumulated other comprehensive income	—	(19)	—	(19)

Net current period other comprehensive income (loss)	(8,100)	(657)	—	(8,757)

Balance as of September 30, 2014	$2,435	$(332)	$(5,831)	$(3,728)

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	5,915	(35)	—	5,880
Net losses (gains) reclassified from accumulated other comprehensive income	—	(58)	—	(58)

Net current period other comprehensive income (loss)	5,915	(93)	—	5,822

Balance as of September 30, 2013	$8,897	$(33)	$(6,135)	$2,729

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended September 30, 2014 and 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Impacted Line Item on Consolidated Income Statements
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net gain on investments	$—	$—	$30	$89	Other income (expense), net
Tax impact	—	—	(11)	(31)	Provision for income tax

Total reclassifications for the period	$—	$—	$19	$58	Income before income tax provision

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$5,747	$3,383	$9,322	$5,362

Weighted average shares—basic	31,499	31,127	31,439	31,037

Weighted average shares—diluted	32,235	31,849	32,142	31,737

Net income per share—basic	$0.18	$0.11	$0.30	$0.17

Net income per share—diluted	$0.18	$0.11	$0.29	$0.17

Diluted weighted average shares includes approximately 736,000 and 722,000 common equivalent shares from stock options for the three months ended September 30, 2014 and 2013, and approximately 703,000 and 700,000 common equivalent shares from stock options for the six months ended September 30, 2014 and 2013.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and six months ended September 30, 2014, there were outstanding weighted average options to purchase 2,318,679 and 2,507,755 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and six months ended September 30, 2013, there were outstanding weighted average options to purchase 2,761,044 and 2,663,782 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
United States	$21,502	$22,526	$44,006	$44,084
Europe and the Middle East
France	1,897	1,329	3,749	2,632
Germany	8,026	9,509	16,475	17,162
Italy	909	1,021	2,382	1,994
Russia	2,157	899	2,860	1,380
Sweden	1,309	1,288	2,594	2,668
Switzerland	853	1,077	1,671	2,114
United Kingdom	5,822	5,411	11,201	10,747
Other	5,957	6,046	12,223	11,802
Asia Pacific
China	20,480	20,267	40,882	34,941
Japan	2,161	1,701	3,962	3,406
Korea	5,689	5,440	12,128	7,304
Malaysia	1,490	920	3,122	1,623
Singapore	2,913	3,151	6,070	5,744
Other	2,685	2,590	5,843	4,089
Rest of the World
India	1,380	1,199	2,629	2,547
Other	1,205	1,527	2,718	2,850

Total	$86,435	$85,901	$174,515	$157,087

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Power semiconductors	$55,780	$59,720	$113,748	$111,386
Integrated circuits	23,438	20,945	47,320	34,600
Systems and RF power semiconductors	7,217	5,236	13,447	11,101

Total	$86,435	$85,901	$174,515	$157,087

For the three and six months ended September 30, 2014, a distributor accounted for 11.4% and 10.9% of our net revenues, respectively. For the six months ended September 30, 2013, this distributor accounted for 10.6% of our net revenues. For the three and six months ended September 30, 2013, another distributor accounted for 12.1% and 12.5% of our net revenues, respectively.

15. Income Taxes

For the three and six months ended September 30, 2014, we recorded income tax provisions of $3.2 million and $4.8 million, reflecting effective tax rates of 36.0% and 33.9%, respectively. For the three and six months ended September 30, 2013, we recorded income tax provisions of $1.4 million and $2.3 million, reflecting effective tax rates of 28.7% and 29.9%, respectively. For the three and six months ended September 30, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

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

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At September 30, 2014, the outstanding principal under the credit agreement was $45.0 million. See Note 9, “Borrowing and Deferred Payment Arrangements” for further information regarding the terms of the credit agreement.

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

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2014 and March 31, 2014.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our analog and mixed-signal ICs are principally used in telecommunications applications. Our mixed signal application-specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors. Included among our ICs, our microcontrollers provide application-specific, embedded system-on-chip, or SoC, solutions for the industrial and consumer markets.

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

Over the past two quarters, our net revenues have decreased. Our revenues from sales of power semiconductors and ICs decreased, while our revenues from sales of RF power semiconductors and systems increased. Comparing the same periods, sales to major application markets decreased, except that sales to the industrial and commercial market fluctuated from quarter to quarter. Geographically, sales to the United States and Asia Pacific areas decreased while sales to Europe increased.

From the quarter ended June 30, 2014 to the quarter ended September 30, 2014, gross profit margin increased slightly due to an improvement in production efficiency and a shift in product mix. The proportion of our revenues obtained through distribution decreased primarily because revenues shifted away from applications that are traditionally purchased through distributors, such as industrial and commercial applications. We expect our selling, general and administrative expenses, or SG&A expenses, and our research, development and engineering expenses, or R&D expenses, to remain relatively flat in the quarter ended December 31, 2014.

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

Revenue recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sale terms ex-works, or EXW, or when product is delivered to the customer with sales terms delivered duty paid, or DDP.

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 54.9% of our revenues in the six months ended September 30, 2014 and 56.9% of our net revenues in the six months ended September 30, 2013 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. Deferred amounts are presented net and included under “Accrued expenses and other liabilities.”

We state our revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included under “Accrued expenses and other liabilities.” Shipping and handling costs are included in cost of sales.

Allowance for sales returns. We maintain an allowance for sales returns based on estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2014 and 2013, approximately $1.1 million and $754,000, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, our statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end-customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to a distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enables us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additional allowances reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2014 (in thousands):

(unaudited)
Balance at March 31, 2014	$1,071
Additions	1,575
Deductions	(1,474)

Balance at June 30, 2014	1,172
Additions	1,316
Deductions	(1,303)

Balance at September 30, 2014	1,185

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2014	$24,304
Utilization or sale	(282)
Scrap	(1,401)
Additional accrual	1,102
Foreign currency translation adjustments	(20)

Balance at June 30, 2014	23,703
Utilization or sale	(622)
Scrap	(352)
Additional accrual	1,514
Foreign currency translation adjustments	(504)

Balance at September 30, 2014	$23,739

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to potential value and because our products do not quickly become obsolete, we expect to hold excess inventory for potential future sale. Consequently, we have no set time line for the utilization, sale or scrapping of excess inventory.

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2014, our lower of cost or market reserve was $402,000.

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

Income tax. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our unaudited condensed consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies and other factors in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

Furthermore, computation of our tax liabilities involves examining uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process as prescribed by the authoritative guidance provided by FASB. The first step is to evaluate the tax position to determine whether there is sufficient available evidence to indicate if it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure and determine the approximate amount of the tax benefit at the largest amount that is more than 50% likely of being realized upon ultimate settlement with the tax authorities. It is inherently difficult and requires significant judgment to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reexamine these uncertain tax positions on a quarterly basis. This reassessment is based on various factors during the period including, but not limited to, changes in worldwide tax laws and treaties, changes in facts or circumstances, effectively settled issues under audit and any new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see Note 2, “Recent Accounting Pronouncements and Accounting Changes” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Results of Operations — Three and Six Months Ended September 30, 2014 and 2013

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended September 30,			Six Months Ended September 30,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$86,435	0.6	$85,901	$174,515	11.1	$157,087
Cost of goods sold	60,265	3.9	58,000	123,345	14.2	108,049

Gross profit	$26,170	(6.2)	$27,901	$51,170	4.3	$49,038

Operating expenses:
Research, development and engineering	$6,948	(6.8)	$7,453	$14,198	(6.2)	$15,140
Selling, general and administrative	10,713	1.2	10,583	21,477	4.1	20,626
Amortization of acquired intangible assets	1,419	(58.6)	3,425	3,126	(14.8)	3,671

Total operating expenses	$19,080	(11.1)	$21,461	$38,801	(1.6)	$39,437

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended September 30,		% of Net Revenues Six Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	69.7	67.5	70.7	68.8

Gross profit	30.3	32.5	29.3	31.2

Operating expenses:
Research, development and engineering	8.0	8.7	8.1	9.6
Selling, general and administrative	12.5	12.3	12.3	13.2
Amortization of acquired intangible assets	1.6	4.0	1.8	2.3

Total operating expenses	22.1	25.0	22.2	25.1

Operating income	8.2	7.5	7.1	6.1
Other income (expense), net	2.2	(2.0)	0.9	(1.2)

Income before income tax	10.4	5.5	8.0	4.9
Provision for income tax	(3.7)	(1.6)	(2.7)	(1.5)

Net income	6.7	3.9	5.3	3.4

Net Revenues

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended September 30,			Six Months Ended September 30,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$55,780	(6.6)	$59,720	$113,748	2.1	$111,386
Integrated circuits	23,438	11.9	20,945	47,320	36.8	34,600
Systems and RF power semiconductors	7,217	37.8	5,236	13,447	21.1	11,101

Total	$86,435	0.6	$85,901	$174,515	11.1	$157,087

(1)	Revenue information includes intellectual property and consulting revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended September 30,			Six Months Ended September 30,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
Power semiconductors	$2.15	9.1	$1.97	$2.15	16.2	$1.85
Integrated circuits	$0.47	(7.8)	$0.51	$0.47	(20.3)	$0.59
Systems and RF power semiconductors	$37.59	51.5	$24.82	$31.49	13.2	$27.82

Units	Three Months Ended September 30,			Six Months Ended September 30,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	25,930	(14.5)	30,333	52,835	(12.1)	60,111
Integrated circuits	49,157	37.5	35,762	98,534	86.8	52,743
Systems and RF power semiconductors	192	(9.0)	211	427	7.0	399

Total	75,279	13.5	66,306	151,796	34.0	113,253

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2014		2013		2014		2013
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$26,930	31.1	$26,580	30.9	$53,155	30.5	$50,499	32.1
Asia Pacific	35,418	41.0	34,069	39.7	72,007	41.3	57,107	36.4
Rest of world	2,585	3.0	2,726	3.2	5,347	3.0	5,397	3.4

International revenues	$64,933	75.1	$63,375	73.8	$130,509	74.8	$113,003	71.9
USA	21,502	24.9	22,526	26.2	44,006	25.2	44,084	28.1

Total revenues	$86,435	100.0	$85,901	100.0	$174,515	100.0	$157,087	100.0

The 0.6% increase in net revenues in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflected an increase of $2.5 million, or 11.9%, in the sale of ICs and an increase of $2.0 million, or 37.8%, in the sale of systems and RF power semiconductors, offset by a decrease of $3.9 million, or 6.6%, in the sale of power semiconductors. The decrease in power semiconductors was principally the result of a $2.5 million decrease in the sale of bipolar products, primarily in the industrial and commercial market, and a $1.6 million decrease in MOS products, principally in the medical market and the industrial and commercial market, offset by slight increases in other power products. The increase in revenues from the sale of ICs was driven by our Acquired MCU Business, which sells primarily to the consumer products market, and by increased sales of solid state relays, primarily to the telecommunications market, partially offset by reduced sales of ASICs. The revenues from the sale of systems and RF power semiconductors increased mainly due to growth in the sale of subassemblies to the industrial and commercial market.

The 11.1% increase in net revenues in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 reflected an increase of $2.4 million, or 2.1%, in the sale of power semiconductors, an increase of $12.7 million, or 36.8%, in the sale of ICs and an increase of $2.3 million, or 21.1%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $3.1 million increase in the sale of MOS products, principally to the medical market and the industrial and commercial market, offset by a $513,000 decrease in the sale of bipolar products, primarily in the industrial and commercial market. The increase in revenues from the sale of ICs was primarily from the Acquired MCU Business and increased sales of solid state relays, primarily to the telecommunications market, offset by decreased sales of ASICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to a $2.7 million increase in the sale of subassemblies to the industrial and commercial market.

For the three and six months ended September 30, 2014 as compared to the comparable periods of the previous fiscal year, the increases in ASPs in power semiconductors were due to shifts in product mix toward higher-priced products. The increases in ASPs in systems and RF power semiconductors were due to changes in product mix among subassemblies. The reductions in the ASPs of ICs were mainly due to shifts in our product mix among microcontrollers.

For the three and six months ended September 30, 2014 as compared to the three and six months ended September 30, 2013, the decreases in unit shipments of our power semiconductors were broad-based across product lines. The increase in IC units was principally driven by the addition of the Acquired MCU Business. In systems and RF power semiconductors, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, the unit reduction was caused by lower shipments of RF power devices; for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013, the unit growth was the result of higher shipments of RF power semiconductors.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and six months ended September 30, 2014 were $306,000 and $674,000, respectively, as compared to $632,000 and $1.2 million for the three and six months ended September 30, 2013.

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, we experienced decreased sales to all of our major application markets except the consumer market. For the six months ended September 30, 2014 as compared to the six months ended September 30, 2013, sales to the consumer market and industrial and commercial market increased while sales to the medical and telecom markets declined.

For the three and six months ended September 30, 2014 as compared to the three and six months ended September 30, 2013, our sales to Europe and the Middle East and the Asia Pacific Area increased and our sales to the United States decreased.

For the three and six months ended September 30, 2014, a distributor accounted for 11.4% and 10.9% of our net revenues, respectively. For the six months ended September 30, 2013, this distributor accounted for 10.6% of our net revenues. For the three and six months ended September 30, 2013, another distributor accounted for 12.1% and 12.5% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit margin decreased to 30.3% in the three months ended September 30, 2014 from 32.5% in the three months ended September 30, 2013. Gross profit margin fell to 29.3% in the six months ended September 30, 2014 from 31.2% in the six months ended September 30, 2013. For both the three and six months ended September 30, 2014 as compared to comparable periods of the prior fiscal year, the gross profit margins were negatively affected by lower utilization of certain facilities, offset by favorable changes in product mix towards higher-margin products. Further, during the prior year periods, the gross profit margin was positively affected by the impact of transitioning the Acquired MCU Business.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2014 were 8.0% and 8.1%, respectively, as compared to 8.7% and 9.6% for the three and six months ended September 30, 2013. For the three and six months ended September 30, 2014 as compared to the same periods of the prior year, the decreases in the percentages related to higher revenues as well as lower development expenses. Expressed in dollars, R&D expenses decreased primarily because of the completion of the development phase of a new manufacturing process.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2014 were 12.5% and 12.3% as compared to 12.3% and 13.2% for the three and six months ended September 30, 2013. Expressed in dollars, SG&A expenses increased for the three and six months ended September 30, 2014 as compared to the same periods in the prior fiscal year due to increased selling expenses corresponding to increased revenues, partially offset by lower professional and consulting expenses.

Amortization of Acquired Intangible Assets

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. For the three and six months ended September 30, 2014, we recorded amortization expenses on acquired intangible assets of $1.4 million and $3.1 million, respectively. For the three and six months ended September 30, 2013, we recorded amortization expenses on acquired intangible assets of $3.4 million and $3.7 million, respectively.

Interest Expense

During the three and six months ended September 30, 2014, our interest expenses were $322,000 and $732,000, respectively, as compared to $480,000 and $693,000 for the three and six months ended September 30, 2013. The interest expenses during both fiscal years included the accrual of interest on the installment payments for the Acquired MCU Business.

Other Income (Expense), net

In the quarter ended September 30, 2014, other income, net was $2.2 million as compared to other expense, net of $1.3 million in the quarter ended September 30, 2013. The other income, net in the three months ended September 30, 2014 principally consisted of $2.1 million in gains associated with changes in exchange rates for foreign currency transactions. The other expense, net in the three months ended September 30, 2013 consisted principally of $1.3 million in losses associated with changes in exchange rates for foreign currency transactions.

For the six months ended September 30, 2014, other income, net was $2.4 million, as compared to other expense, net of $1.3 million in the six months ended September 30, 2013. For the six months ended September 30, 2014, other income, net consisted principally of $2.4 million in gains associated with changes in exchange rates for foreign currency transactions. For the six months ended September 30, 2013, other expense, net included losses associated with changes in exchange rates for foreign currency transactions of $1.5 million.

Provision for Income Tax

For the three and six months ended September 30, 2014, we recorded income tax provisions of $3.2 million and $4.8 million, reflecting effective tax rates of 36.0% and 33.9%, respectively. For the three and six months ended September 30, 2013, we recorded income tax provisions of $1.4 million and $2.3 million, reflecting effective tax rates of 28.7% and 29.9%, respectively. For the three and six months ended September 30, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

Liquidity and Capital Resources

At September 30, 2014, cash and cash equivalents were $124.9 million as compared to $98.4 million at March 31, 2014.

Our cash provided by operating activities for the six months ended September 30, 2014 was $22.7 million, an increase of $11.4 million as compared to the $11.3 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $7.6 million in net changes in operating assets and liabilities and an increase of $3.8 million in net income and adjustments to reconcile net income.

The increase in net income and total adjustments to reconcile net income was principally caused by the growth in net revenues. The changes in operating assets and liabilities for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 were primarily caused by the following: accounts receivable changed in large part because of differences in the timing of recognition of revenues, accounts payable decreased due to the timing of payments; prepaid expenses and other current assets decreased due to the timing of a tax refund; and inventory purchases increased to meet our production plans.

Our net cash used in investing activities for the six months ended September 30, 2014 was $7.2 million, as compared to net cash used in investing activities of $23.6 million during the six months ended September 30, 2013. During the six months ended September 30, 2014, our uses of cash for investing activities principally reflected capital expenditures of $4.6 million and an acquisition of $2.3 million. During the six months ended September 30, 2013, we made a payment of $20.0 million for the Acquired MCU Business and we spent $3.9 million on the purchase of property and equipment.

For the six months ended September 30, 2014, net cash provided by financing activities was $12.4 million as compared to net cash used in financing activities of $1.8 million in the six months ended September 30, 2013. During the six months ended September 30, 2014, we drew an additional $30.0 million from the line of credit with BOTW and we paid the first $15.0 million deferred payment for the Acquired MCU Business. In addition, we used $2.0 million for payments of cash dividends to stockholders and $2.0 million for principal repayments on capital lease and loan obligations, offset by proceeds from employee equity plans of $1.4 million. During the six months ended September 30, 2013, we used $1.9 million for dividends, $1.7 million for principal repayments on capital lease and loan obligations and $433,000 for the purchase of treasury stock, offset by proceeds from employee equity plans of $2.2 million.

At September 30, 2014, capital lease obligations, loans payable and the remaining installment payment totalled $67.8 million. This represented 54.3% of our cash and cash equivalents and 25.0% of our stockholders’ equity.

We are obligated on a €3.8 million, or $4.9 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $212,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At September 30, 2014, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2014, the outstanding principal under the credit agreement was $45.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2014, we complied with all of these financial covenants. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the six months ended September 30, 2014, we declared $2.0 million in cash dividends, consisting of a dividend of $0.03 per share for the quarter ended June 30, 2014 and a dividend of $0.035 per share for the quarter ended September 30, 2014. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment was paid on June 26, 2014 and the second installment is due on December 31, 2014. The remaining installment payment bears simple interest at a variable annual rate equal to six-month LIBOR plus a 3 percentage point margin. We expect to fund the remaining installment payment through cash on hand and future cash flow generated from operations. See Note 9, “Borrowing and Deferred Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the installment payments.

We assumed loans of approximately $723,000 related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid in full during the quarter ended September 30, 2014.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at September 30, 2014 was $13.9 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts as of September 30, 2014. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventories;

•	loss of key customers;

•	the availability of production capacity, whether internally or from external suppliers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

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

In fiscal 2014, we completed the acquisition of an 8-bit microcontroller product line. Further, we have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

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

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Alternatively, actions in emerging markets, such as China, to limit inflation or to address asset or other “bubbles” could also adversely affect gross domestic product or the growth thereof, and result in reduced product orders or increased bad debt expense for us.

In addition, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in certain foreign countries.

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

We depend on subcontractors for the assembly and testing of our products. The substantial majority of our products are assembled by subcontractors located outside of the United States. Assembly subcontractors generally work on narrow margins and have limited capital. We have encountered assembly subcontractors who have ceased or reduced production because of financial problems. We engage assembly subcontractors who operate while in insolvency proceedings or whose financial stability is uncertain. The unexpected cessation of production or reduction in production by one or more of our assembly subcontractors could adversely affect our production, our customer relations, our revenues and our financial condition. Our reliance on these subcontractors also involves the following significant risks:

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

Of our net revenues for our fiscal year ended March 31, 2014, 43.6% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

We are subject to income taxes and other taxes in both the United States and foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires significant judgment and estimation. The provision for income taxes can be adversely affected by a variety of factors, including but not limited to changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions, or interpretation of those changes. Significant judgment is required to determine the recognition and measurement attributes prescribed in the authoritative guidance issued by FASB in connection with accounting for income taxes. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, goodwill or cash flows in the period or periods for which such determination is made.

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

Products or technologies developed by others may render our products or technologies obsolete or non-competitive. A fundamental shift in technologies in our product markets would have a material adverse effect on our competitive position within the industry.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and RF Micro Devices. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

We rely on our distributors and sales representatives to sell many of our products.

Most of our products are sold to distributors or through sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the semiconductor industry. We believe that our success will continue to depend upon these distributors and sales representatives. Foreign distributors are typically granted longer payment terms, resulting in higher accounts receivable balances for a given level of sales than domestic distributors. Our risk of loss from the financial insolvency of distributors is, therefore, disproportionally weighted to foreign distributors. In connection with the acquisition of an 8-bit microcontroller business during fiscal 2014, we acquired a new set of distributor and sales representative relationships, some of which may be challenging to maintain at the same level of productivity. If any significant distributor or sales representative experiences financial difficulties, or otherwise becomes unable or unwilling to promote and sell our products, our business could be harmed. For example, All American Semiconductor, Inc., one of our former distributors, filed for bankruptcy in April 2007.

Our future success depends on the continued service of management and key engineering personnel and our ability to identify, hire and retain additional personnel.

Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D., our Chief Executive Officer, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, application and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

Acquisitions, expansion, technological and administrative changes and software conversions and updates place a significant strain on our information systems.

Presently, because of our acquisitions, we are operating a number of different information systems that are not integrated. As a consequence, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. In our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. Manual steps also increase the possibility of control deficiencies and material weaknesses.

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

We manage and store proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

New regulations related to conflict minerals will force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there will be additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, we may face reputational challenges with our customers and other stakeholders as we have in the past and may in the future be unable to sufficiently verify the origins of all minerals used in our products. Finally, these rules bring implementation challenges. We may not successfully implement effective procedures to timely or adequately comply with these rules.

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

Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan, Russia and Israel, which are currently experiencing political instability. Additionally, we have accounting operations in the Philippines, an external foundry is located in South Korea and assembly subcontractors are located in Indonesia, the Philippines and South Korea.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 23, 2014, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Date: November 7, 2014

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