Form 10-Q
period 2014-12-31
IXYS CORP /DE/
filed 2015-02-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 23, 2015 was 31,649,158.

IXYS CORPORATION

FORM 10-Q

December 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$112,989	$98,438
Restricted cash	297	337
Accounts receivable, net of allowances of $2,953 at December 31, 2014 and $3,013 at March 31, 2014	37,829	45,707
Inventories	89,140	93,028
Prepaid expenses and other current assets	3,169	9,520
Deferred income taxes	7,646	7,975

Total current assets	251,070	255,005
Property, plant and equipment, net	45,565	50,569
Intangible assets, net	11,802	16,347
Goodwill	27,641	25,164
Deferred income taxes	24,291	24,316
Other assets	15,229	11,781

Total assets	$375,598	$383,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$931	$2,468
Current portion of loans payable	45,854	1,028
Accounts payable	10,671	15,684
Accrued expenses and other current liabilities	19,480	50,166

Total current liabilities	76,936	69,346
Capitalized lease obligations, net of current portion	73	723
Long-term loans, net of current portion	4,123	19,831
Pension liabilities	12,966	15,545
Other long-term liabilities	7,093	7,105

Total liabilities	101,191	112,550

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,116,884 issued and 31,649,158 outstanding at December 31, 2014 and 38,016,909 issued and 31,353,819 outstanding at March 31, 2014	381	380
Additional paid-in capital	208,862	206,290
Treasury stock, at cost: 6,467,726 common shares at December 31, 2014 and 6,663,090 common shares at March 31, 2014	(57,059)	(58,782)
Retained earnings	130,446	117,715
Accumulated other comprehensive income (loss)	(8,223)	5,029

Total stockholders’ equity	274,407	270,632

Total liabilities and stockholders’ equity	$375,598	$383,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenues	$81,326	$89,348	$255,841	$246,435
Cost of goods sold	55,811	63,565	179,156	171,614

Gross profit	25,515	25,783	76,685	74,821

Operating expenses:
Research, development and engineering	6,289	7,894	20,487	23,034
Selling, general and administrative	10,191	10,028	31,668	30,654
Amortization of acquired intangible assets	1,419	3,425	4,545	7,096

Total operating expenses	17,899	21,347	56,700	60,784

Operating income	7,616	4,436	19,985	14,037
Other income (expense):
Interest income	57	40	153	116
Interest expense	(392)	(458)	(1,124)	(1,151)
Other income (expense), net	108	(801)	2,481	(2,136)

Income before income tax provision	7,389	3,217	21,495	10,866
Provision for income tax	(767)	(2,665)	(5,551)	(4,952)

Net income	$6,622	$552	$15,944	$5,914

Net income per share:
Basic	$0.21	$0.02	$0.51	$0.19

Diluted	$0.21	$0.02	$0.50	$0.19

Cash dividends per common share	$0.035	$0.03	$0.10	$0.09

Weighted average shares used in per share calculation:
Basic	31,585	31,192	31,488	31,088

Diluted	32,231	32,032	32,173	31,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$6,622	$552	$15,944	$5,914
Foreign currency translation adjustments	(4,828)	2,151	(12,928)	8,066
Changes in market value of investments:
Changes in unrealized loss, net of tax benefits of $(151) and $(493) for the three and nine months ended December 31, 2014 and net of tax benefits of $(101) and $(119) for the three and nine months ended December 31, 2013	(281)	(188)	(919)	(223)
Reclassification adjustment for net losses (gains) realized in net income, net of tax expenses of $331 and $320 for the three and nine months ended December 31, 2014 and net of tax expense (benefit) of $0 and $(31) for the three and nine months ended December 31, 2013	614	—	595	(58)

Net change in market value of investments	333	(188)	(324)	(281)

Total comprehensive income	$2,127	$2,515	$2,692	$13,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$15,944	$5,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,231	14,706
Provision for receivable allowances	7,264	6,389
Net change in inventory provision	2,072	1,392
Foreign currency adjustments on intercompany amounts	(3,078)	760
Stock-based compensation	2,127	2,033
Loss (gain) on investments and disposal of fixed assets	838	(256)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(1,110)	(6,779)
Inventories	(3,941)	(6,665)
Prepaid expenses and other current assets	5,464	(584)
Other assets	615	(942)
Accounts payable	(4,934)	(146)
Accrued expenses and other liabilities	(374)	2,278
Pension liabilities	(1,021)	(1,146)

Net cash provided by operating activities	33,097	16,954

Cash flows from investing activities:
Change in restricted cash	40	(23)
Purchase of business, net of cash and cash equivalents acquired and installment payments	(2,297)	(20,000)
Purchases of investments	(5,887)	—
Purchases of property and equipment	(5,468)	(5,813)
Proceeds from sale of investments	54	324

Net cash used in investing activities	(13,558)	(25,512)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,965)	(1,903)
Repayments of loans and notes payable	(914)	(516)
Repayments of installment payment of business acquisition	(30,000)	—
Proceeds from loans	30,000	—
Proceeds from employee equity plans	2,360	3,456
Purchases of treasury stock	—	(493)
Payment of cash dividends to stockholders	(2,047)	(2,803)

Net cash used in financing activities	(2,566)	(2,259)

Effect of exchange rate fluctuations on cash and cash equivalents	(2,422)	2,508

Net increase (decrease) in cash and cash equivalents	14,551	(8,309)
Cash and cash equivalents at beginning of period	98,438	107,116

Cash and cash equivalents at end of period	$112,989	$98,807

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

In November 2014, FASB issued a new standard on pushdown accounting in business acquisitions. The standard provides guidance on whether and at what threshold an acquired entity that is a business can apply pushdown accounting in its separate financial statements. This standard was effective for us on November 18, 2014 and the adoption of the standard did not have significant impact on our financial statements.

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

The aggregate purchase price for the acquired assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment and interest were paid on June 26, 2014 and the second installment and interest were paid on December 23, 2014. The installment payments and interest were included in “Accrued expenses and other current liabilities” on our March 31, 2014 condensed consolidated balance sheet.

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

The following pro forma summary gives effect to the acquisition of the Acquired MCU Business as if it had occurred at the beginning of fiscal 2013. The pro forma financial information reflects the business combination accounting effects resulting from this acquisition including our amortization charges from acquired intangible assets, the acquisition related expenses and the interest expenses on installment payments of the acquisition. The summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods.

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for the three months ended December 31, 2013 includes the historical financial results of IXYS Corporation for the three months ended December 31, 2013; the financial information for the nine months ended December 31, 2013 includes the historical financial results of IXYS Corporation for the nine months ended December 31, 2013 and the historical financial results of the Acquired MCU Business for the three months ended March 31, 2013 (in thousands, except per share data):

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
	(unaudited)	(unaudited)
Pro forma net revenues	$89,348	$270,333

Pro forma net income	$2,817	$12,972

Pro forma net income per share (basic)	$0.09	$0.42

Pro forma net income per share (diluted)	$0.09	$0.41

Other Acquisition

In the quarter ended June 30, 2014, we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired. The acquisition resulted in a preliminary goodwill of $2.8 million and we assumed debt of $723,000. The goodwill balance as of December 31, 2014 reflected a cumulative reduction of $304,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our unaudited condensed consolidated financial statements for the current period. As of December 31, 2014, we are in the process of reviewing the fair value calculation prior to finalizing the purchase price allocation during the quarter ended March 31, 2015. The finalization of the valuation is not expected to have a material effect on our consolidated financial position.

Equity Investment

On December 12, 2014, we acquired 24.3% of the outstanding common shares of Automated Technology (Phil.), Inc., or ATEC, for a purchase price of $5.9 million. ATEC is a supplier located in the Philippines that provides assembly and test services and the acquisition is part of a vertical integration strategy. The investment is accounted for by the equity method and is included in “Other assets” on our unaudited condensed consolidated balance sheet.

The investment was initially recorded at cost. Subsequent periodic adjustments to cost will be made to record our share in the operating results of ATEC, subsequent cash contributions and distributions and our share of the differences between the fair value and carrying cost of assets acquired and liabilities assumed. Due to the short period between the investment and the quarter-end, we did not recognize any equity income or loss during the quarter ended December 31, 2014. As of December 31, 2014, based on the unaudited financial statements of ATEC, ATEC had total assets of $23.2 million and total liabilities of $7.4 million.

We incurred approximately $14,000 in legal and consulting expense for the transaction. The costs incurred were expensed and included in “Selling, general and administrative expenses” on our unaudited condensed consolidated statements of operations.

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

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2014 and March 31, 2014 (in thousands):

	December 31, 2014 (1)			March 31, 2014 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$71,303	$71,303	$—	$59,706	$59,706	$—
Marketable equity securities (3)	2,692	2,692	—	4,158	4,158	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	(42)	—	(42)	(112)	—	(112)

Total	$74,303	$73,995	$308	$64,102	$63,864	$238

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and, our ability and intent to hold or sell the securities. Based on our review, we recognized an other than temporary impairment loss of $945,000 in marketable equity securities during the quarter ended December 31, 2014.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 9, “Borrowing and Installment Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2014 and March 31, 2014. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our pension liabilities, net of plan assets approximate fair value. See Note 10, “Pension Plans” for a discussion of pension liabilities. Our indebtedness for borrowed money and our installment payment obligations at March 31, 2014 approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $50.0 million and $51.6 million as of December 31, 2014 and March 31, 2014, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, and our installment payment obligations at March 31, 2014, which consisted of the installment payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement.

5. Other Assets

Other assets consist of the following (in thousands):

	December 31,	March 31,
	2014	2014
	(unaudited)
Marketable equity securities	$2,692	$4,158
Auction rate preferred securities	350	350
Long-term equity method investments	11,369	5,921
Other items	818	1,352

Total	$15,229	$11,781

Our marketable equity securities and ARPS are classified as available-for-sale-securities. During the quarter ended December 31, 2014, we recognized an other than temporary impairment of $945,000 in our investments in marketable equity securities. The impairment loss was included in “Other income (expenses), net” on our unaudited condensed consolidated statements of operations. See Note 4, “Fair Value” for further information regarding our evaluation of marketable equity securities.

On December 12, 2014, we invested $5.9 million to subscribe 24.3% of the outstanding common shares of ATEC. The investment was accounted for using the equity method.

6. Inventories

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2014	2014
	(unaudited)
Raw materials	$21,577	$19,957
Work in process	40,181	44,165
Finished goods	27,382	28,906

Total	$89,140	$93,028

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	March 31,
	2014	2014
	(unaudited)
Uninvoiced goods and services	$9,427	$9,098
Compensation and benefits	4,962	6,880
Income taxes	2,589	—
Short-term installment payment obligations	—	30,781
Commission, royalties and other	2,502	3,407

Total	$19,480	$50,166

8. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. The acquisition of the Acquired MCU Business was completed on June 27, 2013 and resulted in goodwill of $25.2 million. We recorded preliminary goodwill of $2.8 million related to a small acquisition completed during the quarter ended June 30, 2014. The goodwill balance as of December 31, 2014 reflected a cumulative reduction of $304,000 caused by changes in the foreign exchange translation rate.

The components in identified intangible assets of our company as of December 31, 2014 and March 31, 2014 were as follows (in thousands):

	December 31, 2014			March 31, 2014
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(unaudited)			(unaudited)
Developed intellectual property	$16,304	$7,309	$8,995	$16,304	$4,984	$11,320
Customer relationships	13,020	10,714	2,306	13,020	8,695	4,325
Contract backlog	7,155	7,155	—	7,155	7,155	—
Other intangible assets	1,608	1,107	501	1,608	906	702

Total identifiable intangible assets	$38,087	$26,285	$11,802	$38,087	$21,740	$16,347

9. Borrowing and Installment Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2014, the outstanding principal under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of December 31, 2014 was 1.92%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2014, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank. This loan is partially collateralized by a security interest in our facility in Lampertheim, Germany and is expected to be paid in full on June 30, 2020. The outstanding balance at December 31, 2014 was €3.7 million, or $4.5 million.

The interest rate on the loan is determined by adding the then effective three month Euribor rate and a margin. The margin can range from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate on the loan as of December 31, 2014 was 2.69%. The swap is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $203,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. At December 31, 2014, we complied with the financial covenants. The loan is partially collateralized by a security interest in the facility owned by our company in Lampertheim, Germany.

Acquired MCU Business Installment Payments

We were obligated to pay $30.0 million in two installment payments of $15.0 million each as partial purchase price for the Acquired MCU Business. The first installment and interest were paid on June 26, 2014 and the second installment and interest were paid on December 23, 2014. The installment payments and interest accrual were included in “Accrued expenses and other current liabilities” on our March 31, 2014 condensed consolidated balance sheet.

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

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan is held by a separate legal entity. As of December 31, 2014, the German defined benefit plan was completely unfunded. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2015. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Service cost	$26	$27	$78	$82
Interest cost on projected benefit obligation	443	479	1,383	1,398
Expected return on plan assets	(469)	(428)	(1,460)	(1,248)
Recognized actuarial loss	17	59	53	172

Net periodic pension expense	$17	$137	$54	$404

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of December 31, 2014 and March 31, 2014, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	December 31, 2014				March 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$2,612	$—	$—	$2,612	$1,523	$—	$—	$1,523
Currency contracts	—	(15)	—	(15)	—	(4)	—	(4)
Equity	19,061	581	6	19,648	20,946	439	2	21,387
Fixed interest	743	6,030	1	6,774	749	5,323	1	6,073
Mortgage backed securities	—	16	—	16	—	15	—	15
Swaps and other	—	121	—	121	1	18	—	19

Total	$22,416	$6,733	$7	$29,156	$23,219	$5,791	$3	$29,013

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the nine months ended December 31, 2014, there were 99,975 shares purchased under the Purchase Plan, leaving approximately 337,515 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classifications	2014	2013	2014	2013
	(unaudited)		(unaudited)
Cost of goods sold	$110	$101	$320	$350
Research, development and engineering	224	247	602	703
Selling, general and administrative expenses	415	344	1,205	980

Stock-based compensation effect in income before taxes	749	692	2,127	2,033
Provision for income taxes (1)	262	242	744	712

Net stock-based compensation effects in net income	$487	$450	$1,383	$1,321

(1)	Calculated at the U.S. statutory federal income tax rate of 35% in fiscal 2015 and fiscal 2014.

During the nine months ended December 31, 2014, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2014, approximately $5.1 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the 1999 Employee Stock Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the nine months ended December 31, 2014 and 2013, were based on estimates at the date of grant as follows:

	Stock Options (1)				Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(unaudited)				(unaudited)
Weighted average estimated fair value of grant per share	na	na	$5.54	$4.95	$2.90	$2.94	$2.90	$2.75
Risk-free interest rate	na	na	1.8%	1.9%	0.1%	0.1%	0.1%	0.1%
Expected term in years	na	na	6.3	6.1	0.5	0.5	0.5	0.5
Volatility	na	na	52.2%	55.5%	38.7%	35.0%	36.9%	37.0%
Dividend yield	na	na	1.01%	0%	1.05%	0%	1.06%	0%

(1)	No stock options were granted during the quarters ended December 31, 2014 and 2013.

Activity with respect to outstanding stock options for the nine months ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)
			(000)
Balance at March 31, 2014	5,201,635	$10.22
Options granted	249,000	$11.83
Options exercised	(313,750)	$8.59	$1,231
Options cancelled	(75,250)	$11.37
Options expired	(74,500)	$11.17

Balance at December 31, 2014	4,987,135	$10.37

Exercisable at December 31, 2014	3,828,885	$10.16
Exercisable at March 31, 2014	3,865,885	$10.00

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended December 31, 2014 and 2013 were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(12,928)	(919)	—	(13,847)
Net losses (gains) reclassified from accumulated other comprehensive income	—	595	—	595

Net current period other comprehensive income (loss)	(12,928)	(324)	—	(13,252)

Balance as of December 31, 2014	$(2,393)	$1	$(5,831)	$(8,223)

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income (loss) before reclassifications	8,066	(223)	—	7,843
Net losses (gains) reclassified from accumulated other comprehensive income	—	(58)	—	(58)

Net current period other comprehensive income (loss)	8,066	(281)	—	7,785

Balance as of December 31, 2013	$11,048	$(221)	$(6,135)	$4,692

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2014 and 2013 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Impacted Line Item on Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net gain on investments	$—	$—	$30	$89	Other income (expense), net
Impairment of marketable securities	(945)	—	(945)	—	Other income (expense), net

Subtotal	(945)	—	(915)	89	Income before income tax provision
Tax impact	331	—	320	(31)	Provision for income tax

Total reclassifications for the period	$(614)	$—	$(595)	$58	Income before income tax provision

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$6,622	$552	$15,944	$5,914

Weighted average shares—basic	31,585	31,192	31,488	31,088

Weighted average shares—diluted	32,231	32,032	32,173	31,838

Net income per share—basic	$0.21	$0.02	$0.51	$0.19

Net income per share—diluted	$0.21	$0.02	$0.50	$0.19

Diluted weighted average shares includes approximately 646,000 and 840,000 common equivalent shares from stock options for the three months ended December 31, 2014 and 2013, and approximately 685,000 and 750,000 common equivalent shares from stock options for the nine months ended December 31, 2014 and 2013.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock units using the treasury stock method. During the three and nine months ended December 31, 2014, there were outstanding weighted average options to purchase 2,687,092 and 2,557,883 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. During the three and nine months ended December 31, 2013, there were outstanding weighted average options to purchase 3,002,055 and 2,780,263 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment. This operating segment is comprised of semiconductor products used primarily in power-related applications. While we have separate legal subsidiaries with discrete financial information, we have one chief operating decision maker with highly integrated businesses. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
United States	$20,506	$21,959	$64,512	$66,043
Europe and the Middle East
France	2,208	1,097	5,957	3,729
Germany	7,720	7,376	24,195	24,538
Italy	1,189	1,280	3,571	3,274
Russia	1,621	717	4,482	2,096
Sweden	1,138	1,142	3,732	3,810
United Kingdom	4,752	4,177	15,953	14,924
Other	6,020	7,145	19,913	21,062
Asia Pacific
China	20,949	27,631	61,831	62,572
Japan	1,675	1,238	5,637	4,644
Korea	4,661	5,503	16,789	12,807
Malaysia	1,197	881	4,319	2,504
Singapore	2,753	3,048	8,823	8,792
Other	2,671	2,631	8,514	6,720
Rest of the World
India	1,150	1,147	3,779	3,694
Other	1,116	2,376	3,834	5,226

Total	$81,326	$89,348	$255,841	$246,435

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Power semiconductors	$52,245	$52,688	$165,993	$164,074
Integrated circuits	23,484	31,155	70,804	65,755
Systems and RF power semiconductors	5,597	5,505	19,044	16,606

Total	$81,326	$89,348	$255,841	$246,435

For the three and nine months ended December 31, 2014, a distributor accounted for 10.3% and 10.0% of our net revenues, respectively. For the nine months ended December 31, 2013, this distributor accounted for 11.4% of our net revenues. For the nine months ended December 31, 2014 and 2013, another distributor accounted for 10.6% and 10.2% of our net revenues, respectively.

15. Income Taxes

For the three and nine months ended December 31, 2014, we recorded income tax provisions of $767,000 and $5.6 million, reflecting effective tax rates of 10.4% and 25.8%, respectively. For the three and nine months ended December 31, 2013, we recorded income tax provisions of $2.7 million and $5.0 million, reflecting effective tax rates of 82.8% and 45.6%, respectively. For the three and nine months ended December 31, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

16. Commitments and Contingencies

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At December 31, 2014, the outstanding principal under the credit agreement was $45.0 million. See Note 9, “Borrowing and Installment Payment Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2014 and March 31, 2014.

17. Subsequent Events

On February 2, 2015, we signed an agreement to acquire RadioPulse, Inc., or RadioPulse. The purchase price consists of up to $16.5 million in cash and up to $6.0 million of earnout payments during the next three years. RadioPulse is a Korean semiconductor company that focuses on wireless connectivity in various market applications. During the year ended December 31, 2014, RadioPulse’s revenues were approximately $7.9 million. The acquisition is expected to be consummated by March 31, 2015.

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

Over the past three quarters, our quarterly net revenues have decreased. Our revenues from sales of power semiconductors and ICs decreased, while our revenues from sales of RF power semiconductors and systems fluctuated. Comparing the same periods, sales to the United States and Asia Pacific region decreased and sales to Europe and the Middle East fluctuated from quarter to quarter. During the past three quarters, gross profit margins have increased, primarily due to shifts in product mix toward higher margin products. Research, development and engineering expenses, or R&D expenses, decreased during the past three quarters due to lower personnel expenses and reduced expenditures on R&D projects. Our selling, general and administrative expenses, or SG&A expenses, decreased as well during the past three quarters because of reduced sales expenses in relation to reduced revenues. In terms of percentages of revenues, we expect our SG&A and R&D expenses to remain relatively flat in the quarter ended March 31, 2015.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 55.2% of our revenues in the nine months ended December 31, 2014 and 57.7% of our net revenues in the nine months ended December 31, 2013 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2014 and 2013, approximately $1.5 million and $1.1 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additional allowances reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2014 (in thousands):

(unaudited)
Balance at March 31, 2014	$1,071
Additions	1,575
Deductions	(1,474)

Balance at June 30, 2014	1,172
Additions	1,316
Deductions	(1,303)

Balance at September 30, 2014	1,185
Additions	1,592
Deductions	(1,629)

Balance at December 31, 2014	$1,148

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2014	$24,304
Utilization or sale	(282)
Scrap	(1,401)
Additional accrual	1,102
Foreign currency translation adjustments	(20)

Balance at June 30, 2014	23,703
Utilization or sale	(622)
Scrap	(352)
Additional accrual	1,514
Foreign currency translation adjustments	(504)

Balance at September 30, 2014	23,739
Utilization or sale	(423)
Scrap	(395)
Additional accrual	864
Foreign currency translation adjustments	(301)

Balance at December 31, 2014	$23,484

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2014, our lower of cost or market reserve was $356,000.

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

Results of Operations — Three and Nine Months Ended December 31, 2014 and 2013

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$81,326	(9.0)	$89,348	$255,841	3.8	$246,435
Cost of goods sold	55,811	(12.2)	63,565	179,156	4.4	171,614

Gross profit	$25,515	(1.0)	$25,783	$76,685	2.5	$74,821

Operating expenses:
Research, development and engineering	$6,289	(20.3)	$7,894	$20,487	(11.1)	$23,034
Selling, general and administrative	10,191	1.6	10,028	31,668	3.3	30,654
Amortization of acquired intangible assets	1,419	(58.6)	3,425	4,545	(35.9)	7,096

Total operating expenses	$17,899	(16.2)	$21,347	$56,700	(6.7)	$60,784

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended December 31,		% of Net Revenues Nine Months Ended December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	68.6	71.1	70.0	69.6

Gross profit	31.4	28.9	30.0	30.4

Operating expenses:
Research, development and engineering	7.7	8.8	8.0	9.3
Selling, general and administrative	12.6	11.2	12.4	12.5
Amortization of acquired intangible assets	1.7	3.9	1.8	2.9

Total operating expenses	22.0	23.9	22.2	24.7

Operating income	9.4	5.0	7.8	5.7
Other income (expense)	(0.3)	(1.4)	0.6	(1.3)

Income before income tax	9.1	3.6	8.4	4.4
Provision for income tax	(1.0)	(3.0)	(2.2)	(2.0)

Net income	8.1	0.6	6.2	2.4

Net Revenues

The following table sets forth the revenues for each of our product groups for the fiscal periods indicated:

Revenues (1)	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$52,245	(0.8)	$52,688	$165,993	1.2	$164,074
Integrated circuits	23,484	(24.6)	31,155	70,804	7.7	65,755
Systems and RF power semiconductors	5,597	1.7	5,505	19,044	14.7	16,606

Total	$81,326	(9.0)	$89,348	$255,841	3.8	$246,435

(1)	Revenue information includes intellectual property and consulting revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
Power semiconductors	$2.18	6.9	$2.04	$2.16	13.1	$1.91
Integrated circuits	$0.40	(4.8)	$0.42	$0.45	(8.2)	$0.49
Systems and RF power semiconductors	$45.50	90.9	$23.83	$34.63	31.4	$26.36

Units	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	% change	2013	2014	% change	2013
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	23,945	(7.5)	25,885	76,780	(10.7)	85,996
Integrated circuits	57,541	(19.4)	71,404	156,075	25.7	124,147
Systems and RF power semiconductors	123	(46.8)	231	550	(12.7)	630

Total	81,609	(16.3)	97,520	233,405	10.7	210,773

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$24,648	30.3	$22,934	25.7	$77,803	30.4	$73,433	29.8
Asia Pacific	33,906	41.7	40,932	45.8	105,913	41.4	98,039	39.8
Rest of world	2,266	2.8	3,523	3.9	7,613	3.0	8,920	3.6

International revenues	$60,820	74.8	$67,389	75.4	$191,329	74.8	$180,392	73.2
USA	20,506	25.2	21,959	24.6	64,512	25.2	66,043	26.8

Total revenues	$81,326	100.0	$89,348	100.0	$255,841	100.0	$246,435	100.0

The 9.0% decrease in net revenues in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 reflected a decrease of $7.7 million, or 24.6%, in the sale of ICs and a decrease of $443,000, or 0.8%, in the sale of power semiconductors, offset by an increase of $92,000, or 1.7%, in the sale of systems and RF power semiconductors. The decrease in revenues from the sale of ICs was mainly due to the reduced sales from the Acquired MCU Business, which sells primarily to the consumer products market. The decrease in the sale of power semiconductors was broad-based. The revenues from the sale of systems and RF power semiconductors increased mainly due to growth in the sale of subassemblies to the industrial and commercial market.

The 3.8% increase in net revenues in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 reflected an increase of $1.9 million, or 1.2%, in the sale of power semiconductors, an increase of $5.0 million, or 7.7%, in the sale of ICs and an increase of $2.4 million, or 14.7%, in the sale of systems and RF power semiconductors. The increase in power semiconductors included a $2.9 million growth in the sale of MOS products, principally to the medical market and the industrial and commercial market, offset by a $914,000 decrease in the sale of bipolar products, primarily in the industrial and commercial market. The increase in revenues from the sale of ICs was primarily from the Acquired MCU Business and increased sales of solid state relays, primarily to the telecommunications market, offset by decreased sales of other microcontrollers and ASICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to an increase in the sale of subassemblies to the industrial and commercial market.

For the three and nine months ended December 31, 2014 as compared to the comparable periods of the previous fiscal year, the increases in ASPs in power semiconductors were due to shifts in product mix toward higher-priced products. The increases in ASPs in systems and RF power semiconductors were due to changes in product mix among subassemblies. The reductions in the ASPs of ICs were mainly due to shifts in our product mix among microcontrollers.

For the three and nine months ended December 31, 2014 as compared to the three and nine months ended December 31, 2013, the decreases in unit shipments of our power semiconductors were broad-based across product lines. The decreases in systems and RF power semiconductors units were caused by lower shipments of RF power devices. The fluctuations in IC units were principally the result of changes in the shipments of Acquired MCU Business products.

Intellectual property revenues, consisting of sales, licensing fees and royalties, for the three and nine months ended December 31, 2014 were $233,000 and $907,000, respectively, as compared to $1.4 million and $2.6 million for the three and nine months ended December 31, 2013.

For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, we experienced decreased sales to all of our major application markets. For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, sales to the consumer market and industrial and commercial market increased while sales to the medical and telecom markets declined.

For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, our sales to Europe and the Middle East increased and our sales to other geographic areas decreased. For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, sales to Europe and the Middle East and the Asia Pacific Area increased and sales to other geographic areas decreased.

For the three and nine months ended December 31, 2014, a distributor accounted for 10.3% and 10.0% of our net revenues, respectively. For the nine months ended December 31, 2013, this distributor accounted for 11.4% of our net revenues. For the nine months ended December 31, 2014 and 2013, another distributor accounted for 10.6% and 10.2% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit margin increased to 31.4% in the three months ended December 31, 2014 from 28.9% in the three months ended December 31, 2013. Gross profit margin fell to 30.0% in the nine months ended December 31, 2014 from 30.4% in the nine months ended December 31, 2013. For both the three and nine months ended December 31, 2014 as compared to comparable periods of the prior fiscal year, the gross profit margins were negatively affected by lower utilization of certain facilities, offset by favorable changes in product mix towards higher-margin products. Further, during the nine months ended December 31, 2013, the gross profit margin was positively affected by the impact of transitioning the Acquired MCU Business.

Expressed in dollars, gross margin decreased by $268,000 for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 and increased by $1.9 million for the nine months ended December 31, 2014 as compared to the comparable period of prior fiscal year. The changes were largely the result of changes in the product mix of revenues of the comparative period.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2014 were 7.7% and 8.0%, respectively, as compared to 8.8% and 9.3% for the three and nine months ended December 31, 2013. For the three months ended December 31, 2014 as compared to the same period of the prior year, the decrease in the percentage related to lower development expenses. For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013, the decrease in the percentage was the result of higher revenues as well as lower development expenses. Expressed in dollars, R&D expenses decreased in both periods primarily because of reduced personnel expenses and the completion of the development phase of a new manufacturing process.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2014 were 12.6% and 12.4% as compared to 11.2% and 12.5% for the three and nine months ended December 31, 2013. Expressed in dollars, SG&A expenses increased for the three and nine months ended December 31, 2014 as compared to the same periods in the prior fiscal year. The increase for the three-month period was due to higher personnel expenses principally related to increased headcount and the increase for the nine-month period was due to increased selling expenses corresponding to increased revenues and to higher personnel expenses principally related to increased headcount.

Amortization of Acquired Intangible Assets

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. For the three and nine months ended December 31, 2014, we recorded amortization expenses on acquired intangible assets of $1.4 million and $4.5 million, respectively. For the three and nine months ended December 31, 2013, we recorded amortization expenses on acquired intangible assets of $3.4 million and $7.1 million, respectively.

Interest Expense

During the three and nine months ended December 31, 2014, our interest expenses were $392,000 and $1.1 million, respectively, as compared to $458,000 and $1.2 million for the three and nine months ended December 31, 2013. The interest expenses during both fiscal years included the accrual of interest on the installment payments for the Acquired MCU Business.

Other Income (Expense), net

In the quarter ended December 31, 2014, other income, net was $108,000 as compared to other expense, net of $801,000 in the quarter ended December 31, 2013. The other income, net in the three months ended December 31, 2014 principally consisted of $995,000 in gains associated with changes in exchange rates for foreign currency transactions, offset by a $945,000 other than temporary impairment of our investments in marketable equity securities. The other expense, net in the three months ended December 31, 2013 consisted principally of $870,000 in losses associated with changes in exchange rates for foreign currency transactions.

For the nine months ended December 31, 2014, other income, net was $2.5 million, as compared to other expense, net of $2.1 million in the nine months ended December 31, 2013. For the nine months ended December 31, 2014, other income, net consisted principally of $3.4 million in gains associated with changes in exchange rates for foreign currency transactions, offset by a $945,000 other than temporary impairment of our investments in marketable equity securities. For the nine months ended December 31, 2013, other expense, net included losses associated with changes in exchange rates for foreign currency transactions of $2.4 million.

Provision for Income Tax

For the three and nine months ended December 31, 2014, we recorded income tax provisions of $767,000 and $5.6 million, reflecting effective tax rates of 10.4% and 25.8%, respectively. For the three and nine months ended December 31, 2013, we recorded income tax provisions of $2.7 million and $5.0 million, reflecting effective tax rates of 82.8% and 45.6%, respectively. For the three and nine months ended December 31, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2013, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

Liquidity and Capital Resources

At December 31, 2014, cash and cash equivalents were $113.0 million as compared to $98.4 million at March 31, 2014.

Our cash provided by operating activities for the nine months ended December 31, 2014 was $33.1 million, an increase of $16.1 million as compared to the $17.0 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to an increase of $8.7 million in net changes in operating assets and liabilities and an increase of $7.5 million in net income and adjustments to reconcile net income.

The increase in net income and total adjustments to reconcile net income was principally caused by the growth in net revenues, a reduction in the effective tax rate, changes in foreign exchange and a reduction in the amortization of intangible assets. The changes in operating assets and liabilities for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 were primarily caused by the following: prepaid expenses and other current assets decreased due to the timing of a tax refund; accounts receivable changed in large part because of reduced revenues in the December 31, 2014 quarter; inventory and accounts payable decreased due to reductions in inventory purchases; accrued expenses and other liabilities decreased due to the timing of accrued payrolls and unvouchered payables.

Our net cash used in investing activities for the nine months ended December 31, 2014 was $13.6 million, as compared to net cash used in investing activities of $25.5 million during the nine months ended December 31, 2013. During the nine months ended December 31, 2014, our uses of cash for investing activities principally reflected capital expenditures of $5.5 million, an equity investment of $5.9 million and an acquisition valued at $2.3 million. During the nine months ended December 31, 2013, we made a payment of $20.0 million for the Acquired MCU Business and we spent $5.8 million on the purchase of property and equipment.

For the nine months ended December 31, 2014, net cash used in financing activities was $2.6 million as compared to net cash used in financing activities of $2.3 million in the nine months ended December 31, 2013. During the nine months ended December 31, 2014, we drew an additional $30.0 million from the line of credit with BOTW and we paid the two remaining installments due for the Acquired MCU Business. In addition, we used $2.0 million for payments of cash dividends to stockholders and $2.9 million for principal repayments on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.4 million. During the nine months ended December 31, 2013, we used $2.8 million for dividends, $2.4 million for principal repayments on capital lease and loan obligations and $493,000 for the purchase of treasury stock, offset by proceeds from employee equity plans of $3.5 million.

At December 31, 2014, capital lease obligations and loans payable totalled $51.0 million. This represented 45.1% of our cash and cash equivalents and 18.6% of our stockholders’ equity.

We are obligated on a €3.7 million, or $4.5 million, loan. The loan has a term ending in June 2020, and bears a variable interest rate, dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $203,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. At December 31, 2014, we complied with all of these financial covenants. The loan may be prepaid in whole or in part at the end of a fiscal quarter without penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At December 31, 2014, the outstanding principal under the credit agreement was $45.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2014, we complied with all of these financial covenants. See Note 9, “Borrowing and Installment Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing and Installment Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the nine months ended December 31, 2014, we paid $2.0 million in cash dividends and accrued $1.1 million for dividends declared in the December 31, 2014 quarter. These dividends consisted of a dividend of $0.03 per share for the quarter ended June 30, 2014 and a dividend of $0.035 per share for the quarters ended September 30, 2014 and December 31, 2014. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment was paid on June 26, 2014 and the second installment was paid on December 23, 2014. See Note 9, “Borrowing and Installment Payment Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of the installment payments.

We assumed loans of approximately $723,000 related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid in full during the quarter ended September 30, 2014.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, these two plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at December 31, 2014 was $13.0 million.

On February 2, 2015, we signed an agreement to purchase RadioPulse, a Korean company. The purchase price includes a cash payment of up to $16.5 million and up to $6.0 million of earnout payments during the next three years. The transaction is expected to be consummated by March 31, 2015.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any significant open derivative contracts as of December 31, 2014. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended December 31, 2014, our net revenues by region were approximately 25.2% in the United States, approximately 30.4% in Europe and the Middle East, approximately 41.4% in the Asia Pacific region and approximately 3.0% in Canada and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Of our net revenues the nine months ended December 31, 2014, 45.1% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

Our relationships with our external foundries do not guarantee prices, delivery or lead times or wafer or product quantities sufficient to satisfy current or expected demand. Generally, these foundries manufacture our products on a purchase order basis. We provide these foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. At any given time, these foundries could choose to prioritize capacity for their own use or other customers or reduce or eliminate deliveries to us. If growth in demand for our products occurs, our external foundries may be unable or unwilling to allocate additional capacity to our needs, thereby limiting our revenue growth. Accordingly, we cannot be certain that these foundries will allocate sufficient capacity to satisfy our requirements. In addition, we cannot be certain that we will continue to do business with these or other foundries on terms as favorable as our current terms. If we are not able to obtain foundry capacity as required, our relationships with our customers could be harmed, we could be unable to fulfill contractual requirements and our revenues could be reduced or our growth limited. Moreover, even if we are able to secure foundry capacity, we may be required, either contractually or as a practical business matter, to utilize all of that capacity or incur penalties or an adverse effect to the business relationship. The costs related to maintaining foundry capacity could be expensive and could harm our operating results. Other risks associated with our reliance on external foundries include:

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

Approximately 29.8% of our total consolidated net sales for the nine months ended December 31, 2014 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, International Rectifier, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and Qorvo. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Approximately 9.1% of our net revenues for the nine months ended December 31, 2014 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 9.1% of our net revenues for the nine months ended December 31, 2014 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 23, 2015, approximately 21.2% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 2, 2015, IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., a Korean company, shareholders of RadioPulse, and a representative of the shareholders, Taek-Shin Kwon, entered into a share purchase agreement, pursuant to which we will purchase shares of capital stock of RadioPulse. The purchase price of the shares consists of up to $16.5 million in cash and up to $6.0 million of earnout payments during the next three years.

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

Date: February 4, 2015

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