Form 10-K
period 2015-03-31
IXYS CORP /DE/
filed 2015-06-11
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2014, was approximately $261,281,622. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 21, 2015 was 31,703,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2015, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2015, or fiscal 2015, power semiconductors constituted approximately 64.8% of our revenues, which included 26.1% of revenues from power MOS transistors and 37.0% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in appliances, telecommunications, display, power management and security systems. In fiscal 2015, ICs constituted approximately 28.2% of our revenues.

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

We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2015, system and RF semiconductors constituted approximately 7.0% of our revenues.

We design our power semiconductor, IC and systems and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2015, our products were used by over 2,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric and Siemens.

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

Our microcontrollers are used to control electronic devices such as remote controllers, motors and user interfaces on appliances. With the growth in telecommunications, data communications and wireless communications, the demand for analog and mixed-signal ICs has grown. Our mixed-signal ICs address the interface between telecommunication and data communication components, both in the central office and in gateway applications, especially with the increased use of the Internet protocol, or IP. Our RF power semiconductors are used in wireless infrastructure and in other microwave communication applications. Technical advancement in the communication industries is expected, in part, to drive the demand for higher performance semiconductors.

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2015, power semiconductors constituted approximately 64.8% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 37.0% of revenues from bipolar products. In fiscal year ended March 31, 2014, or fiscal 2014, power semiconductors constituted approximately 66.3% of our revenues, which included about 25.5% of revenues from power MOS transistors and about 39.1% of revenues from bipolar products. In fiscal year ended March 31, 2013, or fiscal 2013, power semiconductors constituted approximately 71.8% of our revenues, which included about 25.4% of revenues from power MOS transistors and about 44.8% of revenues from bipolar products.

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

•

Power MOSFETs. A power MOSFET, or metal-oxide-silicon field-effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency. Our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications ranging from 40 to 4,500 volts.

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include microcontrollers, mixed-signal application specific ICs, as designed for specific customers and as standard products and power management and control ICs. ICs accounted for 28.2% of our revenues in fiscal 2015, 27.1% of our revenues in fiscal 2014 and 20.7% of our revenues in fiscal 2013.

Microcontrollers.

A microcontroller is a computer-on-a-chip that is optimized to control electronic devices, such as motors and user interfaces on appliances. A microcontroller typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller includes application-specific software provided by the customer and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software. Our ZigBee® wireless microcontrollers offer system-on-a-chip, or SoC, solutions useful for home automation, smart energy and remote sensors. These ZigBee® wireless microcontrollers were acquired through the acquisition of RadioPulse, Inc., or RadioPulse, in May 2015.

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

RF Power Semiconductors

Our RF power devices switch electricity at the high rates necessary to enable the amplification or reception of radio frequencies. Our products include field-effect transistors, or FETs, pseudomorphic-high-electron-mobility transistors, or PHEMTs, Gunn diodes and monolithic microwave integrated circuits, or MMICs. These products are principally gallium arsenide devices, which remain efficient at the high heat and energy levels inherent in RF applications.

Systems and Other Products

We manufacture and sell laser diode drivers, high voltage pulse generators and modulators. We also manufacture and sell high power subsystems, sometimes known as modules or stacks, that are principally based on our high power semiconductor devices.

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

Category	Our Products	End User Applications
Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Thyristor	RF generators
	Rectifier	Renewable energy systems
	IC Driver	Low-power controllers
	Embedded flash microcontroller	Industrial controllers
	8-bit microcontroller	Battery chargers
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
	IC driver	Fans
Solid state relay
8-bit microcontroller
Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET
ZigBee® wireless microcontrollers

Category	Our Products	End User Applications
Telecommunications	SSR	Point-of-sale terminals
	MOSFET	Modems
	LCAS	Set top boxes
	GaAs FET	Wireless base stations
	DAA	Central office
	8-bit microcontroller	Security systems
	Serial communication controller	Telephone switches/PBX
Consumer Products	Display driver IC	Remote Controllers
	8-bit microcontroller	Appliances
	Embedded flash microcontroller	Displays
ZigBee® wireless microcontrollers

We also sell our power semiconductor chips to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2015, we employed 73 people in sales, marketing and customer support and used 34 sales representative organizations and 12 distributors in the Americas and 137 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 55.6% of net revenues in fiscal 2015, 56.8% of net revenues in fiscal 2014 and 57.4% of net revenues in fiscal 2013. One distributor, Allied Group (Hong Kong), accounted for 10.2%, 10.8% and 10.3% of net revenues in fiscal 2015, 2014 and 2013, respectively. Another distributor, Future Electronics, accounted for 10.5% and 13.2% of net revenues in fiscal 2015 and 2013, respectively.

In fiscal 2015, United States sales represented approximately 25.2%, and international sales represented approximately 74.8%, of our net revenues. Of our international sales in fiscal 2015, approximately 39.5% were derived from sales in Europe and the Middle East, approximately 56.4% were derived from sales in the Asia Pacific region and approximately 4.1% were derived from sales in India and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $26.7 million in fiscal 2015, $30.9 million in fiscal 2014 and $28.0 million in fiscal 2013. As of March 31, 2015, we employed 128 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for medical applications;

•	increasing the operating range of our MOS and bipolar products;

•	increasing the operating range of our power diodes and rectifier products;

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers;

•	developing higher power IGBT, thyristor and rectifier modules;

•	developing hybrids and modules with silicon carbide devices;

•	developing power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing high current MOSFETs and IGBTs for power supplies, generators, automotive and portable equipment markets;

•	developing module products for automotive markets;

•	developing module products for electric trains, solar inverters and wind power generators;

•	developing stacks and subsystems for renewable energy markets;

•	developing ICs for telecommunications and flexible displays;

•	developing solar-powered battery charging devices, products and circuits;

•	developing 8-bit and 16-bit embedded flash-based microcontrollers;

•	developing ICs for radio frequency identification, or RFID, tags and RFID tags evaluation boards;

•	developing SoCs with embedded microcontrollers, or MCUs, and ZigBee® wireless connectivity for Internet of Things applications;

•	developing software tools for our 8-bit and MCUs;

•	developing pulse drivers for lasers; and

•	developing application-specific modules for defibrillators.

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

Patents and Other Intellectual Property Rights

As of March 31, 2015, we held 386 issued patents, of which 351 were issued in the U.S. and 35 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

Measured in dollars, we relied on external foundries for approximately 46.0% of our wafer fabrication requirements in fiscal 2015. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 70.4% of our products were, during fiscal 2015, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Regarding these factors, we view our competitive advantage as an ability to respond quickly to customer requests for new product development. On the other hand, we rarely consider our company to be among the most aggressive in pricing. We believe that we are one of a limited group of companies focused on the development and marketing of high power, high performance semiconductors capable of performing all of the basic functions of power semiconductor design and manufacture. Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and Qorvo.

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2015, our backlog of orders was approximately $91.5 million as compared to $101.7 million at March 31, 2014. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2015.

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

Employees

At March 31, 2015, we employed 958 employees, of whom 128 were primarily engaged in engineering and research and development activities, 73 in marketing, sales and customer support, 678 in manufacturing and 79 in administration and finance. Of these employees, 205 hold engineering or science degrees, including 31 Ph.D.s.

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

Given the nature of the markets in which we participate, as well as macroeconomic uncertainties, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year. For example, from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

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

For the fiscal year ended March 31, 2015, our net revenues by region were approximately 25.2% in the United States, approximately 29.6% in Europe and the Middle East, approximately 42.2% in the Asia Pacific region and approximately 3.0% in India and the rest of the world. We expect revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom and the Philippines and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Increases in the value of the Euro or the British pound could cause or increase losses associated with changes in exchange rates for foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Alternatively, fluctuations in currency exchange rates in the face of competitive pricing pressures could lead to lower gross profit margins, as customer prices in one currency fall relative to costs of production experienced in a different currency. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

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

Of our net revenues for our fiscal year ended March 31, 2015, 46.0% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

Approximately 29.0% of our total consolidated net sales for the fiscal year ended March 31, 2015 were derived from Europe. There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions. Continued difficult or declining economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above. Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived debt, currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customers’ cash flow or operating performance. Further, debt or budget crises in European countries may lead to reductions in government spending in certain countries or higher income or corporate taxes, which could depress spending overall. Our results of operations and financial condition could be adversely affected by any of these events.

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

Our revolving line of credit with Bank of the West, or BOTW, expires November 30, 2015. We may not be able to renew the line of credit for a similar principal amount, on other terms that are as favorable as the current terms or on any terms at all.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, Freescale Semiconductor, Microchip, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and Qorvo. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Approximately 8.8% of our net revenues for the fiscal year ended March 31, 2015 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

If our goodwill, acquired intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and we review our acquired intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, acquired intangible assets or long-lived assets may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. From time to time, we have recorded impairment charges and written down the value of goodwill.

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

In addition, approximately 8.8% of our net revenues for the fiscal year ended March 31, 2015 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 21, 2015, approximately 21.2% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use
Aliso Viejo, California	27,000	(1)	Research and development, sales and distribution
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Fremont, California	30,000	November 2017	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	Research and development, manufacturing, sales and distribution
Manila, Philippines	43,000	August 2016	Product testing and global support
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution
Santa Clara, California	21,000	(1)	Manufacturing

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2016 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2015.

Name	Age	Positions
Nathan Zommer	67	Chairman of the Board and Chief Executive Officer
Uzi Sasson	52	President, Chief Financial Officer and Secretary

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2015
High	$12.99	$13.37	$13.03	$12.74
Low	$10.18	$10.48	$9.22	$11.11
Fiscal Year Ended March 31, 2014
High	$12.04	$12.45	$13.14	$14.95
Low	$8.75	$9.09	$9.55	$10.76

The number of record holders of our common stock as of May 21, 2015 was 261. During fiscal 2014, we paid a quarterly cash dividend of $0.03 per share. During fiscal 2015, we paid a quarterly cash dividend of $0.03 per share for the quarter ended June 30, 2014 and a quarterly cash dividend of $0.035 for the remaining quarters of the year. The quarterly dividend is at the discretion of the Board of Directors.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2010 through March 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index and

(iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Item 6.    Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2015, 2014 and 2013, and the balance sheet data as of March 31, 2015 and 2014 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2012 and 2011 and the balance sheet data as of March 31, 2013, 2012 and 2011 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended March 31,
	2015	2014(1)	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$338,767	$336,330	$280,014	$368,004	$363,273
Cost of goods sold	236,802	236,120	195,134	248,760	241,526

Gross profit	101,965	100,210	84,880	119,244	121,747

Operating expenses:
Research, development and engineering	26,667	30,884	28,022	28,847	28,177
Selling, general and administrative	41,810	41,983	39,287	42,063	41,880
Amortization of acquisition-related intangible assets	5,978	10,521	2,244	2,524	6,937
Restructuring charges	—	—	—	—	759
Impairment charges	—	—	—	6,448	702

Total operating expenses	74,455	83,388	69,553	79,882	78,455

Operating income	27,510	16,822	15,327	39,362	43,292
Other expense:
Interest expense, net	(1,157)	(1,422)	(604)	(762)	(1,228)
Other income (expense)	4,077	(1,941)	(41)	1,941	836

Income before income tax provision	30,430	13,459	14,682	40,541	42,900
Provision for income tax	(6,690)	(7,413)	(7,034)	(10,235)	(6,253)

Net income	$23,740	$6,046	$7,648	$30,306	$36,647

Net income per share — basic	$0.75	$0.19	$0.25	$0.97	$1.17

Net income per share — diluted	$0.74	$0.19	$0.24	$0.93	$1.14

Cash dividends per share	$0.14	$0.12	$0.06	$—	$—

Weighted average shares used in per share calculations
Basic	31,531	31,146	31,025	31,344	31,235

Diluted	32,239	31,916	31,695	32,496	32,008

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

	As of March 31,
	2015	2014(1)	2013	2012	2011
	(In thousands)
Selected operating data:
Gross profit margin	30.1%	29.8%	30.3%	32.4%	33.5%
Depreciation and amortization	$17,311	$21,274	$12,492	$13,467	$18,059
Balance sheet data:
Cash and cash equivalents	$121,164	$98,438	$107,116	$98,604	$75,406
Working capital	176,173	185,659	195,278	208,138	181,963
Total assets	373,855	383,182	333,476	343,910	325,189
Total long-term obligations	27,760	43,204	31,640	48,784	51,918
Total stockholders’ equity	267,301	270,632	253,608	254,107	229,229
Cash flow data:
Cash provided by operating activities	$48,194	$19,329	$31,637	$44,446	$33,867
Cash used in investing activities	(15,077)	(27,134)	(11,082)	(12,375)	(8,941)
Cash used in financing activities	(5,129)	(3,344)	(10,856)	(7,707)	(11,401)

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our microcontrollers provide application-specific, embedded SoC solutions for the industrial and consumer markets. Our analog and mixed signal ICs are principally used in telecommunications applications. Our mixed signal application-specific ICs, or ASICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

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

Compared to fiscal 2014, our fiscal 2015 revenues increased slightly. The increase largely resulted from greater sales of ICs, primarily through shipments to the consumer products market in the Asia Pacific region. Our revenues from original equipment manufacturers, or OEMs, increased slightly, while our revenues through distribution declined marginally. Comparing the two years, in fiscal 2015, our sales to all major application markets declined, except to the consumer products market. Our revenues to Europe and the Middle East increased moderately and sales to other major geographic areas, including the United States, declined. Our efforts to implement price increases for some low-margin products sold to OEM customers are expected to lead to reduced revenues for these products in future periods, which may adversely affect our total revenues and increase underutilization charges. The gross profit margin increase for fiscal 2015 was primarily due to a shift in product mix towards higher margin products, offset by underutilized capacity. Our selling expenses increased with an increase in commissionable revenues. Our general and administration expenses decreased primarily due to reduced acquisition-related costs. Our research, development and engineering expenses, or R&D expenses, decreased due to reduced personnel expenses and the completion of the development phase of a new manufacturing process. Over the next year, we expect our selling, general and administrative, or SG&A, expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. Similarly, we expect our R&D expenses to remain fairly consistent over the next year. We expect our amortization of acquisition-related intangible assets to increase during fiscal 2016 as a consequence of our acquisition of RadioPulse in May 2015.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 55.6% of our revenues in fiscal 2015 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2015, 2014 and 2013, approximately $1.7 million, $1.5 million and $2.4 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additional allowances reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2015 (in thousands):

Balance March 31, 2012	$1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	$1,059

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2012	$28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional provision	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional provision	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	$22,753

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2015 and 2014, our lower of cost or market reserves were $444,000 and $474,000, respectively.

Furthermore, we perform an annual inventory count and at certain locations periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

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

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. We operate our business as one reporting unit.

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

Income tax.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

	Years Ended March 31,
	2015	% change	2014	% change	2013
	(000)		(000)		(000)
Net revenues	$338,767	0.7	$336,330	20.1	$280,014
Cost of goods sold	236,802	0.3	236,120	21.0	195,134

Gross profit	$101,965	1.8	$100,210	18.1	$84,880

Operating expenses:
Research, development and engineering	$26,667	(13.7)	$30,884	10.2	$28,022
Selling, general and administrative	41,810	(0.4)	41,983	6.9	39,287
Amortization of acquisition-related intangible assets	5,978	(43.2)	10,521	368.9	2,244

Total operating expenses	$74,455	(10.7)	$83,388	19.9	$69,553

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Years Ending March 31,
	2015 % of Net Revenues	2014 % of Net Revenues	2013 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	69.9	70.2	69.7

Gross profit	30.1	29.8	30.3

Operating expenses:
Research, development and engineering	7.9	9.2	10.0
Selling, general and administrative	12.3	12.5	14.0
Amortization of acquisition-related intangible assets	1.8	3.1	0.8

Total operating expenses	22.0	24.8	24.8

Operating income	8.1	5.0	5.5
Other income (expense)	0.9	(1.0)	(0.3)

Income before income tax	9.0	4.0	5.2
Provision for income tax	(2.0)	(2.2)	(2.5)

Net income	7.0	1.8	2.7

The following table sets forth the revenues for each of our product groups for fiscal 2015, 2014 and 2013:

Net Revenues(1)

	Year Ended March 31,
	2015	% change	2014	% change	2013
	(000)		(000)		(000)
Power semiconductors	$219,445	(1.5)	$222,813	10.9	$200,907
ICs	95,547	4.8	91,189	57.2	57,993
Systems and RF power semiconductors	23,775	6.5	22,328	5.7	21,114

Total	$338,767	0.7	$336,330	20.1	$280,014

(1)	Revenue information includes intellectual property and consulting revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2015, 2014 and 2013:

Average Selling Prices

	Year Ended March 31,
	2015	% change	2014	% change	2013
Power semiconductors	$$2.10	8.8	$1.93	(12.3)	$2.20
ICs	$0.44	(8.3)	$0.48	(44.8)	$0.87
Systems and RF power semiconductors	$34.16	51.9	$22.49	1.3	$22.20

Units

	Year Ended March 31,
	2015	% change	2014	% change	2013
	(000)		(000)		(000)
Power semiconductors	104,345	(9.7)	115,596	26.6	91,276
ICs	216,358	21.7	177,749	177.7	64,015
Systems and RF power semiconductors	696	(29.9)	993	4.4	951

Total	321,399	9.2	294,338	88.4	156,242

The following tables set forth the net revenues by geographic region for fiscal 2015, 2014 and 2013:

	Year Ended March 31,
	2015		2014		2013
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(000)		(000)		(000)
Europe and Middle East	$100,107	29.6	$99,049	29.4	$98,568	35.2
Asia Pacific	143,066	42.2	135,641	40.3	83,404	29.8
Rest of world	10,280	3.0	11,906	3.6	13,253	4.7

International revenues	253,453	74.8	246,596	73.3	195,225	69.7
USA	85,314	25.2	89,734	26.7	84,789	30.3

Total	$338,767	100.0	$336,330	100.0	$280,014	100.0

Comparison of Fiscal 2014 Revenues to Fiscal 2015 Revenues.

The $2.4 million increase in net revenues from fiscal 2014 to fiscal 2015 reflected a $4.4 million, or 4.8%, increase in the sale of ICs and a $1.4 million, or 6.5%, increase in the sale of systems and RF power semiconductors, offset by a $3.4 million, or 1.5%, decrease in the sale of power semiconductors.

The increase in revenues from the sale of ICs was primarily from the 8-bit microcontroller product line, or the Acquired MCU Business, that we acquired in fiscal 2014, and increased sales of solid state relays, offset by decreased sales of other microcontrollers and ASICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to an increase in the sale of subassemblies to the industrial and commercial market. The decrease in power semiconductors was mainly due to a $6.2 million decrease in the sale of bipolar products, primarily to the industrial and commercial market, offset by a $2.7 million increase in the sale of MOS products, principally to the industrial and commercial market.

From fiscal 2014 to fiscal 2015, the increases in ASPs in power semiconductors and systems and RF power semiconductors were due to shifts in product mix toward higher-priced products. The reductions in the ASPs of ICs were mainly due to shifts in our product mix among microcontrollers and ASICs. For the same periods, the decreases in unit shipments of our power semiconductors and systems and RF power semiconductors were broad-based across product lines. Except for certain microcontroller product lines, we experienced growth in unit shipments across our IC product lines.

Intellectual property revenues, consisting of sales, licensing fees and royalties, were $1.2 million for fiscal 2015 as compared to $3.0 million for fiscal 2014.

From fiscal 2014 to fiscal 2015, our sales to the consumer products market increased while sales to other major application markets declined. Geographically, sales to Europe and the Middle East and the Asia Pacific region increased and sales to other geographic areas decreased.

In fiscal 2015 and 2014, one distributor accounted for 10.2% and 10.8% of our net revenues, respectively. In fiscal 2015, another distributor accounted for 10.5% of our net revenues.

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

From fiscal 2013 to fiscal 2014, our sales increased in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific region, and to all of our major application markets.

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

Gross Profit.

From fiscal 2014 to fiscal 2015, gross profit increased by $1.8 million and the gross profit margin increased from 29.8% to 30.1%. The growth in gross profit dollars was mainly because of increased net revenues and the higher gross profit margin was primarily due to favorable changes in product mix towards higher-margin products, offset by lower utilization of certain facilities and an increase in the provision for excess inventories.

From fiscal 2013 to fiscal 2014, gross profit increased by $15.3 million and the gross profit margin decreased from 30.3% to 29.8%. The increase in gross profit dollars was largely driven by revenue growth. The lower gross profit margin was primarily due to changes in product mix towards the lower-margin consumer products market and an increase in the accrual for excess inventories.

In each of the last three years, our gross profit and gross profit margin were positively affected by the utilization and sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering.

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. From fiscal 2014 to fiscal 2015, our R&D expenses decreased by $4.2 million and decreased from 9.2% to 7.9% as a percentage of net revenues. The decreases were mainly due to reduced personnel expenses and the completion of the development phase of a new manufacturing process. From fiscal 2013 to fiscal 2014, R&D expenses increased by $2.9 million and decreased from 10.0% to 9.2% as a percentage of net revenues. The increase in R&D expenses was primarily due to an increased product development effort and a license fee while the decrease in percentage primarily resulted from increased net revenues.

Selling, General and Administrative.

In fiscal 2015 as compared to fiscal 2014, SG&A expenses were largely unchanged but decreased to 12.3% from 12.5% as a percentage of net revenues. The decrease in the percentage was the result of higher net revenues. In fiscal 2014, as compared to fiscal 2013, SG&A expenses increased by $2.7 million and decreased from 14.0% to 12.5% as a percentage of net revenues. The increase in SG&A expenses was principally due to higher commission expenses consistent with increased revenues and additional professional and consulting expenses relating to the Acquired MCU Business, offset by reduced share-based compensation; whereas the decrease in the percentage primarily resulted from increased revenues.

Amortization of Acquisition-Related Intangible Assets.

During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business. As a result, we recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For fiscal 2015, 2014 and 2013, amortization expenses on acquisition-related intangible assets were $6.0 million, $10.5 million and $2.2 million, respectively. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

Other Income (Expense).

In fiscal 2015, interest expense, net was $1.2 million as compared to $1.4 million in fiscal 2014 and $604,000 in fiscal 2013. The decrease in interest expense, net from fiscal 2014 to fiscal 2015 resulted from the repayments of the installment payments for the Acquired MCU Business and reduced capital leases, offset by increased interest expense on higher outstanding balance borrowed from the line of credit. The increase in interest expense, net from fiscal 2013 to fiscal 2014 was due to the accrual of interest on the installment payments for the Acquired MCU Business. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the arrangement.

In fiscal 2015, other income, net was $4.1 million as compared to other expense, net of $1.9 million in fiscal 2014 and other expense, net of $41,000 in fiscal 2013, respectively. The other income, net in fiscal 2015 was primarily due to a $5.9 million gain associated with changes in exchange rates for foreign currency transactions, offset by a $1.9 million in other than temporary write-down of our investments in marketable equity securities. The other expense, net in fiscal 2014 mainly consisted of losses associated with changes in exchange rates for foreign currency transactions of $2.4 million, offset by income from investments. The other expense, net in fiscal

2013 included primarily a $1.3 million other than temporary write-down of our investments in marketable equity securities, offset by smaller gains associated with changes in exchange rates for foreign currency transactions and income from investments.

Provision for Income Taxes.

In fiscal 2015, the provision for income taxes reflected an effective tax rate of 22% as compared to 55% in fiscal 2014 and 48% in fiscal 2013. The fiscal 2015 tax rate reflected the benefits of higher income generated in certain foreign jurisdictions with lower tax rates. The fiscal 2014 tax rate was affected by a loss recognized in a lower tax rate jurisdiction and certain discrete items. The loss recognized in the lower tax jurisdiction was primarily due to amortization expenses resulting from the acquisition of the Acquired MCU Business. The fiscal 2013 tax rate reflected increases in valuation allowances applied against foreign deferred tax assets due to non-benefitted losses in certain tax jurisdictions where statutory tax rates are lower than in the countries where our principal operations occur. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding provision for income taxes.

Liquidity and Capital Resources

At March 31, 2015, cash and cash equivalents were $121.2 million as compared to $98.4 million at March 31, 2014 and $107.1 million at March 31, 2013. Over the past three fiscal years, the cash generated by our operations, along with the borrowing under our revolving line of credit, has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2015 was $48.2 million as compared to $19.3 million in fiscal 2014 and $31.6 million in fiscal 2013. For fiscal 2015 as compared to fiscal 2014, the increase in cash provided by operating activities of $28.9 million was primarily due to an increase of $15.1 million in net changes in operating assets and liabilities and an increase of $13.8 million in net income and total adjustments to reconcile net income, primarily due to a $17.7 million increase in net income, which was partially offset by a $5.8 million reduction caused by the foreign currency translation of intercompany transactions.

Changes in assets and liabilities for fiscal 2015 compared to fiscal 2014 included the following: Prepaid and other current assets decreased because of the timing of tax refunds, accounts receivables decreased due to the timing of revenues, accounts payable and inventories decreased due to a reduction in the purchase and manufacture of inventories and accrued expenses and other liabilities decreased in large part as a result of changes in income tax accruals.

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

We used $15.1 million in net cash for investing activities during fiscal 2015, as compared to $27.1 million in fiscal 2014 and $11.1 million in fiscal 2013. In fiscal 2015, 2014 and 2013, we spent $8.2 million, $20.0 million and $4.5 million, respectively, on the purchases of investments and business acquisitions and we spent $7.0 million, $7.6 million and $7.2 million on capital expenditures, respectively. Over the past three fiscal years, the capital expenditures were principally for equipment required to maintain or increase our production capacity.

For fiscal 2015, net cash used in financing activities was $5.1 million, as compared to net cash used in financing activities of $3.3 million in fiscal 2014 and net cash used in financing activities of $10.9 million in fiscal 2013. In fiscal 2015, we drew an additional $30.0 million from our line of credit and we paid the two remaining installments due for the Acquired MCU Business. In addition, we used $4.3 million for payments of cash dividends to stockholders and $3.6 million for principal repayments on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.6 million.

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

At March 31, 2015, capital lease obligations and loans payable totaled $49.7 million. This represented 41.0% of our cash and cash equivalents and 18.6% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

At March 31, 2015, we were obligated on a €3.5 million, or $3.8 million, loan from IKB Deutsche Industriebank AG, or IKB. The loan had a term ending in June 2020, and bore a variable interest rate, which was dependent upon the current Euribor rate and the ratio of indebtedness to cash flow for the German subsidiary. Each fiscal quarter a principal payment of €167,000, or about $181,000, and a payment of accrued interest were required. Financial covenants included a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary. The loan was collateralized by a security interest in the facility in Lampertheim, Germany. At March 31, 2015, we complied with the financial covenants.

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or $256,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. See Note 18, “Subsequent Events” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information about the borrowing.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2015, the outstanding principal balance under the credit agreement was $45.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2015, we complied with all of these financial covenants. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of our credit arrangements.

In fiscal 2015 and 2014, we paid $4.3 million and $3.7 million in dividends, respectively, through a quarterly cash dividend of up to $0.035 per share. The quarterly dividend is at the discretion of the Board of Directors.

On June 27, 2013, we purchased the Acquired MCU Business. The aggregate purchase price for the transferred assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment was paid on June 26, 2014 and the second installment was paid on December 23, 2014. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of the installment payments.

On May 1, 2015, we acquired RadioPulse. At closing, we paid cash consideration of $14.9 million. The total consideration may also include earnout payments aggregating up to $6.0 million and payable over three years. We incurred $193,000 in legal and consulting costs in connection with the acquisition.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2015 was $17.2 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2015, we had $121.2 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, the inability to renew or replace our revolving line of credit in whole or in part or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2015. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2015 to make future payments under contracts are set forth below (in thousands):

Contractual Obligations(1)(2)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)	$4,223	$790	$1,580	$1,567	$286
Current debt(3)	45,000	45,000	—	—	—
Capital lease obligations(4)	468	468	—	—	—
Operating lease obligations	6,457	1,442	2,310	1,636	1,069
Other purchase obligations(5)	24,342	20,671	3,671	—	—

Total	$80,490	$68,371	$7,561	$3,203	$1,355

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plans” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to our uncertain tax positions. Therefore, $8.2 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 8 “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more details.

(4)	Includes anticipated interest payments. The capital lease obligations of $468,000 include interest payments totaling $4,000.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2015, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2015 would have had the effect of reducing our net income by an amount less than $2.0 million. As our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk and our cash and cash equivalents exceeded our variable rate borrowings, this sensitivity analysis was accomplished by offsetting our variable rate borrowings against our cash and cash equivalents and then estimating the impact of a 100 basis point reduction in interest rates on such adjusted cash balances.

We have interest rate risk from a $50.0 million revolving line of credit with BOTW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. All amounts owed under the credit agreement are due and payable on November 30, 2015. At March 31, 2015, the outstanding principal balance under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2015 was 1.94%.

Revenues from our foreign subsidiaries were approximately 55.8% of total revenues in fiscal 2015. To the extent not U.S. dollar denominated, these revenues are primarily denominated in Euros and British pounds. Our risk to foreign currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Most of our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2015 by less than $4.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) — issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2015 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Francisco, California

June 11, 2015

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$121,164	$98,438
Restricted cash	266	337
Accounts receivable, net of allowances of $2,768 at March 31, 2015 and $3,013 at March 31, 2014	41,042	45,707
Inventories	82,005	93,028
Prepaid expenses and other current assets	3,413	9,520
Deferred income taxes	7,077	7,975

Total current assets	254,967	255,005
Property, plant and equipment, net	42,545	50,569
Intangible assets, net	10,384	16,347
Goodwill	27,375	25,164
Deferred income taxes	24,880	24,316
Other assets	13,704	11,781

Total assets	$373,855	$383,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$464	$2,468
Current portion of loans payable	45,790	1,028
Accounts payable	12,675	15,684
Accrued expenses and other current liabilities	19,865	50,166

Total current liabilities	78,794	69,346
Capitalized lease obligations, net of current portion	—	723
Long term loans, net of current portion	3,433	19,831
Pension liabilities	17,232	15,545
Other long term liabilities	7,095	7,105

Total liabilities	106,554	112,550

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,116,884 issued and 31,674,782 outstanding at March 31, 2015 and 38,016,909 issued and 31,353,819 outstanding at March 31, 2014	381	380
Additional paid-in capital	209,707	206,290
Treasury stock, at cost: 6,442,102 common shares at March 31, 2015 and 6,663,090 common shares at March 31, 2014	(56,833)	(58,782)
Retained earnings	137,134	117,715
Accumulated other comprehensive income (loss)	(23,088)	5,029

Total stockholders’ equity	267,301	270,632

Total liabilities and stockholders’ equity	$373,855	$383,182

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share data)
Net revenues	$338,767	$336,330	$280,014
Cost of goods sold	236,802	236,120	195,134

Gross profit	101,965	100,210	84,880

Operating expenses
Research, development and engineering	26,667	30,884	28,022
Selling, general and administrative	41,810	41,983	39,287
Amortization of acquired intangible assets	5,978	10,521	2,244

Total operating expenses	74,455	83,388	69,553

Operating income	27,510	16,822	15,327
Other income (expense)
Interest income	240	157	334
Interest expense	(1,397)	(1,579)	(938)
Other income (expense), net	4,077	(1,941)	(41)

Income before income tax provision	30,430	13,459	14,682
Provision for income tax	(6,690)	(7,413)	(7,034)

Net income	$23,740	$6,046	$7,648

Net income per share
Basic	$0.75	$0.19	$0.25

Diluted	$0.74	$0.19	$0.24

Cash dividends per common share	$0.14	$0.12	$0.06

Weighted average shares used in per share calculation
Basic	31,531	31,146	31,025

Diluted	32,239	31,916	31,695

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Net income	$23,740	$6,046	$7,648
Foreign currency translation adjustments	(24,112)	7,553	(3,490)
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax expenses (benefits) of $(825) in 2015, $196 in 2014 and $(363) in 2013	(1,536)	361	(672)
Reclassification adjustment for net losses (gains) realized in net income, net of tax benefits (expenses) of $655 in 2015, $(52) in 2014 and $431 in 2013	1,218	(96)	800

Net changes in market value of investments	(318)	265	128

Changes in accumulated net actuarial income (loss):
Changes in accumulated net actuarial income (loss), net of tax expenses (benefits) of $(960) in 2015, $8 in 2014 and $(449) in 2013	(3,830)	89	(1,957)
Reclassification adjustment for net losses realized in net income, net of tax benefits of $36 in 2015, $21 in 2014 and $31 in 2013	143	215	136

Net changes in defined benefit plan accumulated net actuarial income (loss)	(3,687)	304	(1,821)

Other comprehensive income (loss)	(28,117)	8,122	(5,183)

Total comprehensive income (loss)	$(4,377)	$14,168	$2,465

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2012	37,806	$198,661	6,482	$(56,838)	$110,194	$2,090	$254,107
Net income					7,648		7,648
Other comprehensive loss						(5,183)	(5,183)
Stock-based compensation		3,451					3,451
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	115	865					865
Purchase of treasury stock			707	(6,505)			(6,505)
Re-issuance of treasury stock under stock compensation plans			(153)	1,349	(270)		1,079
Dividend					(1,854)		(1,854)

Balances, March 31, 2013	37,921	202,977	7,036	(61,994)	115,718	(3,093)	253,608
Net income					6,046		6,046
Other comprehensive income						8,122	8,122
Stock-based compensation		2,785					2,785
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	96	908					908
Purchase of treasury stock			60	(602)			(602)
Re-issuance of treasury stock under stock compensation plans			(433)	3,814	(305)		3,509
Dividend					(3,744)		(3,744)

Balances, March 31, 2014	38,017	206,670	6,663	(58,782)	117,715	5,029	270,632
Net income					23,740		23,740
Other comprehensive loss						(28,117)	(28,117)
Stock-based compensation		2,867					2,867
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	100	551					551
Re-issuance of treasury stock under stock compensation plans			(221)	1,949	(58)		1,891
Dividend					(4,263)		(4,263)

Balances, March 31, 2015	38,117	$210,088	6,442	$(56,833)	$137,134	$(23,088)	$267,301

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$23,740	$6,046	$7,648
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	17,311	21,274	12,492
Provision for receivable allowances	8,935	8,563	10,064
Write-down of marketable equity securities	1,903	7	1,342
Net change in inventory provision	2,852	1,724	1,295
Stock-based compensation	2,867	2,785	3,451
Deferred income taxes	1,340	(551)	2,495
Tax impacts due to employee equity incentive plans	(105)	(152)	38
Foreign currency adjustments on intercompany amounts and other non-cash items	(5,033)	312	(142)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(7,342)	(14,755)	(487)
Inventories	(2,203)	(6,296)	(839)
Prepaid expenses and other current assets	5,103	(5,518)	(3,878)
Other assets	828	(968)	832
Accounts payable	(2,646)	2,067	(1,304)
Accrued expenses and other liabilities	2,058	5,698	(744)
Pension liabilities	(1,414)	(907)	(626)

Net cash provided by operating activities	48,194	19,329	31,637

Cash flows from investing activities:
Change in restricted cash	71	(23)	195
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	(2,297)	(20,000)	—
Purchases of investments	(5,887)	—	(4,538)
Purchases of plant and equipment	(7,018)	(7,623)	(7,192)
Proceeds from sale of investments	54	512	453

Net cash used in investing activities	(15,077)	(27,134)	(11,082)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2,414)	(2,570)	(2,774)
Repayments of loans and notes payable	(1,144)	(1,000)	(1,667)
Installment payments for business acquisition	(30,000)	—	—
Proceeds from loans	30,000	—	—
Tax impacts due to employee equity incentive plans	105	152	(38)
Purchases of treasury stock	—	(602)	(6,505)
Payments of cash dividends to stockholders	(4,263)	(3,744)	(1,854)
Proceeds from employee equity plans	2,587	4,420	1,982

Net cash used in financing activities	(5,129)	(3,344)	(10,856)

Effect of exchange rate fluctuations on cash and cash equivalents	(5,262)	2,471	(1,187)

Net increase (decrease) in cash and cash equivalents	22,726	(8,678)	8,512
Cash and cash equivalents at beginning of the year	98,438	107,116	98,604

Cash and cash equivalents at end of the year	$121,164	$98,438	$107,116

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,172	$801	$897
Cash paid during the period for income taxes	$1,416	$4,760	$126

The accompanying notes are an integral part of these consolidated financial statements.

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

Foreign Currency Translation and Transaction

The local currency is considered to be the functional currency of some of our wholly-owned international subsidiaries. IXYS Semiconductor GmbH, or IXYS GmbH utilizes the Euro as its functional currency, while IXYS UK Westcode Limited, or IXYS UK, utilizes the British pound sterling as its functional currency. For such subsidiaries, the assets and liabilities are translated at the exchange rate in effect at year-end and the revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of these accounts of these subsidiaries into U.S. dollars are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income or expense. The functional currency is U.S. dollars for our other significant subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from our estimates. Areas where management uses subjective judgments include, but are not limited to, revenue reserves, inventory valuation, deferred income taxes and related valuation allowances, allocation of purchase price in business combinations, valuation of goodwill and identifiable intangible assets and asset impairment analysis.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers. Sales with destination point terms are recognized upon delivery.

We sell to distributors and original equipment manufacturers. Approximately 55.6% of our revenues in fiscal 2015 were from distributors. We provide certain of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales. In the fiscal years ended March 31, 2015, 2014 and 2013, approximately $1.7 million, $1.5 million and $2.4 million, respectively, of products were returned to us under the program. We establish the stock rotation allowance immediately upon sales except where the revenue recognition is deferred and recognized on the sale by the distributor of products to the end customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period and reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, the allowance for ship and debit during the three years ended March 31, 2015 (in thousands):

Balance March 31, 2012	$1,101
Additions	5,842
Deductions	(5,547)

Balance March 31, 2013	1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	$1,059

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

Restricted Cash

Restricted cash balances at March 31, 2015 and March 31, 2014 were $266,000 and $337,000, respectively. The restricted cash balances constitute funds segregated for pension payments in Germany.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2012	$28,138
Utilization or sale	(2,242)
Scrap	(3,662)
Additional provision	3,385
Foreign currency translation adjustments	(330)

Balance at March 31, 2013	25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional provision	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	$22,753

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

In addition, our inventory is also being written down to lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that the selling price is lower than current cost, the inventory is marked down accordingly. At March 31, 2015 and 2014, our lower of cost or market reserves were $444,000 and $474,000, respectively.

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

On June 10, 2005, IXYS GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank AG, or IKB. This loan was collateralized by a security interest in our facility in Lampertheim, Germany. In April 2015, we replaced the loan with a new borrowing of €6.5 million, or about $7.2 million. The loan is expected to be paid in full by March 31, 2022 and is also collateralized by a security interest in our facility in Lampertheim, Germany. See Note 8, “Borrowing and Installment Payment Arrangements” and Note 18, “Subsequent Events” for more details.

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

We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany and a 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. In fiscal 2015, we acquired 24.3% equity interest in Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. In fiscal 2015, we recognized $140,000 loss on our investment in ATEC. In addition, in fiscal 2015, we recognized income of $7,000 on our investment in Powersem and $126,000 on our investment in EB Tech Ltd. In fiscal 2014, we recognized income of $115,000 and $188,000 on each of these investments, respectively. In fiscal 2013, we recognized income of $107,000 and $124,000 on each of these investments, respectively.

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

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceed the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. We operate our business as one reporting unit.

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

Derivative Financial Instruments

Although the majority of our transactions are in U.S. dollars, we enter into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with our operations. From time to time, we purchase short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. We did not have any open foreign exchange forward and option contracts at March 31, 2015. In order to manage our variable interest rate exposure on our former loan from IKB, we entered into an interest rate swap, which will end in June 2015.

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and other income (expense), net. See Note 4, “Fair Value” and Note 8, “Borrowing and Installment Payment Arrangements” for further information on the borrowing from IKB.

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

Advertising Expense

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2015, 2014 and 2013 was $437,000, $631,000 and $649,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development Expense

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies, and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is more likely than not that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released, which will have the effect of reducing income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis. See Note 16, “Income Taxes” for further discussion regarding income taxes.

Other Income and Expense

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income or loss from investments accounted for on the equity method and other than temporary impairment charges on available-for-sale securities.

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2015 and 2014.

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

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, in fiscal 2015 we manufactured approximately 54.0% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We relied on third party suppliers to provide the remaining 46.0%. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

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

Employees Covered by Collective Bargaining Arrangements

Approximately 50.6% and 94.4% of our employees in the United Kingdom and Germany, respectively, are covered by collective bargaining arrangements.

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

In fiscal 2015, 2014 and 2013, one distributor accounted for 10.2%, 10.8% and 10.3% of our net revenues, respectively. In fiscal 2015 and 2013, another distributor accounted for 10.5% and 13.2% of our net revenues, respectively.

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

Recent Accounting Pronouncements

In April 2014, FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We expect this guidance to have an impact on our financial statements only in the event of a future disposition which meets the criteria.

In May 2014, FASB issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early adoption is prohibited. In April 2015, FASB proposed deferring the implementation of the guidance by one year. Different transition methods are available — full retrospective method, retrospective with certain practical expedients, and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements including selection of the transition method.

In August 2014, FASB issued a new standard on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance seeks to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted. We do not believe that the adoption of this guidance will have any material impact on our financial position or results of operations.

In November 2014, FASB issued a new standard on pushdown accounting in business acquisitions. The standard provides guidance on whether and at what threshold an acquired entity that is a business can apply pushdown accounting in its separate financial statements. This standard was effective for us on November 18, 2014 and the adoption of the standard did not have significant impact on our consolidated financial statements.

In April 2015, the FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We do not expect this guidance to have significant impact on our consolidated financial statements.

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

The aggregate purchase price for the acquired assets was $50.0 million. The closing payment was $20.0 million and we were obligated to pay $30.0 million in two installment payments of $15.0 million each. The first installment and interest were paid on June 26, 2014 and the second installment and interest were paid on December 23, 2014. The installment payments and interest were included in “Accrued expenses and other current liabilities” on our audited consolidated balance sheet.

We incurred $403,000 in legal and consulting costs related to the acquisition in fiscal 2014. The costs incurred were fully expensed and included in “Selling, general and administrative” expenses, or SG&A expenses, on our audited consolidated statements of operations.

The following table summarizes the values of the assets acquired at the acquisition date (in thousands):

Purchase Price Allocation
Inventories	$800
Property, plant and equipment	36
Identifiable intangible assets	24,000

Total identifiable net assets	24,836
Goodwill	25,164

Total purchase price	$50,000

Identifiable intangible assets consisted of developed intellectual property, customer relationships, contract backlog and a non-competition agreement. The valuation of the acquired intangibles was classified as a Level 3 measurement under the fair value measurement guidance, because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, the non-competition agreement, contract backlog and customer relationships. The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of the Acquired MCU Business. The goodwill is not deductible for tax purposes. See Note 7, “Goodwill and Intangible Assets” for the valuation of identified intangible assets resulting from the acquisition.

The Acquired MCU Business contributed revenues of $40.0 million and $36.1 million in our audited consolidated statements of operations for fiscal 2015 and fiscal 2014, respectively. As the Acquired MCU Business is fully integrated within our existing operations we are not able to calculate and report the net income contribution specific to the Acquired MCU Business.

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

The Acquired MCU Business’s fiscal year ended on December 31, while our fiscal year ends on March 31. As such, the financial information of the Acquired MCU Business is included in the following unaudited pro forma table so as to align with the reporting periods of our fiscal quarters. In the following unaudited pro forma table, the financial information for fiscal 2014 includes the historical financial results of IXYS Corporation for the twelve months ended March 31, 2014 and the historical financial results of the Acquired MCU Business for the three months ended March 31, 2013; the financial information for fiscal 2013 includes the historical financial results of IXYS Corporation for the twelve months ended March 31, 2013 and the historical financial results of the Acquired MCU Business for the twelve months ended December 31, 2012 (in thousands, except per share data):

	Years Ended March 31
	2014	2013
	(unaudited)
Pro forma net revenues	$360,228	$369,086

Pro forma net income	$15,364	$18,189

Pro forma net income per share (basic)	$0.49	$0.59

Pro forma net income per share (diluted)	$0.48	$0.57

Other Acquisition

In the quarter ended June 30, 2014, we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. The goodwill balance as of March 31, 2015 reflected a cumulative reduction of $570,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our audited consolidated financial statements for the current period.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015(1)			March 31, 2014(1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
Description		Level 1	Level 2		Level 1	Level 2
Money market funds(2)	$76,317	$76,317	$—	$59,706	$59,706	$—
Marketable equity securities(3)	1,737	1,737	—	4,158	4,158	—
Auction rate preferred securities(3)	350	—	350	350	—	350
Derivative liabilities(4)	(19)	—	(19)	(112)	—	(112)

Total	$78,385	$78,054	$331	$64,102	$63,864	$238

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our audited consolidated balance sheets.

(3)	Included in “Other assets” on our audited consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our audited consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and, our ability and intent to hold or sell the securities. Based on our review, we recognized an other than temporary impairment loss of $1.9 million in marketable equity securities during fiscal 2015.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. See Note 8, “Borrowing and Installment Payment Arrangements” for further information regarding the terms of the derivative contract.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the audited consolidated balance sheets as of March 31, 2015 and 2014. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our pension liabilities, net of plan assets approximate fair value. See Note 9, “Pension Plans” for a discussion of pension liabilities. Our indebtedness for borrowed money and our installment payment obligations approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $49.2 million and $51.6 million at March 31, 2015 and March 31, 2014, respectively. Our indebtedness for borrowed money, which primarily consists of loans from banks, and our installment payment obligations at March 31, 2014, which consisted of the installment payments for our Acquired MCU Business, are categorized as Level 2 for fair value measurement.

5.    Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2015	2014
Marketable equity securities	$1,737	$4,158
Auction rate preferred securities	350	350
Long-term equity method investments	11,041	5,921
Other items	576	1,352

Total	$13,704	$11,781

In fiscal 2015 and 2014, based on evaluation of available evidence we concluded that certain marketable equity securities had impairment other than temporary. As a result, we realized an impairment loss totaling $1.9 million and $7,000 in each fiscal year, respectively. Available-for-sale investment securities have been stated at their fair value as of March 31, 2015 and include an unrealized gain, net of taxes, of $7,000 at March 31, 2015, and an unrealized gain, net of taxes, of $325,000 at March 31, 2014.

On December 12, 2014, we acquired 24.3% of the outstanding common shares of ATEC for a purchase price of $5.9 million. ATEC is a supplier located in the Philippines that provides assembly and test services and the acquisition is part of a vertical integration strategy. The investment is accounted for by the equity method and is included in “Other assets” on our audited consolidated balance sheet.

The investment was initially recorded at cost. Subsequent periodic adjustments to cost are made to record our share in the operating results of ATEC subsequent cash contributions and distributions and our share of the differences between the fair value and carrying cost of assets acquired and liabilities assumed. In fiscal 2015, we recognized $140,000 loss on our investment in ATEC.

We incurred approximately $14,000 in legal and consulting expense for the transaction. The costs incurred were expensed and included in “Selling, general and administrative expenses” on our audited consolidated statements of operations.

Available-for-sale investments as of March 31, 2015 and 2014 were as follows (in thousands):

	Fiscal Year 2015				Fiscal Year 2014
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$1,726	$53	$(42)	$1,737	$3,658	$509	$(9)	$4,158
Auction rate preferred securities	$350	$—	$—	$350	$350	$—	$—	$350

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2015 and March 31, 2014, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2015	$—	$—	$42	$286	$42	$286
March 31, 2014	$—	$—	$9	$307	$9	$307

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2015 and March 31, 2014.

During fiscal 2015, we recognized a gain of $30,000 on the sale of available-for-sale investment securities. In respect of those securities, there was an unrealized gain of $32,000 included in accumulated other comprehensive income as of March 31, 2014.

Our equity method investments constitute investments accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

6.    Balance Sheet Details

Allowances Movement (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2015	$3,013	$8,935	$(9,004)	$(176)	$2,768
Year ended March 31, 2014	$2,656	$8,563	$(8,255)	$49	$3,013
Year ended March 31, 2013	$2,473	$10,064	$(9,851)	$(30)	$2,656

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2015	2014
Raw materials	$17,169	$19,957
Work in process	37,491	44,165
Finished goods	27,345	28,906

Total	$82,005	$93,028

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2015	2014
Property and plant (useful life of 24 years to 50 years)	$33,328	$34,271
Equipment owned (useful life of 1 to 14 years)	98,408	107,378
Equipment capital leases (useful life of 4 years)	33,222	41,931
Leasehold improvements (useful life of up to 8 years)	1,304	1,253

	166,262	184,833
Accumulated depreciation	(123,717)	(134,264)

	$42,545	$50,569

Depreciation expense for fiscal years ended March 31, 2015, 2014 and 2013 amounted to $11.3 million, $10.7 million and $10.2 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2015	2014
Uninvoiced goods and services	$8,473	$9,098
Compensation and benefits	6,230	6,880
Income taxes	2,459	—
Short-term installment payment obligations	—	30,781
Commission, royalties and other	2,703	3,407

Total	$19,865	$50,166

7.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. The acquisition of the Acquired MCU Business was completed in June 2013 and resulted in goodwill of $25.2 million. We recorded goodwill of $2.8 million related to an acquisition completed during the fiscal 2015 and the goodwill balance as of March 31, 2015 reflected changes in the foreign exchange translation rate.

The changes in the carrying amount of goodwill for the years ended March 31, 2015 and 2014 are as follows (in thousands):

	March 31,
	2015	2014
Goodwill	$38,356	$13,192
Accumulated impairment losses	(13,192)	(13,192)

Net goodwill at beginning of year	25,164	—
Goodwill acquired in acquisition	2,781	25,164
Currency translation adjustment	(570)	—

Net goodwill at end of year	$27,375	$25,164

The accumulated impairment losses as of March 31, 2015 and 2014 were $13.2 million.

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2015 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$8,084	$8,220
Customer relationships	13,020	11,290	1,730
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	1,174	434

Total identifiable intangible assets	$38,087	$27,703	$10,384

Identified intangible assets consisted of the following as of March 31, 2014 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$4,984	$11,320
Customer relationships	13,020	8,695	4,325
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	906	702

Total identifiable intangible assets	$38,087	$21,740	$16,347

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

The amortization of intangible assets is expected to be approximately $4.7 million, $2.7 million, $2.4 million and $596,000 in fiscal 2016, 2017, 2018 and 2019, respectively.

8.    Borrowing and Installment Payment Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At March 31, 2015, the outstanding principal under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2015 was 1.94%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2015, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB. This loan was collateralized by a security interest in our facility in Lampertheim, Germany and was to be paid in full by June 30, 2020. The outstanding balance at March 31, 2015 was €3.5 million, or $3.8 million.

The interest rate on the loan was determined by adding the then effective three month Euribor rate and a margin. The margin ranged from 0.7% to 1.25%, depending on the calculation of a ratio of indebtedness to cash flow for our German subsidiary. In June 2010, we entered into an interest rate swap agreement commencing June 30, 2010. The swap agreement has a fixed interest rate of 1.99% and expires on June 30, 2015. The effective interest rate on the loan as of March 31, 2015 was 2.69%. The swap is not designated as a hedge in the financial statements. See Note 4, “Fair Value” for further information regarding the derivative contract.

During each fiscal quarter, a principal payment of €167,000, or about $181,000, and a payment of accrued interest were required. Financial covenants included a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary. At March 31, 2015, we complied with the financial covenants.

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or $256,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany.

Acquired MCU Business Installment Payments

We were obligated to pay $30.0 million in two installment payments of $15.0 million each as partial purchase price for the Acquired MCU Business. The first installment and interest were paid on June 26, 2014 and the second installment and interest were paid on December 23, 2014. The installment payments and interest accrual were included in “Accrued expenses and other current liabilities” on our March 31, 2014 audited consolidated balance sheet.

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

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2015 were as follows (in thousands):

Fiscal Year Payable	Amount
2016	$45,790
2017	790
2018	790
2019	790
2020	777
Thereafter	286

Total	49,223
Less: current portion	45,790

Long-term portion	$3,433

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

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2015	2014	2013
Service cost	$104	$108	$96
Interest cost on projected benefit obligation	1,803	1,886	1,890
Expected return on plan assets	(1,910)	(1,685)	(1,517)
Recognized actuarial loss	179	236	167

Net periodic pension expense	$176	$545	$636

Net Amount Recognized (in thousands):

	Year Ended March 31,
	2015	2014
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$44,558	$41,459
Service cost	104	108
Interest cost	1,803	1,886
Actuarial (gain) loss	9,036	(636)
Benefits paid	(1,467)	(1,498)
Foreign currency adjustment	(6,688)	3,239

Projected benefit obligation at year end	$47,346	$44,558

Change in plan assets
Fair value of plan assets at the beginning of the year	$29,013	$25,129
Actual return on plan assets	4,306	1,711
Employer contribution	1,089	1,022
Benefits paid from assets	(970)	(1,030)
Foreign currency adjustment	(3,324)	2,181

Plan assets at fair value at year end	$30,114	$29,013

Unfunded status of the plan at year end	$(17,232)	$(15,545)

Pension liability recognized on the balance sheet due after one year	$17,232	$15,545
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$47,346	$44,558
Accumulated benefit obligation at year end	$46,695	$43,910
Plan assets at fair value at year end	$30,114	$29,013
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss, before tax	$(12,354)	$(7,743)

Amount recognized as component of stockholders’ equity — pretax	$(12,354)	$(7,743)

Accumulated benefit obligation at year end	$46,695	$43,910

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year End March 31,
	2015	2014
Discount rate	1.8-4.8%	3.4-4.8%
Expected long term rate of return on assets	5.6-7.0%	6.8-7.0%
Salary scale	6.0%	1.5-6.0%

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of March 31, 2015 and 2014, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	March 31, 2015				March 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$2,588	$—	$—	$2,588	$1,523	$—	$—	$1,523
Currency contracts	—	(30)	—	(30)	—	(4)	—	(4)
Equity	19,997	652	7	20,656	20,946	439	2	21,387
Fixed interest	861	5,887	1	6,749	749	5,323	1	6,073
Mortgage backed securities	—	16	—	16	—	15	—	15
Swaps and other	2	133	—	135	1	18	—	19

Total	$23,448	$6,658	$8	$30,114	$23,219	$5,791	$3	$29,013

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2016 includes amortization of actuarial loss of $189,000. Approximately 68% of the accrued pension liability relates to the German plan and 31% to the United Kingdom plan. The accrued pension liability related to the Philippine plan is immaterial.

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Worldwide Investments. Our plan assets do not include direct holdings of our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. At March 31, 2015, approximately 79% of the assets of the United Kingdom fund were invested in equity securities while 21% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. The target allocation of the United Kingdom plan assets that we control is 75% equity securities and 25% fixed income instruments. This objective has not been achieved due to the relative investment return of the two asset classes.

The German plan was held by a separate legal entity. As of March 31, 2015, the German defined benefit plan was completely unfunded.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. At March 31, 2015, approximately 62% of the assets of the fund were invested in fixed income securities, 33% in equity securities and 5% in cash. The target allocation for the Philippine fund was 75% to fixed income securities, 20% to equities and 5% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $994,000 in the fiscal year ending March 31, 2016. This contribution is primary contractual.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2016	$1,441
March 31, 2017	1,670
March 31, 2018	1,664
March 31, 2019	1,792
March 31, 2020	1,935
Five fiscal years ended March 31, 2025	10,151

Total benefit payments for the ten fiscal years ended March 31, 2025	$18,653

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the year ended March 31, 2015, there were 99,975 shares purchased under the Purchase Plan, leaving approximately 337,515 shares available for purchase under the Purchase Plan in the future.

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

The following table summarizes the effects of share-based compensation expenses recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands):

	Year Ended March 31,
Statement of Operations Classifications	2015	2014	2013
Cost of goods sold	$433	$457	$398
Research, development and engineering	814	978	1,030
Selling, general and administrative	1,620	1,350	2,023

Stock-based compensation effect on income before taxes	2,867	2,785	3,451
Benefit from income taxes	1,009	1,071	1,287

Net stock-based compensation effects on net income	$1,858	$1,714	$2,164

As of March 31, 2015, there were $4.3 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2015, 2014 and 2013, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Weighted average estimated per share fair value of grant	$5.54	$5.31	$5.26	$2.90	$2.75	$3.22
Risk-free interest rate	1.8%	1.8%	1.1%	0.1%	0.1%	0.2%
Expected term in years	6.25	6.05	6.34	0.50	0.50	0.50
Volatility	52.2%	54.9%	55.3%	36.9%	37.0%	46.4%
Dividend yield(1)	1.0%	1.0%	0%	1.1%	0%	0%

(1)	Prior to October 1, 2013, the fair value of our equity awards was based on 0% dividend yield.

We estimate the expected term of options granted based on the historical average period over which the options are exercised by employees. We estimate the volatility of our common stock based on historical volatility measures. We base the risk-free interest rate that is used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.

After establishing a history of quarterly dividend payments, we started using a dividend yield during the quarter ended December 31, 2013. We estimate the dividend yield based on the historical trend and our expectation of future dividends. Dividend yield is calculated based on the annualized cash dividends per share declared during the quarter and the closing stock price on the date of grant. In the case of the Purchase Plan, the dividend yield calculation was first effective for the grant date of June 1, 2014. We are required to estimate forfeitures at the time of grants and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We recognize the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2015.

Stock compensation activity under our equity incentive plans for fiscal 2015, 2014 and 2013 is summarized below:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share
		Number of Shares(1)	Intrinsic Value(2)
			(000)
Balances, March 31, 2012	748,036	5,472,004	$19,532	$9.75
Plan authorization expired	(589)	—
Options granted	(455,000)	455,000		$9.93
Options exercised	—	(153,131)	$443	$7.03
Options cancelled	7,500	(67,425)		$8.34
Options expired	—	(378,975)		$7.31

Balances, March 31, 2013	299,947	5,327,473	$4,273	$10.04
New shares authorized(3)	2,000,000	—
Plan authorization expired	(47,963)	—
Options granted	(515,000)	515,000		$10.63
Options exercised	—	(572,338)	$1,695	$8.72
Options cancelled	24,000	(34,000)		$11.42
Options expired	17,500	(34,500)		$12.62

Balances, March 31, 2014	1,778,484	5,201,635	$8,658	$10.22
Options granted	(249,000)	249,000		$11.83
Options exercised	—	(339,374)	$1,310	$8.62
Options cancelled	39,750	(94,250)		$11.46
Options expired	26,000	(74,500)		$11.17

Balances, March 31, 2015	1,595,234	4,942,511	$10,831	$10.37

(1)	The number of stock options exercised includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $12.32 per share, the closing price of our stock on March 31, 2015 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(3)	On August 30, 2013, our stockholders approved the 2013 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options.

The following table summarizes information about stock options outstanding at March 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - $ 7.75	958,897	3.6	$6.62	958,897	$6.62
$ 7.76 - $10.00	1,293,500	5.7	$9.32	941,750	$9.24
$10.01 - $12.50	1,807,326	5.8	$11.50	1,228,826	$11.36
$12.51 - $15.81	882,788	2.7	$13.68	812,788	$13.76

$ 5.01 - $15.81	4,942,511	4.8	$10.37	3,942,261	$10.20

Of the 4,942,511 options outstanding, 3,942,261 were exercisable on March 31, 2015 at a weighted average exercise price of $10.20 per share, with an intrinsic value of $9.5 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2015 was 4.8 years and 3.9 years, respectively. The fair value of options that vested during the year ended March 31, 2015 was $2.8 million.

11.    Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2012	$6,472	$(68)	$(4,314)	$2,090
Other comprehensive loss before reclassifications	(3,490)	(672)	(1,957)	(6,119)
Net loss reclassified from accumulated other comprehensive income (loss)	—	800	136	936

Net current period other comprehensive income (loss)	(3,490)	128	(1,821)	(5,183)

Balance as of March 31, 2013	2,982	60	(6,135)	(3,093)
Other comprehensive income before reclassifications	7,553	361	89	8,003
Net losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(96)	215	119

Net current period other comprehensive income	7,553	265	304	8,122

Balance as of March 31, 2014	10,535	325	(5,831)	5,029
Other comprehensive loss before reclassifications	(24,112)	(1,536)	(3,830)	(29,478)
Net losses reclassified from accumulated other comprehensive income (loss)	—	1,218	143	1,361

Net current period other comprehensive loss	(24,112)	(318)	(3,687)	(28,117)

Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)

The amounts reclassified out of accumulated other comprehensive income (loss) for the fiscal year 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Impacted Line Item on Consolidated Statements of Operations
Net gain on sales of investments	$30	$155	$111	Other income (expense), net
Impairment of marketable securities	(1,903)	(7)	(1,342)	Other income (expense), net
Recognized actuarial loss	(179)	(236)	(167)	Cost of goods sold

Subtotal	(2,052)	(88)	(1,398)	Income before income tax provision

Tax impact	691	(31)	462	Provision for income tax

Total reclassifications for the period	$(1,361)	$(119)	$(936)	Net income

12.    Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2015	2014	2013
Net income	$23,740	$6,046	$7,648

Weighted average shares — basic	31,531	31,146	31,025

Weighted average shares — diluted	32,239	31,916	31,695

Net income per share — basic	$0.75	$0.19	$0.25

Net income per share — diluted	$0.74	$0.19	$0.24

Diluted weighted average shares include approximately 708,000, 770,000 and 670,000 common equivalent shares from stock options for fiscal 2015, 2014 and 2013, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. In fiscal 2015, 2014 and 2013, there were outstanding options to purchase 2,357,772, 2,483,106 and 2,660,163 shares, respectively, at weighted average exercise prices of $12.24, $11.93 and $11.86 per share, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

13.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2015, 2014 and 2013, we recorded revenues of $1.8 million, $2.1 million and $1.3 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2015, 2014 and 2013, we purchased $4.0 million, $5.2 million and $2.9 million, respectively, of products from Powersem. In fiscal 2014, we recorded approximately $43,000 in dividend income from Powersem. At March 31, 2015, 2014 and 2013, the accounts receivable balances from our sales to Powersem were $82,000, $74,000 and $121,000, respectively. The accounts payable balances to Powersem, as of March 31, 2015, 2014 and 2013, were $115,000, $137,000 and $59,000, respectively.

We own 20% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2015, 2014 and 2013, EB Tech rendered processing services totaling approximately $278,000, $211,000 and $121,000, respectively, to our company. As of March 31, 2015, our accounts payable balance to EB Tech was $23,000. There was no accounts payable balance due to EB Tech as of March 31, 2014.

On December 12, 2014, we acquired 24.3% of the outstanding common shares of ATEC, a supplier located in the Philippines that provides assembly and test services. The investment is accounted for by the equity method. In fiscal 2015, ATEC rendered assembly and test services totaling approximately $2.0 million to our company. As of March 31, 2015, the accounts payable balance to ATEC was $632,000.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2015.

14.    Employee Savings and Retirement Plans

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2015, 2014 and 2013, we contributed $615,000, $620,000 and $625,000, respectively.

IXYS UK also has a defined contribution plan, known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute up to 4.5% of the pensionable salary. IXYS UK contributes up to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2015, 2014 and 2013, IXYS UK contributed $287,000, $313,000 and $298,000, respectively.

15.    Segment and Geographic Information

We have a single operating segment and reportable segment. We design develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer and our President, together, have been identified as the chief operating decision makers. Our chief operating decision makers review financial information presented on one operating segment basis for the purpose of making decisions, allocating resources and assessing financial performance.

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
United States	$85,314	$89,734	$84,789
Europe and the Middle East
France	7,917	5,554	5,235
Germany	32,866	34,423	32,287
Hungary	2,571	3,620	2,952
Italy	4,645	4,506	4,087
Russia	5,051	2,821	2,774
Sweden	4,460	4,938	4,588
Switzerland	2,569	3,714	3,216
United Kingdom	19,832	19,524	23,853
Other	20,196	19,949	19,576
Asia Pacific
China	83,597	83,849	44,504
Indonesia	3,224	1,914	1,456
Japan	8,469	6,740	6,514
Korea	22,371	19,466	8,311
Malaysia	5,580	3,766	4,606
Singapore	11,694	11,838	9,994
Taiwan	2,688	2,962	3,981
Thailand	4,300	3,031	2,529
Other	1,143	2,075	1,509
Rest of the World
India	5,163	5,245	6,080
Other	5,117	6,661	7,173

Total	$338,767	$336,330	$280,014

The following table sets forth net revenues for each of our product groups fiscal 2015, 2014 and 2013 (in thousands):

	Year Ended March 31,
	2015	2014	2013
Power semiconductors	$219,445	$222,813	$200,907
Integrated circuits	95,547	91,189	57,993
Systems and RF power semiconductors	23,775	22,328	21,114

Total	$338,767	$336,330	$280,014

In fiscal 2015, 2014 and 2013, one distributor accounted for 10.2%, 10.8% and 10.3% of our net revenues, respectively. In fiscal 2015 and 2013, another distributor accounted for 10.5% and 13.2% of our net revenues, respectively.

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany, IXYS UK in the United Kingdom and IXYS Semiconductor BV in The Netherlands. The following table summarizes the net revenues, net income and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2015	2014	2013
Net revenues:
Foreign	$188,964	$167,428	$134,962
Domestic	149,803	168,902	145,052

	$338,767	$336,330	$280,014

Net income:
Foreign	$21,379	$4,087	$7,774
Domestic	2,361	1,959	(126)

	$23,740	$6,046	$7,648

	Year Ended March 31,
	2015	2014
Property, plant and equipment, net:
United States	$27,740	$27,287
Germany	13,228	21,697
Other countries	1,577	1,585

Total property, plant and equipment	$42,545	$50,569

16.    Income Taxes

Income before income tax consists of the following (in thousands):

	Year Ended March 31,
	2015	2014	2013
Domestic	$3,390	$7,104	$7,359
International	27,040	6,355	7,323

	$30,430	$13,459	$14,682

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2015	2014	2013
Current:
Federal	$201	$4,804	$1,795
State	83	73	278
Foreign	5,066	3,087	2,466

	5,350	7,964	4,539

Deferred:
Federal	945	183	1,734
State	20	86	(102)
Foreign	375	(820)	863

	1,340	(551)	2,495

Total income tax provision	$6,690	$7,413	$7,034

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2015	2014	2013
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	1	1	1
Expense (benefit) of lower-tax foreign jurisdictions	(15)	—	—
Research and development tax credits	(1)	(1)	(4)
Valuation allowance	—	2	6
Permanent items	—	3	4
Tax reserves	—	2	3
Share-based compensation	—	—	2
Tax assessment	—	1	—
Foreign income	2	12	1

Effective tax provision rate	22	55	48

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Reserves and allowances	$5,612	$6,384
Other liabilities and accruals	1,465	1,591

Total short term deferred tax assets	7,077	7,975

Other long term liabilities and accruals	4,464	2,973
Depreciable assets	2,951	2,883
Net operating loss carryforward	13,993	15,216
Share-based compensation	4,971	4,777
Credits carryforward	2,403	2,337

Total long term deferred tax assets	28,782	28,186

Total deferred tax assets	35,859	36,161

Less: Valuation allowance and other reserves	(3,902)	(3,870)

Net deferred tax asset	$31,957	$32,291

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2015, we recorded certain adjustments on the valuation allowance, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

At March 31, 2015, we had U.S. net operating loss carryforwards of approximately $77.5 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2016 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards include stock option deductions arising from our stock option plan. As of

March 31, 2015 we had net operating loss carryforwards for foreign income tax purposes of approximately $9.1 million with a corresponding valuation allowance of $8.9 million.

Increases in the valuation allowance in fiscal 2015 and fiscal 2014 were $32,000 and $87,000, respectively, and were primarily related to net operating losses in foreign jurisdictions, including Spain and Switzerland.

At the end of fiscal 2015, we had $8.2 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. The $8.2 million has been classified under “Other Long term liabilities” on our consolidated balance sheet. Our liability for unrecognized tax benefits increased by $1.2 million from the prior year, principally due to an increase in current year adjustments of $4.0 million and an increase of $406,000 in accrued interest and penalties. The liability for unrecognized tax benefits was offset by the lapse of statutes of limitation in respect of certain tax positions. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $1.0 million of accrued interest and penalties at March 31, 2015, which included $406,000 of interest and penalties accrued for the year ended March 31, 2015.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2012	$6,318
Lapse of statute of limitations	(827)
Increases in balances related to tax positions taken during prior periods	281
Increases in balances related to tax positions taken during the current period	964

Balance as of March 31, 2013	6,736
Lapse of statute of limitations	(941)
Increases in balances related to tax positions taken during prior periods	499
Increases in balances related to tax positions taken during the current period	684

Balance as of March 31, 2014	6,978
Lapse of statute of limitations	(3,070)
Increases in balances related to tax positions taken during prior periods	213
Increases in balances related to tax positions taken during the current period	4,035

Balance as of March 31, 2015	$8,156

As of March 31, 2015, U.S. income taxes were not provided for on a cumulative total of approximately $110.7 million of undistributed earnings for certain foreign subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

We conduct business globally and, as a result, we file income tax returns in various jurisdictions throughout the world including the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to U.S. federal examination for years from 2005 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most jurisdictions for all years since 2010.

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

Future minimum lease payments under capital leases, operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

Fiscal Year Ended March 31,	Capital Leases	Operating Leases	Other Purchase Obligations
2016	$468	$1,442	$20,671
2017	—	1,249	3,671
2018	—	1,061	—
2019	—	910	—
2020	—	726	—
Thereafter	—	1,069	—

Total minimum payments	468	$6,457	$24,342

Less: interest	4

	464
Less: current portion	464

Capitalized lease obligations, net of current portion	$—

Rent expense for fiscal years ended March 31, 2015, 2014 and 2013 amounted to $1.4 million, $1.4 million and $1.3 million, respectively.

As of March 31, 2015 and 2014, we had cash deposits with financial institutions of $266,000 and $337,000, respectively, which were restricted as to use and represent funds segregated for pension payments in Germany. These balances are included in restricted cash on our balance sheets.

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $3.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At March 31, 2015, the outstanding principal under the credit agreement was $45.0 million. See Note 8, “Borrowing and Installment Payment Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2015 and 2014.

18.    Subsequent Events

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse. RadioPulse is a Korean semiconductor company that focuses on wireless connectivity in various market applications. At closing, we paid cash consideration of $14.9 million. The total consideration may also include earnout payments aggregating up to $6.0 million payable over three years. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. During the year ended December 31, 2014, RadioPulse’s revenues were approximately $7.9 million. We incurred $193,000 in legal and consulting costs in connection with the acquisition.

In April 2015, we entered into a €6.5 million, or about $7.2 million at the time, loan agreement with IKB. The agreement replaced our loan with IKB as of March 31, 2015. The new loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. The loan is collateralized by a security interest in the facility in Lampertheim, Germany. See Note 8, “Borrowing and Installment Payment Arrangements” for further information about the borrowing.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

Fiscal Year Ended March 31, 2015

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net revenues	$82,926	$81,326	$86,435	$88,080
Gross profit	25,280	25,515	26,170	25,000
Operating income	7,525	7,616	7,090	5,279
Net income	$7,796	$6,622	$5,747	$3,575
Net income per share — basic(1)	$0.25	$0.21	$0.18	$0.11
Net income per share — diluted(1)	$0.24	$0.21	$0.18	$0.11
Weighted average shares used in per share calculation
Basic	31,663	31,585	31,499	31,379
Diluted	32,413	32,231	32,235	32,075

Fiscal Year Ended March 31, 2014

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net revenues	$89,895	$89,348	$85,901	$71,186
Gross profit	25,389	25,783	27,901	21,137
Operating income	2,785	4,436	6,440	3,161
Net income	$132	$552	$3,383	$1,979
Net income per share — basic(1)	$0.00	$0.02	$0.11	$0.06
Net income per share — diluted(1)	$0.00	$0.02	$0.11	$0.06
Weighted average shares used in per share calculation
Basic	31,308	31,192	31,127	30,948
Diluted	32,160	32,032	31,849	31,635

(1)	The sum of the four quarterly calculations of net income per share are not equal to the annual net income per share due to the use of quarterly weighted average shares used to determine the quarterly net income per share as compared to the annual weighted average shares used to determine the annual net income per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2015. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013), which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2015, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 and our report dated June 11, 2015 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Francisco, California

June 11, 2015

Item 9B.    Other Information

On June 9, 2015, the Compensation Committee of our Board of Directors awarded Dr. Nathan Zommer, the Chairman of the Board and Chief Executive Officer, and Uzi Sasson, the President and Chief Financial Officer, $384,138 and $276,856, respectively, as cash performance compensation for fiscal 2015.

On June 9, 2015, our Board of Directors increased the authorized number of directors to eight and elected Uzi Sasson a director.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015, or our 2015 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2015 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2015 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2015 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers.
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on March 17, 2015 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 6, 2013 by and between Bank of the West and IXYS Corporation (filed on December 12, 2013 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.17*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.27	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.28	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.3 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.29	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.30	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG.
10.31	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG.
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2015

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 11, 2015

/s/ Uzi Sasson Uzi Sasson	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	June 11, 2015

/s/ Donald L. Feucht Donald L. Feucht	Director	June 11, 2015

/s/ Samuel Kory Samuel Kory	Director	June 11, 2015

/s/ S. Joon Lee S. Joon Lee	Director	June 11, 2015

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 11, 2015

/s/ James M. Thorburn James M. Thorburn	Director	June 11, 2015

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 11, 2015

Exhibit Index

Exhibit	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers.
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on March 17, 2015 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1	Loan Agreement dated June 2, 2005 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.2	Collateral Agreement dated July 14, 2005 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG (filed on August 12, 2005 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.3*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.4*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.5*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.6*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.7*	IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on July 8, 1999 as Exhibit 10.12 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.12*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Stock Option Agreement for the IXYS Corporation 1999 Non-Employee Directors’ Equity Incentive Plan with net exercise provision, (filed on June 22, 2006 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Fifth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.15*	Second Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of July 16, 2012 (filed on August 3, 2012 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 6, 2013 by and between Bank of the West and IXYS Corporation (filed on December 12, 2013 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.17*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.20*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.21*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.22*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.24*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.25*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.26*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.27	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.28	Transition Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.3 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.29	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.30	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG.
10.31	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG.
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.

Exhibit	Title
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.