Form 10-Q
period 2015-06-30
IXYS CORP /DE/
filed 2015-08-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 23, 2015 was 31,938,482.

IXYS CORPORATION

FORM 10-Q

June 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$118,216	$121,164
Restricted cash	370	266
Accounts receivable, net of allowances of $2,428 at June 30, 2015 and $2,768 at March 31, 2015	41,855	41,042
Inventories	83,062	82,005
Prepaid expenses and other current assets	3,590	3,413
Deferred income taxes	7,062	7,077

Total current assets	254,155	254,967
Property, plant and equipment, net	44,371	42,545
Intangible assets, net	11,327	10,384
Goodwill	42,776	27,375
Deferred income taxes	25,084	24,880
Other assets	13,671	13,704

Total assets	$391,384	$373,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$152	$464
Current portion of loans payable	48,262	45,790
Accounts payable	13,967	12,675
Accrued expenses and other current liabilities	22,983	19,865

Total current liabilities	85,364	78,794
Long term loans, net of current portion	6,291	3,433
Pension liabilities	17,514	17,232
Other long term liabilities	7,262	7,095

Total liabilities	116,431	106,554

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,168,708 issued and 31,938,482 outstanding at June 30, 2015 and 38,116,884 issued and 31,674,782 outstanding at March 31, 2015	382	381
Additional paid-in capital	210,942	209,707
Treasury stock, at cost: 6,230,226 common shares at June 30, 2015 and 6,442,102 common shares at March 31, 2015	(54,968)	(56,833)
Retained earnings	139,110	137,134
Accumulated other comprehensive loss	(20,513)	(23,088)

Total stockholders’ equity	274,953	267,301

Total liabilities and stockholders’ equity	$391,384	$373,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
Net revenues	$82,047	$88,080
Cost of goods sold	56,445	63,080

Gross profit	25,602	25,000

Operating expenses:
Research, development and engineering	7,683	7,250
Selling, general and administrative	10,636	10,764
Amortization of acquired intangible assets	1,579	1,707

Total operating expenses	19,898	19,721

Operating income	5,704	5,279
Other income (expense):
Interest income	47	47
Interest expense	(314)	(410)
Other income (expense), net	(790)	208

Income before income tax provision	4,647	5,124
Provision for income tax	(1,662)	(1,549)

Net income	$2,985	$3,575

Net income per share:
Basic	$0.09	$0.11

Diluted	$0.09	$0.11

Cash dividends per common share	$0.035	$0.03

Weighted average shares used in per share calculation:
Basic	31,746	31,379

Diluted	32,733	32,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,
	2015	2014
Net income	$2,985	$3,575
Foreign currency translation adjustments	2,692	(280)
Changes in market value of investments:
Changes in unrealized losses, net of tax benefits of $(78) and $(154)	(117)	(288)
Reclassification adjustment for net (gains) realized in net income, net of taxes of $0 and $(11)	—	(19)

Net change in market value of investments	(117)	(307)

Total comprehensive income	$5,560	$2,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,985	$3,575
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	3,784	4,809
Provision for receivable allowances	1,407	2,617
Net change in inventory provision	300	865
Stock-based compensation	739	681
Loss on investments	147	12
Foreign currency adjustments on intercompany amounts and other non-cash items	248	(169)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(630)	(2,999)
Inventories	611	(3,943)
Prepaid expenses and other current assets	(516)	5,453
Other assets	(263)	930
Accounts payable	609	330
Accrued expenses and other liabilities	329	2,320
Pension liabilities	(301)	(320)

Net cash provided by operating activities	9,449	14,161

Cash flows from investing activities:
Change in restricted cash	(5)	(611)
Purchase of business, net of cash and cash equivalents acquired	(14,571)	(2,297)
Purchases of property and equipment	(3,696)	(3,423)
Proceeds from sale of investments	—	54

Net cash used in investing activities	(18,272)	(6,277)

Cash flows from financing activities:
Principal payments on capital lease obligations	(321)	(676)
Repayments of loans and notes payable	(449)	(296)
Installment payment for business acquisition	—	(15,000)
Proceeds from loans	3,317	—
Proceeds from employee equity plans	2,468	811
Payment of cash dividends to stockholders	—	(943)

Net cash provided by (used in) financing activities	5,015	(16,104)

Effect of exchange rate fluctuations on cash and cash equivalents	860	(59)

Net decrease in cash and cash equivalents	(2,948)	(8,279)
Cash and cash equivalents at beginning of period	121,164	98,438

Cash and cash equivalents at end of period	$118,216	$90,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed balance sheet as of March 31, 2015 has been derived from our audited balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015, or fiscal 2015, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. Recent Accounting Pronouncements and Accounting Changes

In April 2014, the Financial Accounting Standards Board, or FASB, issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We expect this guidance to have an impact on our financial statements only in the event of a future disposition which meets the criteria.

In May 2014, FASB issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is prohibited for annual periods commencing before December 15, 2016. Different transition methods are available — full retrospective method, retrospective with certain practical expedients, and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements including selection of the transition method.

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

In April 2015, FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods during the annual period, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We do not expect this guidance to have a significant impact on our consolidated financial statements.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse. Based in Seoul, Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a complementary product portfolio to IXYS’ product lines. At closing, we paid cash consideration of $14.7 million. The consideration may also include earnout payments aggregating up to $6.0 million payable over three years. The earnout payments are subject to certain financial thresholds related to net revenues, gross profit and net income. Based on our preliminary valuation the fair value of the liability for the earnout payment is estimated to be nil. In connection with the acquisition, we incurred and expensed $241,000 in legal and consulting costs and $249,000 in acquisition related compensation costs.

The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Consideration Allocation
(unaudited)
Cash, restricted cash and cash equivalents	$196
Accounts receivable	1,026
Inventories	532
Property, plant and equipment	24
Prepaid expenses and other current assets	616
Identifiable intangible assets	2,523
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(2,633)

Total identifiable net liabilities	(684)
Goodwill	15,352

Total purchase consideration	$14,668

Identifiable intangible assets consisted of developed intellectual property, in-process research and development expenses, customer relationships, and contract backlog. The value reflected in the table represents the preliminary purchase price allocation. We are in the process of completing the valuation of the acquired intangible assets, review and valuation of acquired liabilities and the tax attributes. We did not recognize any liability with respect to the contingent consideration based upon our preliminary analysis. We expect to complete the purchase price allocation by December 31, 2015.

Identified intangible assets resulting from the RadioPulse acquisition based on our preliminary valuation consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
		(unaudited)
Developed intellectual property	$643	Straight-line	60
In-process research and development expenses (1)	598	Straight-line	60
Customer relationships	1,153	Accelerated	36
Contract backlog	129	Straight-line	6

Total	$2,523

(1)	Amortization will start after the completion of the research and development activities of the related projects.

The preliminary valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance, because the preliminary valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining the preliminary fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach and cost approach were used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, in-process research and development expenses, contract backlog and customer relationships. The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of RadioPulse. The goodwill is not deductible for tax purposes.

RadioPulse contributed net revenues of $1.3 million in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2015. The net loss of RadioPulse during the quarter ended June 30, 2015 was $1.2 million based on the preliminary purchase consideration valuation. The financial statements of RadioPulse were immaterial compared to our financial statements and therefore pro-forma financial statements have not been separately presented.

Other Acquisition

In the quarter ended June 30, 2014, we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired of approximately $204,000. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. The goodwill balance as of June 30, 2015 reflected a cumulative reduction of $520,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our unaudited condensed consolidated financial statements.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2015 and March 31, 2015 (in thousands):

	June 30, 2015 (1)			March 31, 2015 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$76,027	$76,027	$—	$76,317	$76,317	$—
Marketable equity securities (3)	1,545	1,545	—	1,737	1,737	—
Auction rate preferred securities (3)	350	—	350	350	—	350
Derivative liabilities (4)	—	—	—	(19)	—	(19)

Total	$77,922	$77,572	$350	$78,385	$78,054	$331

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.

(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2015 and March 31, 2015. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at amounts that approximate fair value in our unaudited condensed consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $54.6 million and $49.2 million as of June 30, 2015 and March 31, 2015, respectively. Our debt is categorized as Level 2 for fair value measurement. Our pension liabilities, net of plan assets approximated fair value. See Note 10, “Pension Plans” for a discussion of pension liabilities.

Fair value of contingent consideration towards business acquisition is classified as Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Other Assets

Other assets consist of the following (in thousands):

	June 30,	March 31,
	2015	2015
	(unaudited)
Marketable equity securities	$1,545	$1,737
Auction rate preferred securities	350	350
Long-term equity investments	11,042	11,041
Other items	734	576

Total	$13,671	$13,704

6. Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2015	2015
	(unaudited)
Raw materials	$16,571	$17,169
Work in process	37,408	37,491
Finished goods	29,083	27,345

Total	$83,062	$82,005

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2015	2015
	(unaudited)
Uninvoiced goods and services	$9,135	$8,473
Compensation and benefits	7,820	6,230
Income taxes	3,434	2,459
Commissions, royalties and other	2,594	2,703

Total	$22,983	$19,865

8. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. We recorded goodwill of $2.8 million related to an acquisition completed during fiscal 2015 and the goodwill balance as of June 30, 2015 reflected changes in the foreign exchange translation rate. In May 2015, we completed the acquisition of RadioPulse and recorded preliminary goodwill of $15.4 million.

Identified intangible assets of our company consisted of the following as of June 30, 2015, including preliminary values for the intangible assets acquired in the RadioPulse acquisition (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
		(unaudited)
Developed intellectual property	$16,947	$8,881	$8,066
Customer relationships	14,173	11,963	2,210
In-process research and development expenses	598	—	598
Contract backlog	7,284	7,198	86
Other intangible assets	1,608	1,241	367

Total identifiable intangible assets	$40,610	$29,283	$11,327

Identified intangible assets of our company consisted of the following as of March 31, 2015 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
		(unaudited)
Developed intellectual property	$16,304	$8,084	$8,220
Customer relationships	13,020	11,290	1,730
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	1,174	434

Total identifiable intangible assets	$38,087	$27,703	$10,384

9. Borrowing Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2015, the outstanding principal under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of June 30, 2015 was 1.94%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2015, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million.

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $257,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany. At June 30, 2015, we complied with all of these financial covenants.

Loans Assumed from Business Acquisitions

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The loans are repayable on or before April 1, 2016. The facilities have been partially secured by bank deposits which are classified as restricted cash on our unaudited condensed consolidated balance sheets.

We assumed loans of approximately $723,000 related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest bearing loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid off during the quarter ended September 30, 2014.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for these plans, consistent with the requirements of local law, with investment management companies, insurance companies, banks or trustees and/or accrue for the unfunded portion of the obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The German plan is held by a separate legal entity. As of June 30, 2015, the German defined benefit plan was completely unfunded. We expect to contribute approximately $994,000 to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2016. This contribution is primarily contractual.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Service cost	$26	$26
Interest cost on projected benefit obligation	368	473
Expected return on plan assets	(438)	(497)
Recognized actuarial loss	45	18

Net periodic pension expense	$1	$20

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of June 30, 2015 and March 31, 2015, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	June 30, 2015				March 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$2,798	$—	$—	$2,798	$2,588	$—	$—	$2,588
Currency contracts	—	38	—	38	—	(30)	—	(30)
Equity	20,814	43	14	20,871	19,997	652	7	20,656
Fixed interest	1,042	5,739	—	6,781	861	5,887	1	6,749
Mortgage-backed securities	—	14	—	14	—	16	—	16
Swaps and other	—	82	—	82	2	133	—	135

Total	$24,654	$5,916	$14	$30,584	$23,448	$6,658	$8	$30,114

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the three months ended June 30, 2015, there were 51,824 shares purchased under the Purchase Plan, leaving approximately 285,691 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Statement of Operations Classifications	2015	2014
	(unaudited)
Cost of goods sold	$122	$108
Research, development and engineering (1)	460	189
Selling, general and administrative expenses	406	384

Stock-based compensation effect in income before taxes	988	681
Provision for income taxes (2)	346	238

Net stock-based compensation effects in net income	$642	$443

(1)	Includes acquisition related compensation expenses of $249,000 during the quarter ended June 30, 2015.
(2)	Calculated at the U.S. statutory federal income tax rate of 35% in fiscal 2016 and 2015.

During the three months ended June 30, 2015, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2015, approximately $5.5 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2015 and 2014, were based on estimates at the date of grant as follows:

	Stock Options (1)			Purchase Plan
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
	(unaudited)			(unaudited)
Weighted average estimated fair value of grant per share	$6.32	$	na	$3.15	$2.90
Risk-free interest rate	2.0%		na	0.1%	0.1%
Expected term in years	6.75		na	1.00	0.50
Volatility	50.7%		na	33.7%	34.5%
Dividend yield	1.01%		na	1.11%	1.06%

(1)	No stock options were granted during the quarter ended June 30, 2014.

Activity with respect to outstanding stock options for the three months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (000) (1)
		(unaudited)
Balance at March 31, 2015	4,942,511	$10.37
Options granted	293,000	$13.37
Options exercised	(211,876)	$9.30	$1,040
Options cancelled	(2,500)	$12.13
Options expired	(432,788)	$14.70

Balance at June 30, 2015	4,588,347	$10.20

Exercisable at June 30, 2015	3,387,597	$9.73
Exercisable at March 31, 2015	3,942,261	$10.20

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive (Loss)

The components and the changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)
	(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	2,692	(117)	—	2,575

Net current period other comprehensive income (loss)	2,692	(117)	—	2,575

Balance as of June 30, 2015	$(10,885)	$(110)	$(9,518)	$(20,513)

	Foreign Currency	Unrealized Gains on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
	(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive (loss) before reclassifications	(280)	(288)	—	(568)
Net (gains) reclassified from accumulated other comprehensive income	—	(19)	—	(19)

Net current period other comprehensive
(loss)	(280)	(307)	—	(587)

Balance as of June 30, 2014	$10,255	$18	$(5,831)	$4,442

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended June 30,
	2015	2014
	(unaudited)
Net gain on investments	$—	$30	Other income (expense), net
Tax impact	—	(11)	Provision for income tax

Total reclassifications for the period	$—	$19	Income before income tax provision

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Net income	$2,985	$3,575

Weighted average shares—basic	31,746	31,379

Weighted average shares—diluted	32,733	32,075

Net income per share—basic	$0.09	$0.11

Net income per share—diluted	$0.09	$0.11

Diluted weighted average shares included approximately 987,000 and 696,000 common equivalent shares from stock options for the three months ended June 30, 2015 and 2014.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three months ended June 30, 2015 and 2014, there were outstanding options to purchase 868,702 and 2,630,332 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment and reportable segment. We design develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer and our President, together, have been identified as the chief operating decision makers. Our chief operating decision makers review financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
	(unaudited)
United States	$20,133	$22,504
Europe and the Middle East
France	2,040	1,852
Germany	8,077	8,449
Italy	1,264	1,473
Sweden	705	1,285
United Kingdom	3,220	5,379
Other	6,687	7,787
Asia Pacific
China	21,235	20,402
Japan	3,322	1,801
Korea	6,136	6,439
Malaysia	1,242	1,632
Singapore	3,117	3,157
Thailand	1,043	1,045
Other	1,484	2,113
Rest of the World
India	1,132	1,249
Other	1,210	1,513

Total	$82,047	$88,080

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Power semiconductors	$54,978	$57,968
Integrated circuits	22,484	23,882
Systems and RF power semiconductors	4,585	6,230

Total	$82,047	$88,080

For both three months ended June 30, 2015 and 2014, one distributor accounted for 10.7% of our net revenues in each period. For the three months ended June 30, 2014, another distributor accounted for 10.4% of our net revenues.

15. Income Taxes

For the three months ended June 30, 2015 and 2014, we recorded income tax provisions of $1.7 million and $1.5 million, reflecting effective tax rates of 35.8% and 30.2%, respectively. Our effective tax rate for quarter ended June 30, 2015 was affected by non-benefitted losses incurred in certain tax jurisdictions. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

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

However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At June 30, 2015, the outstanding principal under the credit agreement was $45.0 million. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2015 and March 31, 2015.

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

In the quarter ended June 30, 2015, our net revenues decreased as compared to the immediately preceding quarter. Our net revenues from sales of ICs and systems and RF power semiconductors decreased, while our net revenues from sales of power semiconductors increased. Comparing the same periods, sales to major application markets increased, except the consumer products market. Geographically, sales to the United States and Europe and Middle East regions decreased while sales to the Asia Pacific region increased. Gross profit margin increased slightly due to a shift in product mix. During the quarter ended June 30, 2015, our net revenues from original equipment manufacturers, or OEMs, increased slightly, while our net revenues through distribution declined. Our efforts to implement price increases for some low-margin products sold to OEM customers are expected to lead to reduced revenues for these products in future periods, which may adversely affect our total revenues and increase underutilization charges. Our selling expenses declined in relation to the reduced revenues while our research, development and engineering expenses, or R&D expenses, increased due to the recent acquisition of RadioPulse. In future periods, we expect our selling, general and administrative, or SG&A, expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. We expect our R&D expenses to increase somewhat in the upcoming quarters.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 55.2% of our net revenues in the three months ended June 30, 2015 and 56.9% of our net revenues in the three months ended June 30, 2014 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the three months ended June 30, 2015 and 2014, approximately $349,000 and $838,000, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2015 (in thousands):

(unaudited)
Balance at March 31, 2015	$1,059
Additions	1,031
Deductions	(1,193)

Balance at June 30, 2015	$897

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2015	$22,753
Utilization or sale	(309)
Scrap	(431)
Additional accrual	589
Foreign currency translation adjustments	177

Balance at June 30, 2015	$22,779

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2015, our lower of cost or market reserve was $471,000.

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

Results of Operations — Three Months Ended June 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended June 30,
	2015	% change	2014
	(unaudited)
	(000)		(000)
Net revenues	$82,047	(6.8)	$88,080
Cost of goods sold	56,445	(10.5)	63,080

Gross profit	$25,602	2.4	$25,000

Operating expenses:
Research, development and engineering	$7,683	6.0	$7,250
Selling, general and administrative	10,636	(1.2)	10,764
Amortization of acquired intangible assets	1,579	(7.5)	1,707

Total operating expenses	$19,898	0.9	$19,721

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future period.

	% of Net Revenues Three Months Ended June 30,
	2015	2014
	(unaudited)
Net revenues	100.0	100.0
Cost of goods sold	68.8	71.6

Gross profit	31.2	28.4

Operating expenses:
Research, development and engineering	9.4	8.2
Selling, general and administrative	12.9	12.3
Amortization of acquired intangible assets	1.9	1.9

Total operating expenses	24.2	22.4

Operating income	7.0	6.0
Other expense, net	(1.3)	(0.2)

Income before income tax	5.7	5.8
Provision for income tax	(2.1)	(1.7)

Net income	3.6	4.1

Net Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)	Three Months Ended June 30,
	2015	% change	2014
	(unaudited)
	(000)		(000)
Power semiconductors	$54,978	(5.2)	$57,968
Integrated circuits	22,484	(5.9)	23,882
Systems and RF power semiconductors	4,585	(26.4)	6,230

Total	$82,047	(6.8)	$88,080

(1)	Includes $258,000 and $368,000 of intellectual property revenues in integrated circuits during the quarters ended June 30, 2015 and 2014, respectively.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended June 30,
	2015	% change	2014
	(unaudited)
Power semiconductors	$1.95	(9.3)	$2.15
Integrated circuits	$0.43	(10.4)	$0.48
Systems and RF power semiconductors	$33.22	25.3	$26.51

Units	Three Months Ended June 30,
	2015	% change	2014
	(unaudited)
	(000)		(000)
Power semiconductors	28,134	4.6	26,905
Integrated circuits	51,235	3.8	49,377
Systems and RF power semiconductors	138	(41.3)	235

Total	79,507	3.9	76,517

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2015		2014
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)
	(000)		(000)
Europe and Middle East	$21,993	26.8	$26,225	29.8
Asia Pacific	37,579	45.8	36,589	41.5
Rest of world	2,342	2.9	2,762	3.2

International revenues	$61,914	75.5	$65,576	74.5
USA	20,133	24.5	22,504	25.5

Total	$82,047	100.0	$88,080	100.0

The 6.8% decrease in net revenues in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflected a decrease of $3.0 million, or 5.2%, in the sale of power semiconductors, a decrease of $1.4 million, or 5.9%, in the sale of ICs and a decrease of $1.6 million, or 26.4%, in the sale of systems and RF power semiconductors. The decrease in net revenues from power semiconductors was mainly due to a $3.3 million decline in the sale of bipolar products, primarily to the industrial and commercial market. The reduction in net revenues from ICs was primarily caused by decreased sales of microcontrollers. The net revenues from the sale of systems and RF power semiconductors decreased primarily due to a $1.2 million decrease in net revenues from the sale of subassemblies, primarily to the industrial and commercial market.

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, the increases in unit shipments of power semiconductors and ICs were broad-based, except for a reduction in the shipment of ASICs. For both product groups, the changes in ASPs were primarily due to shifts in product mix, rather than changes in product prices. In the case of systems and RF power semiconductors, the reduction in units was largely the result of lower shipments of RF power semiconductors and the increase in ASPs was due to changes in product mix.

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, our sales decreased in the U.S. and Europe and the Middle East and increased in the Asia Pacific area. For the same periods’ comparison, sales decreased to all of our major application markets.

For both three months ended June 30, 2015 and 2014, one distributor accounted for 10.7% of our net revenues in each period. For the three months ended June 30, 2014, another distributor accounted for 10.4% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit increased to $25.6 million in the three months ended June 30, 2015 from $25.0 million in the three months ended June 30, 2014. Gross profit margin increased to 31.2% in the quarter ended June 30, 2015 from 28.4% in the quarter ended June 30, 2014. The increases in both gross profit dollars and margins were largely because of a shift in product mix to sales of higher margin products.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2015 were 9.4% as compared to 8.2% for the three months ended June 30, 2014. The increase in the percentage primarily resulted from lower net revenues and higher R&D expenses. Expressed in dollars, for the three months ended June 30, 2015 as compared to the same period of the prior year, our R&D expenses increased by approximately $433,000, or 6.0%, primarily due to the R&D expenses incurred at RadioPulse, which was acquired during the quarter ended June 30, 2015.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2015 were 12.9% as compared to 12.3% for the three months ended June 30, 2014. The increase in the percentage primarily resulted from lower net revenues. Expressed in dollars, SG&A expenses decreased by approximately $128,000, or 1.2%, in the three months ended June 30, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily caused by lower selling expenses corresponding to reduced revenues.

Amortization of Acquired Intangible Assets

For the three months ended June 30, 2015, we recorded amortization expenses on acquired intangible assets of $1.6 million as compared to $1.7 million for the same period in fiscal 2015. The June 2015 quarter included amortization for the RadioPulse acquisition.

Interest Expense

During the three months ended June 30, 2015, our interest expenses were $314,000 as compared to $410,000 for the three months ended June 30, 2014. The interest expenses during the earlier period included the accrual of interest on the installment payments for an acquisition.

Other Income (Expense), net

In the quarter ended June 30, 2015, other expense, net, was $790,000 as compared to other income, net, of $208,000 in the quarter ended June 30, 2014. The difference was primarily related to fluctuations in foreign currency exchange rates. Other expense, net, in the three months ended June 30, 2015 principally consisted of $668,000 in losses associated with changes in exchange rates for foreign currency transactions. Other income, net in the three months ended June 30, 2014 consisted principally of $224,000 in gains associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three months ended June 30, 2015 and 2014, we recorded income tax provisions of $1.7 million and $1.5 million, reflecting effective tax rates of 35.8% and 30.2%, respectively. Our effective tax rate for quarter ended June 30, 2015 was affected by non-benefitted losses incurred in certain tax jurisdictions. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

Liquidity and Capital Resources

At June 30, 2015, cash and cash equivalents were $118.2 million as compared to $121.2 million at March 31, 2015.

Our cash provided by operating activities for the three months ended June 30, 2015 was $9.4 million, a decrease of approximately $4.8 million as compared to the $14.2 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $2.8 million in net income and total adjustments to reconcile net income, and a decrease of $1.9 million in net changes in operating assets and liabilities.

The decrease in net income and total adjustments to reconcile net income was principally caused by the decrease in net revenues. The changes in operating assets and liabilities for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 included the following: prepaid expenses and other current assets increased due to the timing of a tax refund, inventory purchases decreased consistent with our production plans, accounts receivable decreased due to lower net revenues and accrued expenses and other liabilities also decreased due to changes in income tax liabilities.

Our net cash used in investing activities for the three months ended June 30, 2015 was $18.3 million, as compared to net cash used in investing activities of $6.3 million during the three months ended June 30, 2014. During the three months ended June 30, 2015, we spent $14.6 million, net of cash and cash equivalent acquired, on the acquisition of RadioPulse and $3.7 million on the purchase of property and equipment, including real estate in Germany. During the three months ended June 30, 2014, we spent $3.4 million on the purchase of property and equipment and we made a payment of $2.3 million on an acquisition.

For the three months ended June 30, 2015, net cash provided by financing activities was $5.0 million, as compared to net cash used in financing activities of $16.1 million in the three months ended June 30, 2014. During the three months ended June 30, 2015, we borrowed additional €3.0 million, or about $3.3 million, and received $2.5 million from employee equity plans, offset by $770,000 used for principal repayment on capital lease and loan obligations. During the three months ended June 30, 2014, we paid the first $15.0 million deferred payment for a microcontroller acquisition. In addition, we used $972,000 for principal repayment on capital lease and loan obligations and $943,000 for payments of cash dividends to stockholders, offset by proceeds from employee equity plans of $811,000.

At June 30, 2015, capital lease obligations and loans payable totalled $54.7 million. This represented 46.3% of our cash and cash equivalents and 19.9% of our stockholders’ equity.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million. In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $257,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At June 30, 2015, we complied with all of these financial covenants. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the new agreement.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At June 30, 2015, the outstanding principal balance under the credit agreement was $45.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2015, we complied with all of these financial covenants. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The loans are repayable on or before April 1, 2016. The facilities have been secured partially secured by bank deposits which are classified as restricted cash on our unaudited condensed consolidated balance sheets.

We assumed loans of approximately $723,000, related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid in full during the quarter ended September 30, 2014.

During the quarter ended June 30, 2015, we accrued $1.1 million for dividends to be paid in July 2015, consisting of a quarterly cash dividend of $0.035 per share. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for these plans with financial institutions, consistent with the requirements of local law, and accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2015 was $17.5 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, one or more acquisitions, or the inability to renew or replace our revolving line of credit in whole or in part. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at June 30, 2015. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the fiscal year ended March 31, 2015, our net revenues by region were approximately 25.2% in the United States, approximately 29.6% in Europe and the Middle East, approximately 42.2% in the Asia Pacific region and approximately 3.0% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe, China and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

Our revolving line of credit with Bank of the West, or BOTW, expires November 30, 2015. We may not be able to renew the line of credit for a similar principal amount, on terms that are as favorable as the current terms or on any terms at all.

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Significant Management Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

Any such event may disrupt our operations or those of our customers or suppliers. Our markets currently include South Korea, Taiwan, Russia and Israel, which are currently experiencing political instability. Additionally, we have accounting and administrative operations in the Philippines, an external foundry and some of our design and sales operations are located in South Korea and assembly subcontractors are located in Indonesia, the Philippines and South Korea.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 23, 2015, approximately 21.0% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Date: August 4, 2015

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