Form 10-Q
period 2015-09-30
IXYS CORP /DE/
filed 2015-11-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 28, 2015 was 31,460,311.

IXYS CORPORATION

FORM 10-Q

September 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$116,851	$121,164
Restricted cash	1,244	266
Accounts receivable, net of allowances of $2,186 at September 30, 2015 and $2,768 at March 31, 2015	38,865	41,042
Inventories	86,362	82,005
Prepaid expenses and other current assets	3,643	3,413
Deferred income taxes	7,085	7,077

Total current assets	254,050	254,967
Property, plant and equipment, net	43,534	42,545
Intangible assets, net	9,676	10,384
Goodwill	42,616	27,375
Deferred income taxes	24,983	24,880
Other assets	13,134	13,704

Total assets	$387,993	$373,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$55	$464
Current portion of loans payable	47,812	45,790
Accounts payable	12,753	12,675
Accrued expenses and other current liabilities	23,439	19,865

Total current liabilities	84,059	78,794
Long term loans, net of current portion	6,114	3,433
Pension liabilities	17,179	17,232
Other long term liabilities	7,244	7,095

Total liabilities	114,596	106,554

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,168,708 issued and 31,455,311 outstanding at September 30, 2015 and 38,116,884 issued and 31,674,782 outstanding at March 31, 2015	382	381
Additional paid-in capital	211,978	209,707
Treasury stock, at cost: 6,713,397 common shares at September 30, 2015 and 6,442,102 common shares at March 31, 2015	(60,424)	(56,833)
Retained earnings	141,018	137,134
Accumulated other comprehensive loss	(19,557)	(23,088)

Total stockholders’ equity	273,397	267,301

Total liabilities and stockholders’ equity	$387,993	$373,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$80,257	$86,435	$162,304	$174,515
Cost of goods sold	54,245	60,265	110,690	123,345

Gross profit	26,012	26,170	51,614	51,170

Operating expenses:
Research, development and engineering	7,804	6,948	15,487	14,198
Selling, general and administrative	9,801	10,713	20,437	21,477
Amortization of acquired intangible assets	1,374	1,419	2,953	3,126

Total operating expenses	18,979	19,080	38,877	38,801

Operating income	7,033	7,090	12,737	12,369
Other income (expense):
Interest income	39	49	86	96
Interest expense	(284)	(322)	(598)	(732)
Other income (expense), net	(1,010)	2,165	(1,800)	2,373

Income before income tax provision	5,778	8,982	10,425	14,106
Provision for income tax	(2,505)	(3,235)	(4,167)	(4,784)

Net income	$3,273	$5,747	$6,258	$9,322

Net income per share:
Basic	$0.10	$0.18	$0.20	$0.30

Diluted	$0.10	$0.18	$0.19	$0.29

Cash dividends per common share	$0.040	$0.035	$0.075	$0.065

Weighted average shares used in per share calculation:
Basic	31,651	31,499	31,769	31,439

Diluted	32,380	32,235	32,627	32,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,273	$5,747	$6,258	$9,322

Foreign currency translation adjustments	869	(7,820)	3,561	(8,100)
Changes in market value of investments:
Changes in unrealized loss, net of tax benefits of $(124) and $(202) for the three and six months ended September 30, 2015, respectively, and net of tax benefits of $(188) and $(342) for the three and six months ended September 30, 2014, respectively	(185)	(350)	(302)	(638)
Reclassification adjustment for net losses (gains) realized in net income, net of tax expenses of $182 for the three and six months ended September 30, 2015, respectively and net of tax expense (benefit) of $0 and $(11) for the three and six months ended September 30, 2014, respectively	272	—	272	(19)

Net change in market value of investments	87	(350)	(30)	(657)

Total comprehensive income (loss)	$4,229	$(2,423)	$9,789	$565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$6,258	$9,322
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	7,145	9,148
Provision for receivable allowances	2,903	5,516
Net change in inventory provision	703	1,653
Stock-based compensation	1,691	1,378
Loss (gain) on investments	650	(34)
Foreign currency adjustments on intercompany amounts and other non-cash items	719	(2,054)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	1,239	(3,249)
Inventories	(3,218)	(5,310)
Prepaid expenses and other current assets	(634)	5,016
Other assets	(68)	790
Accounts payable	(583)	(1,067)
Accrued expenses and other liabilities	1,772	2,232
Pension liabilities	(617)	(657)

Net cash provided by operating activities	17,960	22,684

Cash flows from investing activities:
Change in restricted cash	(879)	(356)
Purchase of business, net of cash and cash equivalents acquired	(14,571)	(2,297)
Purchases of property and equipment	(4,445)	(4,609)
Changes in investments	21	54

Net cash used in investing activities	(19,874)	(7,208)

Cash flows from financing activities:
Principal payments on capital lease obligations	(419)	(1,336)
Repayments of loans and notes payable	(937)	(629)
Installment payment for business acquisition	—	(15,000)
Proceeds from loans	3,317	30,000
Proceeds from employee equity plans	3,431	1,430
Purchases of treasury stock	(6,440)	—
Payment of cash dividends to stockholders	(2,374)	(2,047)

Net cash provided by (used in) financing activities	(3,422)	12,418

Effect of exchange rate fluctuations on cash and cash equivalents	1,023	(1,388)

Net increase (decrease) in cash and cash equivalents	(4,313)	26,506
Cash and cash equivalents at beginning of period	121,164	98,438

Cash and cash equivalents at end of period	$116,851	$124,944

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

2. Recent Accounting Pronouncements and Accounting Changes

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is prohibited for annual periods commencing before December 15, 2016. Different transition methods are available — full retrospective method, retrospective with certain practical expedients and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements including selection of the transition method.

In April 2015, FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods during the annual period, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior period information that has been retrospectively adjusted and the effect of the change on the financial statements line items (that is, debt issuance cost asset and the debt liability). We do not expect this guidance to have a significant impact on our consolidated financial statements. In August 2015, FASB issued the authoritative guidance that added Securities and Exchange Commission, or SEC, content. The guidance issued in April 2015 did not directly address the manner in which debt issuance costs relating to a line of credit arrangement are treated. The SEC staff clarified that they would not object to the balance sheet presentation of such costs as an asset (i.e., a deferred charge) to be subsequently amortized ratably over the term of the line of credit arrangement, even if there are no borrowings outstanding on the underlying line of credit arrangement.

In July 2015, FASB issued an amendment to modify the inventory measurement guidance in Topic 330, Inventory, for inventory that is measured using the methods other than last-in, first-out (LIFO) and the retail inventory method. It requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. It eliminated the guidance in Topic 330 that required a reporting entity measuring inventory at the lower of cost or market to consider the replacement cost of inventory and the net realizable value of inventory less an approximately normal profit margin along with net realizable value in determining the market value. The guidance will be effective for us from the fiscal years beginning after December 15, 2016 and interim periods during the annual period. The new standard is required to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect this change to have a significant impact on our consolidated financial statements.

In September 2015, FASB issued an amendment to modify the guidance related to measurement-period adjustments in Topic 805, Business Combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It eliminates the requirement to retrospectively account for those adjustments. The guidance will be effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods during the annual period. The new standard is required to be applied prospectively to adjustments to provisional amounts that occur after the aforementioned effective date with earlier application permitted for financial statements that have not yet been issued. We do not expect this guidance to have a significant impact on our consolidated financial statements. The impact on earnings due to measurement period adjustments will be disclosed in the relevant notes to the financial statements.

In October 2015, FASB ratified a proposed Accounting Standards Update, or ASU, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted as of the beginning of any interim or annual reporting period. We do not expect this guidance to have a significant impact on our consolidated financial statements.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a complementary product portfolio to IXYS’s product lines. At closing, we paid cash consideration of $14.7 million. The consideration may also include earnout payments aggregating up to $6.0 million payable over three years. The earnout payments are subject to certain financial thresholds related to net revenues, gross profit and net income. Based on our preliminary valuation the fair value of the liability for the earnout payment is estimated to be nil. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition related compensation costs.

The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Consideration Allocation
(unaudited)
Cash, restricted cash and cash equivalents	$196
Accounts receivable	1,497
Inventories	534
Property, plant and equipment	24
Prepaid expenses and other current assets	616
Identifiable intangible assets	2,523
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(2,916)

Total identifiable net liabilities	(494)
Goodwill	15,162

Total purchase consideration	$14,668

During the quarter ended September 30, 2015, we recorded adjustments that reduced the value of goodwill by $190,000. The adjustments were primarily related to increases in the fair value of accounts receivable and accrued and other liabilities of $471,000 and $283,000, respectively.

Identifiable intangible assets consisted of developed intellectual property, in-process research and development expenses, customer relationships and contract backlog. The value reflected in the table represents the preliminary purchase price allocation. We are in the process of completing the valuation of acquired intangible assets, acquired liabilities and tax attributes. The preliminary valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance because the preliminary valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. We did not recognize any liability with respect to the contingent consideration based upon our preliminary analysis. We expect to complete the purchase price allocation by December 31, 2015.

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

RadioPulse contributed net revenues of $930,000 and $2.2 million to our unaudited condensed consolidated statements of operations for the three and six month periods ended September 30, 2015, respectively. The net losses of RadioPulse during the same periods ended September 30, 2015 were $1.2 million and $2.4 million, respectively, based on the preliminary purchase consideration valuation. The financial statements of RadioPulse were immaterial compared to our financial statements and therefore pro-forma financial statements have not been separately presented.

Other Acquisition

In the quarter ended June 30, 2014 we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired of approximately $204,000. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. The goodwill balance as of September 30, 2015 reflected a cumulative reduction of $490,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our unaudited condensed consolidated financial statements.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015 (1)			March 31, 2015 (1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Assets
Money market funds (2)	$72,444	$72,444	$—	$76,317	$76,317	$—
Marketable equity securities (3)	1,263	1,263	—	1,737	1,737	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total Assets Measured at Fair Value	$74,057	$73,707	$350	$78,404	$78,054	$350

Liabilities
Derivative liabilities (4)	—	—	—	19	—	19

Total Liabilities Measured at Fair Value	$—	$—	$—	$19	$—	$19

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.
(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized an other than temporary impairment loss of $454,000 in marketable equity securities during the quarter and six months ended September 30, 2015.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates. The fair values of these instruments are recorded on the balance sheets. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. We have elected not to designate these instruments as accounting hedges. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of September 30, 2015 and March 31, 2015. We currently believe that the ARPS values are not impaired and, as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

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

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $53.9 million and $49.2 million as of September 30, 2015 and March 31, 2015, respectively. Our debt is categorized as Level 2 for fair value measurement. Our pension liabilities, net of plan assets, approximated fair value. See Note 9, “Pension Plans” for a discussion of pension liabilities.

The fair value of contingent consideration for a business acquisition is classified as a Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2015	March 31, 2015
	(unaudited)
Marketable equity securities	$1,263	$1,737
Auction rate preferred securities	350	350
Long-term equity investments	10,895	11,041
Other items	626	576

Total	$13,134	$13,704

6. Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	March 31, 2015
	(unaudited)
Raw materials	$16,294	$17,169
Work in process	40,160	37,491
Finished goods	29,908	27,345

Total	$86,362	$82,005

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	March 31, 2015
	(unaudited)
Uninvoiced goods and services	$9,437	$8,473
Compensation and benefits	7,500	6,230
Income taxes	3,356	2,459
Commissions, royalties and other	3,146	2,703

Total	$23,439	$19,865

8. Borrowing Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2015, the outstanding principal under the credit agreement was $45.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin, an alternative base rate plus a margin or a floating rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of September 30, 2015 was 2.01%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2015, we complied with all of these financial covenants.

The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 15, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million.

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $261,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany. At September 30, 2015, the outstanding principal balance was €6.0 million, or about $6.8 million, and we complied with all of these financial covenants.

Loans Assumed from Business Acquisitions

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The loans are repayable on or before April 1, 2016. The facilities have been partially secured by bank deposits, which are classified as restricted cash on our unaudited condensed consolidated balance sheets. The outstanding principal on these loans was $1.7 million as of September 30, 2015.

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

9. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of obligations. As of September 30, 2015, the German defined benefit plan was completely unfunded and we accrue for its obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $994,000 to the United Kingdom and Philippines plans in the fiscal year ending March 31, 2016. The measurement date for the projected benefit obligations and the plan assets is March 31.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Service cost	$25	$26	$51	$52
Interest cost on projected benefit obligation	371	467	739	940
Expected return on plan assets	(442)	(494)	(880)	(991)
Recognized actuarial loss	45	18	90	36

Net periodic pension expense	$(1)	$17	$—	$37

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of September 30, 2015 and March 31, 2015, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	September 30, 2015				March 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$1,157	$—	$—	$1,157	$2,588	$—	$—	$2,588
Currency contracts	—	(125)	—	(125)	—	(30)	—	(30)
Equity	3,876	—	—	3,876	19,997	652	7	20,656
Fixed interest	1,101	13,055	1	14,157	861	5,887	1	6,749
Mutual funds	—	9,484	—	9,484	—	—	—	—
Mortgage-backed securities	—	34	—	34	—	16	—	16
Swaps and other	—	249	—	249	2	133	—	135

Total	$6,134	$22,697	$1	$28,832	$23,448	$6,658	$8	$30,114

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the six months ended September 30, 2015, there were 51,824 shares purchased under the Purchase Plan, leaving approximately 285,691 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of goods sold	$124	$102	$246	$210
Research, development and engineering expenses (1)	330	189	791	378
Selling, general and administrative expenses	497	406	903	790

Stock-based compensation effect in income before taxes	951	697	1,940	1,378
Provision for income taxes (2)	333	244	679	482

Net stock-based compensation effects in net income	$618	$453	$1,261	$896

(1)	Includes acquisition-related compensation expenses of $249,000 during the six months ended September 30, 2015.
(2)	Calculated at the U.S. statutory federal income tax rate of 35% in fiscal 2016 and 2015.

During the six months ended September 30, 2015, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2015, approximately $8.2 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended September 30, 2015 and 2014, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	(unaudited)		(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$4.31	$5.54	$4.83	$5.54	$3.15	$2.90
Risk-free interest rate	1.7%	1.8%	1.8%	1.8%	0.1%	0.1%
Expected term in years	6.35	6.25	6.45	6.25	1.00	0.50
Volatility	42.8%	52.2%	44.9%	52.2%	33.7%	34.5%
Dividend yield	1.3%	1.0%	1.2%	1.0%	1.1%	1.1%

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the six months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)	(000)

Balance at March 31, 2015	4,942,511	$10.37
Options granted	1,124,000	$11.72
Options exercised	(320,826)	$9.15	$1,291
Options cancelled	(2,500)	$12.13
Options expired	(434,788)	$14.68

Balance at September 30, 2015	5,308,397	$10.38

Exercisable at September 30, 2015	3,504,063	$9.84
Exercisable at March 31, 2015	3,942,261	$10.20

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

11. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended September 30, 2015
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)
		(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	3,561	(302)	—	3,259
Net loss reclassified from accumulated other comprehensive income (loss)	—	272	—	272

Net current period other comprehensive income (loss)	3,561	(30)	—	3,531

Balance as of September 30, 2015	$(10,016)	$(23)	$(9,518)	$(19,557)

	Six Months Ended September 30, 2014
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(8,100)	(638)	—	(8,738)
Net gain reclassified from accumulated other comprehensive income (loss)	—	(19)	—	(19)

Net current period other comprehensive income (loss)	(8,100)	(657)	—	(8,757)

Balance as of September 30, 2014	$2,435	$(332)	$(5,831)	$(3,728)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended September 30, 2015 and 2014 are as follows (in thousands):

Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net gain on investments	$—	$—	$—	$30	Other income (expense), net

Impairment of marketable securities	(454)	—	(454)	—	Other income (expense), net
Tax impact	182	—	182	(11)	Provision for income tax

Total reclassifications for the period	$(272)	$—	$(272)	$19	Income after income tax provision

12. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$3,273	$5,747	$6,258	$9,322

Weighted average shares - basic	31,651	31,499	31,769	31,439

Weighted average shares - diluted	32,380	32,235	32,627	32,142

Net income per share - basic	$0.10	$0.18	$0.20	$0.30

Net income per share - diluted	$0.10	$0.18	$0.19	$0.29

Diluted weighted average shares included approximately 729,000 and 736,000 common equivalent shares from stock options for the three months ended September 30, 2015 and 2014, respectively, and approximately 858,000 and 703,000 common equivalent shares from stock options for the six months ended September 30, 2015 and 2014, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three and six months ended September 30, 2015, there were outstanding weighted average options to purchase 2,067,109 and 1,436,546 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. During the three and six months ended September 30, 2014, there were outstanding weighted average options to purchase 2,318,679 and 2,507,755 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
United States	$19,317	$21,502	$39,450	$44,006
Europe and the Middle East
France	2,302	1,897	4,342	3,749
Germany	8,845	8,026	16,922	16,475
Italy	969	909	2,233	2,382
Russia	465	2,157	718	2,860
Sweden	574	1,309	1,279	2,594
United Kingdom	3,494	5,822	6,714	11,201
Other	6,657	6,810	13,091	13,894
Asia Pacific
China	20,053	20,480	41,288	40,882
Japan	2,402	2,161	5,724	3,962
Korea	6,089	5,689	12,225	12,128
Malaysia	1,322	1,490	2,564	3,122
Singapore	3,020	2,913	6,137	6,070
Thailand	992	983	2,035	2,027
Other	1,607	1,702	3,091	3,816
Rest of the World
India	909	1,380	2,041	2,629
Other	1,240	1,205	2,450	2,718

Total	$80,257	$86,435	$162,304	$174,515

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Power semiconductors	$53,433	$55,780	$108,411	$113,748
Integrated circuits	22,024	23,438	44,508	47,320
Systems and RF power semiconductors	4,800	7,217	9,385	13,447

Total	$80,257	$86,435	$162,304	$174,515

For the three and six months ended September 30, 2015, one distributor accounted for 11.5% and 11.1% of our net revenues, respectively. For the three and six months ended September 30, 2014, another distributor accounted for 11.4% and 10.9% of our net revenues, respectively.

14. Income Taxes

For the three and six months ended September 30, 2015, we recorded income tax provisions of $2.5 million and $4.2 million, reflecting effective tax rates of 43.4% and 40.0%, respectively. For the three and six months ended September 30, 2014, we recorded income tax provisions of $3.2 million and $4.8 million, reflecting effective tax rates of 36.0% and 33.9%, respectively. For the three and six months ended September 30, 2015, the effective tax rates were affected by tax losses that could not be offset against other profits in certain jurisdictions with lower tax rates. The effective tax rates were also affected by estimates of annual income in domestic and foreign jurisdictions, as adjusted by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

15. Commitments and Contingencies

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

However, borrowing under this subfacility is limited to the extent of availability under the $50.0 million revolving line of credit. At September 30, 2015, the outstanding principal under the credit agreement was $45.0 million. See Note 8, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2015 and March 31, 2015.

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

Over the past two quarters ended September 30, 2015, our net revenues decreased sequentially. Our net revenues from sales of power semiconductors and systems and RF power semiconductors have remained relatively flat over the past three quarters, while our net revenues from sales of ICs have decreased over the six months ended September 30, 2015. Over the three and six months ended September 30, 2015, sales to the industrial and commercial market and consumer products market have declined during the past quarter, while sales to the medical products market have increased during the three and six months. Gross profit margin increased slightly over the last two quarters due to a shift in product mix and improved utilization at our manufacturing facilities. Our efforts to implement price increases for some low-margin products sold to OEM customers are expected to lead to reduced revenues for these products in future periods, which may adversely affect our total revenues and increase underutilization charges. Over the past two quarters ended September 30, 2015, our selling, general and administrative, or SG&A, expenses have remained relatively flat while our research, development and engineering expenses, or R&D expenses, increased due to the recent acquisition of RadioPulse. In future periods, we expect our SG&A expenses and R&D expenses to remain fairly consistent.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 57.1% of our net revenues in the six months ended September 30, 2015 and 54.9% of our net revenues in the six months ended September 30, 2014 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the six months ended September 30, 2015 and 2014, approximately $733,000 and $1.1 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2015 (in thousands):

(unaudited)
Balance at March 31, 2015	$1,059
Additions	1,031
Deductions	(1,193)

Balance at June 30, 2015	897
Additions	1,048
Deductions	(1,179)

Balance at September 30, 2015	$766

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2015	$22,753
Utilization or sale	(309)
Scrap	(431)
Additional accrual	589
Foreign currency translation adjustments	177

Balance at June 30, 2015	22,779
Utilization or sale	(975)
Scrap	(613)
Additional accrual	1,425
Foreign currency translation adjustments	35

Balance at September 30, 2015	$22,651

The practical efficiencies of wafer fabrication require the manufacture of semiconductor wafers in minimum lot sizes. Often, when manufactured, we do not know whether or when all the semiconductors resulting from a lot of wafers will sell. With more than 10,000 different part numbers for semiconductors, excess inventory resulting from the manufacture of some of those semiconductors will be continual and ordinary. Because the cost of storage is minimal when compared to the potential value and because our products do not quickly become obsolete, we expect to hold excess inventory for potential future sale for years. Consequently, we have no set time line for the utilization, sale or scrapping of excess inventory.

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2015, our lower of cost or market reserve was $455,000.

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

Results of Operations — Three and Six Months Ended September 30, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage changes in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$80,257	(7.1)	$86,435	$162,304	(7.0)	$174,515
Cost of goods sold	54,245	(10.0)	60,265	110,690	(10.3)	123,345

Gross profit	$26,012	(0.6)	$26,170	$51,614	0.9	$51,170

Operating expenses:
Research, development and engineering	$7,804	12.3	$6,948	$15,487	9.1	$14,198
Selling, general and administrative	9,801	(8.5)	10,713	20,437	(4.8)	21,477
Amortization of acquired intangible assets	1,374	(3.2)	1,419	2,953	(5.5)	3,126

Total operating expenses	$18,979	(0.5)	$19,080	$38,877	0.2	$38,801

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues Three Months Ended September 30,		% of Net Revenues Six Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	67.6	69.7	68.2	70.7

Gross profit	32.4	30.3	31.8	29.3

Operating expenses:
Research, development and engineering	9.7	8.0	9.5	8.1
Selling, general and administrative	12.2	12.5	12.7	12.3
Amortization of acquired intangible assets	1.7	1.6	1.8	1.8

Total operating expenses	23.6	22.1	24.0	22.2

Operating income	8.8	8.2	7.8	7.1
Other income (expense), net	(1.6)	2.2	(1.3)	0.9

Income before income tax	7.2	10.4	6.5	8.0
Provision for income tax	(3.1)	(3.7)	(2.6)	(2.7)

Net income	4.1	6.7	3.9	5.3

Net Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$53,433	(4.2)	$55,780	$108,411	(4.7)	$113,748
Integrated circuits	22,024	(6.0)	23,438	44,508	(5.9)	47,320
Systems and RF power semiconductors	4,800	(33.5)	7,217	9,385	(30.2)	13,447

Total	$80,257	(7.1)	$86,435	$162,304	(7.0)	$174,515

(1)	Includes $269,000 and $527,000 of intellectual property revenues in integrated circuits during the three and six months ended September 30, 2015, respectively, as compared to $306,000 and $674,000 for the three and six months ended September 30, 2014, respectively.

The following tables set forth the average selling prices, or the ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
Power semiconductors	$1.76	(18.1)	$2.15	$1.86	(13.5)	$2.15
Integrated circuits	$0.42	(10.6)	$0.47	$0.43	(8.5)	$0.47
Systems and RF power semiconductors	$33.33	(11.3)	$37.59	$33.28	5.7	$31.49

Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	30,297	16.8	25,930	58,431	10.6	52,835
Integrated circuits	51,418	4.6	49,157	102,653	4.2	98,534
Systems and RF power semiconductors	144	(25.0)	192	282	(34.0)	427

Total	81,859	8.7	75,279	161,366	6.3	151,796

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$23,306	29.0	$26,930	31.1	$45,299	27.9	$53,155	30.5
Asia Pacific	35,485	44.2	35,418	41.0	73,064	45.0	72,007	41.3
Rest of world	2,149	2.7	2,585	3.0	4,491	2.8	5,347	3.0

International revenues	$60,940	75.9	$64,933	75.1	$122,854	75.7	$130,509	74.8
USA	19,317	24.1	21,502	24.9	39,450	24.3	44,006	25.2

Total	$80,257	100.0	$86,435	100.0	$162,304	100.0	$174,515	100.0

The 7.1% decrease in net revenues in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflected a decrease in all product groups. Our net revenues from the sale of power semiconductors decreased by $2.3 million, or 4.2%; our net revenues from the sale of ICs decreased by $1.4 million, or 6.0%; and net revenues from the sale of systems and RF power semiconductor devices decreased by $2.4 million, or 33.5%. The decline in the net revenues from power semiconductors was largely the result of reduced shipments of bipolar devices. The decrease in the net revenues from ICs was mainly due to reduced sales of microcontrollers. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease in the sale of subassemblies. All of the decreases were primarily attributed to lower shipments to the industrial and commercial market.

Our net revenues, which declined by 7.0% in the six months ended September 30, 2015 as compared to the six months ended September 30, 2014, reflected a decrease in all product groups. Net revenues from the sale of power semiconductors decreased by $5.3 million, or 4.7%; our net revenues from the sale of ICs decreased by $2.8 million, or 5.9%; and our net revenues from the sale of systems and RF power semiconductor devices decreased by $4.1 million, or 30.2%. The decrease in the net revenues from power semiconductors was primarily due to reduced sales of bipolar devices partially offset by an increase in sales of MOS products to the industrial and commercial market. The decrease in the net revenues from ICs was mainly due to reduced sales of our microcontrollers to the industrial and commercial market partially offset by increased sales of ICs. The decrease in revenues from the sale of systems and RF power semiconductor devices was mainly due to a decrease of $3.0 million in the sale of subassemblies to the industrial and commercial market and a decrease of $1.3 million in the sale of RF power semiconductor products.

For the three and six months ended September 30, 2015 as compared to the same periods of the previous fiscal year, the decreases in the ASPs in power semiconductors were due to shifts in product mix toward lower-priced products. The reductions in the ASPs of ICs in these periods ended September 30, 2015 were mainly due to shifts in our product mix. The decreases in the ASPs for systems and RF power semiconductors in the three months ended September 30, 2015 was primarily due to a decrease in the revenues of higher priced subassemblies. The increase in the ASPs of systems and RF power semiconductors in the six months ended September 30, 2015 as compared to the same period of the prior year was due to a decrease in the number of low priced RF power semiconductor units shipped in the period.

For the three and six months ended September 30, 2015 as compared to the three and six months ended September 30, 2014, the increases in unit shipments of our power semiconductors and ICs were broad-based across product lines. The decreases in systems and RF power semiconductors units were principally caused by lower shipments of RF power semiconductors.

For the three and six months ended September 30, 2015 as compared to the three and six months ended September 30, 2014, our sales to the United States and Europe and the Middle East decreased while our sales to the Asia Pacific region increased.

For the three and six months ended September 30, 2015, one distributor accounted for 11.5% and 11.1% of our net revenues, respectively. For the three and six months ended September 30, 2014, another distributor accounted for 11.4% and 10.9% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit margin was 32.4% in the three months ended September 30, 2015, as compared to 30.3% in the three months ended September 30, 2014. Gross profit margin was 31.8% in the six months ended September 30, 2015 as compared to 29.3% in the six months ended September 30, 2014. For both the three and six months ended September 30, 2015 as compared to the three and six months ended September 30, 2014, the gross profit margins improved due to lower manufacturing costs and improved utilization of our manufacturing facilities.

Our gross profit and gross profit margin were positively affected by the sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates - Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2015 were 9.7% and 9.5%, respectively, as compared to 8.0% and 8.1% for the three and six months ended September 30, 2014. The increase in the percentage from one year to the next primarily resulted from lower net revenues and higher R&D expenses following the acquisition of RadioPulse in May 2015. Expressed in dollars, for the three and six months ended September 30, 2015 as compared to the same periods of the prior year, our R&D expenses increased by approximately $856,000, or 12.3%, and $1.3 million, or 9.1%, respectively.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2015 were 12.2% and 12.7% as compared to 12.5% and 12.3% for the three and six months ended September 30, 2014, respectively. Expressed in dollars, for the three and six months ended September 30, 2015 as compared to the same periods of the prior year, our SG&A expenses decreased by approximately $912,000, or 8.5%, and $1.0 million, or 4.8%, respectively. These reductions were due to lower selling expenses corresponding to the lower revenues and lower bad debt expenses. For both the three and six months, the changes in the percentages were largely due to changes in revenues.

Amortization of Acquired Intangible Assets

For the three and six months ended September 30, 2015, we recorded amortization expenses on acquired intangible assets of $1.4 million and $3.0 million as compared to the amortization expenses of $1.4 million and $3.1 million, respectively, for the same periods in fiscal 2015. The fiscal 2016 periods include amortization for the RadioPulse acquisition completed in May 2015.

Interest Expense

During the three and six months ended September 30, 2015, our interest expenses were $284,000 and $598,000, respectively, as compared to $322,000 and $732,000, respectively, for the three and six months ended September 30, 2014. The interest expenses during fiscal 2015 included the accrual of interest on the installment payments for an acquisition.

Other Income (Expense), net

In the three and six months ended September 30, 2015, other expense, net was $1.0 million and $1.8 million, respectively, as compared to other income, net, of $2.2 million and $2.4 million in the three and six months ended September 30, 2014, respectively. The shift from other income, net, in the three and six month periods ended September 30, 2015 to other expense, net, in the comparable periods of fiscal 2016 was primarily caused by losses associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three and six months ended September 30, 2015, we recorded income tax provisions of $2.5 million and $4.2 million, reflecting effective tax rates of 43.4% and 40.0%, respectively. For the three and six months ended September 30, 2014, we recorded income tax provisions of $3.2 million and $4.8 million, reflecting effective tax rates of 36.0% and 33.9%, respectively. For the three and six months ended September 30, 2015, the effective tax rates were affected by losses that could not be offset against other profits in certain jurisdictions with lower tax rates. The effective tax rates were also affected by estimates of annual income in domestic and foreign jurisdictions, as adjusted by changes in estimates of annual income in domestic and foreign jurisdictions. For the three and six months ended September 30, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

Liquidity and Capital Resources

At September 30, 2015, cash and cash equivalents were $116.9 million as compared to $121.2 million at March 31, 2015.

Our cash provided by operating activities for the six months ended September 30, 2015 was $18.0 million, a reduction of approximately $4.7 million as compared to the $22.7 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $4.9 million in net income and adjustments to reconcile net income, offset by a small net change in our operating assets and liabilities.

The decrease in net income and adjustments to reconcile net income was principally caused by the decline in net revenues, depreciation and amortization expenses, and reserves for accounts receivable and inventory. These decreases were offset by an increase to changes in foreign exchange. The changes in operating assets and liabilities for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 included a decrease in accounts receivable and inventory purchases in large part because of reduced revenues in the six months ended September 30, 2015 period and an increase in prepaid expenses and other current assets, which was, in large part, the result of a refund of value-added tax during the earlier period.

Our net cash used in investing activities for the six months ended September 30, 2015 was $19.9 million, as compared to net cash used in investing activities of $7.2 million during the six months ended September 30, 2014. During the six months ended September 30, 2015, we spent $14.6 million, net of cash and cash equivalents acquired, on the acquisition of RadioPulse and $4.4 million on the purchase of property and equipment. During the six months ended September 30, 2014, our uses of cash for investing activities principally reflected capital expenditures of $4.6 million and a payment for the acquisition of a business of $2.3 million.

For the six months ended September 30, 2015, net cash used in financing activities was $3.4 million as compared to net cash provided by financing activities of $12.4 million in the six months ended September 30, 2014. During the six months ended September 30, 2015, we repurchased $6.4 million of our common stock, paid $2.4 million in dividends and used $1.4 million for principal repayments on capital lease and loan obligations, offset by $3.3 million in proceeds from a loan and $3.4 million from employee equity plans. During the six months ended September 30, 2014, we received proceeds of $30 million from a loan and $1.4 million from employee equity plans, offset by the first $15.0 million deferred payment related to the acquisition of a business in June 2013, $2.0 million in payments of cash dividends to stockholders and $2.0 million of principal repayments on capital lease and loan obligations.

At September 30, 2015, capital lease obligations and loans payable totalled $54.0 million. This represented 46.2% of our cash and cash equivalents and 19.7% of our stockholders’ equity.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million. In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $261,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At September 30, 2015, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the new agreement.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by two of our subsidiaries. At September 30, 2015, the outstanding principal balance under the credit agreement was $45.0 million. The credit agreement is subject to a set of financial covenants, including minimum total net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2015, we complied with all of these financial covenants. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $3.0 million letter of credit subfacility. See Note 15, “Commitments and Contingencies” and Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. The total consideration may also include earnout payments aggregating up to $6.0 million and payable over three years.

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

During the six months ended September 30, 2015, we declared and paid $2.4 million in cash dividends, consisting of a dividend of $0.035 per share for the quarter ended June 30, 2015 and a dividend of $0.040 per share for the quarter ended September 30, 2015. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at September 30, 2015 was $17.2 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, one or more acquisitions, or the inability to renew or replace our revolving line of credit in whole or in part. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at September 30, 2015. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Given the nature of the markets in which we participate, as well as macroeconomic uncertainties, we cannot reliably predict future revenues and profitability and unexpected changes may cause us to adjust our operations. Large portions of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could seriously negatively affect our operating results in any given quarter. Our operating results may fluctuate significantly from quarter-to-quarter and year-to-year. For example, from fiscal 2008 to fiscal 2009, net income in one year shifted to net loss in the next year. Some of the factors that may affect our quarterly and annual results are:

•	changes in business and economic conditions, including a downturn in demand or decrease in the rate of growth in demand, whether in the global economy, a regional economy or the semiconductor industry;

•	changes in market conditions, potentially including changes in the credit markets, currency exchange rates, expectations for inflation or energy prices;

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventories;

•	loss of key customers;

•	the availability of production capacity, whether internally or from external suppliers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

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

System security risks, data protection breaches and cyber-attacks could disrupt our operations and any such disruption could reduce our expected revenues, increase our expenses, damage our reputation or adversely affect our stock price.

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

We manage and store proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers to a risk of loss or misuse of this information, result in regulatory investigations and fines, litigation and potential liability for us or damage to our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 28, 2015, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2015 – July 31, 2015	—	—	—	604,390

August 1, 2015 –August 31, 2015	592,121	$10.88	592,121	1,012,269

September 1, 2015 – September 30, 2015	—	—	—	1,012,269

Total	592,121	$10.88	592,121

(1)	On August 24, 2012, our Board of Directors authorized a new program to repurchase up to 1,000,000 shares of our common stock. On August 28, 2015, our Board of Directors authorized another program to repurchase up to 1,000,000 shares of our common stock.

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
Uzi Sasson, President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2015.

10.2	Third Amended Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2015.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.