Form 10-Q
period 2015-12-31
IXYS CORP /DE/
filed 2016-02-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 29, 2016 was 31,542,215.

IXYS CORPORATION

FORM 10-Q

December 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$154,238	$121,164
Restricted cash	722	266
Accounts receivable, net	36,180	41,042
Inventories	89,664	82,005
Prepaid expenses and other current assets	3,876	3,413

Total current assets	284,680	247,890
Property, plant and equipment, net	42,194	42,545
Intangible assets, net	8,348	10,384
Goodwill	42,548	27,375
Deferred income taxes	29,750	31,957
Other assets	13,716	13,704

Total assets	$421,236	$373,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$19	$464
Current portion of loans payable	2,725	45,790
Accounts payable	15,157	12,675
Accrued expenses and other current liabilities	22,142	19,865

Total current liabilities	40,043	78,794
Long term loans, net of current portion	85,327	3,433
Pension liabilities	16,394	17,232
Other long term liabilities	6,450	7,095

Total liabilities	148,214	106,554

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,214,158 issued and 31,542,215 outstanding at December 31, 2015 and 38,116,884 issued and 31,674,782 outstanding at March 31, 2015	382	381
Additional paid-in capital	213,262	209,707
Treasury stock, at cost: 6,671,943 common shares at December 31, 2015 and 6,442,102 common shares at March 31, 2015	(60,051)	(56,833)
Retained earnings	142,044	137,134
Accumulated other comprehensive loss	(22,615)	(23,088)

Total stockholders’ equity	273,022	267,301

Total liabilities and stockholders’ equity	$421,236	$373,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$75,133	$81,326	$237,437	$255,841
Cost of goods sold	51,104	55,811	161,794	179,156

Gross profit	24,029	25,515	75,643	76,685

Operating expenses:
Research, development and engineering	7,280	6,289	22,767	20,487
Selling, general and administrative	9,158	10,191	29,595	31,668
Amortization of acquired intangible assets	1,329	1,419	4,282	4,545

Total operating expenses	17,767	17,899	56,644	56,700

Operating income	6,262	7,616	18,999	19,985
Other income (expense):
Interest income	54	57	140	153
Interest expense	(432)	(392)	(1,030)	(1,124)
Other income (expense), net	290	108	(1,510)	2,481

Income before income tax provision	6,174	7,389	16,599	21,495
Provision for income tax	(3,888)	(767)	(8,055)	(5,551)

Net income	$2,286	$6,622	$8,544	$15,944

Net income per share:
Basic	$0.07	$0.21	$0.27	$0.51

Diluted	$0.07	$0.21	$0.26	$0.50

Cash dividends per common share	$0.040	$0.035	$0.115	$0.100

Weighted average shares used in per share calculation:
Basic	31,487	31,585	31,626	31,488

Diluted	32,343	32,231	32,483	32,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$2,286	$6,622	$8,544	$15,944
Foreign currency translation adjustments	(3,027)	(4,828)	534	(12,928)
Changes in market value of investments:
Changes in unrealized loss, net of tax benefits of $(24) and $(226) for the three and nine months ended December 31, 2015, respectively, and net of tax benefits of $(151) and $(493) for the three and nine months ended December 31, 2014, respectively	(35)	(281)	(337)	(919)
Reclassification adjustment for net losses realized in net income, net of tax expenses of $3 and $185 for the three and nine months ended December 31, 2015, respectively and net of tax expenses of $331 and $320 for the three and nine months ended December 31, 2014, respectively	4	614	276	595

Net change in market value of investments	(31)	333	(61)	(324)

Total comprehensive income (loss)	$(772)	$2,127	$9,017	$2,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,544	$15,944
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	10,478	13,231
Provision for receivable allowances	4,811	7,264
Net change in inventory provision	640	2,072
Stock-based compensation	2,529	2,127
Loss on investments	635	838
Deferred income taxes	2,257	—
Foreign currency adjustments on intercompany amounts and other non-cash items	505	(3,078)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,667	(1,110)
Inventories	(7,778)	(3,941)
Prepaid expenses and other current assets	(916)	5,464
Other assets	(149)	615
Accounts payable	1,715	(4,934)
Accrued expenses and other liabilities	(338)	(374)
Pension liabilities	(938)	(1,021)

Net cash provided by operating activities	23,662	33,097

Cash flows from investing activities:
Change in restricted cash	(357)	40
Purchase of businesses, net of cash and cash equivalents acquired	(14,571)	(2,297)
Purchases of investments	(629)	(5,887)
Purchases of property and equipment	(5,265)	(5,468)
Changes in investments	26	54

Net cash used in investing activities	(20,796)	(13,558)

Cash flows from financing activities:
Principal payments on capital lease obligations	(454)	(1,965)
Repayments of loans and notes payable	(46,247)	(914)
Installment payment for business acquisition	—	(30,000)
Proceeds from loans	82,967	30,000
Proceeds from employee equity plans	4,251	2,360
Purchases of treasury stock	(6,440)	—
Payment of cash dividends to stockholders	(3,635)	(2,047)

Net cash provided by (used in) financing activities	30,442	(2,566)

Effect of exchange rate fluctuations on cash and cash equivalents	(234)	(2,422)

Net increase in cash and cash equivalents	33,074	14,551
Cash and cash equivalents at beginning of period	121,164	98,438

Cash and cash equivalents at end of period	$154,238	$112,989

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

In April 2015, FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods during the annual period, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior period information that has been retrospectively adjusted and the effect of the change on the financial statements line items (that is, debt issuance cost asset and the debt liability). In August 2015, FASB issued the authoritative guidance that added Securities and Exchange Commission, or SEC, content. The guidance issued in April 2015 did not directly address the manner in which debt issuance costs relating to a line of credit arrangement are treated. The SEC staff clarified that they would not object to the balance sheet presentation of such costs as an asset (i.e., a deferred charge) to be subsequently amortized ratably over the term of the line of credit arrangement, even if there are no borrowings outstanding on the underlying line of credit arrangement. We have adopted the guidance effective the quarter ended December 31, 2015 and applied the new rules to our new revolving credit agreement effective as of November 20, 2015. Based on the guidance, the debt issuance costs are presented in the balance sheet as a direct deduction from the debt liability rather than as an asset in our financial statements. There is no other significant impact from the adoption of this guidance. See Note 9, “Borrowing Arrangements” for further information regarding our credit arrangements.

In July 2015, FASB issued an amendment to modify the inventory measurement guidance in Topic 330, Inventory, for inventory that is measured using the methods other than last-in, first-out, or LIFO, and the retail inventory method. It requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. It eliminated the guidance in Topic 330 that required a reporting entity measuring inventory at the lower of cost or market to consider the replacement cost of inventory and the net realizable value of inventory less an approximately normal profit margin along with net realizable value in determining the market value. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods during the annual period. The new standard is required to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect this change to have a significant impact on our consolidated financial statements.

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

In October 2015, FASB ratified a proposed Accounting Standards Update, or ASU, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted as of the beginning of any interim or annual reporting period. We adopted this accounting standard update, on a retrospective basis, during the quarter ended December 31, 2015. All deferred tax assets and liabilities as of December 31, 2015 and March 31, 2015 have been classified as noncurrent in the accompanying unaudited condensed consolidated balance sheets and the notes thereto. The adoption during this quarter resulted in a $7.1 million decrease in current deferred tax assets and a corresponding increase of an equal amount in the noncurrent deferred tax assets at December 31, 2015. Our prior period ended March 31, 2015 reflected a decrease of $7.1 million in the current deferred tax assets and a corresponding increase in the noncurrent deferred tax assets.

In January 2016, FASB issued the authoritative guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. It permits early adoption as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a complementary product portfolio to IXYS’s product lines. At closing, we paid cash consideration of $14.7 million. The consideration may also include earnout payments aggregating up to $6.0 million payable over three years. The earnout payments are subject to certain financial thresholds related to net revenues, gross profit and net income. Based on our preliminary valuation, the fair value of the liability for the earnout payment is estimated to be nil. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs.

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

Identifiable intangible assets consisted of developed intellectual property, in-process research and development expenses, customer relationships and contract backlog. The value reflected in the table represents the preliminary purchase price allocation. We are in the process of completing the valuation of acquired intangible assets, acquired liabilities and tax attributes. The preliminary valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance because the preliminary valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. We did not recognize any liability with respect to the contingent consideration based upon our preliminary analysis. We expect to complete the purchase price allocation by March 31, 2016.

Identified intangible assets resulting from the RadioPulse acquisition based on our preliminary valuation consisted of the following (in thousands):

			Estimated
	Fair Value	Amortization	Useful Life
	(In thousands)	Method	(In months)
		(unaudited)
Developed intellectual property	$643	Straight-line	60
In-process research and development expenses (1)	598	Straight-line	60
Customer relationships	1,153	Accelerated	36
Contract backlog	129	Straight-line	6

Total	$2,523

(1)	Amortization will start after the completion of the research and development activities of the related projects.

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

RadioPulse contributed net revenues of $1.0 million and $3.2 million to our unaudited condensed consolidated statements of operations for the three and nine month periods ended December 31, 2015, respectively. The net losses of RadioPulse during the same periods ended December 31, 2015 were $879,000 and $2.6 million, respectively, based on the preliminary purchase consideration valuation. The financial statements of RadioPulse were immaterial compared to our financial statements and therefore pro-forma financial statements have not been separately presented.

Other Acquisition

In the quarter ended June 30, 2014 we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired of approximately $204,000. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. At December 31, 2015, this goodwill balance reflected a cumulative reduction of $559,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our unaudited condensed consolidated financial statements.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015 (1)			March 31, 2015 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
		(unaudited)		(unaudited)
Assets
Money market funds (2)	$112,307	$112,307	$—	$76,317	$76,317	$—
Marketable equity securities (3)	1,785	1,785	—	1,737	1,737	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total Assets Measured at Fair Value	$114,442	$114,092	$350	$78,404	$78,054	$350

Liabilities
Derivative liabilities (4)	—	—	—	19	—	19

Total Liabilities Measured at Fair Value	$—	$—	$—	$19	$—	$19

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.
(4)	Included in “Accrued expenses and other current liabilities” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized an other than temporary impairment loss of $0 and $454,000 in marketable equity securities during the three and nine months ended December 31, 2015, respectively, and $945,000 during both the three and nine months ended December 31, 2014.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 300 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of December 31, 2015 and March 31, 2015. We currently believe that the ARPS values are not impaired and, as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

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

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $88.1 million and $49.2 million as of December 31, 2015 and March 31, 2015, respectively. Our debt is categorized as Level 2 for fair value measurement. Our pension liabilities, net of plan assets, approximated fair value. See Note 10, “Pension Plans” for a discussion of pension liabilities.

The fair value of contingent consideration for a business acquisition is classified as a Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Accounts receivable, gross	$38,490	$43,810
Allowance for doubtful accounts	(2,310)	(2,768)

Accounts receivable, net	$36,180	$41,042

6. Other Assets

Other assets consist of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Marketable equity securities	$1,785	$1,737
Auction rate preferred securities	350	350
Long-term equity investments	10,854	11,041
Other items	727	576

Total	$13,716	$13,704

7. Inventories

Inventories consist of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Raw materials	$18,253	$17,169
Work in process	40,986	37,491
Finished goods	30,425	27,345

Total	$89,664	$82,005

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	March 31,
	2015	2015
	(unaudited)
Uninvoiced goods and services	$9,033	$8,473
Compensation and benefits	5,781	6,230
Income taxes	4,378	2,459
Commissions, royalties and other	2,950	2,703

Total	$22,142	$19,865

9. Borrowing Arrangements

Bank of the West

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with Bank of the West, or BOTW, for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement were due and payable on November 30, 2015.

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a revolving line of credit of $125.0 million. The agent for the banks is BOTW. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized by a Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default. The Revolving Credit Agreement expires on November 20, 2017.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of December 31, 2015 was 2.42%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2015, we complied with all of these financial covenants.

As of December 31, 2015, we borrowed $80.0 million under this credit facility and repaid the outstanding principal balance from the previous agreement of $45 million.

In relation to the execution of the credit agreement, we incurred loan costs of $371,000. Those costs were deferred as debt issuance costs and amortized over the two-year life of the credit agreement. As of December 31, 2015, $21,000 was recognized as interest expense and the unamortized balance of the debt issuance costs was $350,000. The debt issuance costs are presented in the balance sheet as a direct deduction from the debt liability rather than as an asset in our financial statements.

The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

On June 10, 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million.

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $253,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is collateralized by a security interest in the facility in Lampertheim, Germany. At December 31, 2015, the outstanding principal balance was €5.8 million, or about $6.3 million, and we complied with all of these financial covenants.

Loans Assumed from Business Acquisitions

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The loans are repayable on or before April 1, 2016. The facilities have been partially secured by bank deposits, which are classified as restricted cash on our unaudited condensed consolidated balance sheets. The outstanding principal on these loans was $1.7 million as of December 31, 2015.

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

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of obligations. As of December 31, 2015, the German defined benefit plan was completely unfunded and we accrued for its obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $994,000 to the United Kingdom and Philippines plans in the fiscal year ending March 31, 2016. The measurement date for the projected benefit obligations and the plan assets is March 31.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Service cost	$25	$26	$76	$78
Interest cost on projected benefit obligation	364	443	1,103	1,383
Expected return on plan assets	(432)	(469)	(1,312)	(1,460)
Recognized actuarial loss	44	17	134	53

Net periodic pension expense	$1	$17	$1	$54

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of December 31, 2015 and March 31, 2015, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	December 31, 2015				March 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)				(unaudited)
Cash and cash funds	$1,608	$—	$—	$1,608	$2,588	$—	$—	$2,588
Currency contracts	—	(72)	—	(72)	—	(30)	—	(30)
Equity	4,011	—	—	4,011	19,997	652	7	20,656
Fixed interest	1,173	12,470	1	13,644	861	5,887	1	6,749
Mutual funds	—	8,948	—	8,948	—	—	—	—
Mortgage-backed securities	—	34	—	34	—	16	—	16
Swaps and other	—	233	—	233	2	133	—	135

Total	$6,792	$21,613	$1	$28,406	$23,448	$6,658	$8	$30,114

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

Restricted Stock Units

Restricted stock units, denominated performance units in the 2009 Plan, may be granted to employees, consultants and non-employee directors under the Plan. Each restricted stock unit shall have a value equal to the fair market value of one share. After the applicable performance period has ended, the holder will be entitled to receive a payment, either in cash or in the form of shares, based on the number of restricted stock units earned over the performance period, to be determined as a function of the extent to which the corresponding performance goals or other vesting provisions have been achieved.

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the nine months ended December 31, 2015, there were 97,274 shares purchased under the Purchase Plan, leaving 240,241 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classifications	2015	2014	2015	2014
	(unaudited)		(unaudited)
Cost of goods sold	$125	$110	$371	$320
Research, development and engineering expenses (1)	242	224	1,032	602
Selling, general and administrative expenses	471	415	1,374	1,205

Stock-based compensation effect in income before taxes	838	749	2,777	2,127
Provision for income taxes (2)	293	262	972	744

Net stock-based compensation effects in net income	$545	$487	$1,805	$1,383

(1)	Includes acquisition-related compensation expenses of $249,000 during the nine months ended December 31, 2015.
(2)	Calculated at the U.S. statutory federal income tax rate of 35% in fiscal 2016 and 2015.

During the nine months ended December 31, 2015, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2015, approximately $7.4 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended December 31, 2015 and 2014, were based on estimates at the date of grant as follows:

	Stock Options (1)				Purchase Plan (2)
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014	2015	2014
	(unaudited)		(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	na	na	$4.83	$5.54	$3.54	$2.90
Risk-free interest rate	na	na	1.8%	1.8%	0.1%	0.1%
Expected term in years	na	na	6.45	6.30	0.50	0.50
Volatility	na	na	44.9%	52.2%	48.2%	36.9%
Dividend yield	na	na	1.2%	1.0%	1.2%	1.1%

(1)	No stock options were granted during the quarters ended December 31, 2015 and 2014.

(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.

Activity with respect to outstanding stock options for the nine months ended December 31, 2015 was as follows:

		Weighted Average
	Number of	Exercise Price Per	Intrinsic
	Shares	Share	Value (1)
		(unaudited)	(000)
Balance at March 31, 2015	4,942,511	$10.37
Options granted	1,124,000	$11.72
Options exercised	(369,826)	$9.11	$1,484
Options cancelled	(2,500)	$12.13
Options expired	(434,788)	$14.68

Balance at December 31, 2015	5,259,397	$10.39

Exercisable at December 31, 2015	3,499,063	$9.88
Exercisable at March 31, 2015	3,942,261	$10.20

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive loss, net of tax, for the nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended December 31, 2015
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	534	(337)	—	197
Net loss reclassified from accumulated other comprehensive income (loss)	—	276	—	276

Net current period other comprehensive income (loss)	534	(61)	—	473

Balance as of December 31, 2015	$(13,043)	$(54)	$(9,518)	$(22,615)

	Nine Months Ended December 31, 2014
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(unaudited)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(12,928)	(919)	—	(13,847)
Net gain reclassified from accumulated other comprehensive income (loss)	—	595	—	595

Net current period other comprehensive income (loss)	(12,928)	(324)	—	(13,252)

Balance as of December 31, 2014	$(2,393)	$1	$(5,831)	$(8,223)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2015 and 2014 are as follows (in thousands):

Accumulated Other Comprehensive Income (loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (loss)				Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net gain (loss) on investments	$(7)	$—	$(7)	$30	Other income (expense), net
Impairment of marketable securities	—	(945)	(454)	(945)	Other income (expense), net
Tax impact	3	331	185	320	Provision for income tax

Total reclassifications for the period	$(4)	$(614)	$(276)	$(595)	Income after income tax provision

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$2,286	$6,622	$8,544	$15,944

Weighted average shares—basic	31,487	31,585	31,626	31,488

Weighted average shares—diluted	32,343	32,231	32,483	32,173

Net income per share—basic	$0.07	$0.21	$0.27	$0.51

Net income per share—diluted	$0.07	$0.21	$0.26	$0.50

Diluted weighted average shares included approximately 856,000 and 646,000 common equivalent shares from stock options for the three months ended December 31, 2015 and 2014, respectively, and approximately 857,000 and 685,000 common equivalent shares from stock options for the nine months ended December 31, 2015 and 2014, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three and nine months ended December 31, 2015, there were outstanding weighted average options to purchase 2,047,000 and 1,620,807 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. During the three and nine months ended December 31, 2014, there were outstanding weighted average options to purchase 2,687,092 and 2,557,883 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment and reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer and our President, together, have been identified as the chief operating decision makers. Our chief operating decision makers review financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance. Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
United States	$18,334	$20,506	$57,784	$64,512
Europe and the Middle East
France	2,382	2,208	6,724	5,957
Germany	7,201	7,720	24,123	24,195
Italy	758	1,189	2,991	3,571
Russia	2,178	1,621	2,896	4,482
Sweden	422	1,138	1,701	3,732
United Kingdom	3,686	4,752	10,400	15,953
Other	5,798	6,020	18,889	19,913
Asia Pacific
China	19,090	20,949	60,378	61,831
Japan	1,451	1,675	7,175	5,637
Korea	5,360	4,661	17,585	16,789
Malaysia	689	1,197	3,253	4,319
Singapore	3,112	2,753	9,249	8,823
Thailand	997	996	3,032	3,023
Other	1,686	1,675	4,777	5,491
Rest of the World
India	1,095	1,150	3,136	3,779
Other	894	1,116	3,344	3,834

Total	$75,133	$81,326	$237,437	$255,841

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2015 and 2014 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Power semiconductors	$51,196	$52,245	$159,607	$165,993
Integrated circuits	18,749	23,484	63,257	70,804
Systems and RF power semiconductors	5,188	5,597	14,573	19,044

Total	$75,133	$81,326	$237,437	$255,841

For the three and nine months ended December 31, 2015, one distributor accounted for 13.9% and 12.0% of our net revenues, respectively. For the three and nine months ended December 31, 2014, this distributor accounted for 10.3% and 10.0% of our net revenues, respectively. For the nine months ended December 31, 2014, another distributor accounted for 10.6% of our net revenues.

15. Income Taxes

For the three and nine months ended December 31, 2015, we recorded income tax provisions of $3.9 million and $8.1 million, reflecting effective tax rates of 63.0% and 48.5%, respectively. For the three and nine months ended December 31, 2014, we recorded income tax provisions of $767,000 and $5.6 million, reflecting effective tax rates of 10.4% and 25.8%, respectively.

During the three and nine months ended December 31, 2015, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. We recorded a reversal of a deferred tax asset that was overstated in the amount of $2.3 million in the financial statements for the fiscal year ended March 31, 2012, as well as the balance sheets for the fiscal years thereafter and the interim periods within those years and through September 30, 2015. We identified the overstatement. This adjustment was partially offset by a reduction of $893,000 of tax expense relating to an overstatement in income tax reserves for the financial statements for the fiscal year ended March 31, 2015 and the balance sheets of the interim periods in the current year through September 30, 2015. The out-of-period adjustments did not have any impact on our cash flow statements in any of the reporting periods. We believe that these out-of-period adjustments are not material to our financial statements for the relevant years, including our current fiscal year.

For the three and nine months ended December 31, 2015, the effective tax rates were also affected by losses that could not be offset against other profits in certain jurisdictions with lower tax rates and by estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

16. Commitments and Contingencies

Bank of the West

On November 20, 2015, we entered into an Amended and Restated Credit Agreement with a syndicate of banks, whose agent is BOTW for a revolving line of credit of $125.0 million. All amounts owed under the credit agreement are due and payable on November 20, 2017. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized by a Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default. The credit agreement includes a letter of credit subfacility, under which the lenders agree to issue letters of credit of up to $10.0 million.

However, borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit. At December 31, 2015, the outstanding principal under the credit agreement was $80.0 million. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate the potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2015 and March 31, 2015.

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

Over the past three quarters ended December 31, 2015, our net revenues decreased sequentially. Our net revenues from sales of systems and RF power semiconductors have remained relatively flat over the past three quarters, while our net revenues from sales of power semiconductors have decreased over the past three quarters ended December 31, 2015 and our net revenues from sales of ICs have decreased sequentially over the four quarters ended December 31, 2015. Over the past four quarters ended December 31, 2015, sales to the consumer products market have declined consecutively. Sales to the industrial and commercial market have declined over the past three quarters ended December 31, 2015. Sales to the telecommunication market have remained relatively flat over the past three quarters. Gross profit margin in the quarter ended December 31, 2015 slightly decreased in comparison with the previous quarter due to lower utilization at our manufacturing facilities during the holiday season. Over the past three quarters ended December 31, 2015, our selling, general and administrative, or SG&A, expenses have slightly decreased. Over the past two quarters, our research, development and engineering expenses, or R&D expenses, have decreased. In future periods, we expect our SG&A expenses and R&D expenses to remain fairly consistent.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 56.9% of our net revenues in the nine months ended December 31, 2015 and 55.2% of our net revenues in the nine months ended December 31, 2014 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. Deferred amounts would be presented and included under “Accrued expenses and other liabilities.”

We state our revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included under “Accrued expenses and other liabilities.” Shipping and handling costs are included in cost of sales.

Allowance for sales returns. We maintain an allowance for sales returns based on estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenues could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the nine months ended December 31, 2015 and 2014, approximately $1.2 million and $1.5 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end-customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enables us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2015 (in thousands):

(unaudited)
Balance at March 31, 2015	$1,059
Additions	1,031
Deductions	(1,193)

Balance at June 30, 2015	897
Additions	1,048
Deductions	(1,179)

Balance at September 30, 2015	766
Additions	1,221
Deductions	(1,213)

Balance at December 31, 2015	$774

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2015	$22,753
Utilization or sale	(309)
Scrap	(431)
Additional accrual	589
Foreign currency translation adjustments	177

Balance at June 30, 2015	22,779
Utilization or sale	(975)
Scrap	(613)
Additional accrual	1,425
Foreign currency translation adjustments	35

Balance at September 30, 2015	22,651
Utilization or sale	(1,012)
Scrap	(506)
Additional accrual	1,037
Foreign currency translation adjustments	(182)

Balance at December 31, 2015	$21,988

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At December 31, 2015, our lower of cost or market reserve was $375,000.

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

Results of Operations — Three and Nine Months Ended December 31, 2015 and 2014

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage changes in such data from period to period. These historical operating results may not be indicative of the results for any future period.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$75,133	(7.6)	$81,326	$237,437	(7.2)	$255,841
Cost of goods sold	51,104	(8.4)	55,811	161,794	(9.7)	179,156

Gross profit	$24,029	(5.8)	$25,515	$75,643	(1.4)	$76,685

Operating expenses:
Research, development and engineering	$7,280	15.8	$6,289	$22,767	11.1	$20,487
Selling, general and administrative	9,158	(10.1)	10,191	29,595	(6.5)	31,668
Amortization of acquired intangible assets	1,329	(6.3)	1,419	4,282	(5.8)	4,545

Total operating expenses	$17,767	(0.7)	$17,899	$56,644	(0.1)	$56,700

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	68.0	68.6	68.1	70.0

Gross profit	32.0	31.4	31.9	30.0

Operating expenses:
Research, development and engineering	9.7	7.7	9.6	8.0
Selling, general and administrative	12.2	12.6	12.5	12.4
Amortization of acquired intangible assets	1.8	1.7	1.8	1.8

Total operating expenses	23.7	22.0	23.9	22.2

Operating income	8.3	9.4	8.0	7.8
Other income (expense), net	(0.1)	(0.3)	(1.0)	0.6

Income before income tax	8.2	9.1	7.0	8.4
Provision for income tax	(5.2)	(1.0)	(3.4)	(2.2)

Net income	3.0	8.1	3.6	6.2

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$51,196	(2.0)	$52,245	$159,607	(3.8)	$165,993
Integrated circuits	18,749	(20.2)	23,484	63,257	(10.7)	70,804
Systems and RF power semiconductors	5,188	(7.3)	5,597	14,573	(23.5)	19,044

Total	$75,133	(7.6)	$81,326	$237,437	(7.2)	$255,841

(1)	Includes $139,000 and $666,000 of intellectual property revenues in integrated circuits during the three and nine months ended December 31, 2015, respectively, as compared to $233,000 and $907,000 for the three and nine months ended December 31, 2014, respectively.

The following tables set forth the average selling prices, or the ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
Power semiconductors	$2.05	(6.0)	$2.18	$1.91	(11.6)	$2.16
Integrated circuits	$0.46	15.0	$0.40	$0.44	(2.2)	$0.45
Systems and RF power semiconductors	$94.33	107.3	$45.50	$43.24	24.9	$34.63

Units
	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	% change	2014	2015	% change	2014
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	24,983	4.3	23,945	83,414	8.6	76,780
Integrated circuits	40,169	(30.2)	57,541	142,822	(8.5)	156,075
Systems and RF power semiconductors	55	(55.3)	123	337	(38.7)	550

Total	65,207	(20.1)	81,609	226,573	(2.9)	233,405

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$22,425	29.9	$24,648	30.3	$67,724	28.5	$77,803	30.4
Asia Pacific	32,385	43.1	33,906	41.7	105,449	44.4	105,913	41.4
Rest of world	1,989	2.6	2,266	2.8	6,480	2.8	7,613	3.0

International revenues	$56,799	75.6	$60,820	74.8	$179,653	75.7	$191,329	74.8
USA	18,334	24.4	20,506	25.2	57,784	24.3	64,512	25.2

Total	$75,133	100.0	$81,326	100.0	$237,437	100.0	$255,841	100.0

The 7.6% decrease in net revenues in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 reflected a decline in all product groups. Our net revenues from the sale of power semiconductors decreased by $1.0 million, or 2.0%; our net revenues from the sale of ICs decreased by $4.7 million, or 20.2%; and our net revenues from the sale of systems and RF power semiconductor devices decreased by $0.4 million, or 7.3%. The decline in the net revenues from power semiconductors was largely the result of reduced shipments of bipolar devices to the industrial and commercial market. The decrease in the net revenues from ICs was mainly due to reduced sales of microcontrollers to the consumer products market and solid-state relay devices, or SSRs to the industrial and commercial market. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease in the sale of subassemblies to the industrial and commercial market.

Our net revenues, which declined by 7.2% in the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014, reflected a decline in all product groups. Net revenues from the sale of power semiconductors decreased by $6.4 million, or 3.8%; our net revenues from the sale of ICs decreased by $7.5 million, or 10.7%; and our net revenues from the sale of systems and RF power semiconductor devices decreased by $4.5 million, or 23.5%. The decrease in the net revenues from power semiconductors was primarily due to reduced sales of bipolar devices to the industrial and commercial market, partially offset by an increase in sales of MOS products to the industrial and commercial market. The decrease in the net revenues from ICs was mainly due to reduced sales of our microcontrollers to the consumer products market and of SSRs to the industrial and commercial market, partially offset by increased sales of other ICs. The decrease in revenues from the sale of systems and RF power semiconductor devices was mainly due to a decrease in the sale of subassemblies to the industrial and commercial market and a decrease in the sale of RF power semiconductor products to the military and aerospace industry.

For the three and nine months ended December 31, 2015 as compared to the same periods of the previous fiscal year, the decreases in the ASPs of power semiconductors were due to a shift in product mix toward lower-priced products. The increase in the ASPs of ICs in the three months ended December 31, 2015 was mainly due to an increase in the ASP of microcontrollers. The reduction in the ASPs of ICs in the nine months ended December 31, 2015 was mainly due to a shift in our product mix. The increases in the ASPs of systems and RF power semiconductors in the three and nine months ended December 31, 2015, as compared to the same periods of the prior year, were due to a decrease in the number of lower-priced RF power semiconductor units shipped in those periods.

For the three and nine months ended December 31, 2015 as compared to the three and nine months ended December 31, 2014, the increases in unit shipments of our power semiconductors were broad-based across our product lines. The decreases in IC units were caused by lower shipments of microcontrollers. The decreases in systems and RF power semiconductors units were principally caused by lower shipments of RF power semiconductors.

For the three and nine months ended December 31, 2015 as compared to the three and nine months ended December 31, 2014, our sales decreased in all major geographic areas.

For the three and nine months ended December 31, 2015, one distributor accounted for 13.9% and 12.0% of our net revenues, respectively. For the three and nine months ended December 31, 2014, this distributor accounted for 10.3% and 10.0% of our net revenues, respectively. For the nine months ended December 31, 2014, another distributor accounted for 10.6% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit margin was 32.0% in the three months ended December 31, 2015, as compared to 31.4% in the three months ended December 31, 2014. Gross profit margin was 31.9% in the nine months ended December 31, 2015 as compared to 30.0% in the nine months ended December 31, 2014. For the three and nine months ended December 31, 2015 as compared to the three and nine months ended December 31, 2014, the gross profit margins improved due to lower manufacturing costs and improved utilization of our manufacturing facilities.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2015 were 9.7% and 9.6%, respectively, as compared to 7.7% and 8.0% for the three and nine months ended December 30, 2014. The increase in the percentage from one year to the next primarily resulted from lower net revenues and higher R&D expenses following the acquisition of RadioPulse in May 2015. Expressed in dollars, for the three and nine months ended December 31, 2015 as compared to the same periods of the prior year, our R&D expenses increased by approximately $991,000 and $2.3 million, respectively.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2015 were 12.2% and 12.5% as compared to 12.6% and 12.4% for the three and nine months ended December 31, 2014, respectively. Expressed in dollars, for the three and nine months ended December 31, 2015 as compared to the same periods of the prior year, our SG&A expenses declined by approximately $1.0 million and $2.1 million, respectively. These reductions were due to lower selling expenses corresponding to the lower revenues and lower bad debt expenses.

Amortization of Acquired Intangible Assets

For the three and nine months ended December 31, 2015, we recorded amortization expenses on acquired intangible assets of $1.3 million and $4.3 million as compared to the amortization expenses of $1.4 million and $4.5 million, respectively, for the same periods in fiscal 2015.

Interest Expense

During the three and nine months ended December 31, 2015, our interest expenses were $432,000 and $1.0 million, respectively, as compared to $392,000 and $1.1 million, respectively, for the three and nine months ended December 31, 2014. The interest expenses during fiscal 2015 included the accrual of interest on the installment payments for an acquisition.

Other Income (Expense), net

In the three and nine months ended December 31, 2015, other expense, net was $290,000 and $1.5 million, respectively, as compared to other income, net, of $108,000 and $2.5 million in the three and nine months ended December 31, 2014, respectively. The shift from other income, net, in the three and nine month periods ended December 31, 2015 to other expense, net, in the comparable periods of fiscal 2016 was primarily caused by losses associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three and nine months ended December 31, 2015, we recorded income tax provisions of $3.9 million and $8.1 million, reflecting effective tax rates of 63.0% and 48.5%, respectively. For the three and nine months ended December 31, 2014, we recorded income tax provisions of $767,000 and $5.6 million, reflecting effective tax rates of 10.4% and 25.8%, respectively.

During the three and nine months ended December 31, 2015, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. We recorded a reversal of a deferred tax asset that was overstated in the amount of $2.3 million in the financial statements for the fiscal year ended March 31, 2012, as well as the balance sheets for the fiscal years thereafter and the interim periods within those years and through September 30, 2015. We identified the overstatement. This adjustment was partially offset by a reduction of $893,000 of tax expense relating to an overstatement in income tax reserves for the financial statements for the fiscal year ended March 31, 2015 and the balance sheets of the interim periods in the current year through September 30, 2015. The out-of-period adjustments did not have any impact on our cash flow statements in any of the reporting periods. We believe that these out-of-period adjustments are not material to our financial statements for the relevant years, including our current fiscal year.

For the three and nine months ended December 31, 2015, the effective tax rates were also affected by losses that could not be offset against other profits in certain jurisdictions with lower tax rates and by estimates of annual income in domestic and foreign jurisdictions. For the three and nine months ended December 31, 2014, the effective tax rates were affected by changes in estimates of annual income in domestic and foreign jurisdictions and certain discrete items.

Liquidity and Capital Resources

At December 31, 2015, cash and cash equivalents were $154.2 million as compared to $121.2 million at March 31, 2015.

Our cash provided by operating activities for the nine months ended December 31, 2015 was $23.7 million, a reduction of approximately $9.4 million as compared to the $33.1 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $8.0 million in net income and adjustments to reconcile net income and a decrease of $1.4 million in our operating assets and liabilities.

The decrease in net income and adjustments to reconcile net income was principally caused by the decline in net revenues, depreciation and amortization expenses, and reserves for accounts receivable and inventory. These decreases were offset by increases in foreign exchange adjustments and in deferred income taxes. The increase in deferred income taxes resulted from a write-off of deferred tax assets. The changes in operating assets and liabilities for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 included a decrease in accounts receivable, in large part because of reduced revenues in the nine months ended December 31, 2015 compared to the same period ended December 31, 2014, and increases in prepaid expenses, accounts payable and inventory purchases that were, in large part, the result of an inventory build-up to meet expected customer demand in the future periods.

Our net cash used in investing activities for the nine months ended December 31, 2015 was $20.8 million, as compared to net cash used in investing activities of $13.6 million during the nine months ended December 31, 2014. During the nine months ended December 31, 2015, we spent $14.6 million, net of cash and cash equivalents acquired, on the acquisition of RadioPulse and $5.3 million on the purchase of property and equipment. During the nine months ended December 31, 2014, our uses of cash for investing activities principally reflected capital expenditures of $5.5 million, investments of $5.9 million and a payment for the acquisition of a business of $2.3 million.

For the nine months ended December 31, 2015, net cash provided by financing activities was $30.4 million as compared to net cash used in financing activities of $2.6 million in the nine months ended December 31, 2014. During the nine months ended December 31, 2015, we received proceeds of $83.0 million from loans and $4.3 million from employee equity plans, offset by $46.7 million of principal repayments on capital lease and loan obligations, $6.4 million to repurchase our common stock and $3.6 million of cash dividends. During the nine months ended December 31, 2014, we received proceeds of $30 million from a loan and $2.4 million from employee equity plans, offset by $30.0 million in deferred payments related to the acquisition of a business in June 2013, $2.0 million of cash dividends and $2.9 million of principal repayments on capital lease and loan obligations.

At December 31, 2015, loans payable totalled $88.1 million. This represented 57.1% of our cash and cash equivalents and 32.3% of our stockholders’ equity.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million. In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.0 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $253,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At December 31, 2015, we complied with all of these financial covenants. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the new agreement.

On December 6, 2013, we entered into an Amended and Restated Credit Agreement with BOTW for a revolving line of credit of $50.0 million. All amounts owed under the credit agreement are due and payable on November 30, 2015. On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a revolving line of credit of $125.0 million. The agent for the banks is BOTW. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized by a Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default. The Revolving Credit Agreement expires on November 20, 2017.

The new credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of December 31, 2015 was 2.42%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At December 31, 2015, we complied with all of these financial covenants.

As of December 31, 2015, we borrowed $80.0 million under this credit facility, of which $45.0 million was used to pay off the outstanding principal balance from the previous agreement. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. The total consideration may also include earnout payments aggregating up to $6.0 million and payable over three years.

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The loans are repayable on or before April 1, 2016. The facilities have been partially secured by bank deposits which are classified as restricted cash on our unaudited condensed consolidated balance sheets. The outstanding principal on these loans was $1.7 million as of December 31, 2015.

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

During the nine months ended December 31, 2015, we declared and paid $3.6 million in cash dividends, consisting of a dividend of $0.035 per share for the quarter ended June 30, 2015 and dividends of $0.040 per share for each of the subsequent quarters. The quarterly dividend is at the discretion of the Board of Directors.

We also maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at December 31, 2015 was $16.4 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at December 31, 2015. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended December 31, 2015, our net revenues by region were approximately 24.3% in the United States, approximately 28.5% in Europe and the Middle East, approximately 44.4% in the Asia Pacific region and approximately 2.8% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Changes in the value of the Euro or the British pound could cause or increase losses associated with changes in exchange rates for foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Alternatively, fluctuations in currency exchange rates in the face of competitive pricing pressures could lead to lower gross profit margins, as customer prices in one currency fall relative to costs of production experienced in a different currency. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Alternatively, governmental actions in China or other emerging markets to address economic problems, such as inflation, asset or other “bubbles” or the transfer of capital out of the country, could also adversely affect gross domestic product or the growth thereof and result in reduced product orders or increased bad debt expense for us.

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

Of our net revenues for the nine months ended December 31, 2015, 48.1% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

If we default on our Revolving Credit Agreement, most of our assets may become subject to security interests, which could lead to our lenders taking possession, selling or otherwise disposing of such assets, or to bankruptcy to forestall such actions.

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

We manage and store proprietary information and sensitive or confidential data relating to our business and the businesses of third parties. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers to a risk of loss or misuse of this information; result in regulatory investigations, fines, litigation and potential liability for us; damage our brand and reputation; or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

New regulations related to conflict minerals will force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. As a result, the SEC established annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, we cannot ensure that we will be able to obtain minerals at competitive prices. Moreover, there are additional costs associated with complying with the extensive due diligence and audit procedures required by the SEC. In addition, we may face reputational challenges with our customers and other stakeholders as we have in the past and may in the future be unable to sufficiently verify the origins of all minerals used in our products. Finally, these rules bring implementation challenges. We may not successfully implement effective procedures to timely or adequately comply with these rules.

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

Approximately 9.5% of our net revenues for the nine months ended December 31, 2015 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 9.5% of our net revenues for the nine months ended December 31, 2015 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of January 29, 2016, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

Date: February 4, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Revolving Credit Agreement dated as of November 20, 2015 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on November 24, 2015 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.2	Contingent Collateral Agreement dated as of November 20, 2015 among IXYS Corporation, IXYS USA, Inc., IXYS Integrated Circuits Division Inc., IXYS Long Beach, Inc., Zilog, Inc. and Bank of the West, as Administrative Agent for the Lenders (filed on November 24, 2015 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.