Form 10-K
period 2016-03-31
IXYS CORP /DE/
filed 2016-06-09
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2015, was approximately $274,130,959. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 23, 2016 was 31,383,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2016, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, and power bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2016, or fiscal 2016, power semiconductors constituted approximately 67.3% of our revenues, which included 30.9% of revenues from power MOS transistors and related products and 36.4% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in appliances, telecommunications, display, power management and security systems. In fiscal 2016, ICs constituted approximately 26.5% of our revenues.

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

We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2016, system and RF semiconductors constituted approximately 6.2% of our revenues.

We design our power semiconductor, IC and systems and RF semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2016, our products were used by over 3,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, Emerson, Medtronic, Schneider Electric, Siemens and Universal Electronics.

We were founded in 1983 and are incorporated in the state of Delaware.

Background

The worldwide demand for electrical energy is currently increasing due to:

•	proliferation of technology-driven products that require electricity, including computers, telecommunications equipment and the infrastructure to support portable electronics;

•	increased use of electronic content in traditional products such as automobiles and home appliances;

•	increased use of automation and electrical processes in industry and mass transit systems;

•	growth of the Internet and mobile telecommunications demand; and

•	penetration of technology into developing countries.

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dies. In fiscal 2016, power semiconductors constituted approximately 67.3% of our revenues, which included about 30.9% of revenues from power MOS transistors and related products, and about 36.4% of revenues from bipolar products. In fiscal year ended March 31, 2015, or fiscal 2015, power semiconductors constituted approximately 64.8% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 37.0% of revenues from bipolar products. In fiscal year ended March 31, 2014, or fiscal 2014, power semiconductors constituted approximately 66.3% of our revenues, which included about 25.5% of revenues from power MOS transistors and about 39.1% of revenues from bipolar products.

Power MOS Transistors

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include microcontrollers, mixed-signal application-specific ICs, as designed for specific customers and as standard products, and power management and control ICs. ICs accounted for 26.5% of our revenues in fiscal 2016, 28.2% of our revenues in fiscal 2015 and 27.1% of our revenues in fiscal 2014.

Microcontrollers

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

Microcontroller devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances and security systems. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Our microcontroller product lines are focused on 8-bit microcontrollers. While traditional 16-bit and 32-bit architectures are typically higher performance, they can be too expensive for many high volume embedded control applications. Manufacturers will choose the appropriate microcontrollers based on cost, performance and functionality requirements.

Solid-State Relays

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

LCAS and DAA integrated products

A line card access switch, or LCAS, is a solid-state solution for a switching function historically performed by electromagnetic devices. Our LCAS products are used in central office switching applications to enable data and voice telephony. Data access arrangements, or DAAs, integrate a number of discrete components and are principally used in analog data communications that interface with telephone network applications. Our Litelink® products are DAAs for applications such as voice-over IP, wired communication lines and set top boxes.

Application-Specific Integrated Circuits

We design high voltage, analog and mixed-signal ASICs for a variety of applications. Applying our technological expertise in ASICs, we also design and sell application-specific standard products. In this regard, we have developed a line of source and gate drivers.

Power Management and Control ICs

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

Category	Our Products	End User Applications
Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	Module	Internet facilities
	MOSFET	Storage area networks
	Thyristor	RF generators
	Rectifier	Renewable energy systems
	IC Driver	Low-power controllers
	Embedded flash microcontroller	Industrial controllers
	8-bit microcontroller	Battery chargers
Motor Drives	FRED	Automation
	IGBT	Robotics
	Module	Process control equipment
	MOSFET	Machine tools
	Thyristor	Electric trains
	IC driver	Fans
Solid state relay
8-bit microcontroller
Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	IC	Ultrasound
GaAs FET
ZigBee® wireless microcontroller

Category	Our Products	End User Applications
Telecommunications	SSR	Point-of-sale terminals
	MOSFET	Modems
	LCAS	Set top boxes
	GaAs FET	Wireless base stations
	DAA	Central office
	8-bit microcontroller	Security systems
	Serial communication controller	Telephone switches/PBX
Consumer Products	Display driver IC	Remote Controllers
	8-bit microcontroller	Appliances
	Embedded flash microcontroller	Displays
	ZigBee® wireless microcontroller	Internet of Things

We also sell our power semiconductor chips to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2016, we employed 82 people in sales, marketing and customer support and used 33 sales representative organizations and 14 distributors in the Americas and 142 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 56.7% of net revenues in fiscal 2016, 55.6% of net revenues in fiscal 2015 and 56.8% of net revenues in fiscal 2014. One distributor, Allied Group (Hong Kong), accounted for 12.2%, 10.2% and 10.8% of net revenues in fiscal 2016, 2015 and 2014, respectively. Another distributor, Future Electronics, accounted for 10.5% of net revenues in fiscal 2015.

In fiscal 2016, United States sales represented approximately 24.0%, and international sales represented approximately 76.0%, of our net revenues. Of our international sales in fiscal 2016, approximately 38.3% were derived from sales in Europe and the Middle East, approximately 58.2% were derived from sales in the Asia Pacific region and approximately 3.5% were derived from sales in India and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the Internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $30.0 million in fiscal 2016, $26.7 million in fiscal 2015 and $30.9 million in fiscal 2014. As of March 31, 2016, we employed 152 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products.

Currently, we are pursuing research and development projects with respect to:

•	developing new power semiconductors and ICs for the Internet of Things, or IoTs, electric vehicles, or EVs, and medical applications;

•	increasing the operating range of our MOS and bipolar power semiconductor products;

•	increasing the operating range of our power diodes and rectifier products;

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers and drivers for power MOSFETs, IGBTs and Silicon Carbide FETs;

•	developing higher power IGBT, thyristor and rectifier modules;

•	developing hybrids and modules with silicon carbide devices;

•	developing telecommunication and power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing high current MOSFETs and IGBTs for power supplies, generators, inverters, automotive, EV and portable equipment markets;

•	developing high power module products for automotive and EV;

•	developing high power module products for electric trains, solar inverters and wind power generators;

•	developing stacks and subsystems for renewable energy markets;

•	developing ICs for telecommunications, VOIP, security and flexible displays;

•	developing solar-powered battery charging devices, products and circuits;

•	developing 8-bit 16-bit and 32-bit embedded flash-based microcontrollers;

•	developing ICs for radio frequency identification, or RFID, tags and RFID tags evaluation boards;

•	developing SoCs with embedded microcontrollers, or MCUs, and ZigBee® wireless connectivity for Internet of Things applications;

•	developing software tools for our 8-bit, 16-bit and 32-bit MCUs;

•	developing pulse drivers for lasers, medical and laboratory systems; and

•	developing application-specific modules for defibrillators.

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

Patents and Other Intellectual Property Rights

As of March 31, 2016, we held 471 issued patents, of which 293 were issued in the U.S. and 178 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

Manufacturing and Facilities

The production of our products is a highly complex and precise process. We manufacture our products in our own manufacturing facilities, utilize external wafer foundries and subcontract assembly facilities. We divide our manufacturing operations into three key areas: wafer fabrication, assembly and test.

Wafer Fabrication

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

Measured in dollars, we relied on external foundries for approximately 47.4% of our wafer fabrication requirements in fiscal 2016. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. We provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Assembly

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

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 66.6% of our products were, during fiscal 2016, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Competition

The semiconductor industry is intensely competitive and is characterized by price competition, technological change, limited fabrication capacity, international competition and manufacturing yield problems. The competitive factors in the market for our products include:

•	price;

•	product quality, reliability and performance;

•	product features;

•	timely delivery of products;

•	proper new product definition;

•	breadth of product line;

•	design and introduction of new products;

•	market acceptance of our products and those of our customers;

•	support tools;

•	familiarity with micrologic architecture;

•	existing customer investment in system software based on a particular architecture; and

•	technical support and service.

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

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2016, our backlog of orders was approximately $87.7 million as compared to $91.5 million at March 31, 2015. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2016.

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

Employees

At March 31, 2016, we employed 992 employees, of whom 152 were primarily engaged in engineering and research and development activities, 82 in marketing, sales and customer support, 673 in manufacturing and 85 in administration and finance. Of these employees, 218 hold engineering or science degrees, including 31 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

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

•	changes in market conditions, potentially including changes in the credit markets, currency exchange rates, expectations for inflation or energy prices;

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in timing and amount of customer requests for product shipments;

•	changes in the mix of products that our customers purchase;

•	changes in the level of customers’ component inventories;

•	loss of key customers or employees;

•	the availability of production capacity, whether internally or from external suppliers;

•	the cyclical nature of the semiconductor industry;

•	competitive pressures on selling prices;

•	strategic actions taken by our competitors;

•	market acceptance of our products and the products of our customers;

•	fluctuations in our manufacturing yields and significant yield losses;

•	difficulties in forecasting demand for our products and the planning and managing of inventory levels;

•	the availability of raw materials, supplies and manufacturing services from third parties;

•	the amount and timing of investments in research and development;

•	damage awards or injunctions as the result of litigation;

•	changes in our product distribution channels and the timeliness of receipt of distributor resale information;

•	the impact of vacation schedules and holidays, largely during the second and third quarters of our fiscal year; and

•	the amount and timing of costs associated with product returns.

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

We have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	the engineering risks inherent in transferring products from one wafer fabrication facility to another;

•	failure to successfully integrate the operations of an acquired business with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel or with altered sales terms or a changed distribution channel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including amortization expenses related to intangible assets, and the integration of acquired operations;

•	assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	failure or fraud in pre-acquisition due diligence.

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

For the fiscal year ended March 31, 2016, our net revenues by region were approximately 24.0% in the United States, approximately 29.1% in Europe and the Middle East, approximately 44.2% in the Asia Pacific region and approximately 2.7% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations, particularly in the Euro and the British pound;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•

changes in the laws, regulations or policies of the countries in which we manufacture or sell our products, including the impact of the vote on June 23, 2016 in the United Kingdom on leaving the European Union;

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

In addition, the laws and courts of certain foreign countries may not protect our products or intellectual property rights to the same extent as do U.S. laws and courts. Therefore, the risk of piracy of our technology and products may be greater when we manufacture or sell our products in certain foreign countries.

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

Of our net revenues for our fiscal year ended March 31, 2016, 47.4% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and we review our acquired intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, acquired intangible assets or long-lived assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flows and slower growth rates in our industry. From time to time, we have recorded impairment charges and written down the value of goodwill.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1.

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

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, we cannot be certain that the steps we take to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technology that is substantially similar or superior to our technology. More specifically, we cannot assure that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties. Nor can we assure that, if challenged, our patents will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. We may also become subject to or initiate patentability or interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources and could harm our financial results. Also, others may independently develop similar products or processes, duplicate our products or processes or design their products around any patents that may be issued to us.

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

Presently, because of our acquisitions, we are operating a number of different information systems that are not integrated, some of which are no longer supported by software vendors. As a consequence, we use spreadsheets, which are prepared by individuals rather than automated systems, in our accounting. In our accounting, we perform many manual reconciliations and other manual steps, which result in a high risk of errors. Manual steps also increase the possibility of control deficiencies and material weaknesses.

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

Regulations related to conflict minerals create additional compliance risks and force us to incur additional expenses.

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

Approximately 9.7% of our net revenues for the fiscal year ended March 31, 2016 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 9.7% of our net revenues for the fiscal year ended March 31, 2016 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail for operational reasons or because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment, even at a loss. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 23, 2016, approximately 21.4% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2017 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan, and is subject to a security interest.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2016.

Name	Age	Positions
Nathan Zommer	68	Chairman of the Board and Chief Executive Officer
Uzi Sasson	53	President, Chief Financial Officer, Secretary and Director

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

Uzi Sasson.    Mr. Sasson has served as our President since December 2009 and our Chief Financial Officer and Secretary since November 2004. He has been a Director since June 2015 and he was also a director from August to November 2004. From November 2004 to December 2009, Mr. Sasson was our Vice President and, from June 2007 to August 2010, Mr. Sasson held the title of Chief Operating Officer. Although he no longer formally holds that title, he continues to function in that role. Prior to joining our company, Mr. Sasson worked in tax, accounting and finance for technology and accounting firms. Mr. Sasson has a Master of Science in Taxation and a Bachelor of Science in Accounting from Golden Gate University and is a Certified Public Accountant in California.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2016
High	$16.76	$15.62	$14.00	$12.60
Low	$11.05	$10.00	$10.84	$10.03
Fiscal Year Ended March 31, 2015
High	$12.99	$13.37	$13.03	$12.74
Low	$10.18	$10.48	$9.22	$11.11

The number of record holders of our common stock as of May 23, 2016 was 242. During fiscal 2016, we paid a quarterly cash dividend of $0.035 per share for the quarter ended June 30, 2015 and a quarterly cash dividend of $0.04 for the remaining quarters of the year. The quarterly dividend is at the discretion of the Board of Directors. During fiscal 2015, we paid a quarterly cash dividend of $0.03 per share for the quarter ended June 30, 2014 and a quarterly cash dividend of $0.035 for the remaining quarters of the year.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2011 through March 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 – January 31, 2016	—	—	—	1,012,269
February 1, 2016 – February 28, 2016	179,691	$10.64	179,691	832,578
March 1, 2016 – March 31, 2016	—	—	—	832,578

Total	179,691	$10.64	179,691

(1)	On August 24, 2012, our Board of Directors authorized a new program to repurchase up to 1,000,000 shares of our common stock. This program concluded during February 2016. On August 28, 2015, our Board of Directors authorized another program to repurchase up to 1,000,000 shares of our common stock.

Item 6.    Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2016, 2015 and 2014, and the balance sheet data as of March 31, 2016 and 2015 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2013 and 2012 and the balance sheet data as of March 31, 2014, 2013 and 2012 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,
	2016	2015	2014(1)	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$317,209	$338,767	$336,330	$280,014	$368,004
Cost of goods sold	217,451	236,802	236,120	195,134	248,760

Gross profit	99,758	101,965	100,210	84,880	119,244

Operating expenses:
Research, development and engineering	29,986	26,667	30,884	28,022	28,847
Selling, general and administrative	38,384	41,810	41,983	39,287	42,063
Amortization of acquisition-related intangible assets	5,555	5,978	10,521	2,244	2,524
Impairment charges	—	—	—	—	6,448

Total operating expenses	73,925	74,455	83,388	69,553	79,882

Operating income	25,833	27,510	16,822	15,327	39,362
Other expense:
Interest expense, net	(1,429)	(1,157)	(1,422)	(604)	(762)
Other income (expense)	(915)	4,077	(1,941)	(41)	1,941

Income before income tax provision	23,489	30,430	13,459	14,682	40,541
Provision for income tax	(8,748)	(6,690)	(7,413)	(7,034)	(10,235)

Net income	$14,741	$23,740	$6,046	$7,648	$30,306

Net income per share — basic	$0.47	$0.75	$0.19	$0.25	$0.97

Net income per share — diluted	$0.46	$0.74	$0.19	$0.24	$0.93

Cash dividends per share	$0.155	$0.135	$0.12	$0.06	$—

Weighted average shares used in per share calculations
Basic	31,579	31,531	31,146	31,025	31,344

Diluted	32,381	32,239	31,916	31,695	32,496

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

	As of March 31,
	2016	2015	2014(1)	2013	2012
	(In thousands)
Selected operating data:
Gross profit margin	31.4%	30.1%	29.8%	30.3%	32.4%
Depreciation and amortization	$13,981	$17,311	$21,274	$12,492	$13,467
Balance sheet data:
Cash and cash equivalents	$155,806	$121,164	$98,438	$107,116	$98,604
Working capital	253,820	169,096	177,684	188,111	199,688
Total assets	422,701	373,855	383,182	333,476	343,910
Total long-term obligations	108,896	27,760	43,204	31,640	48,784
Total stockholders’ equity	279,295	267,301	270,632	253,608	254,107
Cash flow data:
Cash provided by operating activities	$29,593	$48,194	$19,329	$31,637	$44,446
Cash used in investing activities	(22,196)	(15,077)	(27,134)	(11,082)	(12,375)
Cash provided by (used in) financing activities	25,977	(5,129)	(3,344)	(10,856)	(7,707)

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

ITEM 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-K and, in particular, in Item 1A of Part I hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors.” All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

Overview

We are a multi-market integrated semiconductor company. Our three principal product groups are: power semiconductors; ICs; and systems and RF power semiconductors.

Our power semiconductors improve system efficiency and reliability by converting electricity at relatively high voltage and current levels into the finely regulated power required by electronic products. We focus on the market for power semiconductors that are capable of processing greater than 200 watts of power.

We also design, manufacture and sell integrated circuits for a variety of applications. Our microcontrollers provide application-specific, embedded system-on-chip, solutions for the industrial and consumer markets. Our analog and mixed-signal ICs are principally used in telecommunications applications. Our mixed-signal ASICs address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

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

From fiscal 2015 to fiscal 2016, our revenues decreased. The reduction in revenues reflected reduced sales in all of our major geographic areas and in all major product lines. The gross profit margin increased during fiscal 2016. This was primarily due to a shift in product mix towards higher-margin products and improved utilization of our capacity. In addition, our selling expenses decreased in accordance with the reduction in commissionable revenues. Our general and administrative expenses decreased, mainly because of lower bad debt expenses and reduced legal fees. Our research, development and engineering expenses, or R&D expenses, increased largely due to added expenses related to the acquisition of RadioPulse in fiscal 2016. Over the next year, we expect our selling expenses to vary with changing revenues. Excluding certain items such as the settlement of bad debt expense, we expect our general and administrative expenses to remain relatively consistent. Similarly, we expect our R&D expenses to remain fairly consistent.

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

Revenue recognition.    Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are typically met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sale terms ex-works, or EXW, or when product is delivered to the customer with sales terms delivered duty paid, or DDP.

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 56.7% of our revenues in fiscal 2016 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2016, 2015 and 2014, approximately $1.5 million, $1.7 million and

$1.5 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additional allowances reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2016 (in thousands):

Balance March 31, 2013	$1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	1,059
Additions	4,479
Deductions	(4,672)

Balance March 31, 2016	$866

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

Inventories.    Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is, therefore, valued based on a standard cost, given that many of the materials purchased are identical and interchangeable at various production processes. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs. The authoritative guidance provided by FASB requires certain abnormal expenditures to be recognized as expenses in the current period instead of capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2013	$25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional provision	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	22,753
Utilization or sale	(2,455)
Scrap	(3,217)
Additional provision	4,125
Foreign currency translation adjustments	174

Balance at March 31, 2016	$21,380

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2016 and 2015, our lower of cost or market reserves were $409,000 and $444,000, respectively.

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

See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a further discussion of the impairment analysis of goodwill and the related charges recorded.

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

	Year Ended March 31,
	2016	% change	2015	% change	2014
	(000)		(000)		(000)
Net revenues	$317,209	(6.4)	$338,767	0.7	$336,330
Cost of goods sold	217,451	(8.2)	236,802	0.3	236,120

Gross profit	$99,758	(2.2)	$101,965	1.8	$100,210

Operating expenses:
Research, development and engineering	$29,986	12.4	$26,667	(13.7)	$30,884
Selling, general and administrative	38,384	(8.2)	41,810	(0.4)	41,983
Amortization of acquisition-related intangible assets	5,555	(7.1)	5,978	(43.2)	10,521

Total operating expenses	$73,925	(0.7)	$74,455	(10.7)	$83,388

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Year Ending March 31,
	2016 % of Net Revenues	2015 % of Net Revenues	2014 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	68.6	69.9	70.2

Gross profit	31.4	30.1	29.8

Operating expenses:
Research, development and engineering	9.5	7.9	9.2
Selling, general and administrative	12.1	12.3	12.5
Amortization of acquisition-related intangible assets	1.7	1.8	3.1

Total operating expenses	23.3	22.0	24.8

Operating income	8.1	8.1	5.0
Other income (expense)	(0.7)	0.9	(1.0)

Income before income tax	7.4	9.0	4.0
Provision for income tax	(2.8)	(2.0)	(2.2)

Net income	4.6	7.0	1.8

The following table sets forth the revenues for each of our product groups for fiscal 2016, 2015 and 2014:

Net Revenues(1)

	Year Ended March 31,
	2016	% change	2015	% change	2014
	(000)		(000)		(000)
Power semiconductors	$213,347	(2.8)	$219,445	(1.5)	$222,813
ICs	84,078	(12.0)	95,547	4.8	91,189
Systems and RF power semiconductors	19,784	(16.8)	23,775	6.5	22,328

Total	$317,209	(6.4)	$338,767	0.7	$336,330

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2016, 2015 and 2014:

Average Selling Prices

	Year Ended March 31,
	2016	% change	2015	% change	2014
Power semiconductors	$1.85	(11.9)	$2.10	8.8	$1.93
ICs	$0.45	2.3	$0.44	(8.3)	$0.48
Systems and RF power semiconductors	$49.83	45.9	$34.16	51.9	$22.49

Units

	Year Ended March 31,
	2016	% change	2015	% change	2014
	(000)		(000)		(000)
Power semiconductors	115,428	10.6	104,345	(9.7)	115,596
ICs	184,443	(14.8)	216,358	21.7	177,749
Systems and RF power semiconductors	397	(43.0)	696	(29.9)	993

Total	300,268	(6.6)	321,399	9.2	294,338

The following tables set forth the net revenues by geographic region for fiscal 2016, 2015 and 2014:

	Year Ended March 31,
	2016		2015		2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(000)		(000)		(000)
Europe and Middle East	$92,323	29.1	$100,107	29.6	$99,049	29.4
Asia Pacific	140,342	44.2	143,066	42.2	135,641	40.3
Rest of world	8,550	2.7	10,280	3.0	11,906	3.6

International revenues	241,215	76.0	253,453	74.8	246,596	73.3
USA	75,994	24.0	85,314	25.2	89,734	26.7

Total	$317,209	100.0	$338,767	100.0	$336,330	100.0

Comparison of Fiscal 2015 Revenues to Fiscal 2016 Revenues

From fiscal 2015 to fiscal 2016, net revenues declined by $21.6 million, or 6.4%. The decline was across all product groups and reflected a decrease of $6.1 million, or 2.8%, in the sale of power semiconductors, a decrease of $11.5 million, or 12.0%, in the sale of ICs and a decrease of $4.0 million, or 16.8%, in the sale of systems and RF power semiconductors.

The decrease in power semiconductors was primarily due to a $10.0 million decrease in the sale of bipolar products, primarily to the industrial and commercial market, offset by a $4.5 million increase in the sale of power MOS transistors, principally to the industrial and commercial market. The decline in revenues from ICs was largely caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors decreased primarily due to reduced sales of subassemblies to the industrial and commercial market and a decline in sales of RF power semiconductors.

From fiscal 2015 to fiscal 2016, the ASPs of ICs remained relatively unchanged while the changes in ASPs in power semiconductors and systems and RF power semiconductors were due to shifts in product mix. For the same periods, the changes in unit shipments of our power semiconductors and systems and RF power semiconductors were broad-based across product lines. The unit decline in ICs was primarily caused by reduced shipments of microcontrollers.

Intellectual property revenues, consisting of sales, licensing fees and royalties, were $933,000 for fiscal 2016 as compared to $1.2 million for fiscal 2015.

From fiscal 2015 to fiscal 2016, our sales to the medical market increased while sales to other major application markets declined. Geographically, we experienced reduced sales in all major geographic areas, including the U.S., Europe and the Middle East, and the Asia Pacific area.

In fiscal 2016 and 2015, a distributor accounted for 12.2% and 10.2% of our net revenues, respectively. In fiscal 2015, another distributor accounted for 10.5% of our net revenues.

Comparison of Fiscal 2014 Revenues to Fiscal 2015 Revenues

The $2.4 million increase in net revenues from fiscal 2014 to fiscal 2015 reflected a $4.4 million, or 4.8%, increase in the sale of ICs and a $1.4 million, or 6.5%, increase in the sale of systems and RF power semiconductors, offset by a $3.4 million, or 1.5%, decrease in the sale of power semiconductors.

The increase in revenues from the sale of ICs was primarily from the 8-bit microcontroller product line, or the Acquired MCU Business, that we acquired in fiscal 2014 and increased sales of solid state relays, offset by decreased sales of other microcontrollers and ASICs. The revenues from the sale of systems and RF power semiconductors increased primarily due to an increase in the sale of subassemblies to the industrial and commercial market. The decrease in power semiconductors was mainly due to a $6.2 million decrease in the sale of bipolar products, primarily to the industrial and commercial market, offset by a $2.7 million increase in the sale of MOS products, principally to the industrial and commercial market.

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

Gross Profit

From fiscal 2015 to fiscal 2016, gross profit decreased by $2.2 million while the gross profit margin increased from 30.1% to 31.4%. The decrease in gross profit, measured in dollars, was largely because of lower net revenues. The higher gross profit margin was principally caused by favorable changes in product mix towards higher-margin products and improved utilization of our manufacturing facilities.

From fiscal 2014 to fiscal 2015, gross profit increased by $1.8 million and the gross profit margin increased from 29.8% to 30.1%. The growth in gross profit, measured in dollars, was mainly because of increased net revenues. The higher gross profit margin was primarily due to favorable changes in product mix towards higher-margin products, offset by lower utilization of certain facilities and an increase in the provision for excess inventories.

In each of the last three years, our gross profit and gross profit margin were positively affected by the utilization and sale of excess inventory, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates — Inventories” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. From fiscal 2015 to fiscal 2016, our R&D expenses increased by $3.3 million and increased from 7.9% to 9.5% as a percentage of net revenues. The increases were largely due to the $2.8 million acquisition of RadioPulse in fiscal 2016. From fiscal 2014 to fiscal 2015, R&D expenses decreased by $4.2 million and decreased from 9.2% to 7.9% as a percentage of net revenues. The decreases were mainly due to reduced personnel expenses and the completion of the development phase of a new manufacturing process.

Selling, General and Administrative

In fiscal 2016 as compared to fiscal 2015, selling, general and administrative expenses, or SG&A expenses decreased by approximately $3.4 million and decreased from 12.3% to 12.1% as a percentage of net revenues. The decreases were mainly due to lower bad debt expenses caused by a $2.7 million recovery in bankruptcy, lower selling expenses corresponding to the reduced revenues and lower legal expenses.

In fiscal 2015, as compared to fiscal 2014, SG&A expenses were largely unchanged but decreased from 12.5% to 12.3% as a percentage of net revenues. The decrease in the percentage was the result of higher net revenues.

Amortization of Acquired Intangible Assets

In May 2015, we acquired RadioPulse and recorded $2.9 million of identifiable intangible assets. During the quarter ended June 30, 2013, we completed the acquisition of the Acquired MCU Business and recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For fiscal 2016, 2015 and 2014, amortization expenses on acquisition-related intangible assets were $5.6 million, $6.0 million and $10.5 million, respectively. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

Other Income (Expense)

In fiscal 2016, interest expense, net was $1.4 million as compared to $1.2 million in fiscal 2015 and $1.4 million in fiscal 2014. The increase in interest expense, net from fiscal 2015 to fiscal 2016 was primarily due to higher principal balances under the line of credit in fiscal 2016. The decrease in interest expense, net from fiscal 2014 to fiscal 2015 resulted from the repayments of the installment payments for the Acquired MCU Business and reduced capital leases, offset by increased interest expense on higher outstanding balance borrowed under the line of credit. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the arrangement.

In fiscal 2016, other expense, net was $915,000 as compared to other income, net of $4.1 million in fiscal 2015 and other expense, net of $1.9 million in fiscal 2014, respectively. The other expense, net in fiscal 2016 consisted of primarily other than temporary write-down of our investments in marketable equity securities and losses associated with changes in exchange rates for foreign currency transactions. The other income, net in fiscal 2015 was primarily due to a $5.9 million gain associated with changes in exchange rates for foreign currency transactions, offset by a $1.9 million in other than temporary write-down of our investments in marketable equity securities. The other expense, net in fiscal 2014 mainly consisted of losses associated with changes in exchange rates for foreign currency transactions of $2.4 million, offset by income from investments.

Provision for Income Taxes

In fiscal 2016, the provision for income taxes reflected an effective tax rate of 37% as compared to 22% in fiscal 2015 and 55% in fiscal 2014. The fiscal 2016 tax rate increase was caused by an out-of-period adjustment of 6% and the recording of valuation allowances for net operating losses generated in foreign jurisdictions. The fiscal 2015 tax rate reflected higher income generated in certain foreign jurisdictions with lower tax rates. The fiscal 2014 tax rate was affected by a loss recognized in a lower tax rate jurisdiction and certain discrete items. The loss recognized in the lower tax jurisdiction was primarily due to amortization expenses resulting from the acquisition of the Acquired MCU Business. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding provision for income taxes.

Liquidity and Capital Resources

At March 31, 2016, cash and cash equivalents were $155.8 million as compared to $121.2 million at March 31, 2015 and $98.4 million at March 31, 2014. Over the past three fiscal years, the cash generated by our operations, along with the borrowing under our revolving line of credit, has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2016 was $29.6 million as compared to $48.2 million in fiscal 2015 and $19.3 million in fiscal 2014. For fiscal 2016 as compared to fiscal 2015, the decrease in cash provided by operating activities of $18.6 million was primarily due to a decrease of $9.7 million in net changes in operating assets and liabilities and reduction of $8.9 million in net income and total adjustments to reconcile net income, which was primarily due to a $9.0 million decrease in net income.

Changes in assets and liabilities for fiscal 2016 compared to fiscal 2015 included a decrease in accounts receivable, mainly because of reduced revenues, and increases in prepaid expenses and inventory purchases that were, in large part, the result of an inventory build-up to meet expected customer demand in future periods.

For fiscal 2015 as compared to fiscal 2014, the increase in cash provided by operating activities of $28.9 million was primarily due to an increase of $15.1 million in net changes in operating assets and liabilities and an increase of $13.8 million in net income and total adjustments to reconcile net income, which was primarily due to a $17.7 million increase in net income, partially offset by a $5.8 million reduction caused by the foreign currency translation of intercompany transactions.

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

We used $22.2 million in net cash for investing activities during fiscal 2016, as compared to $15.1 million in fiscal 2015 and $27.1 million in fiscal 2014. In fiscal 2016, 2015 and 2014, we spent $15.2 million, $8.2 million and $20.0 million, respectively, on the purchases of investments and business acquisitions and we spent $7.1 million, $7.0 million and $7.6 million on capital expenditures, respectively. Over the past three fiscal years, the capital expenditures were principally for equipment required to maintain or increase our production capacity.

For fiscal 2016, net cash provided by financing activities was $26.0 million, as compared to net cash used in financing activities of $5.1 million in fiscal 2015 and net cash used in financing activities of $3.3 million in fiscal 2014. In fiscal 2016, we received proceeds of $83.0 million from loans and $4.3 million from employee equity plans, offset by $48.1 million of principal repayments on capital lease and loan obligations, $8.4 million to purchase treasury stock and $4.9 million of cash dividends.

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

At March 31, 2016, loans payable totaled $87.1 million. This represented 55.9% of our cash and cash equivalents and 31.2% of our stockholders’ equity. Over the past three fiscal years, satisfying our payment obligations for capital leases and loans payable did not materially affect our ability to fund our operating needs.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank, or IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million. In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $263,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At March 31, 2016, we complied with all of these financial covenants. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the new agreement.

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

The new credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of March 31, 2016 was 2.44%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2016 we complied with these financial covenants, except the leverage ratio. The banks waived a default under the Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1.

At March 31, 2016, the outstanding principal balance under the revolving line of credit agreement was $80.0 million. $45.0 million of the balance was used to pay off the outstanding principal balance from the previous agreement. See Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the new agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 17, “Commitment and Contingencies” and Note 8, “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of our credit arrangements.

In fiscal 2016, 2015 and 2014, we paid $4.9 million, $4.3 million and $3.7 million in dividends, respectively, through a quarterly cash dividend of up to $0.04 per share. The quarterly dividend is at the discretion of the Board of Directors.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. The total consideration may also include earnout payments aggregating up to $6.0 million and payable over three years.

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans were primarily short-term facilities from financial institutions and carried a weighted average interest rate of 4.9%. The facilities have been partially secured by bank deposits that were classified as restricted cash on our consolidated balance sheets. The outstanding principal on these loans was $684,000 as of March 31, 2016 and was paid off in April 2016.

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

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2016 was $16.3 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2016, we had $155.8 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, the inability to renew or replace our revolving line of credit in whole or in part or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2016. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2016 to make future payments under contracts are set forth below (in thousands):

Contractual Obligations(1)(2)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)(4)	$86,677	$1,120	$82,240	$2,267	$1,050
Current debt(3)	684	684	—	—	—
Operating lease obligations	5,384	1,385	2,136	1,344	519
Other purchase obligations(5)	25,334	24,489	845	—	—

Total	$118,079	$27,678	$85,221	$3,611	$1,569

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plans” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to our uncertain tax positions. Therefore, $6.9 million of income taxes payable has been excluded from the table above. However, long term income taxes payable, included on our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 8 “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more details.

(4)	Includes approximately $304,000 of unamortized balance of debt issuance cost. See Note 8 “Borrowing and Installment Payment Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more details.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2016, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2016 would have had the effect of reducing our net income by an amount less than $1.0 million. Our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk. The sensitivity analysis was accomplished by estimating the impact of a 100 basis point increase in interest rates on our variable rate borrowings while assuming no increase in interest income on our cash and cash equivalents.

We have interest rate risk from a $125.0 million revolving line of credit with BOTW. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by four of our subsidiaries. All amounts owed under the credit agreement are due and payable on November 20, 2017. At March 31, 2016, the outstanding principal balance under the credit agreement was $80.0 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The effective interest rate as of March 31, 2016 was 2.44%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

Revenues from our foreign subsidiaries were approximately 50.4% of total revenues in fiscal 2016. To the extent not U.S. dollar denominated, these revenues are primarily denominated in Euros and British pounds. Our risk to foreign currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Most of our principal foreign subsidiaries use their respective local currencies as their functional currency.

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

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2016 by less than $4.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presentation of deferred tax assets and liabilities in 2016 due to the adoption of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2016 expressed an unqualified opinion thereon

/s/    BDO USA, LLP

San Francisco, California

June 8, 2016

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$155,806	$121,164
Restricted cash	277	266
Accounts receivable, net	38,440	41,042
Inventories	89,604	82,005
Prepaid expenses and other current assets	4,203	3,413

Total current assets	288,330	247,890
Property, plant and equipment, net	42,623	42,545
Intangible assets, net	7,607	10,384
Goodwill	42,355	27,375
Deferred income taxes	28,024	31,957
Other assets	13,762	13,704

Total assets	$422,701	$373,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$—	$464
Current portion of loans payable	1,804	45,790
Accounts payable	11,416	12,675
Accrued expenses and other current liabilities	21,290	19,865

Total current liabilities	34,510	78,794
Long term loans, net of current portion	85,253	3,433
Pension liabilities	16,307	17,232
Other long term liabilities	7,336	7,095

Total liabilities	143,406	106,554

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,214,158 issued and 31,375,524 outstanding at March 31, 2016 and 38,116,884 issued and 31,674,782 outstanding at March 31, 2015	382	381
Additional paid-in capital	214,045	209,707
Treasury stock, at cost: 6,838,634 common shares at March 31, 2016 and 6,442,102 common shares at March 31, 2015	(61,845)	(56,833)
Retained earnings	146,979	137,134
Accumulated other comprehensive loss	(20,266)	(23,088)

Total stockholders’ equity	279,295	267,301

Total liabilities and stockholders’ equity	$422,701	$373,855

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share data)
Net revenues	$317,209	$338,767	$336,330
Cost of goods sold	217,451	236,802	236,120

Gross profit	99,758	101,965	100,210

Operating expenses
Research, development and engineering	29,986	26,667	30,884
Selling, general and administrative	38,384	41,810	41,983
Amortization of acquired intangible assets	5,555	5,978	10,521

Total operating expenses	73,925	74,455	83,388

Operating income	25,833	27,510	16,822
Other income (expense)
Interest income	212	240	157
Interest expense	(1,641)	(1,397)	(1,579)
Other income (expense), net	(915)	4,077	(1,941)

Income before income tax provision	23,489	30,430	13,459
Provision for income tax	(8,748)	(6,690)	(7,413)

Net income	$14,741	$23,740	$6,046

Net income per share
Basic	$0.47	$0.75	$0.19

Diluted	$0.46	$0.74	$0.19

Cash dividends per common share	$0.155	$0.135	$0.12

Weighted average shares used in per share calculation
Basic	31,579	31,531	31,146

Diluted	32,381	32,239	31,916

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Net income	$14,741	$23,740	$6,046
Foreign currency translation adjustments	2,938	(24,112)	7,553
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax expenses (benefits) of $(231) in 2016, $(825) in 2015 and $196 in 2014	(362)	(1,536)	361
Reclassification adjustment for net losses (gains) realized in net income, net of tax benefits (expenses) of $182 in 2016, $655 in 2015 and $(52) in 2014	273	1,218	(96)

Net changes in market value of investments	(89)	(318)	265

Changes in accumulated net actuarial income (loss):
Changes in accumulated net actuarial income (loss), net of tax expenses (benefits) of $(634) in 2016, $(960) in 2015 and $8 in 2014	(71)	(3,830)	89
Reclassification adjustment for net losses realized in net income, net of tax benefits of $393 in 2016, $36 in 2015 and $21 in 2014	44	143	215

Net changes in defined benefit plan accumulated net actuarial income (loss)	(27)	(3,687)	304

Other comprehensive income (loss)	2,822	(28,117)	8,122

Total comprehensive income (loss)	$17,563	$(4,377)	$14,168

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2013	37,921	$202,977	7,036	$(61,994)	$115,718	$(3,093)	$253,608
Net income					6,046		6,046
Other comprehensive income						8,122	8,122
Stock-based compensation		2,785					2,785
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	96	908					908
Purchase of treasury stock			60	(602)			(602)
Re-issuance of treasury stock under stock compensation plans			(433)	3,814	(305)		3,509
Dividend					(3,744)		(3,744)

Balances, March 31, 2014	38,017	206,670	6,663	(58,782)	117,715	5,029	270,632
Net income					23,740		23,740
Other comprehensive loss						(28,117)	(28,117)
Stock-based compensation		2,867					2,867
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	100	551					551
Re-issuance of treasury stock under stock compensation plans			(221)	1,949	(58)		1,891
Dividend					(4,263)		(4,263)

Balances, March 31, 2015	38,117	210,088	6,442	(56,833)	137,134	(23,088)	267,301
Net income					14,741		14,741
Other comprehensive income						2,822	2,822
Stock-based compensation		3,343					3,343
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	97	996					996
Purchase of treasury stock			772	(8,352)			(8,352)
Re-issuance of treasury stock under stock compensation plans			(375)	3,340			3,340
Dividend					(4,896)		(4,896)

Balances, March 31, 2016	38,214	$214,427	6,839	$(61,845)	$146,979	$(20,266)	$279,295

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$14,741	$23,740	$6,046
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	13,981	17,311	21,274
Provision for receivable allowances	6,795	8,935	8,563
Write-down of marketable equity securities	454	1,903	7
Net change in inventory provision	1,576	2,852	1,724
Stock-based compensation	3,343	2,867	2,785
Deferred income taxes	3,768	1,340	(551)
Tax impacts due to employee equity incentive plans	—	(105)	(152)
Foreign currency adjustments on intercompany amounts and other non-cash items	214	(5,033)	312
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(2,238)	(7,342)	(14,755)
Inventories	(7,702)	(2,203)	(6,296)
Prepaid expenses and other current assets	(1,219)	5,103	(5,518)
Other assets	(101)	828	(968)
Accounts payable	(2,173)	(2,646)	2,067
Accrued expenses and other liabilities	(693)	2,058	5,698
Pension liabilities	(1,153)	(1,414)	(907)

Net cash provided by operating activities	29,593	48,194	19,329

Cash flows from investing activities:
Change in restricted cash	88	71	(23)
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	(14,571)	(2,297)	(20,000)
Purchases of investments	(629)	(5,887)	—
Purchases of plant and equipment	(7,110)	(7,018)	(7,623)
Proceeds from sale of investments	26	54	512

Net cash used in investing activities	(22,196)	(15,077)	(27,134)

Cash flows from financing activities:
Principal payments on capital lease obligations	(472)	(2,414)	(2,570)
Repayments of loans and notes payable	(47,606)	(1,144)	(1,000)
Installment payments for business acquisition	—	(30,000)	—
Proceeds from loans	82,967	30,000	—
Tax impacts due to employee equity incentive plans	—	105	152
Purchases of treasury stock	(8,352)	—	(602)
Payments of cash dividends to stockholders	(4,896)	(4,263)	(3,744)
Proceeds from employee equity plans	4,336	2,587	4,420

Net cash provided by (used in) financing activities	25,977	(5,129)	(3,344)

Effect of exchange rate fluctuations on cash and cash equivalents	1,268	(5,262)	2,471

Net increase (decrease) in cash and cash equivalents	34,642	22,726	(8,678)
Cash and cash equivalents at beginning of the year	121,164	98,438	107,116

Cash and cash equivalents at end of the year	$155,806	$121,164	$98,438

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,992	$2,172	$801
Cash paid during the period for income taxes	$5,669	$1,416	$4,760

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies, or UPS, and switch mode power supplies, or SMPS, and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal-oxide-silicon field-effect transistors, or MOSFETs, insulated-gate bipolar transistors, or IGBTs, thyristors and rectifiers, including fast-recovery epitaxial diodes, or FREDs. Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and 8-bit microcontrollers. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices.

We sell products in North America, Europe and Asia through an organization that includes direct sales personnel, independent representatives and distributors. We are headquartered in Northern California with principal operations in California, Massachusetts, Germany, the Philippines and the United Kingdom. Each site has manufacturing, research and development and sales and distribution activities. We also make use of subcontract manufacturers for fabrication of wafers and for assembly and test operations. Our fiscal years end March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ending on March 31 of such numerically identified year.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of IXYS and our wholly-owned subsidiaries after elimination of all intercompany balances and transactions.

Foreign Currency Translation and Transaction

The local currency is considered to be the functional currency of some of our wholly-owned international subsidiaries. Among them, IXYS Semiconductor GmbH, or IXYS GmbH, utilizes the Euro as its functional currency, while IXYS UK Westcode Limited, or IXYS UK, utilizes the British pound sterling as its functional currency. For such subsidiaries, the assets and liabilities are translated at the exchange rate in effect at year-end and the revenues and expenses are translated at average rates during the year. Adjustments resulting from the translation of these accounts of these subsidiaries into U.S. dollars are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income or expense. The functional currency is U.S. dollars for our other significant subsidiaries.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are typically met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sale terms ex-works, or EXW, or when product is delivered to the customer with sales terms delivered duty paid, or DDP.

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 56.7% of our revenues in fiscal year ended March 31, 2016, or fiscal 2016, were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributor’s end customers. Deferred amounts would be presented and included under “Accrued expenses and other liabilities.”

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2016, 2015 and 2014, approximately $1.5 million, $1.7 million and $1.5 million, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of the accounts receivable allowance on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additional allowances reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2016 (in thousands):

Balance March 31, 2013	$1,396
Additions	4,757
Deductions	(5,082)

Balance March 31, 2014	1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	1,059
Additions	4,479
Deductions	(4,672)

Balance March 31, 2016	$866

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

Restricted Cash

Restricted cash balances at March 31, 2016 and March 31, 2015 were $277,000 and $266,000, respectively. The restricted cash balances constitute funds segregated for pension payments in Germany.

Inventories

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is, therefore, valued based on a standard cost, given that many of the materials purchased are identical and interchangeable at various production processes. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs. The authoritative guidance provided by the Financial Accounting Standards Board, or FASB, requires certain abnormal expenditures to be recognized as expenses in the current period instead of capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2013	$25,289
Utilization or sale	(1,579)
Scrap	(3,422)
Additional provision	3,503
Foreign currency translation adjustments	513

Balance at March 31, 2014	24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	22,753
Utilization or sale	(2,455)
Scrap	(3,217)
Additional provision	4,125
Foreign currency translation adjustments	174

Balance at March 31, 2016	$21,380

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2016 and 2015, our lower of cost or market reserves were $409,000 and $444,000, respectively.

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

On June 10, 2005, IXYS GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB Deutsche Industriebank AG, or IKB. This loan was collateralized by a security interest in our facility in Lampertheim, Germany. In April 2015, we replaced the loan with a new borrowing of €6.5 million, or about $7.2 million. The loan is expected to be paid in full by March 31, 2022 and is also collateralized by a security interest in our facility in Lampertheim, Germany. See Note 8, “Borrowing and Installment Payment Arrangements” for more details.

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

We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany and a 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. In fiscal year ended March 31, 2015, or fiscal 2015, we acquired 24.3% equity interest in Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. In fiscal 2016 and 2015, we recognized losses of $120,000 and $7,000 on these investments, respectively. In fiscal year ended March 31, 2014, or fiscal 2014, we recognized $303,000 income on these investments.

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

Derivative Financial Instruments

Although the majority of our transactions are in U.S. dollars, we enter into foreign exchange forward and option contracts to manage foreign currency exchange risk associated with our operations. From time to time, we purchase short-term, foreign exchange forward and option contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. The contracts generally have maturity dates that do not exceed six months. We did not have any open foreign exchange forward and option contracts at March 31, 2016. In order to manage our variable interest rate exposure on our former loan from IKB, we entered into an interest rate swap, which ended in June 2015.

We do not purchase derivative contracts for trading purposes. We elected not to designate these contracts as accounting hedges and any changes in fair value are marked to market and included in other income (expense), net. See Note 4, “Fair Value” and Note 8, “Borrowing and Installment Payment Arrangements” for further information on the borrowing from IKB.

Defined Benefit Plans

We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The authoritative guidance provided by FASB requires us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. See Note 9, “Pension Plans” for further information.

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

Advertising Expense

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2016, 2015 and 2014 was $433,000, $437,000 and $631,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

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

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2016 and 2015.

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

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, in fiscal 2016 we manufactured approximately 52.6% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We relied on third party suppliers to provide the remaining 47.4%. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

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

Employees Covered by Collective Bargaining Arrangements

Approximately 54.6% and 94.6% of our employees in the United Kingdom and Germany, respectively, are covered by collective bargaining arrangements.

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

In fiscal 2016, 2015 and 2014, a distributor accounted for 12.2%, 10.2% and 10.8% of our net revenues, respectively. In fiscal 2015, another distributor accounted for 10.5% of our net revenues.

We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with the policies approved by our Board of Directors.

Stock-Based Compensation Plans

We have employee equity incentive plans and an employee stock purchase plan, which are described more fully in Note 10, “Employee Equity Incentive Plans.” The authoritative guidance provided by FASB requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and shares expected to vest. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

Recent Accounting Pronouncements

In May 2014, FASB issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is prohibited for annual periods commencing before December 15, 2016. Different transition methods are available — full retrospective method, retrospective with certain practical expedients and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements, including selection of the transition method.

In March 2016, FASB issued an amended guidance on the topic of revenue from contracts with customers relating to revenue recognition to clarify the implementation guidance on principal versus agent considerations and to address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of the new revenue recognition standard. We are currently evaluating the impact of these amendments on our financial statements.

In April 2016, FASB issued an amended guidance to clarify the following two aspects relating revenue recognition: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligation in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. The amendments include implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property. The amendments are intended to improve the operability and understandability of the licensing implementation guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements relating to the new revenue recognition standard. We are currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In April 2015, FASB issued the authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods during the annual period, with early adoption permitted for financial statements that have not been previously issued. The new standard is required to be applied retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior period information that has been retrospectively adjusted and the effect of the change on the financial statements line items (that is, debt issuance cost asset and the debt liability). In August 2015, FASB issued the authoritative guidance that added Securities and Exchange Commission, or SEC, content. The guidance issued in April 2015 did not directly address the manner in which debt issuance costs relating to a line of credit arrangement are treated. The SEC staff clarified that they would not object to the balance sheet presentation of such costs as an asset (i.e., a deferred charge) to be subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any borrowings outstanding on the underlying line of credit arrangement. We have adopted the guidance effective the quarter ended December 31, 2015 and applied the new rules to our new Revolving Credit Agreement effective as of November 20, 2015. Based on the guidance, the debt issuance costs are presented in the balance sheet as a direct deduction from the debt liability rather than as an asset in our financial statements. There is no other significant impact from the adoption of this guidance. See Note 8, “Borrowing Arrangements” for further information regarding our credit arrangements.

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

In October 2015, FASB issued an Accounting Standards Update, or ASU, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted as of the beginning of any interim or annual reporting period. We adopted this accounting standard update, on a retrospective basis, during the quarter ended December 31, 2015. All deferred tax assets and liabilities as of March 31, 2016 and March 31, 2015 were classified as noncurrent in the accompanying consolidated balance sheets and the notes thereto. Our prior period ended March 31, 2015 reflected a decrease of $7.1 million in the current deferred tax assets and a corresponding increase in the noncurrent deferred tax assets.

In January 2016, the FASB issued authoritative guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standard Codification, or ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, FASB issued amended guidance for lease arrangements, which requires lessees to recognize the followings for all leases with terms longer than 12 months: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In March 2016, FASB issued amended guidance to simplify the transition to the equity method of accounting. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Additionally, any unrealized gain or loss in accumulated other comprehensive income (loss) will be recognized through earnings at the point an investment qualifies for the equity method. The amended guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. It should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In March, 2016, FASB issued amended guidance which simplifies several aspects of the accounting for employee share-based payment awards, including forfeitures, employer tax withholding on share-based compensation and excess tax benefits or deficiencies. The amended guidance also clarifies the statement of cash flows presentation for share-based awards. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

3.    Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse, for a total consideration of $15.7 million. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a complementary product portfolio to our product lines. The consideration includes cash consideration paid at closing of $14.7 million and $1.0 million related to an adjustment to eliminate debt owed to us for funds advanced prior to closing. The acquisition also includes potential earnout payments aggregating up to $6.0 million payable over three years. The earnout payments are subject to certain financial thresholds related to net revenues, gross profit and net income in calendar years 2015, 2016 and 2017. Based on our valuation, the fair value of the liability for the earnout payment is estimated to be nil. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs.

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Consideration Allocation
Cash, restricted cash and cash equivalents	$196
Accounts receivable	1,497
Inventories	534
Property, plant and equipment	24
Prepaid expenses and other current assets	547
Identifiable intangible assets	2,867
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(1,926)

Total identifiable net liabilities	771
Goodwill	14,887

Total purchase consideration	$15,658

During the quarter ended March 31, 2016, we recorded a reduction in the value of accruals and other liabilities of $1.0 million along with a corresponding increase in the purchase consideration of $1.0 million related to an adjustment to eliminate the debt owed to us for funds advanced prior to closing. We also recorded adjustments that reduced the value of goodwill by $275,000 due to an increase in the fair value of identifiable intangible assets of $344,000 and a decrease in the value of prepaid expenses and other current assets of $69,000. The change in the value of the intangible assets did not have a significant impact on the amortization recorded in the financial statements for the quarter ended March 31, 2016.

Identifiable intangible assets consisted of developed intellectual property, in-process research and development expenses, customer relationships and contract backlog. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. We did not recognize any liability with respect to the contingent consideration based upon our analysis.

Identified intangible assets resulting from the RadioPulse acquisition consisted of the following (in thousands):

	Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
Developed intellectual property	$1,005	Accelerated	60
In-process research and development expenses(1)	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total	$2,867

(1)	Amortization will start after the completion of the research and development activities of the related projects.

In determining the fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets. The income approach was used to estimate the fair value. The income approach indicates the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future through a discounted cash flow method. The income approach was used to determine the fair values of developed intellectual property, in-process research and development expenses, contract backlog and customer relationships. The goodwill arising from the acquisition was largely attributable to the synergies expected to be realized after our acquisition and integration of RadioPulse and to the workforce acquired in the transaction. The goodwill is not deductible for tax purposes.

RadioPulse contributed net revenues of $4.1 million, from the date of purchase, May 1, 2015 to our consolidated statements of operations for the fiscal year ended March 31, 2016. The net loss of RadioPulse included in our operating results for the year ended March 31, 2016 was $3.6 million, based on the purchase consideration valuation. The results of operations and financial position of RadioPulse were immaterial compared to our financial statements and therefore pro-forma financial statements have not been separately presented.

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

The Acquired MCU Business contributed revenues of $36.1 million in our audited consolidated statements of operations for fiscal 2014. As the Acquired MCU Business is fully integrated within our existing operations we are not able to calculate and report the net income contribution specific to the Acquired MCU Business.

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

Years Ended March 31, 2014
(unaudited)
Pro forma net revenues	$360,228

Pro forma net income	$15,364

Pro forma net income per share (basic)	$0.49

Pro forma net income per share (diluted)	$0.48

Other Acquisition

In the quarter ended June 30, 2014 we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired of approximately $204,000. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. At March 31, 2016, this goodwill balance reflected a cumulative reduction of $477,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our consolidated financial statements.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2016 and 2015 (in thousands):

	March 31, 2016(1)			March 31, 2015(1)
	Total	Fair Value Measured at Reporting Date Using		Total	Fair Value Measured at Reporting Date Using
Description		Level 1	Level 2		Level 1	Level 2
Assets
Money market funds(2)	$115,974	$115,974	$—	$76,317	$76,317	$—
Marketable equity securities(3)	1,749	1,749	—	1,737	1,737	—
Auction rate preferred securities(3)	350	—	350	350	—	350

Total Assets Measured at Fair Value	$118,073	$117,723	$350	$78,404	$78,054	$350

Liabilities
Derivative liabilities(4)	—	—	—	19	—	19

Total Liabilities Measured at Fair Value	$—	$—	$—	$19	$—	$19

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our audited consolidated balance sheets.

(3)	Included in “Other assets” on our audited consolidated balance sheets.

(4)	Included in “Accrued expenses and other current liabilities” on our audited consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized other than temporary impairment losses of $454,000 and $1.9 million in marketable equity securities during fiscal 2016 and 2015, respectively.

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

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. All of our ARPS have credit ratings of at least AA, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 200 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the audited consolidated balance sheets as of March 31, 2016 and 2015. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our pension liabilities, net of plan assets approximate fair value. See Note 9, “Pension Plans” for a discussion of pension liabilities. Our indebtedness for borrowed money and our installment payment obligations approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $87.1 million and $49.2 million at March 31, 2016 and March 31, 2015, respectively.

5.     Other Assets

Other assets consist of the following (in thousands):

	March 31,
	2016	2015
Marketable equity securities	$1,749	$1,737
Auction rate preferred securities	350	350
Long-term equity method investments	10,977	11,041
Other items	686	576

Total	$13,762	$13,704

In fiscal 2016 and 2015, based on evaluation of available evidence we concluded that certain marketable equity securities had impairment other than temporary. As a result, we realized an impairment loss totaling $454,000 and $1.9 million in each fiscal year, respectively. Available-for-sale investment securities have been stated at their fair value as of March 31, 2016 and include an unrealized loss, net of tax benefits, of $82,000 at March 31, 2016, and an unrealized gain, net of taxes, of $7,000 at March 31, 2015.

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

The investment was initially recorded at cost. Subsequent periodic adjustments to cost are made to record our share in the operating results of ATEC subsequent cash contributions and distributions and our share of the differences between the fair value and carrying cost of assets acquired and liabilities assumed. In fiscal 2016 and 2015, we recognized losses of $9,000 and $140,000, respectively, on our investment in ATEC.

We incurred approximately $14,000 in legal and consulting expense for the transaction. The costs incurred were expensed and included in SG&A expenses on our audited consolidated statements of operations.

Available-for-sale investments as of March 31, 2016 and 2015 were as follows (in thousands):

	Fiscal Year 2016				Fiscal Year 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$1,875	$46	$(172)	$1,749	$1,726	$53	$(42)	$1,737
Auction rate preferred securities	$350	$—	$—	$350	$350	$—	$—	$350

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2016 and March 31, 2015, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2016	$29	$581	$143	$932	$172	$1,513
March 31, 2015	$27	$243	$15	$43	$42	$286

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2016 and March 31, 2015.

During fiscal 2016, we recognized approximately a loss of $1,000 on the sale of available-for-sale investment securities. In respect of those securities, there was no unrealized amount included in accumulated other comprehensive income as of March 31, 2015.

Our equity method investments constitute investments accounted for under the equity method of accounting. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

6.    Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,
	2016	2015
Accounts receivable, gross	$41,219	$43,810
Allowance for doubtful accounts	(2,779)	(2,768)

Accounts receivable, net	$38,440	$41,042

Allowances Movement (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts
Year ended March 31, 2016	$2,768	$6,795	$(6,799)	$15	$2,779
Year ended March 31, 2015	$3,013	$8,935	$(9,004)	$(176)	$2,768
Year ended March 31, 2014	$2,656	$8,563	$(8,255)	$49	$3,013

Inventories

Inventories consist of the following (in thousands):

	March 31,
	2016	2015
Raw materials	$18,269	$17,169
Work in process	41,549	37,491
Finished goods	29,786	27,345

Total	$89,604	$82,005

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2016	2015
Property and plant (useful life of 24 years to 50 years)	$35,290	$33,328
Equipment owned (useful life of 1 to 14 years)	104,711	98,408
Equipment capital leases (useful life of 4 years)	34,607	33,222
Leasehold improvements (useful life of up to 8 years)	1,304	1,304

	175,912	166,262
Accumulated depreciation	(133,289)	(123,717)

Net property, plant and equipment	$42,623	$42,545

Depreciation expense for fiscal years ended March 31, 2016, 2015 and 2014 amounted to $8.4 million, $11.3 million and $10.7 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,
	2016	2015
Uninvoiced goods and services	$8,824	$8,473
Compensation and benefits	7,540	6,230
Income tax payable	2,066	2,459
Commission, royalties and other	2,860	2,703

Total	$21,290	$19,865

7.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. We recorded goodwill of $2.8 million related to an acquisition completed in April 2014. In May 2015, we acquired RadioPulse and recorded $14.9 million in goodwill. The goodwill balance as of March 31, 2016 and 2015 reflected changes in the foreign exchange translation rate.

The changes in the carrying amount of goodwill for the years ended March 31, 2016 and 2015 are as follows (in thousands):

	March 31,
	2016	2015
Goodwill	$41,137	$38,356
Accumulated impairment losses	(13,192)	(13,192)
Accumulated currency translation adjustment	(570)	—

Net goodwill at beginning of year	27,375	25,164
Goodwill acquired in acquisition	14,887	2,781
Currency translation adjustment	93	(570)

Net goodwill at end of year	$42,355	$27,375

The accumulated impairment losses as of March 31, 2016 and March 31, 2015 were $13.2 million.

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2016 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$17,309	$11,639	$5,670
Customer relationships	13,520	12,961	559
In-process intellectual property	1,188	—	1,188
Contract backlog	7,329	7,329	—
Other intangible assets	1,599	1,409	190

Total identifiable intangible assets	$40,945	$33,338	$7,607

Identified intangible assets consisted of the following as of March 31, 2015 (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$16,304	$8,084	$8,220
Customer relationships	13,020	11,290	1,730
Contract backlog	7,155	7,155	—
Other intangible assets	1,608	1,174	434

Total identifiable intangible assets	$38,087	$27,703	$10,384

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of RadioPulse, the Acquired MCU Business, and Zilog, Inc. The fair value of the amortizable intangible assets was determined using the income approach, royalty savings approach and cost approach.

	Acquisition Date Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
RadioPulse
Developed intellectual property	$1,005	Accelerated	60
In process intellectual property	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total for RadioPulse	$2,867

Acquired MCU Business
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Trade name	421	Straight-line	60

Total for Acquired MCU Business	$24,000

Zilog
Developed intellectual property	$4,800	Straight-line	72
Customer relationships	6,100	Accelerated	37
Contract backlog	2,000	Straight-line	12
Trade name	1,100	Straight-line	72

Total for Zilog	$14,000

The amortization of intangible assets is expected to be approximately $3.2 million, $2.9 million, $904,000, $268,000 and $240,000 in fiscal 2017, 2018, 2019, 2020 and 2021, respectively.

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of March 31, 2016 was 2.44%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage.

The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. As of March 31, 2016 we complied with these financial covenants, except the leverage ratio. The banks waived a default under the Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1. The waiver by the banks is a one-time waiver and is not deemed to be an amendment, waiver, consent, release or modification of any other term or condition of the Revolving Credit Agreement.

As of March 31, 2016, we borrowed $80.0 million under this credit facility and repaid the outstanding principal balance from the previous agreement of $45.0 million.

In relation to the execution of the credit agreement, we incurred loan costs of $371,000. Those costs were deferred as debt issuance costs and amortized over the two-year life of the credit agreement. As of March 31, 2016, $68,000 was recognized as interest expense and the unamortized balance of the debt issuance costs was $304,000. The debt issuance costs are presented in the balance sheet as a direct deduction from the debt liability rather than as an asset in our financial statements.

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

In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or $263,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. We were in compliance with all financial covenants as of March 31, 2016. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At March 31, 2016, the outstanding principal balance was €5.6 million, or $6.3 million.

Loans Assumed from Business Acquisition

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans are primarily short-term facilities from financial institutions and carry a weighted average interest rate of 4.9%. The facilities have been partially secured by bank deposits, which were classified as restricted cash on our consolidated balance sheets. The outstanding principal on these loans was $684,000 as of March 31, 2016 and were paid off in April 2016.

We assumed loans of approximately $723,000 related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2017 to fiscal 2021, other than a loan of $99,000 that we paid off during the quarter ended September 30, 2014.

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2016 were as follows (in thousands):

Fiscal Year Payable	Amount
2017	$1,804
2018	81,120
2019	1,120
2020	1,133
2021	1,134
Thereafter	1,050

Total	87,361
Less: current portion	1,804

Long-term portion(1)	$85,557

(1)	Includes approximately $304,000 of unamortized debt issuance cost.

9.    Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of obligations. As of March 31, 2016, the German defined benefit plan was completely unfunded and we accrued for its obligations. The measurement date for the projected benefit obligations and the plan assets is March 31. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2016	2015	2014
Service cost	$101	$104	$108
Interest cost on projected benefit obligation	1,450	1,803	1,886
Expected return on plan assets	(1,721)	(1,910)	(1,685)
Recognized actuarial loss	438	179	236

Net periodic pension expense	$268	$176	$545

Net Amount Recognized (in thousands)

	Year Ended March 31,
	2016	2015
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$47,346	$44,558
Service cost	101	104
Interest cost	1,450	1,803
Actuarial (gain) loss	(1,549)	9,036
Benefits paid	(1,830)	(1,467)
Foreign currency adjustment	(497)	(6,688)

Projected benefit obligation at year end	$45,021	$47,346

Change in plan assets
Fair value of plan assets at the beginning of the year	$30,114	$29,013
Actual return (loss) on plan assets	(156)	4,306
Employer contribution	1,009	1,089
Benefits paid from assets	(1,388)	(970)
Foreign currency adjustment	(865)	(3,324)

Plan assets at fair value at year end	$28,714	$30,114

Unfunded status of the plan at year end	$16,307	$17,232

Pension liability recognized on the balance sheet due after one year	$16,307	$17,232
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$45,021	$47,346
Accumulated benefit obligation at year end	$44,509	$46,695
Plan assets at fair value at year end	$28,714	$30,114
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss, before tax	$(12,140)	$(12,354)

Amount recognized as component of stockholders’ equity — pretax	$(12,140)	$(12,354)

Accumulated benefit obligation at year end	$44,509	$46,695

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year End March 31,
	2016	2015
Discount rate	1.9-4.6%	1.8-4.8%
Expected long term rate of return on assets	4.4-7.0%	5.6-7.0%
Salary scale	5.0%	6.0%

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of March 31, 2016 and 2015, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	March 31, 2016				March 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash funds	$121	$—	$—	$121	$2,588	$—	$—	$2,588
Currency contracts	—	—	—	—	—	(30)	—	(30)
Equity	351	—	—	351	19,997	652	7	20,656
Fixed interest	1,225	96	—	1,321	861	5,887	1	6,749
Mutual Funds	13,527	13,394	—	26,921	—	—	—	—
Mortgage backed securities	—	—	—	—	—	16	—	16
Swaps and other	—	—	—	—	2	133	—	135

Total	$15,224	$13,490	$—	$28,714	$23,448	$6,658	$8	$30,114

During the quarter ended March 31, 2016, approximately $5.1 million of Level 2 fixed interest assets were transferred to level 1 as the prices used for those highly liquid government debt securities were sufficiently close to a binding quote price. We recognized the transfer at March 31, 2016.

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2017 includes amortization of actuarial loss of $397,000. Approximately 72% of the accrued pension liability relates to the German plan and 26% to the United Kingdom plan. The accrued pension liability related to the Philippine plan is immaterial.

The investment policies and strategies for the United Kingdom plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the United Kingdom are held in pooled investment funds operated by Fidelity Worldwide Investments. Our plan assets do not include direct holdings of our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. At March 31, 2016, approximately 50% of the assets of the United Kingdom fund were invested in diversified growth fund, which may invest in securities, collective investment schemes, money market instruments, cash and deposits, while 50% were in debt securities. The investments in debt securities are made in government instruments and investment grade corporate bonds. The target allocation of the United Kingdom plan assets that we control is 75% equity securities and 25% fixed income instruments. This objective has not been achieved due to the relative investment return of the two asset classes.

The German plan was held by a separate legal entity. As of March 31, 2016, the German defined benefit plan was completely unfunded.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. At

March 31, 2016, approximately 74% of the assets of the fund were invested in fixed income securities, 20% in equity securities and 6% in cash. The target allocation for the Philippine fund was 75% to fixed income securities, 20% to equities and 5% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $1.1 million in the fiscal year ending March 31, 2017. This contribution is primary contractual.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2017	$1,597
March 31, 2018	1,625
March 31, 2019	1,774
March 31, 2020	1,815
March 31, 2021	1,842
Five fiscal years ended March 31, 2026	10,069

Total benefit payments for the ten fiscal years ended March 31, 2026	$18,722

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

The 1999 Equity Incentive Plan

Prior to May 2009, stock options were granted under the 1999 Equity Incentive Plan, or the 1999 Plan, for not less than 85% of fair market value at the time of grant. Once granted, the options expire ten years from the date of grant. Options granted to employees under the 1999 Equity Incentive Plan typically vested over four years. The 1999 Plan expired in May 2009 and no additional grants may be made thereunder.

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the year ended March 31, 2016, there were 97,274 shares purchased under the Purchase Plan, leaving approximately 240,241 shares available for purchase under the Purchase Plan in the future.

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

The following table summarizes the effects of share-based compensation expenses recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands):

	Year Ended March 31,
Statement of Operations Classifications	2016	2015	2014
Cost of goods sold	$488	$433	$457
Research, development and engineering(1)	1,272	814	978
Selling, general and administrative	1,832	1,620	1,350

Stock-based compensation effect on income before taxes	3,592	2,867	2,785
Benefit from income taxes	660	1,009	1,071

Net stock-based compensation effects on net income	$2,932	$1,858	$1,714

(1)	Includes acquisition-related compensation expenses of $249,000 during fiscal 2016.

As of March 31, 2016, there were $6.6 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The weighted average estimated values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during fiscal 2016, 2015 and 2014, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Weighted average estimated per share fair value of grant	$4.83	$5.54	$5.31	$3.33	$2.90	$2.75
Risk-free interest rate	1.8%	1.8%	1.8%	0.1%	0.1%	0.1%
Expected term in years	6.45	6.25	6.05	0.50	0.50	0.50
Volatility	44.9%	52.2%	54.9%	39.8%	36.9%	37.0%
Dividend yield(1)	1.2%	1.0%	1.0%	1.1%	1.1%	0%

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

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2016.

Stock compensation activity under our equity incentive plans for fiscal 2016, 2015 and 2014 is summarized below:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share
		Number of Shares(1)	Intrinsic Value(2)
			(000)
Balances, March 31, 2013	451,713	5,327,473	$4,273	$10.04
New shares authorized(3)	2,000,000	—
Plan authorization expired	(47,963)	—
Options granted	(515,000)	515,000		$10.63
Options exercised	—	(572,338)	$1,695	$8.72
Options cancelled	24,000	(34,000)		$11.42
Options expired	17,500	(34,500)		$12.62

Balances, March 31, 2014	1,930,250	5,201,635	$8,658	$10.22
Options granted	(249,000)	249,000		$11.83
Options exercised	—	(339,374)	$1,310	$8.62
Options cancelled	39,750	(94,250)		$11.46
Options expired	26,000	(74,500)		$11.17

Balances, March 31, 2015	1,747,000	4,942,511	$10,831	$10.37
Options granted	(1,124,000)	1,124,000		$11.72
Options exercised	—	(382,826)	$1,551	$9.02
Options cancelled	14,500	(14,500)		$11.31
Options expired	—	(434,788)		$14.68

Balances, March 31, 2016	637,500	5,234,397	$6,456	$10.40

(1)	The number of stock options exercised includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $11.22 per share, the closing price of our stock on March 31, 2016 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(3)	On August 30, 2013, our stockholders approved the 2013 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options.

The following table summarizes information about stock options outstanding at March 31, 2016:

Options Outstanding				Options Exercisable

Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - $ 7.75	819,897	2.6	$6.63	819,897	$6.63
$ 7.76 - $10.00	1,223,500	4.8	$9.33	1,017,750	$9.29
$10.01 - $12.50	2,448,000	6.6	$11.42	1,331,916	$11.52
$12.51 - $13.37	743,000	6.1	$12.96	450,000	$12.69

$ 5.01 - $13.37	5,234,397	5.5	$10.40	3,619,563	$9.93

Of the 5,234,397 options outstanding, 3,619,563 were exercisable on March 31, 2016 at a weighted average exercise price of $9.93 per share, with an intrinsic value of $6.0 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2016 was 5.5 years and 4 years, respectively. The fair value of options that vested during the year ended March 31, 2016 was $2.8 million.

11.    Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2013	$2,982	$60	$(6,135)	$(3,093)
Other comprehensive income before reclassifications	7,553	361	89	8,003
Net losses (gains) reclassified from accumulated other comprehensive income (loss)	—	(96)	215	119

Net current period other comprehensive income	7,553	265	304	8,122

Balance as of March 31, 2014	10,535	325	(5,831)	5,029
Other comprehensive loss before reclassifications	(24,112)	(1,536)	(3,830)	(29,478)
Net losses reclassified from accumulated other comprehensive income (loss)	—	1,218	143	1,361

Net current period other comprehensive loss	(24,112)	(318)	(3,687)	(28,117)

Balance as of March 31, 2015	(13,577)	7	(9,518)	(23,088)
Other comprehensive income (loss) before reclassifications	2,938	(362)	(71)	2,505
Net losses reclassified from accumulated other comprehensive income (loss)	—	273	44	317

Net current period other comprehensive income (loss)	2,938	(89)	(27)	2,822

Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)

The amounts reclassified out of accumulated other comprehensive income (loss) for the fiscal year 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Impacted Line Item on Consolidated Statements of Operations
Net gain (loss) on sales of investments	$(1)	$30	$155	Other income (expense), net
Impairment of marketable securities	(454)	(1,903)	(7)	Other income (expense), net
Recognized actuarial loss	(437)	(179)	(236)	Cost of goods sold

Subtotal	(892)	(2,052)	(88)	Income before income tax provision

Tax impact	575	691	(31)	Provision for income tax

Total reclassifications for the year	$(317)	$(1,361)	$(119)	Net income

12.    Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2016	2015	2014
Net income	$14,741	$23,740	$6,046

Weighted average shares — basic	31,579	31,531	31,146

Weighted average shares — diluted	32,381	32,239	31,916

Net income per share — basic	$0.47	$0.75	$0.19

Net income per share — diluted	$0.46	$0.74	$0.19

Diluted weighted average shares include approximately 802,000, 708,000 and 770,000 common equivalent shares from stock options for fiscal 2016, 2015 and 2014, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. In fiscal 2016, 2015 and 2014, there were outstanding options to purchase 1,943,420, 2,357,772 and 2,483,106 shares, respectively, at weighted average exercise prices of $12.02, $12.24 and $11.93 per share, respectively, that were not included in the computation of dilutive net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

13.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2016, 2015 and 2014, we recorded revenues of $1.5 million, $1.8 million and $2.1 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2016, 2015 and 2014, we purchased $3.4 million, $4.0 million and $5.2 million, respectively, of products from Powersem. At March 31, 2016 and 2015, the accounts receivable balances from our sales to Powersem were $99,000 and $82,000, respectively. The accounts payable balances to Powersem, as of March 31, 2016 and 2015, were $63,000 and $115,000, respectively. The carrying values at March 31, 2016 and March 31, 2015 were $2.5 million and $2.6 million, respectively.

We own 20% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal 2016, 2015 and 2014, EB Tech rendered processing services totaling approximately $378,000, $278,000 and $211,000, respectively, to our company. As of March 31, 2016 and 2015, our accounts payable balances to EB Tech were $26,000 and $23,000, respectively. There was no accounts payable balance due to EB Tech as of March 31, 2014. The carrying values at March 31, 2016 and at March 31, 2015 were $2.7 million.

On December 12, 2014, we acquired 24.3% of the outstanding common shares of ATEC, a supplier located in the Philippines that provides assembly and test services. The investment is accounted for by the equity method. In fiscal 2016 and 2015, ATEC rendered assembly and test services totaling approximately $8.0 million and $2.0 million to our company, respectively. As of March 31, 2016 and 2015, the accounts payable balances to ATEC were $737,000 and $632,000, respectively. The carrying values at March 31, 2016 and at March 31, 2015 were $5.7 million.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2016.

14.    Employee Savings and Retirement Plans

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2016, 2015 and 2014, we contributed $616,000, $615,000 and $620,000, respectively.

IXYS UK also has a defined contribution plan, known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute up to 4.5% of the pensionable salary. IXYS UK contributes up to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2016, 2015 and 2014, IXYS UK contributed $278,000, $287,000 and $313,000, respectively.

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

Our net revenues by major geographic areas (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
United States	$75,994	$85,314	$89,734
Europe and the Middle East
France	9,076	7,917	5,554
Germany	33,215	32,866	34,423
Hungary	2,082	2,571	3,620
Italy	4,328	4,645	4,506
Netherlands	3,608	2,315	2,080
Russia	4,755	5,051	2,821
Sweden	2,155	4,460	4,938
Switzerland	2,789	2,569	3,714
Turkey	2,376	2,658	2,323
United Kingdom	13,502	19,832	19,524
Other	14,437	15,223	15,546
Asia Pacific
China	79,575	83,597	83,849
Indonesia	2,128	3,224	1,914
Japan	9,271	8,469	6,740
Korea	23,215	22,371	19,466
Malaysia	4,662	5,580	3,766
Singapore	12,353	11,694	11,838
Taiwan	3,151	2,688	2,962
Thailand	3,904	4,300	3,031
Other	2,083	1,143	2,075
Rest of the World
India	4,293	5,163	5,245
Other	4,257	5,117	6,661

Total	$317,209	$338,767	$336,330

The following table sets forth net revenues for each of our product groups fiscal 2016, 2015 and 2014 (in thousands):

	Year Ended March 31,
	2016	2015	2014
Power semiconductors	$213,347	$219,445	$222,813
Integrated circuits	84,078	95,547	91,189
Systems and RF power semiconductors	19,784	23,775	22,328

Total	$317,209	$338,767	$336,330

In fiscal 2016, 2015 and 2014, one distributor accounted for 12.2%, 10.2% and 10.8% of our net revenues, respectively. In fiscal 2015, another distributor accounted for 10.5% of our net revenues.

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany, IXYS UK in the United Kingdom and IXYS Semiconductor BV in The Netherlands. The following table summarizes the net revenues, net income and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2016	2015	2014
Net revenues:
Foreign	$159,984	$188,964	$167,428
Domestic	157,225	149,803	168,902

	$317,209	$338,767	$336,330

Net income:
Foreign	$11,039	$21,379	$4,087
Domestic	3,702	2,361	1,959

	$14,741	$23,740	$6,046

	Year Ended March 31,
	2016	2015	2014
Property, plant and equipment, net:
United States	$26,792	$27,740	$27,287
Germany	14,506	13,228	21,697
Other countries	1,325	1,577	1,585

Total property, plant and equipment	$42,623	$42,545	$50,569

16.    Income Taxes

During the fiscal year ended March 31, 2016, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. We recorded a reversal of a deferred tax asset that was overstated in the amount of $2.3 million in the financial statements for the fiscal year ended March 31, 2012, as well as the balance sheets for the fiscal years thereafter and the interim periods within those years and through September 30, 2015. This adjustment was partially offset by a reduction of $893,000 of tax expense relating to an overstatement in income tax reserves for the financial statements for the fiscal year ended March 31, 2015 and in the balance sheets of the interim periods in the current year through September 30, 2015. The out-of-period adjustments did not have any impact on our cash flow statements in any of the reporting periods. We believe that these out-of-period adjustments are not material to our financial statements for the relevant years, including our current fiscal year.

Income before income tax consists of the following (in thousands):

	Year Ended March 31,
	2016	2015	2014
Domestic	$9,030	$3,390	$7,104
International	14,459	27,040	6,355

	$23,489	$30,430	$13,459

Our provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2016	2015	2014
Current:
Federal	$1,418	$201	$4,804
State	126	83	73
Foreign	3,436	5,066	3,087

	4,980	5,350	7,964

Deferred:
Federal	3,554	945	183
State	189	20	86
Foreign	25	375	(820)

	3,768	1,340	(551)

Total income tax provision	$8,748	$6,690	$7,413

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Year Ended March 31,
	2016	2015	2014
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	1	1	1
Expense (benefit) of lower-tax foreign jurisdictions	(10)	(15)	—
Research and development tax credits	(3)	(1)	(1)
Valuation allowance	3	—	2
Permanent items	(5)	—	3
Tax reserves	—	—	2
Tax asset write-off	10	—	—
Tax assessment	—	—	1
Foreign income	6	2	12

Effective tax provision rate	37	22	55

The significant components of net deferred income tax assets are as follows (in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Reserves and allowances	$6,018	$5,612
Other liabilities and accruals	6,176	5,929
Depreciable assets	83	2,951
Net operating loss carryforward	11,675	13,993
Share-based compensation	5,098	4,971
Credits carryforward	2,440	2,403

Total deferred tax assets	31,490	35,859

Less: Valuation allowance and other reserves	(3,466)	(3,902)

Net deferred tax asset	$28,024	$31,957

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2016, we recorded certain adjustments on valuation allowances, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

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

In aggregate, the valuation allowance in fiscal 2016 decreased by $436,000 as compared to fiscal 2015, while it increased by $32,000 in fiscal 2015 when compared to fiscal 2014. The decrease in fiscal 2016 was primarily related to net operating losses that expired.

At March 31, 2016, we had U.S. net operating loss carryforwards of approximately $27.8 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2017 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards include stock option deductions arising from our equity incentive plans. As of March 31, 2016 we had net operating loss carryforwards for foreign income tax purposes of approximately $17.1 million with a corresponding valuation allowance of $13.2 million.

At the end of fiscal 2016, we had $6.9 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized. The $6.9 million has been classified under “Other long term liabilities” on our consolidated balance sheet. Our liability for unrecognized tax benefits decreased by $6,000 from the prior year, principally due to release of $772,000 in reserves due to the lapse of statutes of limitation. This was partially offset by an increase in current year adjustments of $766,000. We do not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $1.5 million of accrued interest and penalties at March 31, 2016, which included $488,000 of interest and penalties accrued for the year ended March 31, 2016.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of March 31, 2013	$6,736
Lapse of statute of limitations	(941)
Increases in balances related to tax positions taken during prior periods	499
Increases in balances related to tax positions taken during the current period	684

Balance as of March 31, 2014	6,978
Lapse of statute of limitations	(3,070)
Increases in balances related to tax positions taken during prior periods	213
Increases in balances related to tax positions taken during the current period	2,831

Balance as of March 31, 2015	6,952
Lapse of statute of limitations	(772)
Increases in balances related to tax positions taken during prior periods	129
Increases in balances related to tax positions taken during the current period	637

Balance as of March 31, 2016	$6,946

In addition to the above uncertain tax positions, we also had uncertain tax positions related to the realizability of net operating losses at certain foreign jurisdictions aggregating to $4.1 million at March 31, 2016 and at March 31, 2015.

As of March 31, 2016, U.S. income taxes were not provided for on a cumulative total of approximately $124.9 million of undistributed earnings for certain foreign subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

The Protecting Americans from Tax Hikes Act of 2015, or the Act, was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, a permanent extension of the U.S. federal research tax credit. The Company’s tax provision for fiscal 2016 reflects the benefit of the U.S. federal research credit.

17.    Commitments and Contingencies

Commitments

We rent certain of our facilities under operating leases expiring through fiscal 2023. Future operating leases and commitments for the purchase of inventory and property and equipment are as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases	Other Purchase Obligations
2017	$1,385	$24,489
2018	1,156	845
2019	980	—
2020	779	—
2021	565	—
Thereafter	519	—

Total minimum payments	$5,384	$25,334

Rent expense for fiscal years ended March 31, 2016, 2015 and 2014 amounted to $1.6 million, $1.4 million and $1.4 million, respectively.

As of March 31, 2016 and 2015, we had cash deposits with financial institutions of $277,000 and $266,000, respectively, which were restricted as to use and represent funds segregated for pension payments in Germany. These balances are included in restricted cash on our balance sheets.

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

However, borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit. At March 31, 2016, the outstanding principal under the credit agreement was $80.0 million. See Note 8, “Borrowing and Installment Payment Arrangements” for further information regarding the terms of the credit agreement.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2016. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Fiscal Year Ended March 31, 2016

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net revenues	$79,772	$75,133	$80,257	$82,047
Gross profit	24,115	24,029	26,012	25,602
Operating income	6,834	6,262	7,033	5,704
Net income(1)	$6,197	$2,286	$3,273	$2,985
Net income per share — basic(2)	$0.20	$0.07	$0.10	$0.09
Net income per share — diluted(2)	$0.19	$0.07	$0.10	$0.09
Weighted average shares used in per share calculation
Basic	31,441	31,487	31,651	31,746
Diluted	32,076	32,343	32,380	32,733

Fiscal Year Ended March 31, 2015

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net revenues	$82,926	$81,326	$86,435	$88,080
Gross profit	25,280	25,515	26,170	25,000
Operating income	7,525	7,616	7,090	5,279
Net income	$7,796	$6,622	$5,747	$3,575
Net income per share — basic(2)	$0.25	$0.21	$0.18	$0.11
Net income per share — diluted(2)	$0.24	$0.21	$0.18	$0.11
Weighted average shares used in per share calculation
Basic	31,663	31,585	31,499	31,379
Diluted	32,413	32,231	32,235	32,075

(1)	During the fiscal year ended March 31, 2016, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of an out-of-period adjustment during the quarter ended December 31, 2015.

(2)	The sum of the four quarterly calculations of net income per share are not equal to the annual net income per share due to the use of quarterly weighted average shares used to determine the quarterly net income per share as compared to the annual weighted average shares used to determine the annual net income per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2016. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officer and the Chief Financial Officer considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013), which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2016, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 and our report dated June 8, 2016 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Francisco, California

June 8, 2016

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016, or our 2016 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2016 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2016 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2016 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers (filed on June 11, 2015 as Exhibit 2.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on March 17, 2015 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.3*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.4*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.5*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.6*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.7*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.8*	Sixth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Third Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.12*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.15*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.16*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.20	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.21	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.22	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.30 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.31 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.24	Revolving Credit Agreement dated as of November 20, 2015 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on November 24, 2015 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.25	Contingent Collateral Agreement dated as of November 20, 2015 among IXYS Corporation, IXYS USA, Inc., IXYS Integrated Circuits Division Inc., IXYS Long Beach, Inc., Zilog, Inc. and Bank of the West, as Administrative Agent for the Lenders (filed on November 24, 2015 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 8, 2016

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

Signature	Title	Date

/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 8, 2016

/s/ Uzi Sasson Uzi Sasson	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	June 8, 2016

/s/ Donald L. Feucht Donald L. Feucht	Director	June 8, 2016

/s/ Samuel Kory Samuel Kory	Director	June 8, 2016

/s/ S. Joon Lee S. Joon Lee	Director	June 8, 2016

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 8, 2016

/s/ James M. Thorburn James M. Thorburn	Director	June 8, 2016

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 8, 2016

Exhibit Index

Exhibit	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers (filed on June 11, 2015 as Exhibit 2.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on March 17, 2015 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.3*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.4*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.5*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.6*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.7*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Sixth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Third Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.12*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.15*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit	Title
10.16*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.20	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.21	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.22	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.30 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.23	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.31 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herin by reference).
10.24	Revolving Credit Agreement dated as of November 20, 2015 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on November 24, 2015 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.25	Contingent Collateral Agreement dated as of November 20, 2015 among IXYS Corporation, IXYS USA, Inc., IXYS Integrated Circuits Division Inc., IXYS Long Beach, Inc., Zilog, Inc. and Bank of the West, as Administrative Agent for the Lenders (filed on November 24, 2015 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.