Form 10-Q
period 2016-06-30
IXYS CORP /DE/
filed 2016-08-02
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 26, 2016 was 31,458,652.

IXYS CORPORATION

FORM 10-Q

June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$151,393	$155,806
Restricted cash	272	277
Accounts receivable, net	41,063	38,440
Inventories	85,656	89,604
Prepaid expenses and other current assets	4,028	4,203

Total current assets	282,412	288,330
Property, plant and equipment, net	44,325	42,623
Intangible assets, net	6,590	7,607
Goodwill	42,313	42,355
Deferred income taxes	27,825	28,024
Other assets	14,171	13,762

Total assets	$417,636	$422,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	1,076	1,804
Accounts payable	12,272	11,416
Accrued expenses and other current liabilities	23,575	21,290

Total current liabilities	36,923	34,510
Long term loans, net of current portion	77,940	85,253
Pension liabilities	15,620	16,307
Other long term liabilities	7,197	7,336

Total liabilities	137,680	143,406

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,269,389 issued and 31,458,652 outstanding at June 30, 2016 and 38,214,158 issued and 31,375,524 outstanding at March 31, 2016	383	382
Additional paid-in capital	215,354	214,045
Treasury stock, at cost: 6,810,737 common shares at June 30, 2016 and 6,838,634 common shares at March 31, 2016	(61,592)	(61,845)
Retained earnings	148,727	146,979
Accumulated other comprehensive loss	(22,916)	(20,266)

Total stockholders’ equity	279,956	279,295

Total liabilities and stockholders’ equity	$417,636	$422,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2016	2015
Net revenues	$80,638	$82,047
Cost of goods sold	56,644	56,445

Gross profit	23,994	25,602

Operating expenses:
Research, development and engineering	7,910	7,683
Selling, general and administrative	10,038	10,636
Amortization of acquisition-related intangible assets	1,017	1,579

Total operating expenses	18,965	19,898

Operating income	5,029	5,704
Other income (expense):
Interest income	62	47
Interest expense	(635)	(314)
Other income (expense), net	815	(790)

Income before income tax provision	5,271	4,647
Provision for income tax	(2,252)	(1,662)

Net income	$3,019	$2,985

Net income per share:
Basic	$0.10	$0.09

Diluted	$0.09	$0.09

Cash dividends per common share	$0.040	$0.035

Weighted average shares used in per share calculation:
Basic	31,401	31,746

Diluted	32,001	32,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,
	2016	2015
Net income	$3,019	$2,985
Foreign currency translation adjustments	(2,825)	2,692
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax of $45 and $(78)	85	(117)
Reclassification adjustment for net losses (gains) realized in net income, net of tax of $61	90	—

Net change in market value of investments	175	(117)

Total comprehensive income (loss)	$369	$5,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,019	$2,985
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,832	3,784
Provision for receivable allowances	1,610	1,407
Net change in inventory provision	425	300
Stock-based compensation	855	739
Loss (gain) on investments	(169)	147
Foreign currency adjustments on intercompany amounts and other non-cash items	(111)	248
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(4,652)	(630)
Inventories	2,083	611
Prepaid expenses and other current assets	130	(779)
Accounts payable	559	609
Accrued expenses and other liabilities	1,113	329
Pension liabilities	(198)	(301)

Net cash provided by operating activities	7,496	9,449

Cash flows from investing activities:
Change in restricted cash	5	(5)
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	—	(14,571)
Purchases of plant and equipment	(3,477)	(3,696)

Net cash used in investing activities	(3,472)	(18,272)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(321)
Repayments of loans and notes payable	(7,970)	(449)
Proceeds from loans	—	3,317
Proceeds from employee equity plans	694	2,468

Net cash provided by (used in) financing activities	(7,276)	5,015

Effect of exchange rate fluctuations on cash and cash equivalents	(1,161)	860

Net decrease in cash and cash equivalents	(4,413)	(2,948)
Cash and cash equivalents at beginning of period	155,806	121,164

Cash and cash equivalents at end of period	$151,393	$118,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult judgments include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed consolidated balance sheet as of March 31, 2016 has been derived from our audited consolidated balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, or fiscal 2016, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Our fiscal years end March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ending on March 31 of such numerically identified year.

2. Recent Accounting Pronouncements and Accounting Changes

In May 2014, Financial Accounting Standards Board, or FASB, issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the entity satisfies a performance obligation. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is prohibited for annual periods commencing before December 15, 2016. Different transition methods are available — full retrospective method, retrospective with certain practical expedients, and a modified retrospective (cumulative effect) approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements including selection of the transition method.

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

In April 2016, FASB issued an amended guidance to clarify the following two aspects relating revenue recognition: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligation in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. The amendments include implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property. The amendments are intended to improve the operability and understandability of the licensing implementation guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements relating to the new revenue recognition standard. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

In May 2016, FASB issued an amended guidance on the topic of revenue from contracts with customers which would affect the narrow aspects of Topic 606, including assessing the collectibility criterion and accounting for contracts that do not meet the criteria for identifying the contracts with a customer, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements relating to the new revenue recognition standard. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

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

In January 2016, the FASB issued authoritative guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification, or ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In June 2016, FASB issued amended guidance which replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect financial assets and net investment in leases that are not accounted for at fair value through net income. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse, for a total consideration of $15.7 million. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a complementary product portfolio to our product lines. The consideration included cash consideration paid at closing of $14.7 million and $1.0 million related to an adjustment to eliminate debt owed to us for funds advanced prior to closing. The acquisition also included potential earnout payments aggregating up to $6.0 million payable over three years based on certain financial thresholds related to net revenues, gross profit and net income in calendar years 2015, 2016 and 2017. Based on our valuation, the fair value of the liability for the earnout payment was estimated to be nil as of June 30, 2016 and March 31, 2016. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs during fiscal 2016.

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

Identifiable intangible assets consisted of developed intellectual property, in-process research and development expenses, customer relationships, and contract backlog. The value reflected in the table represents the purchase price allocation. The valuation of the acquired intangibles was classified as a level 3 measurement under the fair value measurement guidance because the valuation was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. We did not recognize any liability with respect to the contingent consideration based upon our analysis.

Identified intangible assets resulting from the RadioPulse acquisition consisted of the following (in thousands):

			Estimated
	Fair Value	Amortization	Useful Life
	(In thousands)	Method	(In months)
		(unaudited)
Developed intellectual property	$1,005	Accelerated	60
In-process research and development expenses (1)	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total	$2,867

(1)	Amortization starts after the completion of the research and development activities of the related projects.

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

Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2016 and March 31, 2016 (in thousands):

	June 30, 2016 (1)			March 31, 2016 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Assets
Money market funds (2)	$89,440	$89,440	$—	$115,974	$115,974	$—
Marketable equity securities (3)	1,879	1,879	—	1,749	1,749	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total Assets Measured at Fair Value	$91,669	$91,319	$350	$118,073	$117,723	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized an other than temporary impairment loss of $151,000 and $0 in marketable equity securities during the three months ended June 30, 2016 and June 30, 2015 respectively.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates. The fair values of these instruments are recorded on the balance sheets. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. We held no derivative instruments at June 30, 2016 and March 31, 2016.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs including historical redemptions received from the ARPS issuers. Our ARPS have credit ratings of A+, are 100% collateralized and continue to pay interest in accordance with their contractual terms. Additionally, the collateralized asset value ranges exceed the value of our ARPS by approximately 200 percent. Accordingly, the remaining ARPS balance was categorized as Level 2 for fair value measurement in accordance with the authoritative guidance provided by FASB and was recorded at full par value on the unaudited condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016. We currently believe that the ARPS values are not impaired and as such, no impairment has been recognized against the investment. If future auctions fail to materialize and the credit rating of the issuers deteriorates, we may be required to record an impairment charge against the value of our ARPS.

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

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $79.0 million and $87.1 million as of June 30, 2016 and March 31, 2016, respectively. Our debt is categorized as Level 2 for fair value measurement. Our pension liabilities, net of plan assets approximated fair value. See Note 10, “Pension Plans” for a discussion of pension liabilities.

The fair value of contingent consideration for a business acquisition is classified as Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2016	March 31, 2016
	(unaudited)
Accounts receivable, gross	$43,751	$41,219
Allowances	(2,688)	(2,779)

Accounts receivable, net	$41,063	$38,440

6. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2016	March 31, 2016
	(unaudited)
Marketable equity securities	$1,879	$1,749
Auction rate preferred securities	350	350
Long-term equity method investments	11,250	10,977
Other items	692	686

Total	$14,171	$13,762

7. Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	March 31, 2016
	(unaudited)
Raw materials	$18,252	$18,269
Work in process	40,285	41,549
Finished goods	27,119	29,786

Total	$85,656	$89,604

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2016	2016
	(unaudited)
Uninvoiced goods and services	$11,152	$8,824
Compensation and benefits	7,204	7,540
Income taxes	2,690	2,066
Commissions, royalties and other	2,529	2,860

Total	$23,575	$21,290

9. Borrowing Arrangements

Revolving Credit Agreement

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million. The agent for the banks is Bank of the West, or BOTW. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized pursuant to a Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interest for the benefit of the banks in the event of a loan default. The Revolving Credit Agreement expires on November 20, 2017.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of June 30, 2016 was 2.56%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage. In relation to the execution of the credit agreement, we incurred loan costs that were deferred and reduced our “Long term loans, net of current portion” on our unaudited consolidated balance sheets. Those costs are being amortized over the two-year life of the credit agreement. The unamortized balance at June 30, 2016 and March 31, 2016 was $257,000 and $304,000, respectively.

The terms of the facility impose restrictions on the company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2016, we complied with all of these financial covenants.

At June 30, 2016 and March 31, 2016, the outstanding principal balances under the credit agreement were $73.0 million and $80.0 million, respectively.

The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB Deutsche Industriebank, or IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $258,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2016. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At June 30, 2016, the outstanding principal balance was €5.3 million, or about $5.9 million. At March 31, 2016, the outstanding principal balance was €5.6 million, or about $6.3 million.

Loans Assumed from Business Acquisitions

Our outstanding balances relating to loans assumed upon business acquisitions at June 30, 2016 and March 31, 2016 were $344,000 and $1.1 million, respectively. These loans consisted of certain short-term facilities from financial institutions and loans from government agencies to support research and development activities.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees, and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The measurement date for projected benefit obligations and plan assets is March 31. As of June 30, 2016, the German defined benefit plan was completely unfunded and we accrued for its obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2017.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2016	2015
	(unaudited)
Service cost	$28	$26
Interest cost on projected benefit obligation	352	368
Expected return on plan assets	(323)	(438)
Recognized actuarial loss	48	45

Net periodic pension expense	$105	$1

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of June 30, 2016 and March 31, 2016, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	June 30, 2016			March 31, 2016
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
	(unaudited)			(unaudited)
Cash and cash funds	$17	$—	$17	$121	$—	$121
Equity	398	—	398	351	—	351
Fixed interest	1,326	94	1,420	1,225	96	1,321
Mutual funds	13,156	13,203	26,359	13,527	13,394	26,921

Total	$14,897	$13,297	$28,194	$15,224	$13,490	$28,714

11. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2009 Equity Incentive Plan, the 2011 Equity Incentive Plan, and the 2013 Equity Incentive Plan

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

The 2016 Equity Incentive Plan

On June 9, 2016, the Board of Directors approved the adoption of the 2016 Equity Incentive Plan, or the 2016 Plan, under which 2,000,000 shares of the common stock will be reserved for the grant of stock options and other equity incentives. As of June 30, 2016, the 2016 Plan is subject to our stockholders’ approval.

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the three months ended June 30, 2016, there were 55,231 shares purchased under the Purchase Plan, leaving approximately 185,010 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Statement of Operations Classifications	2016	2015
	(unaudited)
Cost of goods sold	$100	$122
Research, development and engineering (1)	303	460
Selling, general and administrative expenses	452	406

Stock-based compensation effect in income before taxes	855	988
Provision for income taxes (2)	342	346

Net stock-based compensation effects in net income	$513	$642

(1)	Includes acquisition related compensation expenses of $249,000 during the quarter ended June 30, 2015.
(2)	Calculated at the U.S. statutory income tax rate of 40% in fiscal 2017 and 35% in fiscal 2016.

During the three months ended June 30, 2016, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2016, approximately $6.8 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2016 and 2015, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$3.96	$6.32	$3.94	$3.15
Risk-free interest rate	1.4%	2.0%	0.26%	0.1%
Expected term in years	6.41	6.75	1.00	1.00
Volatility	41.0%	50.7%	42.9%	33.7%
Dividend yield	1.41%	1.01%	1.42%	1.11%

Activity with respect to outstanding stock options for the three months ended June 30, 2016 was as follows:

		Weighted Average
	Number of	Exercise Price	Intrinsic Value (000) (1)
	Shares	Per Share
		(unaudited)
Balance at March 31, 2016	5,234,397	$10.40
Options granted	222,000	$10.97
Options exercised	(27,897)	$6.53	$130
Options expired	(5,000)	$9.73

Balance at June 30, 2016	5,423,500	$10.44

Exercisable at June 30, 2016	3,684,916	$10.03
Exercisable at March 31, 2016	3,619,563	$9.93

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)
Other comprehensive income (loss) before reclassifications	(2,825)	85	—	(2,740)
Net loss reclassified from accumulated other comprehensive income (loss)	—	90	—	90

Net current period other comprehensive income (loss)	(2,825)	175	—	(2,650)

Balance as of June 30, 2016	$(13,464)	$93	$(9,545)	$(22,916)

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	2,692	(117)	—	2,575

Net current period other comprehensive income (loss)	2,692	(117)	—	2,575

Balance as of June 30, 2015	$(10,885)	$(110)	$(9,518)	$(20,513)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015 are as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended June 30,
	2016	2015
	(unaudited)
Impairment of marketable securities	(151)	—	Other income (expense), net

Subtotal	(151)	—	Income before income tax provision
Tax impact	61	—	Provision for income tax

Total reclassifications for the period	$(90)	$—	Net income

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2016	2015
	(unaudited)
Net income	$3,019	$2,985

Weighted average shares—basic	31,401	31,746

Weighted average shares—diluted	32,001	32,733

Net income per share—basic	$0.10	$0.09

Net income per share—diluted	$0.09	$0.09

Diluted weighted average shares included approximately 600,000 and 987,000 common equivalent shares from stock options for the three months ended June 30, 2016 and 2015.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three months ended June 30, 2016 and 2015, there were outstanding options to purchase 2,889,670 and 868,702 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

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

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
	(unaudited)
United States	$19,501	$20,133
Europe and the Middle East
France	3,450	2,040
Germany	8,599	8,077
Italy	1,076	1,264
Netherlands	1,140	695
United Kingdom	3,627	3,220
Other	5,953	6,697
Asia Pacific
China	22,640	21,235
Japan	1,718	3,322
Korea	4,695	6,136
Malaysia	804	1,242
Singapore	3,007	3,117
Thailand	811	1,043
Other	1,747	1,484
Rest of the World
India	900	1,132
Other	970	1,210

Total	$80,638	$82,047

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
	(unaudited)
Power semiconductors	$56,479	$54,978
Integrated circuits	20,382	22,484
Systems and RF power semiconductors	3,777	4,585

Total	$80,638	$82,047

For the three months ended June 30, 2016 and 2015, one distributor accounted for 13.8% and 10.7% of our net revenues in each period, respectively. For the three months ended June 30, 2016, another distributor accounted for 10.6% of our net revenues.

15. Income Taxes

For the three months ended June 30, 2016 and 2015, we recorded income tax provisions of $2.3 million and $1.7 million, reflecting effective tax rates of 42.7% and 35.8%, respectively. Our effective tax rates for the quarters ended June 30, 2016 and 2015 were affected by non-benefitted losses incurred in certain tax jurisdictions. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

16. Commitments and Contingencies

Revolving Credit Agreement

On November 20, 2015, we entered into Revolving Credit Agreement with a syndicate of banks whose agent is BOTW for a line of credit of $125.0 million. All amounts owed under the credit agreement are due and payable on November 20, 2017. Borrowings may be repaid and re-borrowed at any time during the term of the credit agreement. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized pursuant to a Contingent Collateral Agreement under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default. The credit agreement includes a letter of credit subfacility, under which BOTW agrees to issue letters of credit of up to $10.0 million. However, borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit. During the first quarter ended June 30, 2016, we made a principal repayment of $7.0 million. At June 30, 2016, the outstanding principal under the credit agreement was $73.0 million. See Note 9, “Borrowing Arrangements” for further information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2016 and March 31, 2016.

On July 1, 2016, in connection with an income tax audit of our subsidiary in the Philippines for fiscal year ended March 31, 2010, we received a notice from the Philippine Bureau of Internal Revenue, or BIR, that they upheld an initial assessment for a deficiency of income taxes, inclusive of interest and penalties, of approximately $2.5 million. In accordance with our rights, we have filed an appeal before the Philippine Court of Tax Appeals, or CTA. While there are no assurances that we will prevail, we believe that we have a valid legal reason to challenge the BIR’s decision and that our appeal before the CTA will merit a favorable resolution. Accordingly, we have not accrued any amount for this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described elsewhere in this Form 10-Q and, in particular, in Item 1A of Part I hereof. Actual results may differ materially from the results discussed in the forward-looking statements. For a discussion of risks that could affect future results, see “Item 1A. Risk Factors.” All forward-looking statements included in this document are made as of the date hereof, based on the information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as may be required by law.

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

In the quarter ended June 30, 2016, our net revenues increased as compared to the immediately preceding quarter. Our net revenues from sales of power semiconductors increased while our net revenues from sales of ICs and systems and RF power semiconductors decreased. Comparing the same periods, sales to major application markets increased, except the industrial and commercial market. Geographically, sales to the United States and Asia Pacific region increased while sales to the Europe and Middle East regions decreased. During the quarter ended June 30, 2016, our net revenues through distribution increased while our net revenues from original equipment manufacturers, or OEMs, decreased. Our selling, general and administrative, or SG&A, expenses increased because of higher bad debt expenses. Our research, development and engineering expenses, or R&D expenses, also increased slightly. In future periods, we expect our SG&A expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. We expect our R&D expenses to fluctuate modestly in the upcoming quarters.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

We sell to distributors and original equipment manufacturers, or OEMs. Approximately 59.5% of our net revenues in the three months ended June 30, 2016 and 55.2% of our net revenues in the three months ended June 30, 2015 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for sales returns. We maintain an allowance for sales returns based on estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period, and our returns provisions have historically been reasonably accurate. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. Under the program, approximately $321,000 and $349,000 of products were returned to us in the three months ended June 30, 2016 and 2015, respectively. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

Allowance for ship and debit. Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end-customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some companies to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to a distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers and input from sales, marketing and other key management. We believe that the analysis of these inputs enables us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2016 (in thousands):

(unaudited)
Balance at March 31, 2016	$866
Additions	1,493
Deductions	(1,273)

Balance at June 30, 2016	$1,086

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This allowance is reported on the balance sheet as part of “Accounts receivable, net” and is included on the statement of operations as part of selling, general and administrative expenses. This allowance is based on historical losses and management’s estimates of future losses.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2016	$21,380
Utilization or sale	(1,040)
Scrap	(867)
Additional accrual	1,363
Foreign currency translation adjustments	(173)

Balance at June 30, 2016	$20,663

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

In addition, our inventory is also being written down to the lower of cost or market or net realizable value. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At June 30, 2016, our lower of cost or market reserve was $472,000.

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

Under the quantitative approach, there are two steps in the determination of the impairment of goodwill. The first step compares the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognizes an impairment loss to the extent the carrying value of the reporting unit’s net assets exceeds the implied fair value of goodwill. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of the reporting unit. We operate our business as one reporting unit.

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

Results of Operations — Three Months Ended June 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future periods.

	Three Months Ended June 30,
	2016	% change	2015
	(unaudited)
	(000)		(000)
Net revenues	$80,638	(1.7)	$82,047
Cost of goods sold	56,644	0.4	56,445

Gross profit	$23,994	(6.3)	$25,602

Operating expenses:
Research, development and engineering	$7,910	3.0	$7,683
Selling, general and administrative	10,038	(5.6)	10,636
Amortization of acquisition-related intangible assets	1,017	(35.6)	1,579

Total operating expenses	$18,965	(4.7)	$19,898

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues
	Three Months Ended June 30,
	2016	2015
	(unaudited)
Net revenues	100.0	100.0
Cost of goods sold	70.2	68.8

Gross profit	29.8	31.2

Operating expenses:
Research, development and engineering	9.8	9.4
Selling, general and administrative	12.4	12.9
Amortization of acquisition-related intangible assets	1.4	1.9

Total operating expenses	23.6	24.2

Operating income	6.2	7.0
Other income (expense), net	0.3	(1.3)

Income before income tax	6.5	5.7
Provision for income tax	(2.8)	(2.1)

Net income	3.7	3.6

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)	Three Months Ended June 30,
	2016	% change	2015
	(unaudited)
	(000)		(000)
Power semiconductors	$56,479	2.7	$54,978
Integrated circuits	20,382	(9.3)	22,484
Systems and RF power semiconductors	3,777	(17.6)	4,585

Total	$80,638	(1.7)	$82,047

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices	Three Months Ended June 30,
	2016	% change	2015
	(unaudited)
Power semiconductors	$1.68	(13.8)	$1.95
Integrated circuits	$0.45	4.7	$0.43
Systems and RF power semiconductors	$21.71	(34.6)	$33.22

Units	Three Months Ended June 30,
	2016	% change	2015
	(unaudited)
	(000)		(000)
Power semiconductors	33,554	19.3	28,134
Integrated circuits	44,694	(12.8)	51,235
Systems and RF power semiconductors	174	26.1	138

Total	78,422	(1.4)	79,507

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2016		2015
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)
	(000)		(000)
Europe and Middle East	$23,845	29.6	$21,993	26.8
Asia Pacific	35,422	43.9	37,579	45.8
Rest of world	1,870	2.3	2,342	2.9

International revenues	61,137	75.8	61,914	75.5
USA	19,501	24.2	20,133	24.5

Total	$80,638	100.0	$82,047	100.0

The 1.7% decrease in net revenues in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 reflected a decrease of $2.1 million, or 9.3%, in the sale of ICs and a decrease of $0.8 million, or 17.6%, in the sale of systems and RF power semiconductors, offset by an increase of $1.5 million, or 2.7%, in the sale of power semiconductors. The reduction in net revenues from ICs was primarily caused by decreased sales of microcontrollers to the consumer products market. The net revenues from the sale of systems and RF power semiconductors decreased primarily due to a decrease in net revenues from the sale of subassemblies, primarily to the industrial and commercial market. The increase in net revenues from power semiconductors was mainly due to a $1.7 million increase in the sale of metal-oxide-silicon, or MOS, products primarily to the industrial and commercial market.

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, the increases in unit shipments of power semiconductors and systems and RF power semiconductors were broad-based, except for a reduction in the shipment of IGBTs and subassemblies. For both product groups, the decreases in ASPs were primarily due to shifts in product mix, rather than changes in product prices. In the case of ICs, the reduction in units was largely the result of lower shipments of flash microcontrollers and the increase in ASPs was due to changes in product mix.

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, our sales decreased in the U.S. and Asia Pacific area and increased in the Europe and the Middle East. Comparing the same periods, our sales decreased to the industrial and commercial market and the consumer product market while our sales increased to our other major application markets.

For the three months ended June 30, 2016 and 2015, one distributor accounted for 13.8% and 10.7% of our net revenues, respectively. For the three months ended June 30, 2016, another distributor accounted for 10.6% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit decreased to $24.0 million in the three months ended June 30, 2016 from $25.6 million in the three months ended June 30, 2015. Gross profit margin decreased to 29.8% in the quarter ended June 30, 2016 from 31.2% in the quarter ended June 30, 2015. The decrease in both gross profit dollars and margins were largely because of a shift in product mix to sales of lower margin products and, to a lesser extent, because of reduced revenues.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2016 were 9.8% as compared to 9.4% for the three months ended June 30, 2015. The increase in the percentage primarily resulted from lower net revenues and higher R&D expenses, primarily due to an increase in the headcount. Expressed in dollars, for the three months ended June 30, 2016 as compared to the same period of the prior year, our R&D expenses increased by approximately $227,000, or 3.0%.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2016 were 12.4% as compared to 12.9% for the three months ended June 30, 2015. Expressed in dollars, SG&A expenses decreased by approximately $598,000, or 5.6%, in the three months ended June 30, 2016 as compared to the same period in the prior fiscal year. The decreases, both in the percentage and in dollars, were primarily due to lower selling expenses.

Amortization of Acquisition-Related Intangible Assets

For the three months ended June 30, 2016, we recorded amortization expenses on acquired intangible assets of $1.0 million as compared to $1.6 million for the same period in fiscal 2016.

Interest Expense

During the three months ended June 30, 2016, our interest expenses were $635,000 as compared to $314,000 for the three months ended June 30, 2015. The increase was primarily due to additional borrowing under the revolving loan.

Other Income (Expense), net

In the quarter ended June 30, 2016, other income, net, was $815,000 as compared to other expense, net, of $790,000 in the quarter ended June 30, 2015. The shift from other expense, net, in the three month period ended June 30, 2015 to other income, net, in the same period of fiscal 2017 was primarily related to fluctuations in foreign currency exchange rates. Other income, net, in the three months ended June 30, 2016 principally consisted of $620,000 in gains associated with changes in exchange rates for foreign currency transactions. Other expense, net in the three months ended June 30, 2015 consisted principally of $668,000 in losses associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three months ended June 30, 2016 and 2015, we recorded income tax provisions of $2.3 million and $1.7 million, reflecting effective tax rates of 42.7% and 35.8%, respectively. Our effective tax rates for quarter ended June 30, 2016 and 2015 were affected by non-benefitted losses incurred in certain tax jurisdictions. For both periods, the effective tax rates reflected estimates of annual income in domestic and foreign jurisdictions, as adjusted by certain tax items.

Liquidity and Capital Resources

At June 30, 2016, cash and cash equivalents were $151.4 million as compared to $155.8 million at March 31, 2016.

Our cash provided by operating activities for the three months ended June 30, 2016 was $7.5 million, a decrease of approximately $1.9 million as compared to the $9.4 million of cash provided by operating activities in the comparable period of the prior year. The change in our operating cash flow was primarily due to a decrease of $1.1 million in net income and total adjustments to reconcile net income, and a decrease of $804,000 in net changes in operating assets and liabilities.

The decrease in net income and total adjustments to reconcile net income was principally caused by the decrease in net revenues, depreciation and amortization expenses, foreign currency translation adjustments and net adjustments for investments. The changes in operating assets and liabilities for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 included the following: accounts receivable decreased due to lower net revenues and the timing of collection, inventory purchases decreased as a result of our efforts to reduce our inventory on hand, prepaid expenses and other current assets decreased due to the timing of payment from a subcontractor and a tax refund, while accrued expenses and other liabilities increased, primarily due to the timing of inventory receipts.

Our net cash used in investing activities for the three months ended June 30, 2016 was $3.5 million, as compared to net cash used in investing activities of $18.3 million during the three months ended June 30, 2015. During the three months ended June 30, 2016, we spent $3.5 million on the purchase of property and equipment. During the three months ended June 30, 2015, we spent $14.6 million, net of cash and cash equivalents acquired, on the acquisition of RadioPulse and $3.7 million on the purchase of property and equipment, including real estate in Germany.

For the three months ended June 30, 2016, net cash used in financing activities was $7.3 million, as compared to net cash provided by financing activities of $5.0 million in the three months ended June 30, 2015. During the three months ended June 30, 2016, we made a principal repayment of $8.0 million on loan obligations. During the three months ended June 30, 2015, we borrowed an additional €3.0 million, or about $3.3 million, and received $2.5 million from employee equity plans, offset by $770,000 used for principal repayment on capital lease and loan obligations.

At June 30, 2016, loans payable totalled $79.0 million. This represented 52.2% of our cash and cash equivalents and 28.2% of our stockholders’ equity.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB. At March 31, 2015, the outstanding principal balance was €3.5 million, or about $3.8 million. In April 2015, we replaced the loan with a new loan from IKB Deutsche Industriebank, or IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $258,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. These covenants are required to be complied with annually at March 31. We complied with all of these financial covenants at March 31, 2016. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the new agreement.

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million. The agent for the banks is Bank of the West, or BOTW. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized pursuant to Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default. The Revolving Credit Agreement expires on November 20, 2017.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of June 30, 2016 was 2.56%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

The terms of the facility impose restrictions on the Company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At June 30, 2016 we complied with these financial covenants.

At June 30, 2016, the outstanding principal balance under the credit agreement was $73.0 million. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. The total consideration may also include earnout payments aggregating up to $6.0 million and payable over three years based on its operational results in calendar years 2015, 2016, and 2017.

We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans were primarily short-term facilities from financial institutions and carried a weighted average interest rate of 4.9%. The loans were fully repaid in April 2016.

We assumed loans of approximately $723,000, related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with maturity dates varying from fiscal 2015 to fiscal 2021. As of June 30, 2016, the outstanding principal balance was approximately €310,000, or $344,000.

During the quarter ended June 30, 2016, we accrued $1.3 million for dividends to be paid in July 2016, consisting of a quarterly cash dividend of $0.04 per share. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2016 was $15.6 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, one or more acquisitions, or the inability to renew or replace our revolving line of credit in whole or in part. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at June 30, 2016. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have in the past made, and may in the future make, acquisitions of other technologies and companies. These acquisitions involve numerous risks, including:

•	failure to retain key personnel of the acquired business;

•	diversion of management’s attention during the acquisition process;

•	disruption of our ongoing business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of an acquired business;

•	the risk that we will be unable to develop or exploit acquired technologies;

•	the engineering risks inherent in transferring products from one wafer fabrication facility to another;

•	failure to successfully integrate the operations of an acquired business with our own;

•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;

•	the risks of entering new markets in which we have limited experience;

•	difficulties in expanding our information technology systems or integrating disparate information technology systems to accommodate the acquired businesses;

•	the challenges inherent in managing an increased number of employees and facilities and the need to implement appropriate policies, benefits and compliance programs;

•	customer dissatisfaction or performance problems with an acquired company’s products or personnel, or with altered sales terms or a changed distribution channel;

•	adverse effects on our relationships with suppliers;

•	the reduction in financial stability associated with the incurrence of debt or the use of a substantial portion of our available cash;

•	the costs associated with acquisitions, including amortization expenses related to intangible assets, and the integration of acquired operations;

•	assumption of known or unknown liabilities or other unanticipated events or circumstances; and

•	failure or fraud in pre-acquisition due diligence.

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

For the fiscal year ended March 31, 2016, our net revenues by region were approximately 24.0% in the United States, approximately 29.1% in Europe and the Middle East, approximately 44.2% in the Asia Pacific region and approximately 2.7% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations, particularly in the Euro and the British pound;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products, including the impact of the vote in the United Kingdom to leave the European Union;

•	trade restrictions;

•	cultural and language differences;

•	employment regulations;

•	limited infrastructure in emerging markets;

•	transportation delays;

•	seasonal reduction in business activities;

•	work stoppages;

•	labor and union disputes;

•	electrical outages;

•	terrorist attack or war; and

•	economic or political instability.

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

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in which voters in the United Kingdom, or U.K., approved an exit from the European Union, it is expected that the U.K. government will initiate a process to leave the European Union and begin negotiating the terms of the U.K.’s future relationship with the European Union. We face uncertainty regarding the impact of the likely exit of the U.K. from the European Union. Adverse consequences such as deterioration in global economic conditions, stability in global financial markets, volatility in currency exchange rates, new or increased tariffs or adverse changes in regulation of the cross-border agreements could have a negative impact on our operations, financial condition and results of operations.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1. As of June 30, 2016, we complied with all of the financial covenants.

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

Our primary power semiconductor competitors include Fairchild Semiconductor, Fuji, Hitachi, Infineon, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Atmel, Cypress Semiconductor, NXP Semiconductors, Microchip, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and Qorvo. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our intellectual property or other confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

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

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Significant Management Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail for operational reasons or because they may not be able to secure additional funding, obtain favorable investment terms for future financings or take advantage of liquidity events such as initial public offerings, mergers and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment, even at a loss. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 26, 2016, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1 31.1	IXYS Corporation 2016 Equity Incentive Plan. (1) Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Management contract or compensatory plan or arrangement.
(2)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.