Form 10-Q
period 2016-09-30
IXYS CORP /DE/
filed 2016-11-03
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 27, 2016 was 31,536,752.

IXYS CORPORATION

FORM 10-Q

September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$153,804	$155,806
Restricted cash	274	277
Accounts receivable, net	38,997	38,440
Inventories	89,696	89,604
Prepaid expenses and other current assets	4,189	4,203

Total current assets	286,960	288,330
Property, plant and equipment, net	43,678	42,623
Intangible assets, net	5,896	7,607
Goodwill	42,335	42,355
Deferred income taxes	27,865	28,024
Other assets	15,966	13,762

Total assets	$422,700	$422,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	1,087	1,804
Accounts payable	10,913	11,416
Accrued expenses and other current liabilities	24,542	21,290

Total current liabilities	36,542	34,510
Long term loans, net of current portion	77,776	85,253
Pension liabilities	15,424	16,307
Other long term liabilities	7,169	7,336

Total liabilities	136,911	143,406

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,269,389 issued and 31,536,752 outstanding at September 30, 2016 and 38,214,158 issued and 31,375,524 outstanding at March 31, 2016	383	382
Additional paid-in capital	216,228	214,045
Treasury stock, at cost: 6,732,637 common shares at September 30, 2016 and 6,838,634 common shares at March 31, 2016	(60,886)	(61,845)
Retained earnings	152,617	146,979
Accumulated other comprehensive income (loss)	(22,553)	(20,266)

Total stockholders’ equity	285,789	279,295

Total liabilities and stockholders’ equity	$422,700	$422,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$78,629	$80,257	$159,267	$162,304
Cost of goods sold	53,174	54,245	109,818	110,690

Gross profit	25,455	26,012	49,449	51,614

Operating expenses:
Research, development and engineering	7,848	7,804	15,758	15,487
Selling, general and administrative	10,140	9,801	20,178	20,437
Amortization of acquisition-related intangible assets	696	1,374	1,713	2,953

Total operating expenses	18,684	18,979	37,649	38,877

Operating income	6,771	7,033	11,800	12,737
Other income (expense):
Interest income	53	39	115	86
Interest expense	(615)	(284)	(1,250)	(598)
Other income (expense), net	586	(1,010)	1,401	(1,800)

Income before income tax provision	6,795	5,778	12,066	10,425
Provision for income tax	(2,860)	(2,505)	(5,112)	(4,167)

Net income	$3,935	$3,273	$6,954	$6,258

Net income per share:
Basic	$0.12	$0.10	$0.22	$0.20

Diluted	$0.12	$0.10	$0.22	$0.19

Cash dividends per common share	$—	$0.040	$0.040	$0.075

Weighted average shares used in per share calculation:
Basic	31,490	31,651	31,447	31,769

Diluted	32,145	32,380	32,074	32,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,935	$3,273	$6,954	$6,258
Foreign currency translation adjustments	436	869	(2,388)	3,561
Changes in market value of investments:
Changes in unrealized gains (losses), net of income taxes of $31 and $76 for the three and six months ended September 30, 2016, respectively, and net of income taxes of $(124) and $(202) for the three and six months ended September 30, 2015, respectively	47	(185)	132	(302)
Reclassification adjustment for net losses (gains) realized in net income, net of income taxes of $(80) and $(19) for the three and six months ended September 30, 2016, respectively and net of income taxes of $182 for the three and six months ended September 30, 2015	(121)	272	(31)	272

Net change in market value of investments	(74)	87	101	(30)

Total comprehensive income (loss)	$4,297	$4,229	$4,667	$9,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,954	$6,258
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	5,367	7,145
Provision for receivable allowances	4,517	2,903
Net change in inventory provision	593	703
Stock-based compensation	1,729	1,691
Loss (gain) on investments	(552)	650
Foreign currency adjustments on intercompany amounts and other non-cash items	(79)	719
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(5,242)	1,239
Inventories	(2,112)	(3,218)
Prepaid expenses and other assets	(326)	(702)
Accounts payable	(86)	(583)
Accrued expenses and other liabilities	3,021	1,772
Pension liabilities	(386)	(617)

Net cash provided by operating activities	13,398	17,960

Cash flows from investing activities:
Change in restricted cash	3	(879)
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	—	(14,571)
Purchases of investments	(2,000)	(29)
Purchases of plant and equipment	(5,156)	(4,445)
Proceeds from sale of investments	805	50

Net cash used in investing activities	(6,348)	(19,874)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(419)
Repayments of loans and notes payable	(8,229)	(937)
Proceeds from loans	—	3,317
Proceeds from employee equity plans	1,355	3,431
Purchases of treasury stock	—	(6,440)
Payment of cash dividends to stockholders	(1,258)	(2,374)

Net cash used in financing activities	(8,132)	(3,422)

Effect of exchange rate fluctuations on cash and cash equivalents	(920)	1,023

Net decrease in cash and cash equivalents	(2,002)	(4,313)
Cash and cash equivalents at beginning of period	155,806	121,164

Cash and cash equivalents at end of period	$153,804	$116,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of the accounting estimates that require significant judgments by management include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed consolidated balance sheet as of March 31, 2016 has been derived from our audited consolidated balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, or fiscal 2016, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Our fiscal year end is March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ending on March 31 of such numerically identified year.

2. Recent Accounting Pronouncements and Accounting Changes

In May 2014, Financial Accounting Standards Board, or FASB, issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when or as the entity satisfies a performance obligation. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is permitted for annual periods commencing after December 15, 2016. Two different transition methods are available: full retrospective method and a modified retrospective approach. We are currently evaluating the impact of the adoption of the standard on our consolidated financial statements including selection of the transition method.

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

In August 2016, FASB issued amended guidance which addresses the classification of cash flows related to debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance including bank-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect this change to have a significant impact on our consolidated financial statements.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse, for a total consideration of $15.7 million. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a product portfolio complementary to our product lines. The consideration included cash consideration paid at closing of $14.7 million and $1.0 million related to an adjustment to eliminate debt owed to us for funds advanced prior to closing. The acquisition also included potential earnout payments aggregating up to $6.0 million payable over three years based on certain financial thresholds related to net revenues, gross profit and net income in calendar years 2015, 2016 and 2017. Based on our valuation, the fair value of the liability for the earnout payment was estimated to be nil as of September 30, 2016 and March 31, 2016. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs during fiscal 2016.

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Consideration Allocation
Cash, restricted cash and cash equivalents	$196
Accounts receivable	1,497
Inventories	534
Property, plant and equipment	24
Prepaid expenses and other current assets	547
Identifiable intangible assets	2,867
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(1,926)

Total identifiable net assets	771
Goodwill	14,887

Total purchase consideration	$15,658

Identified intangible assets resulting from the RadioPulse acquisition consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
	(unaudited)
Developed intellectual property	$1,005	Accelerated	60
In-process research and development expenses (1)	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total	$2,867

(1)	Amortization starts after the completion of the research and development activities of the related projects.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2016 and March 31, 2016 (in thousands):

	September 30, 2016 (1)			March 31, 2016 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$77,929	$77,929	$—	$115,974	$115,974	$—
Marketable equity securities (3)	1,153	1,153	—	1,749	1,749	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total Assets Measured at Fair Value	$79,432	$79,082	$350	$118,073	$117,723	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

We measure our marketable securities and derivative contracts at fair value. Marketable securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. See Note 6, “Other Assets” for a discussion of marketable securities.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs, including historical redemptions received from the ARPS issuers, and are therefore categorized as Level 2 estimates.

Cash and cash equivalents are recognized and measured at amounts that approximate fair value in our unaudited condensed consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value. We held no derivative instruments at September 30, 2016 and March 31, 2016.

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $78.9 million and $87.1 million as of September 30, 2016 and March 31, 2016, respectively. Our pension liabilities, net of plan assets, approximated fair value. See Note 10, “Pension Plans” for a discussion of pension liabilities.

The fair value of contingent consideration for a business acquisition is classified as a Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
	(unaudited)
Accounts receivable, gross	$42,412	$41,219
Allowances	(3,415)	(2,779)

Accounts receivable, net	$38,997	$38,440

6. Other Assets

Other assets consisted of the following (in thousands):

	September 30,	March 31,
	2016	2016
	(unaudited)
Marketable equity securities	$1,153	$1,749
Auction rate preferred securities	350	350
Long-term equity method investments	11,457	10,977
Other items, including cost method investments	3,006	686

Total	$15,966	$13,762

Available-for-Sale Investments

Marketable equity securities and auction rate preferred securities are designated as available-for-sale that are reported at fair value with unrealized gains and losses, net of income taxes, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other income (expense), net.

We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized an impairment loss of $0 and $151,000 in marketable equity securities during the three and six months ended September 30, 2016, respectively, and $454,000 during both the three and six months ended September 30, 2015.

Equity Method Investments

We have equity interests in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea and Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. For the three and six months ended September 30, 2016, we recorded an immaterial amount of our proportionate share of the affiliates’ gains and losses under the equity method of accounting. The carrying values of our investments in Powersem, EB Tech and ATEC at September 30, 2016 were $2.6 million, $2.7 million and $5.9 million, respectively. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2016 were $2.5 million, $2.7 million and $5.7 million, respectively.

Cost Method Investments

During the quarter ended September 30, 2016, we made investments in privately-held companies. Those investments are accounted for under the cost method as they do not qualify for the fair value or another accounting method. As of September 30, 2016, the carrying value of those investments was $2.0 million. We do not estimate the fair value of those cost method investments because determining the fair value is not practicable.

No impairment losses on the investments accounted for under the equity method or the cost method were recognized as of September 30, 2016, as there have not been any events or changes in circumstances that we believe would have had a significant adverse effect on the fair value of those investments.

7. Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2016	2016
	(unaudited)
Raw materials	$19,348	$18,269
Work in process	43,234	41,549
Finished goods	27,114	29,786

Total	$89,696	$89,604

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2016	2016
	(unaudited)
Uninvoiced goods and services	$10,539	$8,824
Compensation and benefits	7,028	7,540
Income taxes	4,435	2,066
Commissions, royalties and other	2,540	2,860

Total	$24,542	$21,290

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of September 30, 2016 was 2.64%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage. In relation to the execution of the credit agreement, we incurred loan costs that were deferred and reduced our “Long term loans, net of current portion” on our unaudited consolidated balance sheets. Those costs are being amortized over the two-year life of the credit agreement. The unamortized balance at September 30, 2016 and March 31, 2016 was $211,000 and $304,000, respectively.

The terms of the facility impose restrictions on our ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2016, we complied with all of these financial covenants.

At September 30, 2016 and March 31, 2016, the outstanding principal balances under the credit agreement were $73.0 million and $80.0 million, respectively.

The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB Deutsche Industriebank, or IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $260,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2016. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At September 30, 2016, the outstanding principal balance was €5.1 million, or about $5.7 million. At March 31, 2016, the outstanding principal balance was €5.6 million, or about $6.3 million.

Loans Assumed from Business Acquisitions

Our outstanding balances relating to loans assumed upon business acquisitions at September 30, 2016 and March 31, 2016 were $348,000 and $1.1 million respectively. These loans consisted of certain short-term facilities from financial institutions and loans from government agencies to support research and development activities.

10. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The measurement date for projected benefit obligations and plan assets is March 31. As of September 30, 2016, the German defined benefit plan was completely unfunded and we accrued for its obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2017.

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Service cost	$28	$25	$56	$51
Interest cost on projected benefit obligation	326	371	678	739
Expected return on plan assets	(296)	(442)	(619)	(880)
Recognized actuarial loss	44	45	92	90

Net periodic pension expense	$102	$(1)	$207	$—

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of September 30, 2016 and March 31, 2016, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	September 30, 2016			March 31, 2016
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
	(unaudited)			(unaudited)
Cash and cash funds	$39	$—	39	$121	$—	$121
Equity	423	—	423	351	—	351
Fixed interest	1,244	91	1,335	1,225	96	1,321
Mutual funds	13,908	13,626	27,534	13,527	13,394	26,921

Total	$15,614	$13,717	29,331	$15,224	$13,490	$28,714

11. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

Equity Incentive Plans

On September 10, 2009, our stockholders approved the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On September 16, 2011, our stockholders approved the 2011 Equity Incentive Plan, or the 2011 Plan, under which 600,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On August 30, 2013, our stockholders approved the 2013 Equity Incentive Plan, or the 2013 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options and other equity incentives. On August 26, 2016, our stockholders approved the 2016 Equity Incentive Plan, or the 2016 Plan, under which 2,000,000 shares of the common stock are reserved for the grant of stock options and other equity incentives. The 2009 Plan, the 2011 Plan, the 2013 Plan and the 2016 Plan are referred to as the Plans.

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the six months ended September 30, 2016, there were 55,231 shares purchased under the Purchase Plan, leaving approximately 185,010 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of goods sold	$96	$124	$196	$246
Research, development and engineering (1)	283	330	586	791
Selling, general and administrative	495	497	947	903

Stock-based compensation effect in income before income tax provision	874	951	1,729	1,940
Provision for income tax (2)	350	333	692	679

Net stock-based compensation effects in net income	$524	$618	$1,037	$1,261

(1)	Includes acquisition related compensation expenses of $249,000 during the six months ended September 30, 2015.
(2)	Calculated at the U.S. statutory income tax rate of 40% in fiscal 2017 and 35% in fiscal 2016.

During the six months ended September 30, 2016, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2016, approximately $6.8 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended September 30, 2016 and 2015, were based on estimates at the date of grant as follows:

	Stock Options				Purchase Plan (1)
	Three Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	(unaudited)		(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$4.99	$4.31	$4.40	$4.83	$3.94	$3.15
Risk-free interest rate	1.3%	1.7%	1.3%	1.8%	0.3%	0.1%
Expected term in years	6.41	6.35	6.41	6.45	1.00	1.00
Volatility	42.0%	42.8%	41.4%	44.9%	42.9%	33.7%
Dividend yield (2)	—	1.3%	0.8%	1.2%	1.4%	1.1%

(1)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
(2)	No dividends were declared for the quarter ended September 30, 2016.

Activity with respect to outstanding stock options for the six months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)	(000)

Balance at March 31, 2016	5,234,397	$10.40
Options granted	387,000	$11.23
Options exercised	(105,997)	$7.95	$375
Options cancelled	(7,500)	$13.37
Options expired	(5,000)	$9.73

Balance at September 30, 2016	5,502,900	$10.50

Exercisable at September 30, 2016	3,950,650	$10.12
Exercisable at March 31, 2016	3,619,563	$9.93

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

12. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of income taxes, for the six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended September 30, 2016
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)
Other comprehensive income (loss) before reclassifications	(2,388)	132	—	(2,256)
Net (gain) loss reclassified from accumulated other comprehensive income (loss)	—	(31)	—	(31)

Net current period other comprehensive income (loss)	(2,388)	101	—	(2,287)

Balance as of September 30, 2016	$(13,027)	$19	$(9,545)	$(22,553)

	Six Months Ended September 30, 2015
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	3,561	(302)	—	3,259
Net (gain) loss reclassified from accumulated other comprehensive income (loss)	—	272	—	272

Net current period other comprehensive income (loss)	3,561	(30)	—	3,531

Balance as of September 30, 2015	$(10,016)	$(23)	$(9,518)	$(19,557)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended September 30, 2016 and 2015 was as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net gain on investments	$201	$—	$201	$—	Other income (expense), net
Impairment of marketable securities	—	(454)	(151)	(454)	Other income (expense), net
Subtotal	201	(454)	50	(454)	Income before income tax provision
Tax impact	(80)	182	(19)	182	Provision for income tax

Total reclassifications for the period	$121	$(272)	$31	$(272)	Net income

13. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$3,935	$3,273	$6,954	$6,258

Weighted average shares - basic	31,490	31,651	31,447	31,769

Weighted average shares - diluted	32,145	32,380	32,074	32,627

Net income per share - basic	$0.12	$0.10	$0.22	$0.20

Net income per share - diluted	$0.12	$0.10	$0.22	$0.19

Diluted weighted average shares included approximately 655,000 and 729,000 common equivalent shares from stock options for the three months ended September 30, 2016 and 2015, respectively, and approximately 628,000 and 858,000 common equivalent shares from stock options for the six months ended September 30, 2016 and 2015, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three and six months ended September 30, 2016, there were outstanding options to purchase 3,040,511 and 2,984,213 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. During the three and six months ended September 30, 2015, there were outstanding weighted average options to purchase 2,067,109 and 1,436,546 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

14. Segment and Geographic Information

We have a single operating segment and reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our two Chief Executive Officers, one of whom is also the Chief Financial Officer, together, have been identified as the chief operating decision makers. Our chief operating decision makers review financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance.

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
United States	$20,185	$19,317	$39,686	$39,450
Europe and the Middle East
France	2,121	2,302	5,571	4,342
Germany	8,960	8,845	17,559	16,922
United Kingdom	3,209	3,494	6,836	6,714
Other	7,285	8,663	15,454	17,319
Asia Pacific
China	21,218	20,053	43,858	41,288
Japan	1,708	2,402	3,426	5,724
Korea	4,353	6,089	9,048	12,225
Malaysia	1,288	1,322	2,092	2,564
Singapore	3,577	3,020	6,584	6,137
Thailand	1,040	992	1,851	2,035
Other	1,403	1,609	3,150	3,093
Rest of the World
India	1,207	909	2,107	2,041
Other	1,075	1,240	2,045	2,450

Total	$78,629	$80,257	$159,267	$162,304

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Power semiconductors	$53,537	$53,433	$110,016	$108,411
Integrated circuits	20,553	22,024	40,935	44,508
Systems and RF power semiconductors	4,539	4,800	8,316	9,385

Total	$78,629	$80,257	$159,267	$162,304

For the three and six months ended September 30, 2016, one distributor accounted for 13.7% and 13.8% of our net revenues in each period, respectively, and another distributor accounted for 10.8% and 10.7% of our net revenues, respectively. For the three and six months ended September 30, 2015, the first distributor referenced above accounted for 11.5% and 11.1% of our net revenues, respectively.

15. Income Taxes

For the three and six months ended September 30, 2016, we recorded income tax provisions of $2.9 million and $5.1 million, reflecting effective tax rates of 42.1% and 42.4%, respectively. For the three and six months ended September 30, 2015, we recorded income tax provisions of $2.5 million and $4.2 million, reflecting effective tax rates of 43.4% and 40.0%, respectively. Our effective tax rates for the three and six months ended September 30, 2016 and 2015 were affected by non-benefitted losses incurred in certain tax jurisdictions.

16. Commitments and Contingencies

Revolving Credit Agreement

See Note 9, “Borrowing Arrangements” for information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2016 and March 31, 2016.

We have ongoing income tax audits of our subsidiary in the Philippines for the fiscal years ended March 31, 2010 and 2011. The Philippine Bureau of Internal Revenue, or BIR, has made an assessment for a deficiency of income taxes, inclusive of interest and penalties, of approximately $2.5 million and $156,000, respectively, for the fiscal years 2010 and 2011. We are vigorously contesting the assessments of both years. While there are no assurances that we will prevail, we believe that we have a valid legal reason to challenge the BIR’s decision and that our appeals will merit a favorable resolution. Accordingly, we have not accrued any amount for this matter.

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

Over the last four quarters ended September 30, 2016, our net revenues have changed modestly from quarter to quarter in no significant pattern. Our net revenues from sales of power semiconductors in the quarter ended September 30, 2016 compared to the quarter ended June 30, 2016 decreased while our net revenues from sales of ICs and systems and RF power semiconductors increased. Comparing the same periods, sales to major application markets decreased, except the communication infrastructure market. Geographically, sales to the North America region increased while sales to the Europe and Middle East region and Asia Pacific region decreased. Our net revenues through distribution decreased while our net revenues from original equipment manufacturers, or OEMs, increased. Our selling, general and administrative expenses, or SG&A expenses, and research, development and engineering expenses, or R&D expenses, are fairly consistent in terms of dollar amount. They both increased as a percentage of net revenues due to the decrease in our net revenues. In future periods, we expect our SG&A expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. We expect our R&D expenses to fluctuate modestly in the upcoming quarters.

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

Revenue recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are typically met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sale terms ex-works, or when product is delivered to the customer with sales terms delivered duty paid.

We sell to distributors and original equipment manufacturers. Approximately 58.6% of our net revenues in the six months ended September 30, 2016 and 57.1% of our net revenues in the six months ended September 30, 2015 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. Under the program, approximately $488,000 and $733,000 of products were returned to us in the six months ended September 30, 2016 and 2015, respectively. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2016 (in thousands):

(unaudited)
Balance at March 31, 2016	$866
Additions	1,493
Deductions	(1,273)

Balance at June 30, 2016	1,086
Additions	2,020
Deductions	(1,660)

Balance at September 30, 2016	$1,446

Trade accounts receivable and allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances and other specified accounts as necessary are reviewed individually. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is reported on the balance sheet as part of “Accounts receivable, net” and is included on the statement of operations as part of SG&A expenses.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2016	$21,380
Utilization or sale	(1,040)
Scrap	(867)
Additional accrual	1,363
Foreign currency translation adjustments	(173)

Balance at June 30, 2016	20,663
Utilization or sale	(1,060)
Scrap	(609)
Additional accrual	1,233
Foreign currency translation adjustments	11

Balance at September 30, 2016	$20,238

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At September 30, 2016, our lower of cost or market reserve was $515,000, slightly increased from $409,000 of the lower of cost or market reserve as of March 31, 2016.

Furthermore, we perform an annual inventory count and at certain locations periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method or accelerated method over their estimated useful lives and evaluated for impairment in accordance with the authoritative guidance provided by the Financial Accounting Standards Board, or FASB.

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

Results of Operations — Three and Six Months Ended September 30, 2016 and 2015

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future periods.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$78,629	(2.0)	$80,257	$159,267	(1.9)	$162,304
Cost of goods sold	53,174	(2.0)	54,245	109,818	(0.8)	110,690

Gross profit	$25,455	(2.1)	$26,012	$49,449	(4.2)	$51,614

Operating expenses:
Research, development and engineering	$7,848	0.6	$7,804	$15,758	1.7	$15,487
Selling, general and administrative	10,140	3.5	9,801	20,178	(1.3)	20,437
Amortization of acquisition-related intangible assets	696	(49.3)	1,374	1,713	(42.0)	2,953

Total operating expenses	$18,684	(1.6)	$18,979	$37,649	(3.2)	$38,877

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	67.6	67.6	69.0	68.2

Gross profit	32.4	32.4	31.0	31.8

Operating expenses:
Research, development and engineering	10.0	9.7	9.9	9.5
Selling, general and administrative	12.9	12.2	12.7	12.6
Amortization of acquisition-related intangible assets	0.9	1.7	1.0	1.8

Total operating expenses	23.8	23.6	23.6	23.9

Operating income	8.6	8.8	7.4	7.9
Other income (expense), net	(0.0)	(1.6)	0.2	(1.4)

Income before income tax provision	8.6	7.2	7.6	6.5
Provision for income tax	(3.6)	(3.1)	(3.2)	(2.6)

Net income	5.0	4.1	4.4	3.9

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$53,537	0.2	$53,433	$110,016	1.5	$108,411
Integrated circuits	20,553	(6.7)	22,024	40,935	(8.0)	44,508
Systems and RF power semiconductors	4,539	(5.4)	4,800	8,316	(11.4)	9,385

Total	$78,629	(2.0)	$80,257	$159,267	(1.9)	$162,304

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
Power semiconductors	$1.81	2.8	$1.76	$1.74	(6.5)	$1.86
Integrated circuits	$0.45	7.1	$0.42	$0.45	4.7	$0.43
Systems and RF power semiconductors	$29.10	(12.7)	$33.33	$25.20	(24.3)	$33.28

Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	29,659	(2.1)	30,297	63,213	8.2	58,431
Integrated circuits	45,644	(11.2)	51,418	90,338	(12.0)	102,653
Systems and RF power semiconductors	156	8.3	144	330	17.0	282

Total	75,459	(7.8)	81,859	153,881	(4.6)	161,366

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$21,575	27.4	$23,304	29.0	45,420	28.5	$45,297	27.9
Asia Pacific	34,587	44.0	35,487	44.2	70,009	44.0	73,066	45.0
Rest of world	2,282	2.9	2,149	2.7	4,152	2.6	4,491	2.8

International revenues	$58,444	74.3	$60,940	75.9	119,581	75.1	$122,854	75.7
USA	20,185	25.7	19,317	24.1	39,686	24.9	39,450	24.3

Total	$78,629	100.0	$80,257	100.0	159,267	100.0	$162,304	100.0

The 2.0% decrease in net revenues in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 reflected a decrease of $1.5 million, or 6.7%, in the sale of ICs and a decrease of $261,000, or 5.4%, in the sale of systems and RF power semiconductors, offset by an increase of $104,000, or 0.2%, in the sale of power semiconductors. The decrease in the net revenues from ICs was mainly due to a $1.8 million decrease in the sale of microcontrollers to the consumer products market, partially offset by an increase in the sale of solid-state relays, or SSRs, to the industrial and commercial market. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease in the sale of subassemblies to the industrial and commercial market, partially offset by an increase in the sale of RF power semiconductor products to the military and aerospace industry primarily. The increase in the net revenues from power semiconductors was largely the result of a $1.9 million increase in the sale of metal-oxide-silicon, or MOS, products to the communication infrastructure market primarily, partially offset by a decrease in sale of bipolar devices to the industrial and commercial market.

Our net revenues, which declined by 1.9% in the six months ended September 30, 2016 as compared to the six months ended September 30, 2015, reflected a decrease of $3.6 million, or 8.0%, in the sale of ICs and a decrease of $1.1 million, or 11.4%, in the sale of systems and RF power semiconductors, offset by an increase of $1.6 million, or 1.5%, in the sale of power semiconductors. The decrease in the net revenues from ICs was mainly due to a $4.3 million decrease in the sale of microcontrollers to the consumer products market, partially offset by an increase in the sale of SSRs to the industrial and commercial market. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease in the sale of subassemblies to the industrial and commercial market, partially offset by an increase in the sale of RF power semiconductor products to the military and aerospace industry. The increase in the net revenues from power semiconductors was largely the result of a $3.7 million increase in the sale of MOS products primarily to the communication infrastructure market, partially offset by a decrease in sale of bipolar devices to the industrial and commercial market.

For the three months ended September 30, 2016 as compared to the same period of the previous fiscal year, the increase in the ASPs of power semiconductors was due to an increase in the ASP of MOS products. The decrease in the ASPs of power semiconductors in the six months ended September 30, 2016 as compared to the same period of the prior year was due to shifts in product mix toward lower-priced products. The increases in the ASPs of ICs in the three and six months ended September 30, 2016 as compared to the same periods of the prior year were mainly due to shifts in product mix toward higher-priced IC products. The decreases in the ASPs of systems and RF power semiconductors were due to an increase in the number of lower-priced RF power semiconductor units shipped in those periods.

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, the decrease in unit shipments of our power semiconductors was caused by fewer units of bipolar devices being shipped. The increase in unit shipments of our power semiconductors in the six months ended September 30, 2016 as compared to the same period in the prior year was due to higher shipments of MOS products and bipolar devices. The decreases in IC units in the three and six months ended September 30, 2016 as compared to the same periods of the prior year were principally caused by lower shipments of microcontrollers, partially offset by higher shipments of SSRs. The increase in systems and RF power semiconductor units in the three months ended September 30, 2016 as compared to the same period in the prior year was principally caused by higher shipments of systems, partially offset by lower shipments of RF power semiconductors. The increase in systems and RF power semiconductor units in the six months ended September 30, 2016 as compared to the same period in the prior year was due to higher shipments of both systems and RF power semiconductor units.

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, our sales to the Europe and the Middle East and Asia Pacific regions decreased while our sales to the North America region increased. For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015, our sales to the Asia Pacific region decreased while our sales to the North America and Europe and the Middle East regions slightly increased.

For the three and six months ended September 30, 2016, one distributor accounted for 13.7% and 13.8% of our net revenues in each period, respectively, and another distributor accounted for 10.8% and 10.7% of our net revenues, respectively. For the three and six months ended September 30, 2015, the first distributor referenced above accounted for 11.5% and 11.1% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit decreased by $557,000 due to decreased sales in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Gross profit margin was 32.4% in the three months ended September 30, 2016 and in the three months ended September 30, 2015.

Gross profit decreased by $2.2 million in the six months ended September 30, 2016 as compared to the same period ended September 30, 2015. Gross profit margin was 31.0% in the six months ended September 30, 2016 as compared to 31.8% in the six months ended September 30, 2015. The gross profit margin decreased due to lower utilization of our manufacturing facilities, related to reduced sales.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates - Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2016 were 10.0% and 9.9%, respectively, as compared to 9.7% and 9.5% for the three and six months ended September 30, 2015. The increases in the percentage from one year to the next primarily resulted from lower net revenues and higher R&D expenses following the acquisition of RadioPulse in May 2015. Expressed in dollars, for the three and six months ended September 30, 2016 as compared to the same periods of the prior year, our R&D expenses increased by approximately $44,000 and $271,000, respectively.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2016 were 12.9% and 12.7% as compared to 12.2% and 12.6% for the three and six months ended September 30, 2015, respectively. Expressed in dollars, for the three months ended September 30, 2016 as compared to the same period of the prior year, our SG&A expenses increased by approximately $339,000 due to a recovery of bad debt, which had the effect of reducing SG&A expenses by $749,000 in the three months ended September 30, 2015. Our SG&A expenses in the six months ended September 30, 2016 decreased by approximately $259,000 due to lower selling expenses, partially offset by a $749,000 recovery of bad debt in the six months ended September 30, 2015.

Amortization of Acquisition-Related Intangible Assets

For the three and six months ended September 30, 2016, we recorded amortization expenses on acquired intangible assets of $696,000 and $1.7 million as compared to the amortization expenses of $1.4 million and $3.0 million, respectively, for the same periods in fiscal 2016.

Interest Expense

During the three and six months ended September 30, 2016, our interest expenses were $615,000 and $1.3 million, respectively, as compared to $284,000 and $598,000, respectively, for the three and six months ended September 30, 2015. For both periods, the interest expenses increased due to additional borrowing under the revolving loan.

Other Income (Expense)

In the three and six months ended September 30, 2016, other income, net was $586,000 and $1.4 million, respectively, as compared to other expense, net, of $1.0 million and $1.8 million in the three and six months ended September 30, 2015, respectively. The shift from other expense, net, in the three and six month periods ended September 30, 2015 to other income, net, in the comparable periods of fiscal 2017 was primarily caused by gains associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three and six months ended September 30, 2016, we recorded income tax provisions of $2.9 million and $5.1 million, reflecting effective tax rates of 42.1% and 42.4%, respectively. For the three and six months ended September 30, 2015, we recorded income tax provisions of $2.5 million and $4.2 million, reflecting effective tax rates of 43.4% and 40.0%, respectively. Our effective tax rates for the three and six months ended September 30, 2016 and 2015 were affected by non-benefitted losses incurred in certain tax jurisdictions.

Liquidity and Capital Resources

At September 30, 2016, cash and cash equivalents were $153.8 million as compared to $155.8 million at March 31, 2016.

Our cash provided by operating activities for the six months ended September 30, 2016 was $13.4 million, a reduction of approximately $4.6 million as compared to the $18.0 million of cash provided by operating activities in the comparable period of the prior year.

The decrease in cash provided by operating activities was principally caused by a reduction in cash received from our customers related to the decline in net revenues and the timing of cash collections, partially offset by a reduced purchase of inventories and increases in the balances of accounts payable and accrued liabilities.

Our net cash used in investing activities for the six months ended September 30, 2016 was $6.3 million, as compared to net cash used in investing activities of $19.9 million during the six months ended September 30, 2015. During the six months ended September 30, 2016, we spent $5.2 million on the purchase of property and equipment and $2.0 million on the purchase of investments. During the six months ended September 30, 2015, we spent $14.6 million, net of cash and cash equivalents acquired, on the acquisition of RadioPulse and $4.4 million on the purchase of property and equipment.

For the six months ended September 30, 2016, net cash used in financing activities was $8.1 million as compared to net cash used in financing activities of $3.4 million in the six months ended September 30, 2015. During the six months ended September 30, 2016, we used $8.2 million for principal repayments on loan obligations and $1.3 million for cash dividends, offset by proceeds from employee equity plans of $1.4 million. During the six months ended September 30, 2015, we repurchased $6.4 million of our common stock, paid $2.4 million in dividends and used $1.4 million for principal repayments on capital lease and loan obligations, offset by $3.3 million in proceeds from a loan and $3.4 million from employee equity plans.

At September 30, 2016, loans payable totalled $78.9 million. This represented 51.3% of our cash and cash equivalents and 27.6% of our stockholders’ equity.

In April 2015, we borrowed €6.5 million, or about $7.2 million at the time, from IKB Deutsche Industriebank, or IKB. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $260,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2016. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany. At September 30, 2016, the outstanding principal balance was €5.1 million, or about $5.7 million. At March 31, 2016, the outstanding principal balance was €5.6 million, or about $6.3 million. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the loan.

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of September 30, 2016 was 2.64%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

The terms of the facility impose restrictions on the company’s ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At September 30, 2016, we complied with all of these financial covenants.

At September 30, 2016, the outstanding principal balances under the credit agreement was $73.0 million. See Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 16, “Commitments and Contingencies” and Note 9, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. The total consideration may also include earnout payments aggregating up to $6.0 million, potentially payable based on its operational results in calendar years 2016 and 2017. See Note 3, “Business Combinations” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information.

During the six months ended September 30, 2016, we paid $1.3 million in cash dividends, consisting of a dividend of $0.040 per share for the quarter ended June 30, 2016. No dividends were declared for the quarter ended September 30, 2016. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at September 30, 2016 was $15.4 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, one or more acquisitions, or the inability to renew or replace our revolving line of credit in whole or in part. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at September 30, 2016. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2016, our Chief Executive Officers, one of whom is also the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officers, does not expect that our procedures or our internal controls will prevent or detect all errors and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, have been detected.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. We generally do not enter into foreign currency hedging transactions to control or minimize these risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Changes in the value of the Euro or the British pound could cause or increase losses associated with foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Alternatively, fluctuations in currency exchange rates in the face of competitive pricing pressures could lead to lower gross profit margins, as customer prices in one currency fall relative to costs of production experienced in a different currency. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

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

Of our net revenues for our fiscal year ended, March 31, 2016, 47.4% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1. As of September 30, 2016, we complied with all of the financial covenants.

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

We are unable to discern a pattern in or otherwise predict the amount of any payments for the sale or licensing of intellectual property that we may receive. Consequently, we are unable to plan on the timing of intellectual property revenues and our results of operations may be adversely affected by a reduction in future estimated intellectual property revenues.

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

Geopolitical instability, war, terrorist attacks and terrorist threats, and government responses thereto, may negatively affect many aspects of our operations, revenues, costs and stock price.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, flood and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and do not have backup generators. Our facilities in California are located near major earthquake fault lines and have experienced earthquakes in the past. Globally, for example, the March 2011 earthquake in Japan adversely affected the operations of some of our Japanese suppliers, which limited the availability of certain production inputs to us for a period of time. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 27, 2016, approximately 21.3% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 3, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of IXYS Corporation (filed on August 29, 2016 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.1	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2016 Equity Incentive Plan.

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.