Form 10-Q
period 2016-12-31
IXYS CORP /DE/
filed 2017-02-07
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 26, 2017 was 31,611,390.

IXYS CORPORATION

FORM 10-Q

December  31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$158,493	$155,806
Restricted cash	1,309	277
Accounts receivable, net	36,715	38,440
Inventories	87,118	89,604
Prepaid expenses and other current assets	5,996	4,203

Total current assets	289,631	288,330
Property, plant and equipment, net	41,738	42,623
Intangible assets, net	3,578	7,607
Goodwill	42,193	42,355
Deferred income taxes	27,774	28,024
Other assets	17,167	13,762

Total assets	$422,081	$422,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	$976	$1,804
Accounts payable	11,214	11,416
Accrued expenses and other current liabilities	25,208	21,290

Total current liabilities	37,398	34,510
Long term loans, net of current portion	76,997	85,253
Pension liabilities	14,348	16,307
Other long term liabilities	7,143	7,336

Total liabilities	135,886	143,406

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,326,329 issued and 31,597,792 outstanding at December 31, 2016 and 38,214,158 issued and 31,375,524 outstanding at March 31, 2016	383	382
Additional paid-in capital	217,578	214,045
Treasury stock, at cost: 6,728,537 common shares at December 31, 2016 and 6,838,634 common shares at March 31, 2016	(60,849)	(61,845)
Retained earnings	157,717	146,979
Accumulated other comprehensive income (loss)	(28,634)	(20,266)

Total stockholders’ equity	286,195	279,295

Total liabilities and stockholders’ equity	$422,081	$422,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenues	$79,484	$75,133	$238,751	$237,437
Cost of goods sold	52,545	51,104	162,363	161,794

Gross profit	26,939	24,029	76,388	75,643

Operating expenses:
Research, development and engineering	6,703	7,280	22,461	22,767
Selling, general and administrative	10,276	9,158	30,454	29,595
Amortization of acquisition-related intangible assets	750	1,329	2,463	4,282
Impairment of acquisition-related intangible assets	1,391	—	1,391	—

Total operating expenses	19,120	17,767	56,769	56,644

Operating income	7,819	6,262	19,619	18,999
Other income (expense):
Interest income	81	54	196	140
Interest expense	(646)	(432)	(1,896)	(1,030)
Other income (expense), net	(110)	290	1,291	(1,510)

Income before income tax provision	7,144	6,174	19,210	16,599
Provision for income tax	(2,044)	(3,888)	(7,156)	(8,055)

Net income	$5,100	$2,286	$12,054	$8,544

Net income per share:
Basic	$0.16	$0.07	$0.38	$0.27

Diluted	$0.16	$0.07	$0.38	$0.26

Cash dividends per common share	$—	$0.040	$0.040	$0.115

Weighted average shares used in per share calculation:
Basic	31,558	31,487	31,484	31,626

Diluted	32,209	32,343	32,119	32,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$5,100	$2,286	$12,054	$8,544
Foreign currency translation adjustments	(6,015)	(3,027)	(8,403)	534
Changes in market value of investments:
Changes in unrealized gains (losses), net of income taxes of $(44) and $32 for the three and nine months ended December 31, 2016, respectively, and net of income taxes of $(24) and $(226) for the three and nine months ended December 31, 2015, respectively	(66)	(35)	66	(337)
Reclassification adjustment for net losses (gains) realized in net income, net of income taxes of $0 and $(19) for the three and nine months ended December 31, 2016, respectively, and net of income taxes of $3 and $185 for the three and nine months ended December 31, 2015, respectively	—	4	(31)	276

Net change in market value of investments	(66)	(31)	35	(61)

Total comprehensive income (loss)	$(981)	$(772)	$3,686	$9,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,054	$8,544
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	8,273	10,478
Provision for receivable allowances	7,518	4,811
Net change in inventory provision	1,433	640
Stock-based compensation	2,551	2,529
Loss (gain) on investments	(811)	635
Deferred income taxes	—	2,257
Foreign currency adjustments on intercompany amounts and other non-cash items	1,059	505
Impairment of acquisition-related intangible assets	1,391	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(6,716)	1,667
Inventories	(3,152)	(7,778)
Prepaid expenses and other assets	(2,186)	(1,065)
Accounts payable	(149)	1,715
Accrued expenses and other liabilities	4,222	(338)
Pension liabilities	(608)	(938)

Net cash provided by operating activities	24,879	23,662

Cash flows from investing activities:
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	—	(14,472)
Purchases of investments	(3,540)	(629)
Purchases of plant and equipment	(6,202)	(5,265)
Proceeds from sale of investments	805	26

Net cash used in investing activities	(8,937)	(20,340)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(454)
Repayments of loans and notes payable	(8,804)	(46,247)
Proceeds from loans	—	82,967
Proceeds from employee equity plans	1,921	4,251
Purchases of treasury stock	—	(6,440)
Payment of cash dividends to stockholders	(1,258)	(3,635)

Net cash provided by (used in) financing activities	(8,141)	30,442

Effect of exchange rate fluctuations on cash and cash equivalents	(4,082)	(234)

Net increase in cash and cash equivalents	3,719	33,530
Cash and cash equivalents and restricted cash at beginning of period (1)	156,083	121,430

Cash and cash equivalents and restricted cash at end of period (2)	$159,802	$154,960

(1)	Includes restricted cash of $277,000 and $266,000 as of March 31, 2016 and 2015, respectively.
(2)	Includes restricted cash of $1.3 million and $722,000 as of December 31, 2016 and 2015, respectively.

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

In January 2016, FASB issued authoritative guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification, Fair Value Measurements, or ASC 820, and as such these investments may be measured at cost. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, FASB issued amended guidance for lease arrangements, which requires lessees to recognize the following for all leases with terms longer than 12 months: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In March 2016, FASB issued amended guidance to simplify the transition to the equity method of accounting. This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements as if the equity method had been used during all previous periods. Additionally, any unrealized gain or loss in accumulated other comprehensive income (loss) will be recognized through earnings at the point an investment qualifies for the equity method. The amended guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. It should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In March 2016, FASB issued amended guidance which simplifies several aspects of the accounting for employee share-based payment awards, including forfeitures, employer tax withholding on share-based compensation and excess tax benefits or deficiencies. The amended guidance also clarifies the statement of cash flows presentation for share-based awards. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In October 2016, FASB issued amended guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the Company for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted in the first interim period only. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the impacts of the adoption of this amendment.

In November 2016, FASB issued amended guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and will be applied on a retrospective basis. We have adopted the guidance on a retrospective basis from the quarter ended December 31, 2016. In our unaudited condensed consolidated statements of cash flow statements for the nine month periods ended December 31, 2016 and 2015, the beginning balances of cash and cash equivalents included restricted cash of $277,000 and $266,000 in the respective periods and the ending balances of cash and cash equivalents included restricted cash of $1.3 million and $722,000 in the respective periods. If we had not adopted the amended guidance, our unaudited condensed consolidated statements of cash flows for the nine month periods ended December 31, 2016 and 2015 would have shown a decrease of $1.0 million and $357,000, respectively, in the change in restricted cash under cash flows from investing activities.

3. Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse, for a total consideration of $15.7 million. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a product portfolio complementary to our product lines. The consideration included cash consideration paid at closing of $14.7 million and $1.0 million related to an adjustment to eliminate debt owed to us for funds advanced prior to closing. The acquisition also included potential earnout payments aggregating up to $6.0 million payable over three years based on certain financial thresholds related to net revenues, gross profit and net income in calendar years 2015, 2016 and 2017. Based on our valuation, the fair value of the liability for the earnout payment was estimated to be nil as of December 31, 2016 and March 31, 2016. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs during fiscal 2016.

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Consideration Allocation
Cash, restricted cash and cash equivalents	$196
Accounts receivable	1,497
Inventories	534
Property, plant and equipment	24
Prepaid expenses and other current assets	547
Identifiable intangible assets	2,867
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(1,926)

Total identifiable net assets	771
Goodwill	14,887

Total purchase consideration	$15,658

Identified intangible assets resulting from the RadioPulse acquisition consisted of the following (in thousands):

	Fair Value (In thousands)	Amortization Method	Estimated Useful Life (In months)
	(unaudited)
Developed intellectual property	$1,005	Accelerated	60
In-process research and development expenses (1)	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total	$2,867

(1)	Amortization started in the quarter ended December 31, 2016 upon the completion of the research and development activities of the corresponding projects.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of December 31, 2016 and March 31, 2016 (in thousands):

	December 31, 2016 (1)			March 31, 2016 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$82,566	$82,566	$—	$115,974	$115,974	$—
Marketable equity securities (3)	2,046	2,046	—	1,749	1,749	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total assets measured at fair value	$84,962	$84,612	$350	$118,073	$117,723	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

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

Cash and cash equivalents are recognized and measured at amounts that approximate fair value in our unaudited condensed consolidated financial statements. Accounts receivable and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value. We held no derivative instruments at December 31, 2016 and March 31, 2016.

Our debt, which primarily consists of loans from banks, approximated fair value as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of our debt was approximately $78.0 million and $87.1 million as of December 31, 2016 and March 31, 2016, respectively. Our pension liabilities, net of plan assets, approximated fair value. See Note 11, “Pension Plans” for a discussion of pension liabilities.

The fair value of contingent consideration for a business acquisition is classified as a Level 3 estimate. See Note 3, “Business Combinations” for a discussion of fair value of contingent consideration.

5. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
	(unaudited)
Accounts receivable, gross	$40,276	$41,219
Allowances	(3,561)	(2,779)

Accounts receivable, net	$36,715	$38,440

6. Other Assets

Other assets consisted of the following (in thousands):

	December 31,	March 31,
	2016	2016
	(unaudited)
Marketable equity securities	$2,046	$1,749
Auction rate preferred securities	350	350
Long-term equity method investments	11,554	10,977
Other items, including cost method investments	3,217	686

Total	$17,167	$13,762

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

We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized an impairment loss of $0 and $151,000 in marketable equity securities during the three and nine months ended December 31, 2016, respectively, and $0 and $454,000 during both the three and nine months ended December 31, 2015.

Equity Method Investments

We have equity interests in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea and Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. For the three and nine months ended December 31, 2016, we recorded an immaterial amount of our proportionate share of the affiliates’ gains and losses under the equity method of accounting. The carrying values of our investments in Powersem, EB Tech and ATEC at December 31, 2016 were $2.5 million, $2.7 million and $6.4 million, respectively. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2016 were $2.5 million, $2.7 million and $5.7 million, respectively.

Cost Method Investments

During the nine months ended December 31, 2016, we made investments in privately-held companies. Those investments are accounted for under the cost method as they do not qualify for the fair value or another accounting method. As of December 31, 2016, the carrying value of those investments was $1.9 million. We do not estimate the fair value of those cost method investments because determining the fair value is not practicable.

No impairment losses on the investments accounted for under the equity method or the cost method were recognized as of December 31, 2016, as there have not been any events or changes in circumstances that we believe would have had a significant adverse effect on the fair value of those investments.

7. Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2016	2016
	(unaudited)
Raw materials	$18,952	$18,269
Work in process	42,476	41,549
Finished goods	25,690	29,786

Total	$87,118	$89,604

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2016	2016
	(unaudited)
Uninvoiced goods and services	$9,783	$8,824
Compensation and benefits	5,212	7,540
Income taxes	5,896	2,066
Commissions, royalties and other	4,317	2,860

Total	$25,208	$21,290

9. Intangible Assets

Identified intangible assets of our company consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Gross Intangible Assets	Accumulated Impairment	Accumulated Amortization	Net Intangible Assets
	(unaudited)
Developed intellectual property	$17,197	$265	$13,481	$3,451
Customer relationships	13,464	123	13,341	—
In-process research and development expenses	1,056	1,003	53	—
Contract backlog	7,310	—	7,310	—
Other intangible assets	1,588	—	1,461	127

Total identifiable intangible assets	$40,615	$1,391	$35,646	$3,578

Identified intangible assets of our company consisted of the following as of March 31, 2016 (in thousands):

	March 31, 2016
	Gross Intangible Assets	Accumulated Impairment	Accumulated Amortization	Net Intangible Assets
	(unaudited)
Developed intellectual property	$17,309	$—	$11,639	$5,670
Customer relationships	13,520	—	12,961	559
In-process research and development expenses	1,188	—	—	1,188
Contract backlog	7,329	—	7,329	—
Other intangible assets	1,599	—	1,409	190

Total identifiable intangible assets	$40,945	$—	$33,338	$7,607

We review our intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable, based upon estimated undiscounted future cash flows. When we are required to determine the fair value of intangible assets other than goodwill, we use the income approach. We start with a forecast of all the expected net cash flows associated with the asset and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows on the projections and the selection of a long-term growth rate and the discount rate. Based on our review, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized during the quarter ended December 31, 2016.

10. Borrowing Arrangements

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of December 31, 2016 was 2.79%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

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

In December 2016, we entered into an amendment to the Revolving Credit Agreement with the lenders under which the contractual term of the revolving loan was extended to November 20, 2019. The leverage ratio was increased to 2.50 to 1.00 from 2.00 to 1.00. No other terms of the Revolving Credit Agreement were affected by the amendment. At December 31, 2016, we complied with all of the financial covenants, including the leverage ratio.

In relation to the Revolving Credit Agreement and the amendment to the Revolving Credit Agreement, we incurred loan costs that were deferred and reduced our “Long term loans, net of current portion” on our unaudited consolidated balance sheets. Those costs are being amortized over the new life of the credit agreement. The unamortized balance at December 31, 2016 and March 31, 2016 was $437,000 and $304,000, respectively.

At December 31, 2016 and March 31, 2016, the outstanding principal balances under the credit agreement were $73.0 million and $80.0 million, respectively.

The Revolving Credit Agreement also includes a $10.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB Deutsche Industriebank, or IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $244,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2016. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany, and a security deposit of €1.0 million. The security deposit will mature on December 31, 2017, so long as compliance occurs through that date. At December 31, 2016, the outstanding principal balance was €4.9 million, or about $5.1 million. At March 31, 2016, the outstanding principal balance was €5.6 million, or about $6.3 million at that time.

Loans Assumed from Business Acquisitions

Our outstanding balances relating to loans assumed upon business acquisitions at December 31, 2016 and March 31, 2016 were $283,000 and $1.1 million, respectively. These loans consisted of certain short-term facilities from financial institutions and loans from government agencies to support research and development activities.

11. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom employees, one for German employees and one for Philippine employees. We deposit funds for the United Kingdom and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The measurement date for projected benefit obligations and plan assets is March 31. As of December 31, 2016, the German defined benefit plan was completely unfunded and we accrued for its obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $1.1 million to the United Kingdom and the Philippines plans in the fiscal year ending March 31, 2017.

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Service cost	$27	$25	$83	$76
Interest cost on projected benefit obligation	313	364	991	1,103
Expected return on plan assets	(282)	(432)	(901)	(1,312)
Recognized actuarial loss	41	44	133	134

Net periodic pension expense	$99	$1	$306	$1

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of December 31, 2016 and March 31, 2016, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	December 31, 2016			March 31, 2016
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
	(unaudited)			(unaudited)
Cash and cash funds	$103	$—	$103	$121	$—	$121
Equity	305	—	305	351	—	351
Fixed interest	1,211	58	1,269	1,225	96	1,321
Mutual funds	12,891	12,751	25,642	13,527	13,394	26,921

Total	$14,510	$12,809	$27,319	$15,224	$13,490	$28,714

12. Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

Equity Incentive Plans

On September 10, 2009, our stockholders approved the 2009 Equity Incentive Plan, or the 2009 Plan, under which 900,000 shares of our common stock were reserved for the grant of stock options and other equity incentives. On September 16, 2011, our stockholders approved the 2011 Equity Incentive Plan, or the 2011 Plan, under which 600,000 shares of our common stock were reserved for the grant of stock options and other equity incentives. On August 30, 2013, our stockholders approved the 2013 Equity Incentive Plan, or the 2013 Plan, under which 2,000,000 shares of our common stock were reserved for the grant of stock options and other equity incentives. On August 26, 2016, our stockholders approved the 2016 Equity Incentive Plan, or the 2016 Plan, under which 2,000,000 shares of the common stock were reserved for the grant of stock options and other equity incentives. The 2009 Plan, the 2011 Plan, the 2013 Plan and the 2016 Plan are referred to as the Plans.

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the nine months ended December 31, 2016, there were 112,171 shares purchased under the Purchase Plan, leaving approximately 128,070 shares available for purchase under the Purchase Plan in the future.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classifications	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of goods sold	$80	$125	$276	$371
Research, development and engineering (1)	254	242	840	1,032
Selling, general and administrative	488	471	1,435	1,374

Stock-based compensation effect in income before income tax provision	822	838	2,551	2,777
Provision for income tax (2)	329	293	1,021	972

Net stock-based compensation effects in net income	$493	$545	$1,530	$1,805

(1)	Includes acquisition related compensation expenses of $249,000 during the nine months ended December 31, 2015.
(2)	Calculated at the U.S. statutory income tax rate of 40% in fiscal 2017 and 35% in fiscal 2016.

During the nine months ended December 31, 2016, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of December 31, 2016, approximately $7.4 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended December 31, 2016 and 2015, were based on estimates at the date of grant as follows:

	Stock Options (1)					Purchase Plan (2)
	Three Months Ended December 31,			Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015		2016	2015	2016	2015	2016	2015
	(unaudited)			(unaudited)		(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$4.45	$	na	$4.42	$4.83	$2.63	$3.54	$3.28	$3.33
Risk-free interest rate	1.7%		na	1.5%	1.8%	0.5%	0.1%	0.4%	0.1%
Expected term in years	6.41		na	6.41	6.45	0.50	0.50	0.50	0.50
Volatility	39.8%		na	40.7%	44.9%	32.3%	48.2%	37.5%	39.8%
Dividend yield (3)	—		na	0.4%	1.2%	0.0%	1.2%	0.7%	1.1%

(1)	No stock options were granted during the quarter ended December 31, 2015.
(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
(3)	No dividends were declared for the quarters ended September 30, 2016 and December 31, 2016.

Activity with respect to outstanding stock options for the nine months ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)	(000)

Balance at March 31, 2016	5,234,397	$10.40
Options granted	704,000	$10.95
Options exercised	(110,097)	$8.00	$384
Options cancelled	(7,500)	$13.37
Options expired	(27,500)	$11.81

Balance at December 31, 2016	5,793,300	$10.50

Exercisable at December 31, 2016	3,924,050	$10.11
Exercisable at March 31, 2016	3,619,563	$9.93

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

13. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of income taxes, for the nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended December 31, 2016
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)
Other comprehensive income (loss) before reclassifications	(8,403)	66	—	(8,337)
Net (gain) loss reclassified from accumulated other comprehensive income (loss)	—	(31)	—	(31)

Net current period other comprehensive income (loss)	(8,403)	35	—	(8,368)

Balance as of December 31, 2016	$(19,042)	$(47)	$(9,545)	$(28,634)

	Nine Months Ended December 31, 2015
	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2015	$(13,577)	$7	$(9,518)	$(23,088)
Other comprehensive income (loss) before reclassifications	534	(337)	—	197
Net (gain) loss reclassified from accumulated other comprehensive income (loss)	—	276	—	276

Net current period other comprehensive income (loss)	534	(61)	—	473

Balance as of December 31, 2015	$(13,043)	$(54)	$(9,518)	$(22,615)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2016 and 2015 were as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net gain (loss) on investments	$—	$(7)	$201	$(7)	Other income (expense), net
Impairment of marketable securities	—	—	(151)	(454)	Other income (expense), net

Subtotal	—	(7)	50	(461)	Income before income tax provision
Tax impact	—	3	(19)	185	Provision for income tax

Total reclassifications for the period	$—	$(4)	$31	$(276)	Net income

14. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$5,100	$2,286	$12,054	$8,544

Weighted average shares - basic	31,558	31,487	31,484	31,626

Weighted average shares - diluted	32,209	32,343	32,119	32,483

Net income per share - basic	$0.16	$0.07	$0.38	$0.27

Net income per share - diluted	$0.16	$0.07	$0.38	$0.26

Diluted weighted average shares included approximately 651,000 and 856,000 common equivalent shares from stock options for the three months ended December 31, 2016 and 2015, respectively, and approximately 635,000 and 857,000 common equivalent shares from stock options for the nine months ended December 31, 2016 and 2015, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three and nine months ended December 31, 2016, there were outstanding options to purchase 3,299,065 and 3,108,615 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. During the three and nine months ended December 31, 2015, there were outstanding weighted average options to purchase 2,047,000 and 1,620,807 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

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

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
United States	$20,605	$18,334	$60,291	$57,784
Europe and the Middle East
France	1,901	2,382	7,472	6,724
Germany	9,253	7,201	26,812	24,123
Russia	353	2,196	941	2,914
Netherlands	1,241	761	3,322	2,298
United Kingdom	3,565	3,686	10,401	10,400
Other	6,646	6,217	19,431	21,281
Asia Pacific
China	20,690	19,090	64,548	60,378
Japan	1,663	1,451	5,089	7,175
Korea	4,268	5,360	13,316	17,585
Malaysia	1,300	689	3,392	3,253
Singapore	3,751	3,112	10,335	9,249
Other	2,020	2,527	7,021	7,655
Rest of the World
India	1,209	1,095	3,316	3,136
Other	1,019	1,032	3,064	3,482

Total	$79,484	$75,133	$238,751	$237,437

The following table sets forth net revenues for each of our product groups for the three and nine months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Power semiconductors	$54,647	$51,196	$164,663	$159,607
Integrated circuits	20,032	18,749	60,967	63,257
Systems and RF power semiconductors	4,805	5,188	13,121	14,573

Total	$79,484	$75,133	$238,751	$237,437

For the three and nine months ended December 31, 2016, one distributor accounted for 11.7% and 13.1% of our net revenues in each period, respectively, and another distributor accounted for 11.2% and 10.9% of our net revenues, respectively. For the three and nine months ended December 31, 2015, the first distributor referenced above accounted for 13.9% and 12.0% of our net revenues, respectively.

16. Income Taxes

For the three and nine months ended December 31, 2016, we recorded income tax provisions of $2.0 million and $7.2 million, reflecting effective tax rates of 28.6% and 37.3%, respectively. For the three and nine months ended December 31, 2015, we recorded income tax provisions of $3.9 million and $8.1 million, reflecting effective tax rates of 63.0% and 48.5%, respectively. Our effective tax rates for the three and nine months ended December 31, 2016 were affected by valuation allowances against net operating losses generated in certain foreign jurisdictions and by a release of tax reserves resulting from the lapse of the statutes of limitations.

During the three and nine months ended December 31, 2015, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. We recorded a reversal of a deferred tax asset that was overstated in the amount of $2.3 million in the financial statements for the fiscal year ended March 31, 2012, as well as the balance sheets for the fiscal years thereafter and the interim periods within those years and through September 30, 2015. This adjustment was partially offset by a reduction of $893,000 of tax expense relating to an overstatement in income tax reserves for the financial statements for the fiscal year ended March 31, 2015 and the balance sheets of the interim periods in the fiscal 2016 year through September 30, 2015. The out-of-period adjustments did not have any impact on our cash flow statements in any of the reporting periods. We believe that these out-of-period adjustments are not material to our financial statements for the relevant years. Additionally, for the three and nine months ended December 31, 2015, the effective tax rates were also affected by losses that could not be offset against other profits in certain jurisdictions with lower tax rates and by estimates of annual income in domestic and foreign jurisdictions.

17. Commitments and Contingencies

Revolving Credit Agreement

See Note 10, “Borrowing Arrangements” for information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of December 31, 2016 and March 31, 2016.

We make strategic investments in other companies from time to time. These investments include commitments in certain instances to provide additional financing up to the contracted amount. These commitments are insignificant individually or in aggregate.

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

Over the past three quarters, our net revenues have changed modestly from quarter to quarter in no significant pattern. Our net revenues from sales of power semiconductors and systems and RF power semiconductors increased in the quarter ended December 31, 2016 compared to the quarter ended September 30, 2016 while our net revenues from sales of ICs decreased. Comparing the same periods, sales to major application markets increased, except for the consumer products market. Geographically, sales to the North America region and the Europe and Middle East region increased while sales to the Asia Pacific region decreased. Our net revenues through distribution and our net revenues from original equipment manufacturers, or OEMs, both increased. Our selling, general and administrative expenses, or SG&A expenses, were fairly consistent in terms of dollar amount and as a percentage of net revenues in the quarter ended December 31, 2016 when compared to the quarter ended September 30, 2016. In future periods, we expect our SG&A expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. Comparing the same periods, our research, development and engineering expenses, or R&D expenses, decreased in dollar amount and as a percentage of net revenues due to the timing of project-related purchases. We expect our R&D expenses to return to historical levels in the upcoming quarters.

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

We sell to distributors and original equipment manufacturers. Approximately 58.2% of our net revenues in the nine months ended December 31, 2016 and 56.9% of our net revenues in the nine months ended December 31, 2015 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. Under the program, approximately $1,205,000 and $1,168,000 of products were returned to us in the nine months ended December 31, 2016 and 2015, respectively. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the nine months ended December 31, 2016 (in thousands):

(unaudited)
Balance at March 31, 2016	$866
Additions	1,493
Deductions	(1,273)

Balance at June 30, 2016	1,086
Additions	2,020
Deductions	(1,660)

Balance at September 30, 2016	$1,446
Additions	1,862
Deductions	(1,976)

Balance at December 31, 2016	$1,332

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2016	$21,380
Utilization or sale	(1,040)
Scrap	(867)
Additional accrual	1,363
Foreign currency translation adjustments	(173)

Balance at June 30, 2016	20,663
Utilization or sale	(1,060)
Scrap	(609)
Additional accrual	1,233
Foreign currency translation adjustments	11

Balance at September 30, 2016	20,238
Utilization or sale	(898)
Scrap	(1,233)
Additional accrual	1,951
Foreign currency translation adjustments	(355)

Balance at December 31, 2016	$19,703

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. Our lower of cost or market reserves were $274,000 and $409,000, respectively, as of December 31, 2016 and March 31, 2016.

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

We assess the recoverability of the finite-lived intangible assets by examining the occurrences of certain events or changes of circumstances that indicate that the carrying amounts may not be recoverable. After our initial assessment, if it is necessary, we perform the impairment test by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. During the quarter ended December 31, 2016, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized.

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

Results of Operations — Three and Nine Months Ended December 31, 2016 and 2015

The following table sets forth selected consolidated statements of operations data for the fiscal periods indicated and the percentage change in such data from period to period. These historical operating results may not be indicative of the results for any future periods.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Net revenues	$79,484	5.8	$75,133	$238,751	0.6	$237,437
Cost of goods sold	52,545	2.8	51,104	162,363	0.4	161,794

Gross profit	$26,939	12.1	$24,029	$76,388	1.0	$75,643

Operating expenses:
Research, development and engineering	$6,703	(7.9)	$7,280	$22,461	(1.3)	$22,767
Selling, general and administrative	10,276	12.2	9,158	30,454	2.9	29,595
Amortization of acquisition-related intangible assets	750	(43.6)	1,329	2,463	(42.5)	4,282
Impairment of acquisition-related intangible assets	1,391	nm	—	1,391	nm	—

Total operating expenses	$19,120	7.6	$17,767	$56,769	0.2	$56,644

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues Three Months Ended December 31,		% of Net Revenues Nine Months Ended December 31,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	66.1	68.0	68.0	68.1

Gross profit	33.9	32.0	32.0	31.9

Operating expenses:
Research, development and engineering	8.4	9.7	9.4	9.6
Selling, general and administrative	12.9	12.2	12.8	12.5
Amortization of acquisition-related intangible assets	1.0	1.8	1.0	1.8
Impairment of acquisition-related intangible assets	1.8	—	0.6	—

Total operating expenses	24.1	23.7	23.8	23.9

Operating income	9.8	8.3	8.2	8.0
Other income (expense), net	(0.8)	(0.1)	(0.2)	(1.0)

Income before income tax provision	9.0	8.2	8.0	7.0
Provision for income tax	(2.6)	(5.2)	(3.0)	(3.4)

Net income	6.4	3.0	5.0	3.6

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$54,647	6.7	$51,196	$164,663	3.2	$159,607
Integrated circuits	20,032	6.8	18,749	60,967	(3.6)	63,257
Systems and RF power semiconductors	4,805	(7.4)	5,188	13,121	(10.0)	14,573

Total	$79,484	5.8	$75,133	$238,751	0.6	$237,437

(1)	Net revenues include $59,000 and $309,000 of intellectual property revenues in integrated circuits during the three and nine months ended December 31, 2016, respectively, as compared to $139,000 and $666,000 for the three and nine months ended December 31, 2015, respectively. Intellectual property revenues are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
Power semiconductors	$1.79	(12.7)	$2.05	$1.76	(7.9)	$1.91
Integrated circuits	$0.46	—	$0.46	$0.45	2.3	$0.44
Systems and RF power semiconductors	$57.89	(38.6)	$94.33	$31.77	(26.5)	$43.24

Units

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	% change	2015	2016	% change	2015
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	30,547	22.3	24,983	93,760	12.4	83,414
Integrated circuits	43,112	7.3	40,169	133,450	(6.6)	142,822
Systems and RF power semiconductors	83	50.9	55	413	22.6	337

Total	73,742	13.1	65,207	227,623	0.5	226,573

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and Middle East	$22,959	28.9	$22,443	29.9	68,379	28.6	$67,740	28.5
Asia Pacific	33,692	42.4	32,229	42.9	103,701	43.4	105,295	44.3
Rest of world	2,228	2.8	2,127	2.8	6,380	2.7	6,618	2.9

International revenues	$58,879	74.1	$56,799	75.6	178,460	74.7	$179,653	75.7
USA	20,605	25.9	18,334	24.4	60,291	25.3	57,784	24.3

Total	$79,484	100.0	$75,133	100.0	238,751	100.0	$237,437	100.0

The 5.8% increase in net revenues in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 reflected an increase of $3.5 million, or 6.7%, in the sale of power semiconductors and an increase of $1.3 million, or 6.8%, in the sale of ICs, offset by a decrease of $383,000, or 7.4%, in the sale of systems and RF power semiconductors. The increase in the net revenues from power semiconductors was largely the result of a $2.1 million increase in the sale of metal-oxide-silicon, or MOS, products primarily to the communication infrastructure market and a $1.6 million increase in sale of bipolar devices principally to the medical market and the industrial and commercial market. The increase in the net revenues from ICs was mainly due to a $1.8 million increase in the sale of solid-state relays, or SSRs, primarily to the industrial and commercial market, partially offset by a decrease in the sale of microcontrollers principally to the consumer products market. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease of $1.4 million in the sale of subassemblies primarily to the automotive and traction market, partially offset by an increase of $1.1 million in the sale of RF power semiconductor products primarily to the military and aerospace industry.

Our net revenues, which increased by 0.6% in the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015, reflected an increase of $5.1 million, or 3.2%, in the sale of power semiconductors, offset by a decrease of $2.3 million, or 3.6%, in the sale of ICs and a decrease of $1.5 million, or 10.0%, in the sale of systems and RF power semiconductors. The increase in the net revenues from power semiconductors was largely the result of a $5.8 million increase in the sale of MOS products primarily to the consumer market and the communication infrastructure market, partially offset by a decrease in sale of bipolar devices primarily to the industrial and commercial market. The decrease in the net revenues from ICs was mainly due to a $4.6 million decrease in the sale of microcontrollers to the consumer products market, partially offset by a $3.4 million increase in the sale of SSRs primarily to the industrial and commercial market. The decrease in revenues from the sale of systems and RF power semiconductor devices was due to a decrease of $3.7 million in the sale of subassemblies primarily to the automotive and traction and the industrial and commercial markets, partially offset by an increase of $2.2 million in the sale of RF power semiconductor products to the military and aerospace industry and the communication infrastructure market.

For the three and nine months ended December 31, 2016 as compared to the same periods of the previous fiscal year, the decreases in the ASPs of power semiconductors were primarily due to a decrease in the ASPs of bipolar devices. The decreases in the ASPs for bipolar products were caused by a shift in product mix as we shipped higher quantities of lower-priced products. For the three months ended December 31, 2016 as compared to the same period of the previous fiscal year, the ASPs of ICs remained consistent. The increase in the ASPs of ICs in the nine months ended December 31, 2016 as compared to the same period of the prior year was mainly due to shifts in product mix toward higher-priced ICs. The decrease in the ASPs of systems and RF power semiconductors in the three months ended December 31, 2016 as compared to the same period of the prior year was due to a decrease in the ASPs of RF power semiconductors, partially offset by an increase in the ASPs of subassemblies. The decrease in the ASPs of systems and RF power semiconductors in the nine months ended December 31, 2016 as compared to the same period of the prior year was due to a decrease in the ASPs of subassemblies, partially offset by an increase in the ASPs of RF power semiconductors.

For the three and nine months ended December 31, 2016 as compared to the three and nine months ended December 31, 2015, the increases in unit shipments of our power semiconductors were caused by more MOS products and bipolar devices being shipped because of a shift in product mix as we sold more lower-priced products. The increase in IC units in the three months ended December 31, 2016 as compared to the same period of the prior year was principally caused by higher shipments of SSRs and ASICs. The decrease in IC units in the nine months ended December 31, 2016 as compared to the same period of the prior year was principally caused by lower shipments of microcontrollers, partially offset by higher shipments of SSRs and ASICs. The increase in systems and RF power semiconductor units in the three months ended December 31, 2016 as compared to the same period in the prior year was caused by higher shipments of RF power semiconductors, partially offset by lower shipments of subassemblies. The increase in systems and RF power semiconductor units in the nine months ended December 31, 2016 as compared to the same period in the prior year was caused by higher shipments of RF power semiconductors and subassemblies.

For the three months ended December 31, 2016 as compared to the same period in the prior year, our sales increased in North America region, Europe and the Middle East region and the Asia Pacific region. For the nine months ended December 31, 2016 as compared to the same period in the prior year, our sales to the North America region and Europe and the Middle East region increased while our sales to the Asia Pacific region decreased.

For the three and nine months ended December 31, 2016, one distributor accounted for 11.7% and 13.1% of our net revenues in each period, respectively, and another distributor accounted for 11.2% and 10.9% of our net revenues, respectively. For the three and nine months ended December 31, 2015, the first distributor referenced above accounted for 13.9% and 12.0% of our net revenues, respectively.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit increased by $2.9 million in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Gross profit margin was 33.9% in the three months ended December 31, 2016 as compared to 32.0% in the three months ended December 31, 2015. The gross profit margin improved in the three month period as compared to the same period in the prior year due to a shift in product mix towards higher-margin products, offset by higher manufacturing variances.

Gross profit increased by $745,000 in the nine months ended December 31, 2016 as compared to the same period ended December 31, 2015. Gross profit margin was 32.0% in the nine months ended December 31, 2016 as compared to 31.9% in the nine months ended December 31, 2015. The gross profit margin in the nine month period was fairly consistent with that of the same period in the prior year.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates - Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three and nine months ended December 31, 2016 were 8.4% and 9.4%, respectively, as compared to 9.7% and 9.6% for the three and nine months ended December 31, 2015, respectively. For the three months ended December 31, 2016 as compared to the same period of the prior year, the decrease in the percentage resulted from higher net revenues and lower development expenses primarily due to the timing of project-related purchases. For the nine months ended December 31, 2016, R&D expenses were fairly consistent with the same period ended December 31, 2015.

Expressed in dollars, for the three and nine months ended December 31, 2016 as compared to the same periods of the prior year, our R&D expenses decreased by approximately $577,000 and $306,000, respectively.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and nine months ended December 31, 2016 were 12.9% and 12.8% as compared to 12.2% and 12.5% for the three and nine months ended December 31, 2015, respectively. Expressed in dollars, for the three months ended December 31, 2016 as compared to the same period of the prior year, our SG&A expenses increased by approximately $1.1 million because of an increase in finance and administration expenses and a recovery of bad debt in the three months ended December 31, 2015, which had the effect of reducing SG&A expenses by $460,000. Our SG&A expenses in the nine months ended December 31, 2016 increased by approximately $859,000 due to a $1.2 million recovery of bad debt in the nine months ended December 31, 2015, partially offset by a decrease in selling expenses.

Amortization of Acquisition-Related Intangible Assets

For the three and nine months ended December 31, 2016, we recorded amortization expenses on acquired intangible assets of $750,000 and $2.5 million as compared to the amortization expenses of $1.3 million and $4.3 million, respectively, for the same periods in fiscal 2016.

Impairment of Acquisition-Related Intangible Assets

During the quarter ended December 31, 2016, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired. Accordingly, we recorded an impairment charge of $1.4 million during the quarter ended December 31, 2016. See Note 9, “Intangible Assets” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the impairment charge.

Interest Expense

During the three and nine months ended December 31, 2016, our interest expenses were $646,000 and $1.9 million, respectively, as compared to $432,000 and $1.0 million, respectively, for the three and nine months ended December 31, 2015. For both periods, the interest expenses increased due to additional borrowing under the revolving loan.

Other Income (Expense)

In the three months ended December 31, 2016, other expense, net, was $110,000, as compared to other income, net, of $290,000 in the three months ended December 31, 2015. In the nine months ended December 31, 2016, other income, net, was $1.3 million, as compared to other expense, net, of $1.5 million in the nine months ended December 31, 2015. The shift from other income, net, in the three month period ended December 31, 2015 to other expense, net, in the comparable period of fiscal 2017 was primarily caused by losses associated with changes in exchange rates for foreign currency transactions. The shift from other expense, net, in the nine month periods ended December 31, 2015 to other income, net, in the comparable period of fiscal 2017 was primarily caused by gains associated with changes in exchange rates for foreign currency transactions during the two quarters ended September 30, 2016 and gains from equity method investments.

Provision for Income Tax

For the three and nine months ended December 31, 2016, we recorded income tax provisions of $2.0 million and $7.2 million, reflecting effective tax rates of 28.6% and 37.3%, respectively. For the three and nine months ended December 31, 2015, we recorded income tax provisions of $3.9 million and $8.1 million, reflecting effective tax rates of 63.0% and 48.5%, respectively. Our effective tax rates for the three and nine months ended December 31, 2016 were affected by valuation allowances against net operating losses generated in certain foreign jurisdictions and by a release of tax reserves resulting from the lapse of the statutes of limitations.

During the three and nine months ended December 31, 2015, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. See Note 16, “Income Taxes” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the adjustment. We believe that these out-of-period adjustments are not material to our financial statements for the relevant years. Additionally, for the three and nine months ended December 31, 2015, the effective tax rates were also affected by losses that could not be offset against other profits in certain jurisdictions with lower tax rates and by estimates of annual income in domestic and foreign jurisdictions.

Liquidity and Capital Resources

At December 31, 2016, cash and cash equivalents and restricted cash were $159.8 million as compared to $156.1 million at March 31, 2016.

Our cash provided by operating activities for the nine months ended December 31, 2016 was $24.9 million, an increase of approximately $1.2 million as compared to the $23.7 million of cash provided by operating activities in the comparable period of the prior year.

The increase in cash provided by operating activities was principally caused by an increase in cash received from our customers related to the increase in net revenues, an increase in the balance of accrued liabilities and a reduction in the balance of inventory, partially offset by an increase in the balance of accounts receivable.

Our net cash used in investing activities for the nine months ended December 31, 2016 was $8.9 million as compared to net cash used in investing activities of $20.3 million during the nine months ended December 31, 2015. During the nine months ended December 31, 2016, we spent $6.2 million on the purchase of property and equipment and $3.5 million on the purchase of investments. During the nine months ended December 31, 2015, we spent $14.5 million, net of cash and cash equivalents and restricted cash on an acquisition and $5.3 million on the purchase of property and equipment.

For the nine months ended December 31, 2016, net cash used in financing activities was $8.1 million as compared to net cash provided by financing activities of $30.4 million in the nine months ended December 31, 2015. During the nine months ended December 31, 2016, we used $8.8 million for principal repayments on loan obligations and $1.3 million for cash dividends, offset by proceeds from employee equity plans of $1.9 million. During the nine months ended December 31, 2015, we received proceeds of $83.0 million from loans and $4.3 million from employee equity plans, offset by $46.7 million of principal repayments on capital lease and loan obligations, $6.4 million to repurchase our common stock and $3.6 million of cash dividends.

At December 31, 2016, loans payable totalled $78.4 million, consisting of an outstanding loan balance of $5.1 million from IKB Deutsche Industriebank, or IKB, a revolving loan of $73.0 million under a Revolving Credit Agreement, and $283,000 of loans assumed upon business acquisitions. Of the loans payable, $976,000 is classified as a short-term loan and included in “Current portion of loans payable” in our unaudited consolidated balance sheet as of December 31, 2016. The loans payable of $78.4 million represented 49.1% of our cash and cash equivalents and restricted cash and 27.4% of our stockholders’ equity.

In April 2015, we borrowed €6.5 million, or about $7.2 million at the time, from IKB. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $244,000, and a payment of accrued interest are required. See Note 10, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the loan.

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million. In December 2016, the term of the loan was extended to November 20, 2019. As of December 31, 2016, the outstanding principal balance was $73.0 million. See Note 10, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the credit agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 17, “Commitments and Contingencies” and Note 10, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

During the nine months ended December 31, 2016, we paid $1.3 million in cash dividends, consisting of a dividend of $0.04 per share for the first quarter ended June 30, 2016. No dividends were declared for the two quarters ended December 31, 2016. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The United Kingdom and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at December 31, 2016 was $14.3 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, one or more acquisitions, or the inability to renew or replace our revolving line of credit in whole or in part. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at December 31, 2016. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2016, our Chief Executive Officers, one of whom is also the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For the nine months ended December 31, 2016, our net revenues by region were approximately 25.3% in the United States, approximately 28.6% in Europe and the Middle East, approximately 43.4% in the Asia Pacific region and approximately 2.7% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations, particularly in the Euro and the British pound;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products, including the impact of the vote in the United Kingdom to leave the European Union;

•	trade restrictions, tariffs, customs, sanctions, embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

•	cultural and language differences;

•	employment regulations;

•	limited infrastructure in emerging markets;

•	transportation delays;

•	seasonal reduction in business activities;

•	work stoppages;

•	labor and union disputes;

•	electrical outages;

•	terrorist attack or war; and

•	economic or political instability.

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, U.K. facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. “Brexit,” the expected exit by the United Kingdom from the European Union, has, and in the future may, affect the value of the British pound and the Euro relative to one another and the U.S. dollar. We generally do not enter into foreign currency hedging transactions to control or minimize currency fluctuation risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Changes in the value of the Euro or the British pound could cause or increase losses associated with foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Alternatively, fluctuations in currency exchange rates in the face of competitive pricing pressures could lead to lower gross profit margins, as customer prices in one currency fall relative to costs of production experienced in a different currency. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Alternatively, governmental actions in China or other emerging markets to address economic problems, such as inflation, asset or other “bubbles” or the transfer of capital out of the country, could also adversely affect gross domestic product or the growth thereof and result in reduced product orders or increased bad debt expense for us. Brexit may result in additional tariffs on our products manufactured in the United Kingdom and sold elsewhere, resulting in competitive pricing pressures that may adversely affect our results of operations.

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

Of our net revenues for the nine months ended, December 31, 2016, 48.2% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually and we review our acquired intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, acquired intangible assets or long-lived assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flows and slower growth rates in our industry. From time to time, we have recorded impairment charges and written down the value of goodwill or acquired intangible assets. For example, in the quarter ended December 31, 2016, we recorded a $1.4 million impairment charge relating to intangible assets acquired in the acquisition of RadioPulse.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe, China and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, the impact of “Brexit” on the United Kingdom and the European Union, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, trade disputes or changes in trading rules and tariffs between nations, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio that was effective at the time. As of December 31, 2016, we complied with all of the financial covenants.

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

Our primary power semiconductor competitors include Fuji, Hitachi, Infineon, Microsemi, Mitsubishi, On Semiconductor, Powerex, Renesas Electronics, Semikron International, STMicroelectronics, Toshiba and Vishay Intertechnology. Our IC products compete principally with those of Cypress Semiconductor, NXP Semiconductors, Microchip Technology, NEC, Renesas Electronics and Silicon Labs. Our RF power semiconductor competitors include Microsemi and Qorvo. Many of our competitors have greater financial, technical, marketing and management resources than we have. Some of these competitors may be able to sell their products at prices at which it would be unprofitable for us to sell our products or benefit from established customer relationships that provide them with a competitive advantage. We cannot assure that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

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

Our success depends upon our ability to attract and retain highly skilled technical, managerial, marketing and finance personnel, and, to a significant extent, upon the efforts and abilities of Nathan Zommer, Ph.D. and Uzi Sasson, our Chief Executive Officers, and other members of senior management. The loss of the services of one or more of our senior management or other key employees could adversely affect our business. We do not maintain key person life insurance on any of our officers, employees or consultants. There is intense competition for qualified employees in the semiconductor industry, particularly for highly skilled design, application and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified individuals who could leave us at any time in the future. If we grow, we expect increased demands on our resources, and growth would likely require the addition of new management and engineering staff as well as the development of additional expertise by existing management. If we lose the services of or fail to recruit key engineers or other technical and management personnel, our business could be harmed.

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

Approximately 10.2% of our net revenues for the nine months ended December 31, 2016 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 10.2% of our net revenues for the nine months ended December 31, 2016 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

Our business could also be harmed by delays in receiving or the failure to receive required approvals or clearances, the loss of obtained approvals or clearances or the failure to comply with existing or future regulatory requirements.

We invest in companies for strategic reasons and may need to record impairments in the value of the investments.

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

Nathan Zommer, Ph.D., Chief Executive Officer, beneficially owned, as of January 26, 2017, approximately 21.2% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly to date. The future market price of our common stock may also fluctuate significantly in the event of:

•	variations in our actual or expected quarterly operating results;

•	announcements or introductions of new products;

•	technological innovations by our competitors or development setbacks by us;

•	conditions in semiconductor markets;

•	the commencement or adverse outcome of litigation;

•	changes in analysts’ estimates of our performance or changes in analysts’ forecasts regarding our industry, competitors or customers;

•	announcements of merger or acquisition transactions or a failure to achieve the expected benefits of an acquisition as rapidly or to the extent anticipated by participants in the stock market;

•	terrorist attack or war;

•	sales of our common stock by one or more members of management, including Nathan Zommer, Ph.D., Chief Executive Officer; or

•	general economic and market conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 3, 2017, the Compensation Committee of the Board of Directors approved the elimination of any payment to Dr. Nathan Zommer, Chief Executive Officer, under the cash performance program for the fiscal year ended March 31, 2017.

Item 6. Exhibits

See the Index to Exhibits, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: February 7, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Number One to Revolving Credit Agreement dated as of February 26, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank. (Filed on December 21, 2016 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.2	Amendment Number Two to Revolving Credit Agreement dated as of December 14, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank. (Filed on December 21, 2016 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.