Form 10-K
period 2017-03-31
IXYS CORP /DE/
filed 2017-06-12
CIK 945699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sale price on the NASDAQ Global Select Market on September 30, 2016, was approximately $302,897,030. For purpose of this calculation, shares held or controlled by directors and executive officers have been excluded because they may be deemed to be “affiliates.” This determination is used for convenience and is not conclusive for any purpose. The number of shares of the registrant’s Common Stock outstanding as of May 23, 2017 was 32,014,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to follow its fiscal year ended March 31, 2017, to be filed subsequently — Part III of this Annual Report on Form 10-K.

IXYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

Our power semiconductor products have historically been divided into two primary categories, power MOS, or metal-oxide-silicon, transistors and bipolar products. Our power semiconductors are sold as individual units and are also packaged in high power modules that frequently consist of multiple semiconductor die. In our fiscal year ended March 31, 2017, or fiscal 2017, power semiconductors constituted approximately 68.8% of our revenues, which included 32.5% of revenues from power MOS transistors and related products and 36.3% of revenues from bipolar products. References to revenues in this Annual Report on Form 10-K constitute references to net revenues, except where the context otherwise requires.

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

We design and sell ICs that have applications in appliances, telecommunications, display, power management and security systems. In fiscal 2017, ICs constituted approximately 25.4% of our revenues.

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

We also design and sell RF power semiconductors that switch electricity at the high rates required by circuitry that generates radio frequencies. Our RF power devices are used in wireless infrastructure, industrial RF applications, medical systems and defense and space electronics. In fiscal 2017, systems and RF power semiconductors constituted approximately 5.8% of our revenues.

We design our power semiconductor, ICs, and systems and RF power semiconductor products primarily for industrial and business applications, rather than for use in consumer electronics.

In fiscal 2017, our products were used by over 3,500 end customers worldwide. Our major end customers include ABB, Boston Scientific, General Electric, Medtronic, Nidec, Schneider Electric, Siemens and Universal Electronics.

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

Power Semiconductors

Our power semiconductor products have historically been divided into two primary categories: power MOS transistors and bipolar products. Our power semiconductors are sold separately and are also packaged in high power modules that frequently consist of multiple semiconductor dice. In fiscal 2017, power semiconductors constituted approximately 68.8% of our revenues, which included about 32.5% of revenues from power MOS transistors and related products, and about 36.3% of revenues from bipolar products. In fiscal year ended March 31, 2016, or fiscal 2016, power semiconductors constituted approximately 67.3% of our revenues, which included about 30.9% of revenues from power MOS transistors and about 36.4% of revenues from bipolar products. In fiscal year ended March 31, 2015, or fiscal 2015, power semiconductors constituted approximately 64.8% of our revenues, which included about 26.1% of revenues from power MOS transistors and about 37.0% of revenues from bipolar products.

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

•

Power MOSFETs.    A power MOSFET, or metal-oxide-silicon field-effect transistor, is a switch controlled by voltage at the gate. Power MOSFETs are used in combination with passive components to vary the amperage and frequency of electricity by switching on and off at high frequency. With voltage ratings ranging from 36 to 4,700 volts, our power MOSFETs are used primarily in power conversion systems and are focused on higher voltage applications.

•

IGBTs.    IGBTs, or insulated-gate bipolar transistors, also are used as switches. IGBTs have achieved many of the advantages of power MOSFETs and of traditional bipolar technology by combining the voltage-controlled switching features of power MOSFETs with the superior conductivity and energy efficiency of bipolar transistors. For a given semiconductor die size, IGBTs can operate at higher currents and voltages, making them more cost-effective devices for high energy applications than power MOSFETs. Since our inception, we have developed IGBTs for high voltage applications. Our IGBTs, rated from 300 volts to 4,500 volts, are used principally in AC motor drives, power systems and defibrillators.

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

Integrated Circuits

Our integrated circuits address the demand for analog, mixed-signal and digital interface solutions in communication and other industries and include microcontrollers, mixed-signal ASICs, as designed for specific customers and as standard products, and power management and control ICs. ICs accounted for 25.4% of our revenues in fiscal 2017, 26.5% of our revenues in fiscal 2016 and 28.2% of our revenues in fiscal 2015.

Microcontrollers

A microcontroller is a computer-on-a-chip that is optimized to control electronic devices, such as motors and user interfaces on appliances. A microcontroller typically includes a central processing unit, non-volatile program memory, random access memory for data storage and various peripheral capabilities. The microcontroller includes application-specific software provided by customers and may include specialized peripheral device controllers and internal or external non-volatile memory components to enable the storage and access of additional program software. Our ZigBee® wireless microcontrollers offer system-on-a-chip, or SoC, solutions useful for home automation, smart energy and remote sensors. These ZigBee® wireless microcontrollers were acquired through the acquisition of RadioPulse, Inc., or RadioPulse, in May 2015.

Microcontroller devices have been incorporated into a wide variety of products in markets including consumer electronics, home appliances and security systems. Microcontrollers are generally segmented by word length, which is measured in bits ranging from 4-bit through 32-bit architectures. Our microcontroller product lines are focused on 8-bit microcontrollers. While traditional 16-bit and 32-bit architectures typically have higher performance, they can be too expensive for many high volume embedded control applications. Manufacturers will choose the appropriate microcontrollers based on cost, performance and functionality requirements.

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

Category	Our Products	End User Applications
Power Conversion Systems	FRED	SMPS and UPS for:
	IGBT	Wireless base stations
	MOSFET	Internet facilities
	Thyristor	Storage area networks
	Rectifier	RF generators
	IC gate driver	Renewable energy systems
	Embedded flash microcontroller	Low-power controllers
	Microcontroller	Industrial controllers
Battery chargers

Motor Drives	FRED	Automation
	IGBT	Robotics
	MOSFET	Process control equipment
	Thyristor	Machine tools
	IC gate driver	Electric trains
	Solid state relay	Fans
Microcontroller

Medical Electronics	IGBT	Defibrillators
	MOSFET	Medical imaging devices
	Thyristor	Laser power supplies
	RFID IC	Medical power supplies
	GaAs FET	Ultrasound
	ZigBee® wireless microcontroller	Patient monitoring

Telecommunications	SSR	Point-of-sale terminals
	MOSFET	Modems
	GaAs FET	Set top boxes
	Microcontroller	Wireless base stations
	Serial communication controller	Central office
Security systems
Telephone switches/PBX

Consumer Products	Display driver IC	Remote controllers
	RFID transponder	Appliances
	Microcontroller	Displays
	Embedded flash microcontroller	Internet of Things
ZigBee® wireless microcontroller

We also sell our power semiconductor dice to other power semiconductor companies for use in their modules.

Sales and Marketing

We sell our products through a worldwide selling organization that includes direct sales personnel, independent representatives and distributors. As of March 31, 2017, we employed 77 people in sales, marketing and customer support and used 33 sales representative organizations and 15 distributors in the Americas and 152 sales representative organizations and distributors in the rest of the world. Sales to distributors accounted for approximately 58.7% of net revenues in fiscal 2017, 56.7% of net revenues in fiscal 2016 and 55.6% of net revenues in fiscal 2015. One distributor, Allied Group (Hong Kong), accounted for 12.3%, 12.2% and 10.2% of net revenues in fiscal 2017, 2016 and 2015, respectively. Another distributor, Future Electronics, accounted for 10.8% and 10.5% of net revenues in fiscal 2017 and 2015, respectively.

In fiscal 2017, United States sales represented approximately 25.3%, and international sales represented approximately 74.7%, of our net revenues. Of our international sales in fiscal 2017, approximately 39.0% were derived from sales in Europe and the Middle East, approximately 57.5% were derived from sales in the Asia Pacific region and approximately 3.5% were derived from sales in India and the rest of the world. For financial information about geographic areas for each of our last three fiscal years, see Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated by reference into this Item 1. For a discussion of the risks attendant to our foreign operations, see Item 1A, “Risk Factors-Our international operations expose us to material risks,” which information is incorporated by reference into this Item 1.

We market our products through advertisements, technical articles and press releases that appear regularly in a variety of trade publications, as well as through the dissemination of brochures, data sheets and technical manuals. We also have a presence on the internet through a worldwide web page that enables engineers to access and download technical information and data sheets.

Research and Development

We believe that we successfully compete in our markets, in part because of our ability to design, develop and introduce new products offering technological improvements to the market on a timely basis. While the time from initiation of design to volume production of new semiconductors often takes 18 months or longer, our power semiconductors typically have a product life of several years. Our research and development expenses were approximately $30.5 million in fiscal 2017, $30.0 million in fiscal 2016 and $26.7 million in fiscal 2015. As of March 31, 2017, we employed 162 people in engineering and research and development activities.

We are engaged in ongoing research and development efforts focused on enhancements to existing products and the development of new products. Currently, we are pursuing research and development projects with respect to the following:

•	developing new power semiconductors and ICs for the Internet of Things, or IoTs, electric vehicles, or EVs, and medical applications;

•	increasing the operating range of our MOS and bipolar power semiconductor products;

•	increasing the operating range of our power diodes and rectifier products;

•	developing new gallium arsenide and gallium nitride amplifiers and MMICs;

•	developing new high voltage LED drivers and drivers for power MOSFETs, IGBTs and silicon carbide FETs;

•	developing higher power IGBT, thyristor and rectifier modules;

•	developing hybrids and modules with silicon carbide devices;

•	developing telecommunication and power solid-state relays;

•	developing high voltage integrated circuits, or HVICs, and optically isolated drivers for power management;

•	developing high current MOSFETs and IGBTs for power supplies, generators, inverters, automotive, EV and portable equipment markets;

•	developing silicon carbide devices for high power applications;

•	developing high power module products for automotive applications, chargers and EV;

•	developing high power module products for electric trains, solar inverters and wind power generators;

•	developing stacks and subsystems for electric trains and renewable energy markets;

•	developing ICs for telecommunications, VOIP, security and flexible displays;

•	developing solar-powered battery charging devices, products and circuits;

•	developing 8-bit, 16-bit and 32-bit embedded flash-based microcontrollers;

•	developing ICs for radio frequency identification, or RFID, tags and RFID tags evaluation boards;

•	developing SoCs with embedded microcontrollers, or MCUs, and ZigBee®, Bluetooth and wi-fi wireless connectivity for IoT applications;

•	developing software tools for our 8-bit and 32-bit MCUs;

•	developing pulse drivers for lasers, medical and laboratory systems; and

•	developing application-specific modules for defibrillators.

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

Patents and Other Intellectual Property Rights

As of March 31, 2017, we held 462 issued patents, of which 314 were issued in the U.S. and 148 were issued in international jurisdictions. We rely on a combination of patent rights, copyrights and trade secrets to protect the proprietary elements of our products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business. We also seek to protect our trade secrets and proprietary technology, in part through confidentiality agreements with employees, consultants and other parties. While we believe that our intellectual property rights are valuable, we also believe that other factors, such as innovative skills, technical expertise, the ability to adapt quickly to evolving customer requirements and new technologies, product support and customer relations, are of greater competitive significance.

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

We have four facilities which perform fabrication: in Lampertheim, Germany, we fabricate bipolar products; in Beverly, Massachusetts, we manufacture HVICs; in Fremont, California, we manufacture gallium arsenide RF power semiconductors; and in Chippenham, England, we fabricate very high power bipolar devices. We believe that our internal fabrication capabilities enable us to more quickly bring products to the market, retain certain proprietary aspects of our process technology and develop new innovations.

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

Measured in dollars, we relied on external foundries for approximately 47.4% of our wafer fabrication requirements in fiscal 2017. We have arrangements with a number of external wafer foundries, both for power semiconductors and ICs. Commonly, we provide our foundries forecasts for wafer fabrication six months in advance and make firm purchase commitments one to two months in advance of delivery.

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

Assembly

Packaging, or assembly, refers to the sequence of production steps that divide the wafer into individual die and enclose the dice in external structures, called packages, which make them useable in a circuit. Manufacturing typically involves the assembly and packaging of single semiconductor, or die, devices. Module manufacturing involves the assembly of multiple devices within a single package. SSR products involve multiple die assembly on a specialized lead frame. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer’s printed circuit boards.

Most of our wafers are sent to subcontract assembly facilities. We use assembly subcontractors located in Asia and Europe in order to take advantage of low assembly costs. Measured in dollars, approximately 65.6% of our products were, during fiscal 2017, assembled at external assembly facilities, and the rest were assembled in our Lampertheim, Chippenham and Fremont facilities.

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

Backlog

Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Purchase orders or agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, often not enforced. Therefore, a significant portion of our order backlog may be cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. At March 31, 2017, our backlog of orders was approximately $98.9 million as compared to $87.7 million at March 31, 2016. Backlog represents existing customer orders that, by their terms, are expected to be shipped within the 12 months following March 31, 2017.

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

Employees

At March 31, 2017, we employed 1,003 employees, of whom 162 were primarily engaged in engineering and research and development activities, 77 in marketing, sales and customer support, 680 in manufacturing and 84 in finance and administration. Of these employees, 230 hold engineering or science degrees, including 33 Ph.D.s. Certain employees at our Lampertheim and Chippenham facilities are subject to collective bargaining agreements. There have been no work stoppages at any of our facilities to date. We believe that our employee relations are good.

Seasonality

Over the years, we have experienced a pattern, although not consistently, in our September and December quarters of reduced revenues or reduced growth in revenues from quarter to sequential quarter because of summer vacation and year-end holiday schedules in our and our customers’ facilities, particularly in our European operations.

Available Information

We currently make available, through our website at http://www.ixys.com, free of charge, copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after submitting the information to the Securities and Exchange Commission, or SEC. None of the information posted on or accessible through our website is incorporated by reference into this Annual Report on Form 10-K by virtue thereof. You can also request free copies of such documents by contacting us at (408) 457-9000 or by sending an e-mail to investorrelations@ixys.net.

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

For the fiscal year ended March 31, 2017, our net revenues by region were approximately 25.3% in the United States, approximately 29.1% in Europe and the Middle East, approximately 42.9% in the Asia Pacific region and approximately 2.7% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the United Kingdom, or UK, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

•	foreign currency fluctuations, particularly in the Euro and the British pound;

•	longer payment cycles;

•	challenges in collecting accounts receivable;

•	changes in the laws, regulations or policies of the countries in which we manufacture or sell our products, including the present or future impact of the departure of the UK from the European Union;

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

Our sales of products manufactured in our Lampertheim, Germany facility and our costs at that facility are primarily denominated in Euros, and sales of products manufactured in our Chippenham, UK facility and our costs at that facility are primarily denominated in British pounds. Fluctuations in the value of the Euro and the British pound against the U.S. dollar could have a significant adverse impact on our balance sheet and results of operations. “Brexit,” the expected exit by the UK from the European Union, has, and in the future may, affect the value of the British pound and the Euro relative to one another and to the U.S. dollar. We generally do not enter into foreign currency hedging transactions to control or minimize currency fluctuation risks. Reductions in the value of the Euro or British pound would reduce our revenues recognized in U.S. dollars, all other things being equal. Changes in the value of the Euro or the British pound could cause or increase losses associated with foreign currency transactions. Fluctuations in currency exchange rates could cause our products to become more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Alternatively, fluctuations in currency exchange rates in the face of competitive pricing pressures could lead to lower gross profit margins, as customer prices in one currency fall relative to costs of production experienced in a different currency. If we expand our international operations or change our pricing practices to denominate prices in other foreign currencies, we could be exposed to even greater risks of currency fluctuations.

Our financial performance is dependent on economic stability and credit availability in international markets. Actions by governments to address deficits or sovereign or bank debt issues, particularly in Europe, could adversely affect gross domestic product or currency exchange rates in countries where we operate, which in turn could adversely affect our financial results. If our customers or suppliers are unable to obtain the credit necessary to fund their operations, we could experience increased bad debts, reduced product orders and interruptions in supplier deliveries leading to delays or stoppages in our production. Alternatively, governmental actions in China or other emerging markets to address economic problems, such as inflation, asset or other “bubbles” or the transfer of capital out of the country, could also adversely affect gross domestic product or the growth thereof and result in reduced product orders or increased bad debt expense for us. Brexit may result in additional tariffs on our products manufactured in the UK and sold elsewhere, resulting in competitive pricing pressures that may adversely affect our results of operations.

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

Of our net revenues for our fiscal year ended March 31, 2017, 47.4% came from wafers manufactured for us by a number of external foundries. In particular, the wafers for all of our microcontrollers are fabricated at external foundries. Our dependence on external foundries may grow.

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

We manufacture our products in facilities that are owned and operated by us, as well as in external wafer foundries and subcontract assembly facilities. The fabrication of semiconductors is a highly complex and precise process, and a substantial percentage of wafers could be rejected or numerous dice on each wafer could be nonfunctional as a result of, among other factors:

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

Business conditions in the semiconductor industry may rapidly change from periods of strong demand and insufficient production to periods of weakened demand and overcapacity. The industry in general is characterized by:

•	changes in product mix in response to changes in demand;

•	alternating periods of overcapacity and production shortages, including shortages of raw materials supplies and manufacturing services;

•	cyclical demand for semiconductors;

•	significant price erosion;

•	variations in manufacturing costs and yields;

•	rapid technological change and the introduction of new products: and

•	significant expenditures for capital equipment and product development.

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

Uncertain global macroeconomic conditions that affect the economy and the economic outlook of the United States, Europe, China and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, the impact of “Brexit” on the UK and the European Union, sovereign and foreign bank debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, trade disputes or changes in trading rules and tariffs between nations, consumer confidence, unemployment levels, interest rates, availability of capital, fuel and energy costs, tax rates, and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with credit payment terms. If customers’ cash flow or operating or financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s expected exit from the European Union could have a material adverse effect on our business and results of operations.

The UK government has initiated a process to leave the European Union and to negotiate the terms of the UK’s future relationship with the European Union. We face uncertainty regarding the impact of the expected exit of the UK from the European Union. Adverse consequences such as deterioration in global economic conditions, stability in global financial markets, volatility in currency exchange rates, new or increased tariffs or adverse changes in regulation of the cross-border agreements could have a negative impact on our operations, financial condition and results of operations.

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio that was effective at the time. As of March 31, 2017, we complied with all of the financial covenants.

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

In addition, our competitors or customers may offer new products based on new technologies, industry standards, end-user or customer requirements, including products that have the potential to replace our products or provide lower cost or higher performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

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

Approximately 10.2% of our net revenues for the fiscal year ended March 31, 2017 were derived from sales of products used in medical devices, such as defibrillators. Product liability risks may exist even for those medical devices that have received regulatory approval for commercial sale. We cannot be sure that the insurance that we maintain against product liability will be adequate to cover our losses. Any defects in our semiconductors used in these devices, or in any other product, could result in significant product liability costs to us.

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

In addition, approximately 10.2% of our net revenues for the fiscal year ended March 31, 2017 were derived from the sale of products included in medical devices that are subject to extensive regulation by numerous governmental authorities in the United States and internationally, including the U.S. Food and Drug

Administration, or FDA. The FDA and certain foreign regulatory authorities impose numerous requirements for medical device manufacturers to meet, including adherence to Good Manufacturing Practices, or GMP, regulations and similar regulations in other countries, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and by comparable agencies in other countries. Our failure to comply with applicable regulatory requirements could prevent our products from being included in approved medical devices or result in damages or other compensation payable to medical device manufacturers.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, flood and other natural disasters, as well as power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and our backup power sources have only a limited amount of time for the support of critical systems. Our facilities in California are located near major earthquake fault lines and have experienced earthquakes in the past. Globally, for example, the March 2011 earthquake in Japan adversely affected the operations of some of our Japanese suppliers, which limited the availability of certain production inputs to us for a period of time. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition and results of operations and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all our losses.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of May 23, 2017, approximately 20.9% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal facilities are described below:

Principal Facilities	Approximate Square Footage	Lease Expiration	Use
Beverly, Massachusetts	83,000	(1)	Research and development, manufacturing, sales and distribution
Chippenham, England	100,000	December 2022	Research and development, manufacturing, sales and distribution
Lampertheim, Germany	170,000	(1)	Research and development, manufacturing, sales and distribution
Manila, Philippines	43,000	September 2020	Product testing and global support
Milpitas, California	51,000	(1)	Corporate headquarters, research and development, sales and distribution

(1)	Owned, not leased.

We believe that our current facilities are suitable to our needs and will be adequate through at least fiscal year 2018 and that suitable additional or replacement space will be available in the future as needed on commercially reasonable terms. The Lampertheim property serves as collateral for a loan and is subject to a security interest.

Item 3.     Legal Proceedings

On April 17, 2017, North Plate Semiconductor, LLC, or NPS, filed an action for patent infringement against us in the United States District Court for the Eastern District of Michigan, alleging that certain of our IGBTs and power MOSFETs sold in the United States infringe U.S. patents owned by NPS. NPS accused us of infringing the following U.S. patents: 6,617,641; 6,620,653; 6,667,515; 6,717,210; 6,765,239 and 6,936,893. NPS’s complaint sought unspecified damages, but not less than a reasonable royalty on our products that NPS accused of infringement. In its complaint, NPS contended that our alleged infringement of NPS’s patents had been and continued to be willful and sought trebled damages.

There can be no assurance of a favorable outcome in the NPS suit. Although we believe that we have meritorious defenses to the claims of infringement set forth in NPS’s complaint, in the event of an adverse outcome, damages awarded by the U.S. District Court could be materially adverse to our financial condition, results of operations or cash flows.

We are also involved in a variety of other legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Item 4.    Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The executive officers, their ages and positions at our company, as well as certain biographical information of these individuals, are set forth below. The ages of the individuals are provided as of March 31, 2017.

Name	Age	Positions
Nathan Zommer	69	Chairman of the Board and Chief Executive Officer
Uzi Sasson	54	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

There are no family relationships among our directors and executive officers.

Nathan Zommer.    Dr. Zommer, founder of our company, has served as a Director since our inception in 1983, and has served as Chairman of the Board and Chief Executive Officer since March 1993. From 1993 to 2009, Dr. Zommer served as President and, from 1984 to 1993, Dr. Zommer served as Executive Vice President. Prior to founding our company, Dr. Zommer served in a variety of positions with Intersil, Hewlett Packard and General Electric, including as a scientist in the Hewlett Packard Laboratories and Director of the Power MOS Division for Intersil/General Electric. As our founder, Dr. Zommer has knowledge of our company’s complete history. This, taken together with his technical skills, background as an executive and over three decades of experience in the semiconductor industry, makes him uniquely qualified to be on our Board. Dr. Zommer received his B.S. and M.S. degrees in Physical Chemistry from Tel Aviv University and a Ph.D. in Electrical Engineering from Carnegie Mellon University.

Uzi Sasson.    Mr. Sasson has served as our Chief Executive Officer since August 2016, our President since December 2009, and our Chief Financial Officer and Secretary since November 2004. He has been a Director since June 2015 and he was also a Director from August to November 2004. From November 2004 to December 2009, Mr. Sasson was our Vice President and, from June 2007 to August 2010, Mr. Sasson held the title of Chief Operating Officer. Prior to joining our company, Mr. Sasson worked in tax, accounting and finance for technology and accounting firms. Mr. Sasson brings to the Board his decade long experience in the operational and financial matters of our company and expertise from his career in tax, public accounting and finance prior to joining our company. Mr. Sasson has a M.S. in Taxation and a B.S. in Accounting from Golden Gate University and is a Certified Public Accountant in California.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IXYS.” The following table presents, for the periods indicated, the intraday high and low sale prices per share of our common stock as reported by the NASDAQ Global Select Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2017:
High	$12.02	$12.24	$12.25	$14.60
Low	$9.59	$10.08	$10.06	$11.10
Fiscal Year Ended March 31, 2016:
High	$16.76	$15.62	$14.00	$12.60
Low	$11.05	$10.00	$10.84	$10.03

The number of record holders of our common stock as of May 23, 2017 was 221. During fiscal 2017, we paid a quarterly cash dividend of $0.04 per share for the quarter ended June 30, 2016. No dividends were declared for the remaining quarters of the year. The quarterly dividend is at the discretion of the Board of Directors. During fiscal 2016, we paid a quarterly cash dividend of $0.035 per share for the quarter ended June 30, 2015 and a quarterly cash dividend of $0.04 for the remaining quarters of the year.

Stock Performance Graph

The line graph below shows the total stockholder return of an investment of $100 in cash for the period from March 31, 2012 through March 31, 2017 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Standard & Poor’s Semiconductors Index. All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017 – January 31, 2017	—	—	—	832,578
February 1, 2017 – February 28, 2017	50,000	$12.64	50,000	782,578
March 1, 2017 – March 31, 2017	46,200	12.57	46,200	736,378

Total	96,200	$12.61	96,200

(1)	On August 28, 2015, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock.

Item 6.    Selected Financial Data

The following selected consolidated financial information should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended March 31, 2017, 2016 and 2015, and the balance sheet data as of March 31, 2017 and 2016 are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended March 31, 2014 and 2013 and the balance sheet data as of March 31, 2015, 2014 and 2013 are derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended March 31,
	2017	2016	2015	2014(1)	2013
	(In thousands, except per share amounts)
Statement of operations data:
Net revenues	$322,123	$317,209	$338,767	$336,330	$280,014
Cost of goods sold	216,541	217,451	236,802	236,120	195,134

Gross profit	105,582	99,758	101,965	100,210	84,880

Operating expenses:
Research, development and engineering	30,538	29,986	26,667	30,884	28,022
Selling, general and administrative	41,733	38,384	41,810	41,983	39,287
Amortization of acquisition-related intangible assets	3,068	5,555	5,978	10,521	2,244
Impairment of acquisition-related intangible assets	1,391	—	—	—	—

Total operating expenses	76,730	73,925	74,455	83,388	69,553

Operating income	28,852	25,833	27,510	16,822	15,327
Other income (expense):
Interest income	265	212	240	157	334
Interest expense	(2,545)	(1,641)	(1,397)	(1,579)	(938)
Other income (expense), net	2,328	(915)	4,077	(1,941)	(41)

Income before income tax provision	28,900	23,489	30,430	13,459	14,682
Provision for income tax	(7,552)	(8,748)	(6,690)	(7,413)	(7,034)

Net income	$21,348	$14,741	$23,740	$6,046	$7,648

Net income per share:
Basic	$0.68	$0.47	$0.75	$0.19	$0.25

Diluted	$0.66	$0.46	$0.74	$0.19	$0.24

Cash dividends per common share	$0.040	$0.155	$0.135	$0.120	$0.060

Weighted average shares used in per share calculation:
Basic	31,544	31,579	31,531	31,146	31,025

Diluted	32,248	32,381	32,239	31,916	31,695

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

	Year Ended March 31,
	2017	2016	2015	2014(1)	2013
	(In thousands)
Selected operating data:
Gross profit margin	32.8%	31.4%	30.1%	29.8%	30.3%
Depreciation and amortization	$10,597	$13,981	$17,311	$21,274	$12,492

	March 31,
	2017	2016	2015	2014(1)	2013
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$167,904	$155,806	$121,164	$98,438	$107,116
Working capital	266,000	253,820	169,096	177,684	188,111
Total assets	433,979	422,701	373,855	383,182	333,476
Total long-term obligations	98,310	108,896	27,760	43,204	31,640
Total stockholders’ equity	297,855	279,295	267,301	270,632	253,608

	Year Ended March 31,
	2017	2016	2015	2014(1)	2013
	(In thousands)
Cash flow data:
Cash provided by operating activities	$34,537	$29,593	$48,194	$19,329	$31,637
Cash used in investing activities(2)	(11,193)	(22,185)	(15,148)	(27,111)	(11,277)
Cash provided by (used in) financing activities	(6,998)	25,977	(5,129)	(3,344)	(10,856)

(1)	During fiscal 2014, we acquired a microcontroller product line from Samsung Electronics Co., Ltd.

(2)	Cash used in investing activities has been restated in accordance with the amended guidance we adopted in fiscal 2017 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the amended guidance.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our microcontrollers provide application-specific, embedded SoC, solutions for the industrial and consumer markets. Our analog and mixed-signal ICs are principally used in telecommunications applications. Our mixed-signal ASICs address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

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

From fiscal 2016 to fiscal 2017, our revenues increased. The increase in revenues reflected increased sales in most of our major application markets and in all of our major geographic areas, except the Asia Pacific region. Increasing sales of our power semiconductor products were the major contributor to our sales growth in fiscal 2017, while sales of ICs and systems and RF power semiconductors decreased as compared to fiscal 2016. The gross profit margin increased during fiscal 2017. This was primarily due to a shift in product mix towards higher-margin products and improved utilization of our capacity. Our selling expenses decreased in fiscal 2017 as the result of a selling expense accrued for a product issue in fiscal 2016, which was fully reversed upon resolution of the issue in fiscal 2017. Our general and administrative expenses increased, mainly because of a recovery of bad debt in fiscal 2016, which had the effect of reducing general and administrative expenses. Our research, development and engineering expenses, or R&D expenses, slightly increased due to increased R&D activities in fiscal 2017. Over the next year, we expect our selling expenses to vary with changing revenues. We expect our general and administrative expenses to remain relatively consistent. Similarly, we expect our R&D expenses to remain fairly consistent.

Critical Accounting Policies and Significant Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the reasonableness of its estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require that we make significant judgments and estimates in preparing our consolidated financial statements.

Revenue recognition.    Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are typically met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sales terms ex-works, or when product is delivered to the customer with sales terms delivered duty paid.

We sell to distributors and original equipment manufacturers. Approximately 58.7% of our net revenues in fiscal 2017 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. In the circumstances where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. Deferred amounts are presented net and included under “Accrued expenses and other current liabilities.” For fiscal 2017, 2016 and 2015, we were able to reasonably estimate the actual returns; therefore, no revenues and costs relating to distributors were deferred.

We state our revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of “Accrued expenses and other current liabilities.”

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

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2017, 2016 and 2015, under the program, approximately $1,459,000, $1,494,000 and $1,741,000, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to and deductions from our allowance for ship and debit during the three years ended March 31, 2017 (in thousands):

Balance March 31, 2014	$1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	1,059
Additions	4,479
Deductions	(4,672)

Balance March 31, 2016	866
Additions	7,363
Deductions	(6,680)

Balance March 31, 2017	$1,549

Trade accounts receivable and allowance for doubtful accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances and other specified accounts as necessary are reviewed individually. If we were to make different judgements of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is reported on the balance sheet as part of “Accounts receivable, net” and is included on the statement of operations as part of selling, general and administrative expenses, or SG&A expenses.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2014	$24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	22,753
Utilization or sale	(2,455)
Scrap	(3,217)
Additional provision	4,125
Foreign currency translation adjustments	174

Balance at March 31, 2016	21,380
Utilization or sale	(3,813)
Scrap	(3,682)
Additional provision	5,838
Foreign currency translation adjustments	(425)

Balance at March 31, 2017	$19,298

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2017 and 2016, our lower of cost or market reserves were $384,000 and $409,000, respectively.

Furthermore, we perform an annual inventory count or periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

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

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach effective prior to January 2017, there were two steps in the determination of the impairment of goodwill. The first step compared the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognized an impairment loss to the extent the carrying value of the reporting unit’s net assets exceeds the implied fair value of goodwill. An impairment loss was recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. In January 2017, FASB issued amended guidance which eliminated the second step in goodwill impairment testing. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance no longer requires us to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We adopted the new guidance on a prospective basis commencing with the quarter ended March 31, 2017. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the recent accounting pronouncements and accounting changes. We operate our business as one reporting unit.

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

Income tax.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our audited condensed consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. A valuation allowance reduces our deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies and other factors in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, then we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is likely that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, then the related portion of the valuation allowance will reduce income tax expense. Significant management judgment is required in determining our provision for income taxes and potential tax exposures, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the need for a related valuation allowance are monitored on an ongoing basis.

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

	Year Ended March 31,
	2017	% Change	2016	% Change	2015
	(000)		(000)		(000)
Net revenues	$322,123	1.5	$317,209	(6.4)	$338,767
Cost of goods sold	216,541	(0.4)	217,451	(8.2)	236,802

Gross profit	$105,582	5.8	$99,758	(2.2)	$101,965

Operating expenses:
Research, development and engineering	$30,538	1.8	$29,986	12.4	$26,667
Selling, general and administrative	41,733	8.7	38,384	(8.2)	41,810
Amortization of acquisition-related intangible assets	3,068	(44.8)	5,555	(7.1)	5,978
Impairment of acquisition-related intangible assets	1,391	nm	—	nm	—

Total operating expenses	$76,730	3.8	$73,925	(0.7)	$74,455

nm = not meaningful

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal years indicated. These historical operating results may not be indicative of the results for any future period.

	Year Ending March 31,
	2017 % of Net Revenues	2016 % of Net Revenues	2015 % of Net Revenues
Net revenues	100.0	100.0	100.0
Cost of goods sold	67.2	68.6	69.9

Gross profit	32.8	31.4	30.1

Operating expenses:
Research, development and engineering	9.5	9.5	7.9
Selling, general and administrative	13.0	12.1	12.3
Amortization of acquisition-related intangible assets	0.9	1.7	1.8
Impairment of acquisition-related intangible assets	0.4	—	—

Total operating expenses	23.8	23.3	22.0

Operating income	9.0	8.1	8.1
Other income (expense), net	—	(0.7)	0.9

Income before income tax provision	9.0	7.4	9.0
Provision for income tax	(2.4)	(2.8)	(2.0)

Net income	6.6	4.6	7.0

Revenues

The following table sets forth the net revenues for each of our product groups for fiscal 2017, 2016 and 2015:

Net Revenues(1)

	Year Ended March 31,
	2017	% Change	2016	% Change	2015
	(000)		(000)		(000)
Power semiconductors	$221,312	3.7	$213,347	(2.8)	$219,445
Integrated circuits	82,067	(2.4)	84,078	(12.0)	95,547
Systems and RF power semiconductors	18,744	(5.3)	19,784	(16.8)	23,775

Total	$322,123	1.5	$317,209	(6.4)	$338,767

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for fiscal 2017, 2016 and 2015:

Average Selling Prices

	Year Ended March 31,
	2017	% Change	2016	% Change	2015
Power semiconductors	$1.72	(7.0)	$1.85	(11.9)	$2.10
Integrated circuits	$0.45	—	$0.45	2.3	$0.44
Systems and RF power semiconductors	$36.61	(26.5)	$49.83	45.9	$34.16

Units

	Year Ended March 31,
	2017	% Change	2016	% Change	2015
	(000)		(000)		(000)
Power semiconductors	128,985	11.7	115,428	10.6	104,345
Integrated circuits	180,726	(2.0)	184,443	(14.8)	216,358
Systems and RF power semiconductors	512	29.0	397	(43.0)	696

Total	310,223	3.3	300,268	(6.6)	321,399

The following tables set forth the net revenues by geographic region for fiscal 2017, 2016 and 2015:

	Year Ended March 31,
	2017		2016		2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(000)		(000)		(000)
Europe and the Middle East	$93,820	29.1	$92,339	29.1	$100,102	29.5
Asia Pacific	138,240	42.9	140,188	44.2	143,071	42.2
Rest of the World	8,564	2.7	8,688	2.7	10,280	3.1

International revenues	240,624	74.7	241,215	76.0	253,453	74.8
USA	81,499	25.3	75,994	24.0	85,314	25.2

Total	$322,123	100.0	$317,209	100.0	$338,767	100.0

Comparison of Fiscal 2016 Revenues to Fiscal 2017 Revenues

From fiscal 2016 to fiscal 2017, net revenues increased by $4.9 million, or 1.5%, which reflected an increase of $8.0 million, or 3.7%, in the sale of power semiconductors, offset by a decrease of $2.0 million, or 2.4%, in the sale of ICs and a decrease of $1.1 million, or 5.3%, in the sale of systems and RF power semiconductors.

The increase in the net revenues from power semiconductors was largely the result of a $6.5 million increase in the sale of power MOS transistors, primarily to the consumer products market and the communication infrastructure market, and a $1.5 million increase in the sale of bipolar products, principally to the medical market and the industrial and commercial market. The decline in the net revenues from ICs was largely caused by a $4.0 million decrease in the sale of microcontrollers to the consumer products market, partially offset by a $2.0 million increase in the sale of ICs, mainly due to the increased sale of SSRs to the industrial and commercial market. The revenues from the sale of systems and RF power semiconductors decreased primarily due to a $4.6 million decrease in the sale of subassemblies principally to the industrial and commercial market, partially offset by a $3.5 million increase in the sale of RF power semiconductors, primarily to the military and aerospace market and communication infrastructure market.

From fiscal 2016 to fiscal 2017, the ASPs of ICs remained unchanged while the ASPs of power semiconductors and systems and RF power semiconductors decreased. The reductions in the ASPs of power semiconductors were largely because of a reduction in the ASPs of bipolar devices, which was caused by a shift in product mix as we shipped higher quantities of lower-priced products. The decrease in the ASPs of systems and RF power semiconductors was due to a reduction in the ASPs of subassemblies, partially offset by an increase in the ASPs of RF power semiconductors.

From fiscal 2016 to fiscal 2017, the increase in unit shipments of our power semiconductors was caused by both more power MOS transistors and bipolar devices being shipped. The unit decline in ICs was principally caused by reduced shipments of microcontrollers, partially offset by higher shipments of SSRs and ASICs. The increase in systems and RF power semiconductor units was caused by higher shipments of RF power semiconductors.

Intellectual property revenues, consisting of sales, licensing fees and royalties, were $476,000 for fiscal 2017 as compared to $933,000 for fiscal 2016.

From fiscal 2016 to fiscal 2017, our sales to all major application markets increased, except the consumer products market. Geographically, we experienced increased sales in all major geographic regions, except the Asia Pacific region.

In fiscal 2017 and 2016, a distributor accounted for 12.3% and 12.2% of our net revenues, respectively. In fiscal 2017, another distributor accounted for 10.8% of our net revenues.

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

The decrease in power semiconductors was primarily due to a $10.0 million decrease in the sale of bipolar products, primarily to the industrial and commercial market, offset by a $4.5 million increase in the sale of power MOS transistors, principally to the industrial and commercial market. The decline in revenues from ICs was largely caused by reduced sales of microcontrollers. The revenues from the sale of systems and RF power semiconductors decreased primarily due to reduced sales of subassemblies to the industrial and commercial market and a decline in the sale of RF power semiconductors.

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

Gross Profit

From fiscal 2016 to fiscal 2017, gross profit increased by $5.8 million and the gross profit margin increased from 31.4% to 32.8%. The increase in gross profit, measured both in dollars and in percentage of net revenues, was largely because of a shift in our product mix towards higher-margin products and higher utilization of our manufacturing facilities.

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

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. From fiscal 2016 to fiscal 2017, our R&D expenses increased by $552,000 due to an increase in R&D activities in fiscal 2017. As a percentage of net revenues, R&D expenses were 9.5% in both fiscal years. From fiscal 2015 to fiscal 2016, R&D expenses increased by $3.3 million and increased from 7.9% to 9.5% as a percentage of net revenues. The increases were largely due to the acquisition of RadioPulse in fiscal 2016.

Selling, General and Administrative

From fiscal 2016 to fiscal 2017, SG&A expenses increased by approximately $3.3 million and increased from 12.1% to 13.0% as a percentage of net revenues. The increase was mainly due to a recovery in bankruptcy in fiscal 2016, which had the effect of reducing bad debt expenses by $2.7 million, and an increase in general and administrative expenses.

From fiscal 2015 to fiscal 2016, SG&A expenses decreased by approximately $3.4 million and decreased from 12.3% to 12.1% as a percentage of net revenues. The decreases were mainly due to lower bad debt expenses caused by the $2.7 million recovery in bankruptcy, lower selling expenses corresponding to the reduced revenues and lower legal expenses.

Amortization of Acquisition-Related Intangible Assets

In May 2015, we acquired RadioPulse and recorded $2.9 million of identifiable intangible assets. During the quarter ended June 30, 2013, we completed the acquisition of a 4-bit and 8-bit microcontroller product line, or the Acquired MCU Business, and recorded $24.0 million of intangible assets. We also recorded certain intangible assets during fiscal 2010 in connection with the acquisition of Zilog. The intangible assets from these acquisitions are amortized based upon their estimated useful lives of up to 72 months. For fiscal 2017, 2016 and 2015, amortization expenses on acquisition-related intangible assets were $3.1 million, $5.6 million and $6.0 million, respectively. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding acquisition-related intangible assets.

Impairment of Acquisition-Related Intangible Assets

During fiscal 2017, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired. Accordingly, we recorded an impairment charge of $1.4 million. See Note 7, “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a further discussion of the impairment analysis of acquisition-related intangible assets.

Other Income (Expense)

In fiscal 2017, interest expense, net was $2.3 million as compared to $1.4 million in fiscal 2016 and $1.2 million in fiscal 2015. The increase in interest expense, net from fiscal 2016 to fiscal 2017 was primarily due to a higher average principal balance under the line of credit during fiscal 2017. The increase in interest expense, net from fiscal 2015 to fiscal 2016 was primarily due to an additional loan under the line of credit during fiscal 2016. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the arrangement.

In fiscal 2017, other income, net was $2.3 million as compared to other expense, net of $915,000 in fiscal 2016 and other income, net of $4.1 million in fiscal 2015, respectively. The shift from other expense, net, in fiscal 2016 to other income, net, in fiscal 2017 was primarily caused by gains associated with changes in exchange rates for foreign currency transactions and gains from equity method investments. The shift from other income, net, in fiscal 2015 to other expense, net in fiscal 2016 was primarily caused by losses associated with changes in exchange rates for foreign currency transactions, offset by a decrease in the other than temporary write-down of our investments in marketable equity securities. In fiscal 2015, we recorded $1.9 million in the other than temporary write-down of our investments in marketable equity securities while $454,000 was recorded in the other than temporary write-down of our investments in marketable equity securities in fiscal 2016.

Provision for Income Tax

In fiscal 2017, the provision for income taxes reflected an effective tax rate of 26% as compared to 37% in fiscal 2016 and 22% in fiscal 2015. The fiscal 2017 and 2015 tax rates reflected higher income generated in certain foreign jurisdictions with lower taxes rates. The fiscal 2016 tax rate increase was caused by an out-of-period adjustment of 6% of pretax income and the recording of valuation allowances for net operating losses generated in foreign jurisdictions. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding provision for income taxes.

Liquidity and Capital Resources

At March 31, 2017, cash and cash equivalents and restricted cash were $169.2 million as compared to $156.1 million at March 31, 2016 and $121.4 million at March 31, 2015. Over the past three fiscal years, the cash generated by our operations, along with the borrowing under our revolving line of credit, has provided sufficient liquidity for our needs.

Our cash provided by operating activities in fiscal 2017 was $34.5 million, primarily due to $21.3 million of net income, $13.0 million for receivable and inventory allowances and $12.0 million depreciation, amortization and impairment. These were partially offset by a net decrease of $17.5 million in operating assets and liabilities. Our cash provided by operating activities in fiscal 2016 was $29.6 million, primarily due to $14.7 million of net income, $14.0 million depreciation and amortization and $8.4 million for receivable and inventory allowances. These were partially offset by a net decrease of $15.3 million in operating assets and liabilities. Our cash provided by operating activities in fiscal 2015 was $48.2 million, primarily due to $23.7 million of net income, $17.3 million depreciation and amortization and $11.8 million for receivable and inventory allowances. These were partially offset by a net decrease of $5.6 million in operating assets and liabilities.

We used $11.2 million in net cash for investing activities during fiscal 2017, as compared to $22.2 million in fiscal 2016 and $15.1 million in fiscal 2015. In fiscal 2017, 2016 and 2015, we spent $4.7 million, $15.1 million and $8.2 million, respectively, on the purchases of investments and business acquisitions and we spent $7.4 million, $7.1 million and $7.0 million on capital expenditures, respectively. Over the past three fiscal years, the capital expenditures were principally for equipment required to maintain or increase our production capacity.

For fiscal 2017, net cash used in financing activities was $7.0 million, as compared to net cash provided in financing activities of $26.0 million in fiscal 2016 and net cash used in financing activities of $5.1 million in fiscal 2015. In fiscal 2017, we used $9.0 million for principal repayments on loan obligations, $1.3 million for cash dividends and $1.2 million to purchase treasury stock, offset by proceeds from employee equity plans of $4.5 million.

In fiscal 2016, we received proceeds of $83.0 million from loans and $4.3 million from employee equity plans, offset by $48.1 million of principal repayments on capital lease and loan obligations, $8.4 million to purchase treasury stock and $4.9 million of cash dividends.

In fiscal 2015, we drew an additional $30.0 million from our line of credit and we paid the two remaining installments due for the Acquired MCU Business purchased in fiscal 2014. In addition, we used $4.3 million for payments of cash dividends to stockholders and $3.6 million for principal repayments on capital lease and loan obligations, offset by proceeds from employee equity plans of $2.6 million.

At March 31, 2017, loans payable totaled $77.8 million, consisting of an outstanding loan balance of $5.0 million owed IKB Deutsche Industriebank, or IKB, a revolving loan of $72.6 million under a Revolving Credit Agreement and $288,000 of loans assumed upon business acquisitions. Of the loans payable, $1.1 million are classified as short-term loans and included in “Current portion of loans payable” in our audited consolidated balance sheet as of March 31, 2017. The loans payable of $77.8 million represented 46.0% of our cash and cash equivalents and restricted cash and 26.1% of our stockholders’ equity. Over the past three fiscal years, making our loan payments did not materially affect our ability to fund our operating needs.

In June 2005, IXYS Semiconductor GmbH, our German subsidiary, borrowed €10.0 million, or about $12.2 million at the time, from IKB. In April 2015, we replaced the loan with a new loan from IKB. Under the new agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $248,000, and a payment of accrued interest are required. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the loan.

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a revolving line of credit of $125.0 million. In December 2016, the term of the loan was extended to November 20, 2019. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the agreement. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information regarding the terms of our credit arrangements.

In fiscal 2017, 2016 and 2015, we paid $1.3 million, $4.9 million and $4.3 million in dividends, respectively, through a quarterly cash dividend of up to $0.04 per share. No dividends were declared for the three quarters ended March 31, 2017. Any quarterly dividend is at the discretion of the Board of Directors.

On May 1, 2015, we acquired RadioPulse. At closing, we paid a cash consideration of $14.7 million. We assumed loans of approximately $2.4 million related to the acquisition of RadioPulse. These loans were primarily short-term facilities from financial institutions and carried a weighted average interest rate of 4.9%. The facilities were partially secured by bank deposits that were classified as restricted cash on our consolidated balance sheets. The loans were paid off in April 2016.

We assumed loans of approximately $723,000, related to an acquisition completed during the quarter ended June 30, 2014. The assumed borrowings were non-interest loans from government agencies to support the research and development activities with various maturity dates through fiscal 2021, other than a loan of $99,000 that we paid in full during the quarter ended September 30, 2014.

Additionally, we maintain three defined benefit pension plans: one in the UK, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The UK and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at March 31, 2017 was $14.9 million. See Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of the investment return assumptions, the underlying estimates and the expected future cash flows associated with the pension plans.

As of March 31, 2017, we had $167.9 million in cash and cash equivalents. As of March 31, 2017, $74.0 million of our $167.9 million of cash and cash equivalents were held by our non-U.S. subsidiaries. Our non-U.S. cash and cash equivalents have been indefinitely reinvested and are earmarked for investment in our operations outside the U.S. and future acquisitions of non-U.S. entities. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development or one or more acquisitions. We occasionally use forward and option contracts in the normal course of business to manage our foreign currency exchange risks. We did not have any open foreign exchange forward and option contracts at March 31, 2017. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Off-Balance Sheet Arrangements

As of March 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partners, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Disclosures about Contractual Obligations and Commercial Commitments

Details of our contractual obligations and commitments as of March 31, 2017 to make future payments under contracts are set forth below (in thousands):

Contractual Obligations(1)(2)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(3)(4)	$77,849	$1,058	$74,695	$2,096	$—
Operating lease obligations	4,786	1,350	2,296	1,140	—
Other purchase obligations(5)	26,476	23,700	2,776	—	—

Total	$109,111	$26,108	$79,767	$3,236	$—

(1)	Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The table also excludes contributions we made to defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans and our defined contribution plan, in Note 14, “Employee Savings and Retirement Plans” and Note 9, “Pension Plans” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)	We are unable to reliably determine the timing of future payments related to our uncertain tax positions. Therefore, $6.4 million of income taxes payable have been excluded from the table above. However, long term income taxes payable, which is a part of our consolidated balance sheet, includes these uncertain tax payments.

(3)	Includes principal only since the interest rates are variable. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more details.

(4)	Includes approximately $399,000 of unamortized balance of debt issuance cost. See Note 8, “Borrowing Arrangements” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more details.

(5)	Represents commitments for purchase of inventory and property and equipment. These were not recorded as liabilities on our consolidated balance sheet as of March 31, 2017, as we had not yet received the related goods or taken title to the property.

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

The impact on the fair market value of our cash equivalents and our earnings from a hypothetical 100 basis point adverse change in interest rates as of the end of fiscal 2017 would have had the effect of reducing our net income by an amount less than $1.0 million. Our cash and cash equivalents have historically been held in accounts and instruments where the principal was not subject to interest rate risk. The sensitivity analysis was accomplished by estimating the impact of a 100 basis point increase in interest rates on our variable rate borrowings while assuming no increase in interest income on our cash and cash equivalents.

We have interest rate risk from a $125.0 million revolving line of credit. Borrowings may be repaid and re-borrowed during the term of the credit agreement. The obligations are guaranteed by four of our subsidiaries. All amounts owed under the credit agreement are due and payable on November 20, 2019. At March 31, 2017, the outstanding principal balance under the credit agreement was $72.6 million.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of March 31, 2017 was 2.85%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

Revenues from our foreign subsidiaries were approximately 46.0% of total revenues in fiscal 2017. To the extent not U.S. dollar denominated, these revenues are primarily denominated in Euros and British pounds. Our risk to foreign currencies is partially offset by the natural hedge of manufacturing and selling goods in the local currency. Most of our principal foreign subsidiaries use their respective local currencies as their functional currency.

Although from time to time we enter into a limited number of foreign exchange forward or option contracts to help manage foreign currency exchange risk associated with certain of our operations, we do not generally hedge foreign currency exchange rates. We do not enter into these contracts for trading purposes and do not expect gains or losses on these contracts to have a material impact on our financial results. At the year ended March 31, 2017, we did not have any outstanding derivative contracts.

A hypothetical 10% adverse fluctuation in the exchange rate between the Euro and the U.S. dollar and the exchange rate between the British pound and the U.S. dollar would have had the effect of reducing our net income as of the end of fiscal 2017 by less than $4.0 million. Because of the operation of our principal foreign units in their own functional currencies, this sensitivity analysis was undertaken by examining the net income or loss of the foreign units incorporated into our statement of operations and testing the impact of the hypothetical change in exchange rates on such income or loss. The hypothetically derived net income or loss of the foreign units was then calculated with our statement of operations data to derive the hypothetical impact on our net income. Additionally, the impact of the hypothetical change in exchange rates on the balance sheets of our principal foreign units was examined and the hypothetical transaction effects, using normal accounting practices, were incorporated into the analysis.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited the accompanying consolidated balance sheets of IXYS Corporation (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IXYS Corporation at March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IXYS Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2017 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 12, 2017

IXYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$167,904	$155,806
Restricted cash	1,330	277
Accounts receivable, net	41,167	38,440
Inventories	89,436	89,604
Prepaid expenses and other current assets	3,977	4,203

Total current assets	303,814	288,330
Property, plant and equipment, net	42,240	42,623
Acquired intangible assets	2,984	7,607
Goodwill	42,227	42,355
Deferred income taxes	24,739	28,024
Other assets	17,975	13,762

Total assets	$433,979	$422,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	$1,058	$1,804
Accounts payable	11,409	11,416
Accrued expenses and other current liabilities	25,347	21,290

Total current liabilities	37,814	34,510
Long term loans, net of current portion	76,791	85,253
Pension liabilities	14,901	16,307
Other long term liabilities	6,618	7,336

Total liabilities	136,124	143,406

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,326,329 issued and 31,912,021 outstanding at March 31, 2017 and 38,214,158 issued and 31,375,524 outstanding at March 31, 2016	383	382
Additional paid-in capital	217,355	214,045
Treasury stock, at cost: 6,414,308 common shares at March 31, 2017 and 6,838,634 common shares at March 31, 2016	(58,347)	(61,845)
Retained earnings	167,009	146,979
Accumulated other comprehensive income (loss)	(28,545)	(20,266)

Total stockholders’ equity	297,855	279,295

Total liabilities and stockholders’ equity	$433,979	$422,701

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share data)
Net revenues	$322,123	$317,209	$338,767
Cost of goods sold	216,541	217,451	236,802

Gross profit	105,582	99,758	101,965

Operating expenses:
Research, development and engineering	30,538	29,986	26,667
Selling, general and administrative	41,733	38,384	41,810
Amortization of acquisition-related intangible assets	3,068	5,555	5,978
Impairment of acquisition-related intangible assets	1,391	—	—

Total operating expenses	76,730	73,925	74,455

Operating income	28,852	25,833	27,510
Other income (expense):
Interest income	265	212	240
Interest expense	(2,545)	(1,641)	(1,397)
Other income (expense), net	2,328	(915)	4,077

Income before income tax provision	28,900	23,489	30,430
Provision for income tax	(7,552)	(8,748)	(6,690)

Net income	$21,348	$14,741	$23,740

Net income per share:
Basic	$0.68	$0.47	$0.75

Diluted	$0.66	$0.46	$0.74

Cash dividends per common share	$0.040	$0.155	$0.135

Weighted average shares used in per share calculation:
Basic	31,544	31,579	31,531

Diluted	32,248	32,381	32,239

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net income	$21,348	$14,741	$23,740
Foreign currency translation adjustments	(8,594)	2,938	(24,112)
Changes in market value of investments:
Changes in unrealized gains (losses), net of income taxes of $(82) in 2017, $(231) in 2016 and $(825) in 2015, respectively	(106)	(362)	(1,536)
Reclassification adjustment for net losses (gains) realized in net income, net of income taxes of $(19) in 2017, $182 in 2016 and $655 in 2015, respectively	(31)	273	1,218

Net change in market value of investments	(137)	(89)	(318)

Changes in accumulated net actuarial income (loss):
Changes in accumulated net actuarial income (loss), net of income taxes of $100 in 2017, $(634) in 2016 and $(960) in 2015, respectively	196	(71)	(3,830)
Reclassification adjustment for net losses (gains) realized in net income, net of income taxes of $131 in 2017, $393 in 2016 and $36 in 2015, respectively	256	44	143

Net changes in defined benefit plan accumulated net actuarial income (loss)	452	(27)	(3,687)

Other comprehensive income (loss)	(8,279)	2,822	(28,117)

Total comprehensive income (loss)	$13,069	$17,563	$(4,377)

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock and Additional Paid-In Capital		Treasury Shares	Treasury Amount	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2014	38,017	$206,670	6,663	$(58,782)	$117,715	$5,029	$270,632
Net income					23,740		23,740
Other comprehensive income (loss)						(28,117)	(28,117)
Stock-based compensation		2,867					2,867
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	100	551					551
Re-issuance of treasury stock under stock compensation plans			(221)	1,949	(58)		1,891
Dividends					(4,263)		(4,263)

Balances, March 31, 2015	38,117	210,088	6,442	(56,833)	137,134	(23,088)	267,301
Net income					14,741		14,741
Other comprehensive income (loss)						2,822	2,822
Stock-based compensation		3,343					3,343
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	97	996					996
Purchase of treasury stock			772	(8,352)			(8,352)
Re-issuance of treasury stock under stock compensation plans			(375)	3,340			3,340
Dividends					(4,896)		(4,896)

Balances, March 31, 2016	38,214	214,427	6,839	(61,845)	146,979	(20,266)	279,295
Net income					21,348		21,348
Other comprehensive income (loss)						(8,279)	(8,279)
Stock-based compensation		3,438					3,438
Proceeds from sale of shares through employee equity incentive plans, related excess tax benefits and others	112	(127)					(127)
Purchase of treasury stock			96	(1,213)			(1,213)
Re-issuance of treasury stock under stock compensation plans			(521)	4,711	(60)		4,651
Dividends					(1,258)		(1,258)

Balances, March 31, 2017	38,326	$217,738	6,414	$(58,347)	$167,009	$(28,545)	$297,855

The accompanying notes are an integral part of these consolidated financial statements.

IXYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$21,348	$14,741	$23,740
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	10,597	13,981	17,311
Provision for receivable allowances	10,854	6,795	8,935
Write-down of goodwill and other intangibles	1,391	—	—
Net change in inventory provision	2,172	1,576	2,852
Stock-based compensation	3,438	3,343	2,867
Loss (gain) on investments	(808)	605	1,785
Deferred income taxes	3,174	3,768	1,340
Foreign currency adjustments on intercompany amounts and other non-cash items	(173)	63	(5,020)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(14,299)	(2,238)	(7,342)
Inventories	(5,527)	(7,702)	(2,203)
Prepaid expenses and other assets	162	(1,320)	5,931
Accounts payable	(529)	(2,173)	(2,646)
Accrued expenses and other current liabilities	3,577	(693)	2,058
Pension liabilities	(840)	(1,153)	(1,414)

Net cash provided by operating activities	34,537	29,593	48,194

Cash flows from investing activities:
Purchase of businesses, net of cash and cash equivalents acquired and installment payments	—	(14,472)	(2,297)
Purchases of investments	(4,725)	(629)	(5,887)
Purchases of plant and equipment	(7,377)	(7,110)	(7,018)
Proceeds from sale of investments	810	26	54
Proceeds from sale of fixed assets	99	—	—

Net cash used in investing activities	(11,193)	(22,185)	(15,148)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(472)	(2,414)
Repayments of loans and notes payable	(9,051)	(47,606)	(1,144)
Installment payments for business acquisition	—	—	(30,000)
Proceeds from loans	—	82,967	30,000
Purchases of treasury stock	(1,213)	(8,352)	—
Payments of cash dividends to stockholders	(1,258)	(4,896)	(4,263)
Proceeds from employee equity plans	4,524	4,336	2,692

Net cash provided by (used in) financing activities	(6,998)	25,977	(5,129)

Effect of exchange rate fluctuations on cash and cash equivalents	(3,195)	1,268	(5,262)

Net increase in cash and cash equivalents	13,151	34,653	22,655
Cash and cash equivalents and restricted cash at beginning of the year(1)	156,083	121,430	98,775

Cash and cash equivalents and restricted cash at end of the year(2)	$169,234	$156,083	$121,430

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,545	$1,992	$2,172
Cash paid during the period for income taxes	$3,985	$5,669	$1,416

(1)	Includes restricted cash of $277,000, $266,000 and $337,000 for fiscal 2017, 2016 and 2015, respectively.
(2)	Includes restricted cash of $1.3 million, $277,000 and $266,000 for fiscal 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We design, develop, manufacture and market power semiconductors, digital and analog integrated circuits, or ICs, and systems and radio frequency, or RF, power semiconductors.

Power semiconductors are used primarily in controlling energy in motor drives, power conversion including uninterruptible power supplies and switch mode power supplies and medical electronics. Our power semiconductors convert electricity at relatively high voltage and current levels to create efficient power as required by a specific application. Our target market includes segments of the power semiconductor market that require medium to high power semiconductors, with a particular emphasis on high power semiconductors. Our power semiconductors include power metal-oxide-silicon field-effect transistors, or MOSFETs, insulated-gate bipolar transistors, or IGBTs, thyristors and rectifiers, including fast-recovery epitaxial diodes, or FREDs. Our ICs include solid state relays, or SSRs, for telecommunications applications and power management and control ICs, such as current regulators, motion controllers, digital power modulators and drivers, and microcontrollers such as embedded flash microcontrollers and 8-bit microcontrollers. Our systems include laser diode drivers, high voltage pulse generators and modulators, and high power subsystems, sometimes known as stacks, that are principally based on our high power semiconductor devices.

We sell products in North America, Europe and the Middle East and Asia through an organization that includes direct sales personnel, independent representatives and distributors. We are headquartered in Northern California with principal operations in Massachusetts, the Netherlands, Germany, the Philippines and the United Kingdom, or UK. Each site has manufacturing, research and development and/or sales and distribution activities. We also make use of subcontract manufacturers for fabrication of wafers and for assembly and test operations. Our fiscal years end on March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ended or ending on March 31 of such numerically identified year.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of IXYS Corporation and our wholly-owned subsidiaries after elimination of all intercompany balances and transactions.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are typically met when title to the products is passed to the buyer, which is generally when product is shipped to the customer with sales terms ex-works, or when product is delivered to the customer with sales terms delivered duty paid.

We sell to distributors and original equipment manufacturers. Revenues from distributors were approximately 58.7%, 56.7% and 55.6% in fiscal 2017, 2016 and 2015, respectively. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. We provide some of our distributors with the following programs: stock rotation and ship and debit. Reserves for sales returns and allowances, including allowances for “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns, current economic trends and changes in customer demand.

We state our revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of “Accrued expenses and other current liabilities.”

Allowance for sales returns.    We maintain an allowance for sales returns based on estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, known returns we have not received, current economic trends, changes in customer demand, and other assumptions. If we were to make different judgments or utilize different estimates, the amount and timing of our revenues could be materially different. Given that our revenues consist of a high volume of relatively similar products, to date our actual returns and allowances have not fluctuated significantly from period to period and our returns provisions have historically been reasonably accurate. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations.

Allowance for stock rotation.    We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. In the fiscal years ended March 31, 2017, 2016 and 2015, approximately $1,459,000, $1,494,000 and $1,741,000, respectively, of products were returned to us under the program. We establish the allowance for sales to distributors. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

Allowance for ship and debit.    Ship and debit is a program designed to assist distributors in meeting competitive prices in the marketplace on sales to their end-customers. Ship and debit requires a request from the distributor for a pricing adjustment for a specific part for a customer sale to be shipped from the distributor’s stock. We have no obligation to accept this request. However, it is our historical practice to allow some distributors to obtain pricing adjustments for inventory held. We receive periodic statements regarding our products held by our distributors. Ship and debit authorizations may cover current and future distributor activity for a specific part for sale to a distributor’s customer. At the time we record sales to distributors, we provide an allowance for the estimated future distributor activity related to such sales since it is probable that such sales to distributors will result in ship and debit activity. The sales allowance requirement is based on sales during the period, credits issued to distributors, distributor inventory levels, historical trends, market conditions, pricing trends we see in our direct sales activity with original equipment manufacturers and other customers, and input from sales, marketing and other key management. We believe that the analysis of these inputs enables us to make reliable estimates of future credits under the ship and debit program. This analysis requires the exercise of significant judgments. Our actual results to date have approximated our estimates. At the time the distributor ships the part from stock, the distributor debits us for the authorized pricing adjustment. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. If competitive pricing were to decrease sharply and unexpectedly, our estimates might be insufficient, which could significantly adversely affect our operating results.

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three years ended March 31, 2017 (in thousands):

Balance March 31, 2014	$1,071
Additions	5,765
Deductions	(5,777)

Balance March 31, 2015	1,059
Additions	4,479
Deductions	(4,672)

Balance March 31, 2016	866
Additions	7,363
Deductions	(6,680)

Balance March 31, 2017	$1,549

Trade accounts receivable and allowance for doubtful accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances and other specified accounts as necessary are reviewed individually. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Actual write-offs may be in excess of the recorded allowance. This allowance is reported on the balance sheet as part of “Accounts receivable, net” and is included on the statement of operations as part of selling, general and administrative expenses, or SG&A expenses.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents include investments in commercial paper and money market accounts at banks.

Restricted Cash

Restricted cash balances at March 31, 2017 and March 31, 2016 were $1.3 million and $277,000, respectively. At both dates, restricted cash balances included funds segregated for pension payments in Germany. Restricted cash as of March 31, 2017 also included a security deposit of €1.0 million, or approximately $1.1 million, made in relation to a loan with IKB Deutsche Industriebank, or IKB, during fiscal 2017. The security deposit will mature on December 29, 2017, so long as compliance occurs through that date.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

Balance at March 31, 2014	$24,304
Utilization or sale	(1,637)
Scrap	(2,901)
Additional provision	4,487
Foreign currency translation adjustments	(1,500)

Balance at March 31, 2015	22,753
Utilization or sale	(2,455)
Scrap	(3,217)
Additional provision	4,125
Foreign currency translation adjustments	174

Balance at March 31, 2016	21,380
Utilization or sale	(3,813)
Scrap	(3,682)
Additional provision	5,838
Foreign currency translation adjustments	(425)

Balance at March 31, 2017	$19,298

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. At March 31, 2017 and 2016, our lower of cost or market reserves were $384,000 and $409,000, respectively.

Furthermore, we perform an annual inventory count or periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 2 to 8 years for equipment and 24 years to 50 years for property and plant. Upon disposal, the assets and related accumulated depreciation are removed from our accounts and the resulting gains or losses are reflected in the statements of operations. Repairs and maintenance costs are charged to expense. Depreciation of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life or the term of the lease.

The authoritative guidance provided by FASB requires evaluating the recoverability of the carrying amount of our property, plant and equipment, net whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the forecasted undiscounted cash flows derived for the operation to which the assets relate are less than the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then impairment loss is recognized by reducing the carrying amount of the long-lived asset group on a pro-rata basis using the relative carrying amounts of those assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted expected cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows affect the outcome of these impairment tests.

Our facility in Lampertheim, Germany serves as collateral for our borrowings from IKB. See Note 8, “Borrowing Arrangements” for more details.

Treasury Stock

We account for treasury stock using the cost method. Costs include fees charged in connection with acquiring treasury stock.

Other Assets

Other assets include marketable equity securities classified as available-for-sale, long term equity investments accounted for under the equity method and investments accounted for under the cost method. Investments designated as available-for-sale are reported at fair value with the unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other income (expense), net.

We have a 45% equity interest in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, and an approximately 20% equity interest in EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea. In fiscal 2015, we acquired approximately a 24% equity interest in Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. In fiscal 2017, we recognized income of $809,000 on these investments. In fiscal 2016 and 2015, we recognized losses of $120,000 and $7,000 on these investments, respectively.

Investments which do not have readily determinable fair values and are not required to be accounted for under the equity method are accounted for using the cost method. As of March 31, 2017, we have $3.1 million of cost method investments. We did not hold any cost method investments as of March 31, 2016.

Investments accounted for using the equity method and cost method are subject to a review for impairment if, and when, events and circumstances indicate that the fair value of our investment would be less than the carrying value.

Refer to Note 5, “Other Assets” and Note 13, “Related Party Transactions” for further information regarding the investment balances and the related transactions of those long term investments.

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

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with the authoritative guidance provided by FASB. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

Under the quantitative approach effective prior to January 2017, there were two steps in the determination of the impairment of goodwill. The first step compared the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognized an impairment loss to the extent the carrying value of the reporting unit’s net assets exceeds the implied fair value of goodwill. An impairment loss was recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. In January 2017, FASB issued amended guidance which eliminated the second step in goodwill impairment testing. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance no longer requires us to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We adopted the new guidance on a prospective basis commencing with the quarter ended March 31, 2017. We operate our business as one reporting unit.

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

During the quarter ended December 31, 2016, based on our assessment, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized. See Note 7, “Goodwill and Intangible Assets” for further discussion of impairment analysis of goodwill and intangible assets and related charges recorded.

Defined Benefit Plans

We maintain pension plans covering certain of our employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans. The authoritative guidance provided by FASB requires us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. See Note 9, “Pension Plans” for further information.

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

Advertising Expense

We expense advertising as the costs are incurred. Advertising expense for the years ended March 31, 2017, 2016 and 2015 was $411,000, $433,000 and $437,000, respectively. Advertising expense is included in “Selling, general and administrative expenses” on our consolidated statements of operations.

Research and Development Expense

Research and development costs are charged to operations as incurred.

Income Taxes

Our provision for income taxes is comprised of our current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets to the amount that management estimates is more likely than not to be realized. In determining the amount of the valuation allowance, we consider income over recent years, estimated future taxable income, feasible tax planning strategies and other factors, in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that it is more likely than not that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released, which will have the effect of reducing income tax expense. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or increase an additional valuation allowance that could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for related valuation allowances are monitored on an ongoing basis. See Note 16, “Income Taxes” for further discussion regarding income taxes.

Other Income (Expense)

Other income and expense primarily consists of gains and losses on foreign currency transactions and interest income and expense, together with our share of income or loss from investments accounted for on the equity method and other than temporary impairment charges on available-for-sale securities.

Indemnification

Product guarantees and warranties have not historically proved to be material. On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate the potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of March 31, 2017 and 2016.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents foreign currency translation adjustments, unrealized gain or loss on equity investments classified as “available-for-sale” and minimum pension liability, net of tax. See Note 11, “Accumulated Other Comprehensive Income (Loss).”

Concentration and Business Risks

Dependence on Third Parties for Wafer Fabrication and Assembly

Measured in dollars, in fiscal 2017 we manufactured approximately 52.6% of our wafers, an integral component of our products, in our facilities in Germany, the UK, Massachusetts and California. We relied on third party suppliers to provide the remaining 47.4%. There can be no assurance that material disruptions in supply will not occur in the future. In such event, we may have to identify and secure additional foundry capacity and may be unable to identify or secure sufficient foundry capacity to meet demand. Even if such capacity is available from another manufacturer, the qualification process could take six months or longer. If we were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce semiconductor devices with acceptable manufacturing yields and at acceptable prices, our business, financial condition and results of operations would be materially and adversely affected.

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

Employees Covered by Collective Bargaining Arrangements

Approximately 56.3% and 94.9% of our employees in the UK and Germany, respectively, are covered by collective bargaining arrangements.

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

See Note 15, “Segment and Geographic Information” for information related to customers that owe us more than 10% of our total accounts receivable.

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

Recent Accounting Pronouncements and Accounting Changes

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

We do not plan to adopt this guidance early. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as our revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. We do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

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

In January 2016, FASB issued authoritative guidance that modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification, Fair Value Measurements, or ASC 820, and as such these investments may be measured at cost. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, FASB issued amended guidance for lease arrangements, which requires lessees to recognize the following for all leases with terms longer than 12 months: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, or ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

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

In August 2016, FASB issued amended guidance that provides clarification on cash flow classification related to eight specific issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and proceeds from the settlement of insurance claims. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The amended guidance should be applied retrospectively to all periods presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We do not expect this change to have a significant impact on our consolidated financial statements.

In October 2016, FASB issued amended guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted in the first interim period only. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the impacts of the adoption of this amendment.

In November 2016, FASB issued amended guidance which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. We have adopted the guidance on a retrospective basis from the quarter ended December 31, 2016. Based on the guidance, the beginning and ending balance of cash and cash equivalents for the respective periods in our audited condensed consolidated statements of cash flow included restricted cash.

In January 2017, FASB issued amended guidance which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. The revised definition of a business under this guidance is expected to reduce the number of transactions that are accounted for as business combinations. The guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In January 2017, FASB issued amended guidance which eliminates the second step in goodwill impairment testing in which goodwill impairment is determined by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The guidance is effective on a prospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted the guidance on a prospective basis commencing with the quarter ended March 31, 2017. The adoption did not have any impact on our consolidated financial statements for the quarter ended March 31, 2017.

3.    Business Combinations

RadioPulse, Inc.

On May 1, 2015, we acquired RadioPulse, Inc., or RadioPulse, for a total consideration of $15.7 million. Based in South Korea, RadioPulse is a fabless semiconductor company that develops, manufactures and sells wireless network technology solutions based on the ZigBee® protocol, which combines microcontrollers and radio frequency devices. RadioPulse’s solutions are designed to enable a broad range of power-sensitive applications in the industrial, medical, consumer, smart grid and Internet of Things, or IoT, markets. RadioPulse offers a product portfolio complementary to our product lines. The consideration included cash consideration paid at closing of $14.7 million and $1.0 million related to an adjustment to eliminate debt owed to us for funds advanced prior to closing. The acquisition also included potential earnout payments aggregating up to $6.0 million based on certain financial thresholds related to net revenues, gross profit and net income in calendar years 2015, 2016 and 2017. Based on our valuation, the fair value of the liability for the earnout payment at the acquisition date was estimated to be nil. The fair value of the liability for the earnout payment has not changed since the initial valuation. In connection with the acquisition, we incurred and expensed $248,000 in legal and consulting costs and $249,000 in acquisition-related compensation costs during fiscal 2016.

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Consideration Allocation
Cash and cash equivalents and restricted cash	$196
Accounts receivable	1,497
Inventories	534
Property, plant and equipment	24
Prepaid expenses and other current assets	547
Identifiable intangible assets	2,867
Short-term borrowings	(2,354)
Accounts payable	(614)
Accruals and other liabilities	(1,926)

Total identifiable net liabilities	771
Goodwill	14,887

Total purchase consideration	$15,658

Identified intangible assets resulting from the RadioPulse acquisition consisted of the following (in thousands):

	Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
Developed intellectual property	$1,005	Accelerated	60
In-process research and development expenses(1)	1,188	Straight-line	60
Customer relationships	500	Accelerated	36
Contract backlog	174	Straight-line	6

Total	$2,867

(1)	Amortization started in the quarter ended December 31, 2016 upon the completion of the research and development activities of the corresponding projects.

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

During the quarter ended December 31, 2016, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized. See Note 7, “Goodwill and Intangible Assets” for further discussion of the impairment analysis of goodwill and intangible assets and the related charges recorded.

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

Other Acquisition

In the quarter ended June 30, 2014, we completed a business acquisition for a cash consideration of $2.3 million, net of cash acquired of approximately $204,000. The acquisition resulted in a goodwill of $2.8 million and we assumed debt of $723,000. At March 31, 2017, this goodwill balance reflected a cumulative reduction of $605,000 caused by changes in the foreign exchange translation rate. This acquisition was not significant to our consolidated financial statements.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2017 and 2016 (in thousands):

	March 31, 2017(1)			March 31, 2016(1)
		Fair Value Measured at Reporting Date Using			Fair Value Measured at Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds(2)	$90,752	$90,752	$—	$115,974	$115,974	$—
Marketable equity securities(3)	1,771	1,771	—	1,749	1,749	—
Auction rate preferred securities(3)	350	—	350	350	—	350

Total assets measured at fair value	$92,873	$92,523	$350	$118,073	$117,723	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.

(2)	Included in “Cash and cash equivalents” on our audited consolidated balance sheets.

(3)	Included in “Other assets” on our audited consolidated balance sheets.

We measure our marketable equity securities and derivative contracts at fair value. Marketable equity securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized other than temporary impairment losses of $151,000, $454,000 and $1.9 million in marketable equity securities during fiscal 2017, 2016 and 2015, respectively. See Note 5, “Other Assets” for further information on the unrealized losses included in marketable securities.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates, and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. We held no derivative instruments at March 31, 2017 and March 31, 2016.

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

Our indebtedness for borrowed money and our installment payment obligations approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $77.8 million and $87.1 million at March 31, 2017 and March 31, 2016, respectively.

Our equity method investments, cost method investments and non-financial assets, such as acquired intangible assets and property, plant and equipment, are recorded at fair value only if impairment is recognized. No impairment losses on the investments accounted for under the equity method or the cost method were recognized as of March 31, 2017, as there have not been any events or changes in circumstances that we believe would have had a significant adverse effect on the fair value of those investments.

5.    Other Assets

Other assets consisted of the following (in thousands):

	March 31,
	2017	2016
Marketable equity securities	$1,771	$1,749
Auction rate preferred securities	350	350
Long-term equity method investments	11,589	10,977
Other items, including cost method investments	4,265	686

Total	$17,975	$13,762

Available-for-Sale Investments

Marketable equity securities and auction rate preferred securities are designated as available-for-sale that are reported at fair value with unrealized gains and losses, net of income taxes, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other income (expense), net. Available-for-sale investment securities have been stated at their fair value as of March 31, 2017 and include an unrealized loss, net of tax benefits, of $219,000 at March 31, 2017, and an unrealized loss, net of tax benefits, of $82,000 at March 31, 2016. See Note 4, “Fair Value” for further information on the fair value measurements and other than temporary impairment losses recognized.

Available-for-sale investments as of March 31, 2017 and 2016 were as follows (in thousands):

	Fiscal Year 2017				Fiscal Year 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Marketable equity securities	$2,116	$254	$(599)	$1,771	$1,875	$46	$(172)	$1,749
Auction rate preferred securities	$350	$—	$—	$350	$350	$—	$—	$350

The available-for-sale investments that were in a continuous unrealized loss position as of March 31, 2017 and March 31, 2016, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Period	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2017	$552	$469	$47	$263	$599	$732
March 31, 2016	$29	$581	$143	$932	$172	$1,513

Gross unrealized losses on our available-for-sale portfolio were immaterial to the consolidated balance sheets at March 31, 2017 and March 31, 2016.

During fiscal 2017, we recognized a gain of approximately $201,000 on the sale of available-for-sale investment securities. In respect of those securities, there was an unrealized loss of $28,000 included in accumulated other comprehensive income as of March 31, 2016.

Equity Method Investments

We have equity interests in Powersem, a semiconductor manufacturer based in Germany, EB Tech, a radiation services provider based in South Korea and ATEC, an assembly and test services provider in the Philippines. All of these companies are private limited companies. These investments are accounted for using the equity method and are included in “Other assets” on our audited consolidated balance sheet. As of March 31, 2017, we recorded an immaterial amount of our proportionate share of the affiliates’ gains and losses under the equity method of accounting. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2017 were $2.5 million, $2.6 million and $6.5 million, respectively. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2016 were $2.5 million, $2.7 million and $5.7 million, respectively.

We acquired approximately 24% of the outstanding common shares of ATEC for a purchase price of $5.9 million on December 12, 2014. The investment was initially recorded at cost. Subsequent periodic adjustments to cost are made to record our share in the operating results of ATEC, cash contributions and distributions and the differences between the fair value and carrying cost of assets acquired and liabilities assumed. In fiscal 2017, we recognized gain of $765,000 on our investment in ATEC. In fiscal 2016 and 2015, we recognized losses of $9,000 and $140,000, respectively, on our investment in ATEC.

See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Related Party Transactions” for further information on these investments.

Cost Method Investments

During fiscal 2017, we made investments in privately-held companies. Those investments are accounted for under the cost method as they do not qualify for the fair value or another accounting method. At March 31, 2017, the carrying value of those investments was $3.1 million. We do not estimate the fair value of those cost method investments because determining the fair value is not practicable.

6.    Balance Sheet Details

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31,
	2017	2016
Accounts receivable, gross	$45,856	$41,219
Allowances	(4,689)	(2,779)

Accounts receivable, net	$41,167	$38,440

Allowances Movement (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Translation Adjustments	Balance at End of Year
Allowances for accounts receivable and for doubtful accounts:
Year ended March 31, 2017	$2,779	$10,608	$(8,657)	$(41)	$4,689
Year ended March 31, 2016	$2,768	$6,795	$(6,799)	$15	$2,779
Year ended March 31, 2015	$3,013	$8,935	$(9,004)	$(176)	$2,768

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2017	2016
Raw materials	$17,920	$18,269
Work in process	45,634	41,549
Finished goods	25,882	29,786

Total	$89,436	$89,604

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,
	2017	2016
Property and plant (useful life of 24 years to 50 years)	$38,195	$35,290
Equipment owned (useful life of 2 to 8 years)	137,105	139,318
Leasehold improvements (useful life of up to 40 years)	1,064	1,304

Property, plant and equipment, gross	176,364	175,912
Accumulated depreciation	(134,124)	(133,289)

Property, plant and equipment, net	$42,240	$42,623

Depreciation expense for fiscal years ended March 31, 2017, 2016 and 2015 amounted to $7.5 million, $8.4 million and $11.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,
	2017	2016
Uninvoiced goods and services	$12,703	$8,824
Compensation and benefits	6,707	7,540
Income taxes	3,521	2,066
Commissions, royalties and other	2,416	2,860

Total	$25,347	$21,290

7.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. In May 2015, we acquired RadioPulse and recorded $14.9 million in goodwill. The goodwill balance as of March 31, 2017 and 2016 reflected changes in the foreign exchange translation rate.

The changes in the carrying amount of goodwill for the years ended March 31, 2017 and 2016 were as follows (in thousands):

	March 31,
	2017	2016
Goodwill	$56,024	$41,137
Accumulated impairment losses	(13,192)	(13,192)
Accumulated currency translation adjustment	(477)	(570)

Net goodwill at beginning of year	42,355	27,375
Goodwill acquired in acquisition	—	14,887
Currency translation adjustment	(128)	93

Net goodwill at end of year	$42,227	$42,355

The accumulated impairment losses as of March 31, 2017 and March 31, 2016 were $13.2 million.

Identifiable Intangible Assets

Identified intangible assets consisted of the following as of March 31, 2017 (in thousands):

	Gross Intangible Assets	Accumulated Impairment	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$17,309	$265	$14,168	$2,876
Customer relationships	13,520	123	13,397	—
In-process intellectual property	1,188	1,003	185	—
Contract backlog	7,329	—	7,329	—
Other intangible assets	1,591	—	1,483	108

Total identifiable intangible assets	$40,937	$1,391	$36,562	$2,984

Identified intangible assets consisted of the following as of March 31, 2016 (in thousands):

	Gross Intangible Assets	Accumulated Impairment	Accumulated Amortization	Net Intangible Assets
Developed intellectual property	$17,309	$—	$11,639	$5,670
Customer relationships	13,520	—	12,961	559
In-process intellectual property	1,188	—	—	1,188
Contract backlog	7,329	—	7,329	—
Other intangible assets	1,599	—	1,409	190

Total identifiable intangible assets	$40,945	$—	$33,338	$7,607

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

The following table summarizes the components of the acquired identifiable intangible assets associated with the acquisitions of RadioPulse and a 4-bit and 8-bit microcontroller product line, or the Acquired MCU Business, in fiscal 2014.

	Fair Value	Amortization Method	Estimated Useful Life
	(In thousands)		(In months)
RadioPulse:
Developed intellectual property	$1,005	Accelerated	60
Customer relationships	500	Accelerated	36
In-process research and development expense	1,188	Straight-line	60
Contract backlog	174	Straight-line	6

Total for RadioPulse	$2,867

Acquired MCU Business:
Developed intellectual property	$11,504	Straight-line	60
Customer relationships	6,920	Accelerated	36
Contract backlog	5,155	Straight-line	9
Trade name	421	Straight-line	60

Total for Acquired MCU Business	$24,000

For fiscal 2017, 2016 and 2015, amortization expenses on acquisition-related intangible assets were $3.1 million, $5.6 million and $6.0 million, respectively. The amortization of intangible assets is expected to be approximately $2.4 million and $596,000 in fiscal 2018 and 2019, respectively.

8.    Borrowing Arrangements

Revolving Credit Agreement

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million. The agent for the banks is Bank of the West. The obligations are guaranteed by four of our subsidiaries. The loan is collateralized pursuant to a Contingent Collateral Agreement, under which the assets of the parent company and the four subsidiaries could be subject to security interests for the benefit of the banks in the event of a loan default.

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. An unused commitment fee is also payable. It ranges from 0.25% to 0.625%, depending on leverage. The applicable interest rate was 2.85% as of March 31, 2017.

The terms of the facility impose restrictions on our ability to undertake certain transactions, to create liens on assets and to incur subsidiary indebtedness. In addition, the credit agreement is subject to a set of financial covenants, including minimum effective tangible net worth, the ratio of cash, cash equivalents and accounts receivable to current liabilities, profitability, a leverage ratio and a minimum amount of U.S. domestic cash on hand. At March 31, 2016 we complied with these financial covenants, except the leverage ratio. The banks waived a default under the Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio of 2:1. The waiver by the banks was a one-time waiver and was not deemed to be an amendment, waiver, consent, release or modification of any other term or condition of the Revolving Credit Agreement.

In December 2016, we entered into an amendment to the Revolving Credit Agreement with the lenders under which the contractual term of the revolving loan was extended to November 20, 2019. The leverage ratio was increased to 2.50 to 1.00 from 2.00 to 1.00. No other terms of the Revolving Credit Agreement were affected by the amendment. At March 31, 2017, we complied with all of the financial covenants.

In relation to the execution of the amendment to the Revolving Credit Agreement, we incurred loan costs of $281,000 that were deferred and reduced our “Long term loans, net of current portion” on our audited consolidated balance sheets. Those costs, together with the unamortized loan costs of the Revolving Credit Agreement entered on November 20, 2015, are being amortized over the new life of the credit agreement. The unamortized balance at March 31, 2017 and March 31, 2016 was $399,000 and $304,000, respectively.

At March 31, 2017 and March 31, 2016, the outstanding principal balances under the credit agreement were $72.6 million and $80.0 million, respectively.

The Revolving Credit Agreement also includes a $10.0 million letter of credit subfacility. Borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $248,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2017. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany, and a security deposit of €1.0 million. The security deposit will mature on December 29, 2017, so long as compliance occurs through that date. At March 31, 2017, the outstanding principal balance was €4.6 million, or $5.0 million at that time.

Loans Assumed from Business Acquisitions

Our outstanding balances relating to loans assumed upon business acquisitions at March 31, 2017 and March 31, 2016 were $288,000 and $1.1 million, respectively.

Aggregate Debt Maturities

Aggregate debt maturities at March 31, 2017 were as follows (in thousands):

Fiscal Year Payable	Amount
2018	$1,058
2019	1,047
2020	73,648
2021	1,048
2022	1,048
Thereafter	—

Total	77,849
Less: current portion	1,058

Long-term portion(1)	$76,791

(1)	Includes approximately $399,000 of unamortized debt issuance cost.

9.    Pension Plans

We maintain three defined benefit pension plans: one for the UK employees, one for German employees, and one for Philippine employees. We deposit funds for the UK and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The measurement date for projected benefit obligations and plan assets is March 31. The UK and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service.

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Year Ended March 31,
	2017	2016	2015
Service cost	$109	$101	$104
Interest cost on projected benefit obligation	1,313	1,450	1,803
Expected return on plan assets	(1,183)	(1,721)	(1,910)
Recognized actuarial loss	387	438	179

Net periodic pension expense	$626	$268	$176

Net Amount Recognized (in thousands)

	Year Ended March 31,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$45,021	$47,346
Service cost	109	101
Interest cost	1,313	1,450
Actuarial (gain) loss	3,356	(1,549)
Benefits paid	(1,543)	(1,830)
Foreign currency adjustment	(5,073)	(497)

Projected benefit obligation at year end	$43,183	$45,021

Change in plan assets:
Fair value of plan assets at the beginning of the year	$28,714	$30,114
Actual return (loss) on plan assets	3,526	(156)
Employer contribution	993	1,009
Benefits paid from assets	(1,083)	(1,388)
Foreign currency adjustment	(3,868)	(865)

Plan assets at fair value at year end	$28,282	$28,714

Unfunded status of the plan at year end	$14,901	$16,307

Pension liability recognized on the balance sheet due after one year	$14,901	$16,307
Plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets:
Projected benefit obligation at year end	$43,183	$45,021
Accumulated benefit obligation at year end	$42,652	$44,509
Plan assets at fair value at year end	$28,282	$28,714
Amounts recognized in accumulated other comprehensive income (loss):
Unrecognized actuarial loss, before tax	$(11,457)	$(12,140)

Amount recognized as component of stockholders’ equity — pretax	$(11,457)	$(12,140)

Accumulated benefit obligation at year end	$42,652	$44,509

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Year End March 31,
	2017	2016
Discount rate	1.9-5.2%	1.9-4.6%
Expected long term rate of return on assets	3.8-6.0%	4.4-7.0%
Salary scale	5.0%	5.0%

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of March 31, 2017 and 2016, using the same three-level hierarchy of fair-value inputs described in Note 4, “Fair Value” (in thousands):

	March 31, 2017			March 31, 2016
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash funds	$136	$—	$136	$121	$—	$121
Equity	314	—	314	351	—	351
Fixed interest	1,203	58	1,261	1,225	96	1,321
Mutual funds	13,181	13,390	26,571	13,527	13,394	26,921

Total	$14,834	$13,448	$28,282	$15,224	$13,490	$28,714

The expected long term rate of return on assets is a weighted average of the returns expected for the underlying broad asset classes. The expected returns for each asset class are estimated in light of the market conditions on the accounting date and the past performance of the asset classes generally.

The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost in fiscal 2018 includes amortization of actuarial loss of $397,000. Approximately 73% of the accrued pension liability relates to the German plan and 25% to the UK plan. The accrued pension liability related to the Philippine plan is immaterial.

The investment policies and strategies for the UK plan assets are determined by the respective plan’s trustees in consultation with independent investment consultants and the employer. Our practice is to fund these plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The trustees are aware that the nature of the liabilities of the plans will evolve as the age profile and life expectancy of the membership changes. These changing liability profiles lead to consultations about the appropriate balance of investment assets to be used by the plans (equity, debt, other), as well as timescales, within which required adjustments should be implemented. The plan assets in the UK are held in pooled investment funds operated by Fidelity Worldwide Investments. Our plan assets do not include direct holdings of our securities. The investment managers have discretion to vary the balance of investments of the scheme according to prevailing investment conditions and the trustees regularly monitor all investment decisions affecting the scheme and the overall investment performance. At March 31, 2017, approximately 50% of the assets of the UK fund were invested in a diversified growth fund, which may invest in securities, collective investment schemes, money market instruments and cash and deposits, while 50% were in debt securities. The investments in debt securities are made in government index-linked bonds and investment grade corporate bonds. The target allocation of the UK plan assets that we control is 50% diversified growth fund and 50% debt securities.

The German plan was held by a separate legal entity. As of March 31, 2017, the German defined benefit plan was completely unfunded and we accrued for its obligations.

For our Philippine plan, the local law requires us to appoint a trustee for the fund. We have appointed Bank of the Philippine Islands, or BPI, as the trustee of the plan. The plan assets are fully invested with BPI. The main role of the trustee is to manage the fund according to the mandate given by the retirement committee of our Philippine entity and to pay the covered/eligible employees in accordance with the plan. BPI Asset Management and Trust Group, an independent unit of BPI, provides investment management services to the trustee. At March 31, 2017, approximately 75% of the assets of the fund were invested in fixed income securities, 19% in equity securities and 6% in cash. The target allocation for the Philippine fund was 75% to fixed income securities, 20% to equities and 5% to cash and cash equivalents.

We expect to make contributions to the plans of approximately $948,000 in the fiscal year ending March 31, 2018. This contribution is primary contractual.

We expect to pay benefits in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter of approximately the following (in thousands):

Fiscal Year Ended:	Benefit Payment
March 31, 2018	$1,525
March 31, 2019	1,561
March 31, 2020	1,632
March 31, 2021	1,660
March 31, 2022	1,611
Five fiscal years ended March 31, 2027	9,449

Total benefit payments for the ten fiscal years ended March 31, 2027	$17,438

10.    Employee Equity Incentive Plans

Stock Purchase and Stock Option Plans

The 2009 Equity Incentive Plan, the 2011 Equity Incentive Plan, the 2013 Equity Incentive Plan and the 2016 Equity Incentive Plan

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,550,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the year ended March 31, 2017, there were 112,171 shares purchased under the Purchase Plan, leaving approximately 128,070 shares available for purchase under the Purchase Plan in the future.

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

The following table summarizes the effects of share-based compensation expenses recognized on our consolidated statement of operations resulting from options granted under our equity incentive plans and rights to acquire stock granted under our Purchase Plan (in thousands):

	Year Ended March 31,
Statement of Operations Classifications	2017	2016	2015
Cost of goods sold	$362	$488	$433
Research, development and engineering(1)	1,144	1,272	814
Selling, general and administrative	1,932	1,832	1,620

Stock-based compensation effect in income before income tax provision	3,438	3,592	2,867
Provision for income tax	694	660	1,009

Net stock-based compensation effects on net income	$2,744	$2,932	$1,858

(1)	Includes acquisition-related compensation expenses of $249,000 during fiscal 2016.

As of March 31, 2017, there were approximately $6.8 million of total unrecognized compensation costs related to stock options granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the during fiscal 2017, 2016 and 2015, were based on estimates at the date of grant as follows:

	Stock Options			Purchase Plan
	Year Ended March 31,			Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Weighted average estimated fair value of grant per share	$4.48	$4.83	$5.54	$3.28	$3.33	$2.90
Risk-free interest rate	1.6%	1.8%	1.8%	0.4%	0.1%	0.1%
Expected term in years	6.41	6.45	6.25	0.75	0.50	0.50
Volatility	40.6%	44.9%	52.2%	37.5%	39.8%	36.9%
Dividend yield	0.4%	1.2%	1.0%	0.7%	1.1%	1.1%

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

We recognize the compensation cost relating to stock bonuses on the date of grant based on the fair value of our common stock on the date of grant, as such stock bonuses are vested immediately. We did not grant any bonus shares during fiscal 2017.

Stock compensation activities under our equity incentive plans for fiscal 2017, 2016 and 2015 were as follows:

	Shares Available for Grant	Options Outstanding		Weighted Average Exercise Price per Share
		Number of Shares(1)	Intrinsic Value(2)
			(000)
Balances, March 31, 2014	1,930,250	5,201,635	$8,658	$10.22
Options granted	(249,000)	249,000		$11.83
Options exercised	—	(339,374)	$1,310	$8.62
Options cancelled	39,750	(94,250)		$11.46
Options expired	26,000	(74,500)		$11.17

Balances, March 31, 2015	1,747,000	4,942,511	$10,831	$10.37
Options granted	(1,124,000)	1,124,000		$11.72
Options exercised	—	(382,826)	$1,551	$9.02
Options cancelled	14,500	(14,500)		$11.31
Options expired	—	(434,788)		$14.68

Balances, March 31, 2016	637,500	5,234,397	$6,456	$10.40
New shares authorized(3)	2,000,000
Options granted	(746,000)	746,000		$11.06
Options exercised	—	(859,852)	$3,112	$9.10
Options cancelled	7,500	(7,500)		$13.37
Options expired	22,500	(27,500)		$11.81

Balances, March 31, 2017	1,921,500	5,085,545	$19,570	$10.70

(1)	The number of stock options exercised includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	Except for options exercised, these amounts represent the difference between the exercise price and $14.55 per share, the closing price of our stock on March 31, 2017 as reported on the NASDAQ Global Select Market, for all in-the-money, outstanding and exercisable options.

(3)	On August 26, 2016, our stockholders approved the 2016 Plan, under which 2,000,000 shares of our common stock are reserved for the grant of stock options and other equity incentives.

The following table summarizes information about stock options outstanding at March 31, 2017:

Options Outstanding				Options Exercisable

Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - 7.75	576,500	1.6	$6.66	576,500	$6.66
$ 7.76 - 10.00	843,295	4.7	$9.30	783,545	$9.30
$10.01 - 12.50	2,890,750	6.9	$11.31	1,417,000	$11.51
$12.51 - 14.50	775,000	5.4	$12.95	523,250	$12.78

$ 5.01 - 14.50	5,085,545	5.7	$10.70	3,300,295	$10.34

Of the 5,085,545 options outstanding, 3,300,295 were exercisable on March 31, 2017 at a weighted average exercise price of $10.34 per share, with an intrinsic value of $13.9 million. The weighted average remaining contractual life of options outstanding and options exercisable at March 31, 2017 was 5.7 years and 4.1 years, respectively. The fair value of options that vested during the year ended March 31, 2017 was $2.9 million.

The following table summarizes information about stock options outstanding at March 31, 2016:

Options Outstanding				Options Exercisable

Exercise Price per Share	Number of Shares Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
$ 5.01 - 7.75	819,897	2.6	$6.63	819,897	$6.63
$ 7.76 - 10.00	1,223,500	4.8	$9.33	1,017,750	$9.29
$10.01 - 12.50	2,448,000	6.6	$11.42	1,331,916	$11.52
$12.51 - 13.37	743,000	6.1	$12.96	450,000	$12.69

$ 5.01 - 13.37	5,234,397	5.5	$10.40	3,619,563	$9.93

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

11.    Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of income taxes, were as follows (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)
Balance as of March 31, 2014	$10,535	$325	$(5,831)	$5,029
Other comprehensive income (loss) before reclassifications	(24,112)	(1,536)	(3,830)	(29,478)
Net gain (loss) reclassified from accumulated other comprehensive income (loss)	—	1,218	143	1,361

Net current period other comprehensive income (loss)	(24,112)	(318)	(3,687)	(28,117)

Balance as of March 31, 2015	(13,577)	7	(9,518)	(23,088)
Other comprehensive income (loss) before reclassifications	2,938	(362)	(71)	2,505
Net gain (loss) reclassified from accumulated other comprehensive income (loss)	—	273	44	317

Net current period other comprehensive income (loss)	2,938	(89)	(27)	2,822

Balance as of March 31, 2016	(10,639)	(82)	(9,545)	(20,266)
Other comprehensive income (loss) before reclassifications	(8,594)	(106)	196	(8,504)
Net gain (loss) reclassified from accumulated other comprehensive income (loss)	—	(31)	256	225

Net current period other comprehensive income (loss)	(8,594)	(137)	452	(8,279)

Balance as of March 31, 2017	$(19,233)	$(219)	$(9,093)	$(28,545)

The amounts reclassified out of accumulated other comprehensive income (loss) for the fiscal year 2017, 2016 and 2015 were as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Impacted Line Item on Consolidated Statements of Operations
	Year Ended March 31,
	2017	2016	2015
Net gain (loss) on investments	$201	$(1)	$30	Other income (expense), net
Impairment of marketable securities	(151)	(454)	(1,903)	Other income (expense), net
Recognized actuarial loss	(387)	(437)	(179)	Cost of goods sold

Subtotal	(337)	(892)	(2,052)	Income before income tax provision

Tax impact	112	575	691	Provision for income tax

Total reclassifications for the year	$(225)	$(317)	$(1,361)	Net income

12.    Computation of Earnings per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2017	2016	2015
Net income	$21,348	$14,741	$23,740

Weighted average shares — basic	31,544	31,579	31,531

Weighted average shares — diluted	32,248	32,381	32,239

Net income per share — basic	$0.68	$0.47	$0.75

Net income per share — diluted	$0.66	$0.46	$0.74

Diluted weighted average shares included approximately 704,000, 802,000 and 708,000 common equivalent shares from stock options for fiscal 2017, 2016 and 2015, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. In fiscal 2017, 2016 and 2015, there were outstanding options to purchase 2,945,238, 1,943,420 and 2,357,772 shares, respectively, at weighted average exercise prices of $11.79, $12.02 and $12.24 per share, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

13.    Related Party Transactions

We own 45% of the outstanding equity of Powersem, a module manufacturer based in Germany. The investment is accounted for using the equity method. In fiscal 2017, 2016 and 2015, we recorded revenues of $1.6 million, $1.5 million and $1.8 million, respectively, from sales of products to Powersem for use as components in their products. In fiscal 2017, 2016 and 2015, we purchased $3.9 million, $3.4 million and $4.0 million, respectively, of products from Powersem. At March 31, 2017 and 2016, the accounts receivable balances from our sales to Powersem were $96,000 and $99,000, respectively. The accounts payable balances to Powersem, as of March 31, 2017 and 2016, were $72,000 and $63,000, respectively. The carrying values at March 31, 2017 and March 31, 2016 were $2.5 million.

We own approximately 20% of the outstanding equity of EB Tech Ltd., a company with expertise in radiation technology based in South Korea. The investment is accounted for using the equity method. In fiscal

2017, 2016 and 2015, EB Tech rendered processing services totaling approximately $347,000, $378,000 and $278,000, respectively, to our company. As of March 31, 2017 and 2016, our accounts payable balances to EB Tech were $35,000 and $26,000, respectively. The carrying values at March 31, 2017 and at March 31, 2016 were $2.6 million and $2.7 million, respectively.

On December 12, 2014, we acquired approximately 24% of the outstanding common shares of ATEC, a supplier located in the Philippines that provides assembly and test services. The investment is accounted for by the equity method. In fiscal 2017 and 2016, ATEC rendered assembly and test services totaling approximately $7.8 million and $8.0 million to our company, respectively. As of March 31, 2017 and 2016, the accounts payable balances to ATEC were $996,000 and $737,000, respectively. The carrying values at March 31, 2017 and at March 31, 2016 were $6.5 million and $5.7 million, respectively.

We had no other material related party transactions with companies in which we invested and which were accounted for by the equity method during fiscal 2017.

14.    Employee Savings and Retirement Plans

We have a 401(k) plan, known as the “IXYS Corporation and Subsidiary Employee Savings and Retirement Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to the limit prescribed by law and we may make matching contributions in our discretion. Employees are 100% vested immediately in any contributions by us. For the years ended March 31, 2017, 2016 and 2015, we contributed $606,000, $616,000 and $615,000, respectively.

IXYS UK also has a defined contribution plan, known as “Westcode Semiconductor Group Personal Pension.” The plan is subject to minimum service requirements. Employees contribute up to 4.5% of the pensionable salary. IXYS UK contributes up to 7% depending upon the contribution by the employee. Additionally, IXYS UK pays the annual management charges for the plan. Employees are 100% vested immediately in any contributions by IXYS UK. For the years ended March 31, 2017, 2016 and 2015, IXYS UK contributed $241,000, $278,000 and $287,000, respectively.

15.    Segment and Geographic Information

We have a single operating segment and reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our two Chief Executive Officers, one of whom is also the Chief Financial Officer, have been identified as the chief operating decision makers. Our chief operating decision makers review financial information presented as one operating segment for the purpose of making decisions, allocating resources and assessing financial performance.

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
United States	$81,499	$75,994	$85,314
Europe and the Middle East:
Austria	2,313	1,836	2,290
Finland	2,178	1,899	1,669
France	9,553	9,076	7,917
Germany	37,919	33,215	32,866
Hungary	1,942	2,082	2,571
Italy	4,091	4,328	4,645
Netherlands	4,488	3,608	2,315
Russia	1,263	4,773	5,051
Sweden	1,694	2,155	4,460
Switzerland	2,311	2,789	2,569
Turkey	1,929	2,376	2,658
United Kingdom	14,042	13,502	19,832
Other	10,097	10,700	11,259
Asia Pacific:
China	84,447	79,575	83,597
Indonesia	2,160	2,128	3,224
Japan	6,995	9,271	8,469
Malaysia	4,692	4,662	5,580
Singapore	13,509	12,353	11,694
South Korea	19,282	23,215	22,371
Taiwan	2,051	3,151	2,688
Thailand	3,547	3,904	4,300
Other	1,557	1,929	1,148
Rest of the World:
India	4,315	4,293	5,163
Other	4,249	4,395	5,117

Total	$322,123	$317,209	$338,767

The following table sets forth net revenues for each of our product groups during fiscal 2017, 2016 and 2015 (in thousands):

	Year Ended March 31,
	2017	2016	2015
Power semiconductors	$221,312	$213,347	$219,445
Integrated circuits	82,067	84,078	95,547
Systems and RF power semiconductors	18,744	19,784	23,775

Total	$322,123	$317,209	$338,767

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended March 31,
	2017	2016	2015
Revenues:
Distributor A	12.3%	12.2%	10.2%
Distributor B	10.8%	less than 10%	10.5%

Accounts receivable from significant customers, those representing 10% or more of accounts receivable for the respective dates, is summarized as follows:

	March 31,
	2017	2016
Accounts Receivable:
Distributor A	15.2%	18.2%
Distributor C	10.5%	less than 10%

Our principal foreign operations consist of our subsidiaries, IXYS GmbH in Germany, IXYS UK in the United Kingdom and IXYS Semiconductor BV in the Netherlands. The following table summarizes the net revenues, net income and long-lived assets of our domestic and foreign operations (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net revenues:
Foreign	$148,159	$159,984	$188,964
Domestic	173,964	157,225	149,803

Total	$322,123	$317,209	$338,767

Net income:
Foreign	$17,172	$11,039	$21,379
Domestic	4,176	3,702	2,361

Total	$21,348	$14,741	$23,740

	March 31,
	2017	2016	2015
Property, plant and equipment, net:
United States	$25,284	$26,792	$27,740
Germany	15,594	14,506	13,228
Other countries	1,362	1,325	1,577

Total property, plant and equipment, net	$42,240	$42,623	$42,545

16.    Income Taxes

In fiscal 2017, the provision for income taxes had an effective tax rate of 26% as compared to 37% in fiscal 2016 and 22% in fiscal 2015. The fiscal 2017 and 2015 tax rates reflected higher income generated in certain foreign jurisdictions with lower taxes rates. The higher tax rate in fiscal 2016 was caused by an out-of-period adjustment of 6% of pretax income and the recording of valuation allowances for net operating losses generated in foreign jurisdictions.

Income before income tax consisted of the following (in thousands):

	Year Ended March 31,
	2017	2016	2015
Domestic	$7,997	$9,030	$3,390
International	20,903	14,459	27,040

Total	$28,900	$23,489	$30,430

Our provision for income taxes consisted of the following (in thousands):

	Year Ended March 31,
	2017	2016	2015
Current:
Federal	$406	$1,418	$201
State	(560)	126	83
Foreign	4,532	3,436	5,066

Total current	4,378	4,980	5,350

Deferred:
Federal	1,867	3,554	945
State	1,256	189	20
Foreign	51	25	375

Total deferred	3,174	3,768	1,340

Total provision for income tax	$7,552	$8,748	$6,690

The reconciliation of our effective tax rate to the U.S. statutory federal income tax rate was as follows:

	Year Ended March 31,
	2017	2016	2015
	(%)	(%)	(%)
Statutory federal income tax rate	35	35	35
State taxes, net of federal tax benefit	1	1	1
Expense (benefit) of lower-tax foreign jurisdictions	(17)	(10)	(15)
Tax credits	(2)	(3)	(1)
Valuation allowances	4	3	—
Permanent items	—	(5)	—
Tax reserves	1	—	—
Tax asset write-off	2	10	—
Foreign income	2	6	2

Effective tax provision rate	26	37	22

The significant components of net deferred income tax assets were as follows (in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Reserves and allowances	$5,504	$6,018
Other liabilities and accruals	6,297	6,176
Depreciable assets	404	83
Net operating loss carryforwards	10,236	11,675
Share-based compensation	4,721	5,098
Credits carryforward	2,188	2,440

Total deferred tax assets	29,350	31,490

Less: Valuation allowances and other reserves	(4,611)	(3,466)

Net deferred tax assets	$24,739	$28,024

The authoritative guidance provided by FASB requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets. Our management evaluates the recoverability of these net deferred tax assets in accordance with the authoritative guidance provided by FASB. Our ability to utilize the deferred tax assets and the continuing need for a related valuation allowance are being monitored on an ongoing basis. During fiscal 2017, we recorded certain adjustments on valuation allowances, tax contingency reserves and other temporary items. The impact of these adjustments is discussed further in this note.

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

In aggregate, the valuation allowances in fiscal 2017 increased by $1.1 million as compared to fiscal 2016, while it decreased by $436,000 in fiscal 2016 when compared to fiscal 2015. The increase in valuation allowances in fiscal 2017 primarily related to recoverability of certain research and development tax credits as well as an increase in net operating loss in a foreign jurisdiction.

At March 31, 2017, we had U.S. net operating loss carryforwards of approximately $23.4 million, all of which are subject to the limitations under Section 382 of the U.S. tax code resulting from a change in ownership. These carryforwards will expire, if not utilized, from fiscal 2018 to 2023 for U.S. tax purposes. None of the U.S. net operating loss carryforwards include stock option deductions arising from our equity incentive plans. As of March 31, 2017 we had net operating loss carryforwards for foreign income tax purposes of approximately $18.6 million offset by a corresponding valuation allowance of $16.4 million.

At the end of fiscal 2017, we had $6.4 million of gross unrecognizable tax benefits, all of which would affect our effective tax rate if recognized. The $6.4 million has been classified under “Other long term liabilities” on our consolidated balance sheet. Our liability decreased by $503,000 from the prior year, primarily due to the expiration of statutes of limitation. We do not anticipate any unrecognizable tax benefits in the next 12 months that would result in a material change to our financial position.

We include interest and penalties in the financial statements as a component of income tax expense. We had $952,000 of accrued interest and penalties at March 31, 2017, which included $94,000 of interest and penalties reversed for the year ended March 31, 2017, net of $438,000 of interest and penalties accrued and $532,000 of interest and penalties reversed.

The aggregate changes in the balance of gross unrecognizable tax benefits were as follows (in thousands):

Balance as of March 31, 2014	$6,978
Lapse of statute of limitations	(3,070)
Increases in balances related to tax positions taken during prior periods	213
Increases in balances related to tax positions taken during the current period	2,831

Balance as of March 31, 2015	6,952
Lapse of statute of limitations	(772)
Increases in balances related to tax positions taken during prior periods	129
Increases in balances related to tax positions taken during the current period	637

Balance as of March 31, 2016	6,946
Lapse of statute of limitations	(1,461)
Decreases in balances related to tax positions taken during prior periods	(63)
Increases in balances related to tax positions taken during the current period	1,021

Balance as of March 31, 2017	$6,443

In addition to the above, our valuation allowances included uncertain tax positions relating to the realizability of net operating losses at certain foreign jurisdictions and certain domestic state tax credits aggregating to $3.0 million at March 31, 2017. At March 31, 2016 our valuation allowances included uncertain tax positions relating to the realizability of net operating losses at certain foreign jurisdictions of $4.1 million.

As of March 31, 2017, U.S. income taxes were not provided for on a cumulative total of approximately $150.5 million of undistributed earnings for certain foreign subsidiaries. The cash and cash equivalents balance of our foreign subsidiaries at March 31, 2017 was approximately $74.0 million. We intend to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognizable deferred income tax liability related to these earnings is not practicable.

We conduct business globally and, as a result, we file income tax returns in various jurisdictions throughout the world including the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to U.S. federal examination for years from 2002 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most jurisdictions for all years since 2010.

The Protecting Americans from Tax Hikes Act of 2015, or the Act, was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, a permanent extension of the U.S. federal research tax credit. The Company’s tax provision for fiscal 2017 reflects the benefit of the U.S. federal research credit.

17.    Commitments and Contingencies

Commitments

We rent certain of our facilities under operating leases expiring through fiscal 2022. Future operating leases and commitments for the purchase of inventory and property and equipment were as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases	Other Purchase Obligations
2018	$1,350	$23,700
2019	1,209	2,776
2020	1,087	—
2021	667	—
2022	473	—

Total minimum payments	$4,786	$26,476

Rent expense for fiscal years ended March 31, 2017, 2016 and 2015 amounted to $1.5 million, $1.6 million and $1.4 million, respectively.

As of March 31, 2017 and 2016, we had cash deposits with financial institutions of $1.3 million and $277,000, respectively, which were restricted as to use and represent funds segregated for pension payments in Germany. These balances are included in restricted cash on our audited consolidated balance sheets.

Revolving Credit Agreement

See Note 8, “Borrowing Arrangements” for information regarding the terms of the credit agreement.

Legal Proceedings

On April 17, 2017, North Plate Semiconductor, LLC, or NPS, filed an action for patent infringement against us in the United States District Court for the Eastern District of Michigan, alleging that certain of our IGBTs and power MOSFETs sold in the United States infringe U.S. patents owned by NPS. NPS accused us of infringing the following U.S. patents: 6,617,641; 6,620,653; 6,667,515; 6,717,210; 6,765,239 and 6,936,893. NPS’s complaint sought unspecified damages, but not less than a reasonable royalty on our products that NPS accused of infringement. In its complaint, NPS contended that our alleged infringement of NPS’s patents had been and continued to be willful and sought trebled damages.

There can be no assurance of a favorable outcome in the NPS suit. Although we believe that we have meritorious defenses to the claims of infringement set forth in NPS’s complaint, in the event of an adverse outcome, damages awarded by the U.S. District Court could be materially adverse to our financial condition, results of operations or cash flows.

We are also involved in a variety of other legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

Other Commitments and Contingencies

We make strategic investments in other companies from time to time. These investments include commitments in certain instances to provide additional financing up to the contracted amount. These commitments are insignificant individually or in aggregate.

We have ongoing income tax audits of our subsidiary in the Philippines for the fiscal years ended March 31, 2010 and 2011. The Philippine Bureau of Internal Revenue, or BIR, has made an assessment for a deficiency of income taxes, inclusive of interest and penalties, of approximately $2.5 million and $156,000, respectively, for the fiscal years 2010 and 2011. We are vigorously contesting the assessments of both years. While there are no assurances that we will prevail, we believe that we have valid legal reasons to challenge the BIR’s decision and that our appeals will merit a favorable resolution. Accordingly, we have not accrued any amount for this matter.

Selected Quarterly Financial Data (unaudited, in thousands, except per share amounts)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended March 31, 2017. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Fiscal Year Ended March 31, 2017

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net revenues	$83,372	$79,484	$78,629	$80,638
Gross profit	29,194	26,939	25,455	23,994
Operating income	9,233	7,819	6,771	5,029
Net income	$9,294	$5,100	$3,935	$3,019
Net income per share:
Basic(1)	$0.29	$0.16	$0.12	$0.10
Diluted(1)	$0.28	$0.16	$0.12	$0.09
Weighted average shares used in per share calculation:
Basic	31,724	31,558	31,490	31,401
Diluted	32,635	32,209	32,145	32,001

Fiscal Year Ended March 31, 2016

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net revenues	$79,772	$75,133	$80,257	$82,047
Gross profit	24,115	24,029	26,012	25,602
Operating income	6,834	6,262	7,033	5,704
Net income(2)	$6,197	$2,286	$3,273	$2,985
Net income per share:
Basic(1)	$0.20	$0.07	$0.10	$0.09
Diluted(1)	$0.19	$0.07	$0.10	$0.09
Weighted average shares used in per share calculation:
Basic	31,441	31,487	31,651	31,746
Diluted	32,076	32,343	32,380	32,733

(1)	The sum of the four quarterly calculations of net income per share is not equal to the annual net income per share due to the use of quarterly weighted average shares used to determine the quarterly net income per share as compared to the annual weighted average shares used to determine the annual net income per share.

(2)	During the fiscal year ended March 31, 2016, we recorded out-of-period adjustments that increased the income tax provision by a net amount of $1.4 million. See Note 16, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of an out-of-period adjustment during the quarter ended December 31, 2015.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our Chief Executive Officers, one of whom is also the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2017. This evaluation included various processes that were carried out in an effort to ensure that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified by the SEC. In this evaluation, the Chief Executive Officers considered whether our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosure. This evaluation also included consideration of certain aspects of our internal controls and procedures for the preparation of our financial statements. Our Chief Executive Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013), which was issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of March 31, 2017, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IXYS Corporation

Milpitas, California

We have audited IXYS Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IXYS Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IXYS Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IXYS Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 and our report dated June 12, 2017 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

San Jose, California

June 12, 2017

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item, other than with respect to our executive officers and Code of Ethics, is incorporated herein by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2017, or our 2017 Proxy Statement, under the captions “Election of Directors,” “Information Regarding the Board and Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Executive Officers

The information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officers, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website at http://www.ixys.com/Documents/InvestorRelations/codeofethics.pdf.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at www.ixys.com, and, to the extent required by the listing standards of the NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2017 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2017 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2017 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial statements schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit No.	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers (filed on June 11, 2015 as Exhibit 2.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on August 29, 2016 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.3*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.4*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.5*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.6*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.7*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit No.	Title
10.8*	Sixth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Third Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.12*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.15*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.16*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.20*	IXYS Corporation 2016 Equity Incentive Plan (filed on August 2, 2016 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.21*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan (filed on November 3, 2016 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.22	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.23	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.24	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.30 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.25	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.31 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit No.	Title
10.26	Revolving Credit Agreement dated as of November 20, 2015 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on November 24, 2015 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.27	Contingent Collateral Agreement dated as of November 20, 2015 among IXYS Corporation, IXYS USA, Inc., IXYS Integrated Circuits Division Inc., IXYS Long Beach, Inc., Zilog, Inc. and Bank of the West, as Administrative Agent for the Lenders (filed on November 24, 2015 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.28	Amendment Number One to Revolving Credit Agreement dated as of February 26, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on December 21, 2016 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.29	Amendment Number Two to Revolving Credit Agreement dated as of December 14, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on December 21, 2016 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Nathan Zommer
Nathan Zommer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2017

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

Signature	Title	Date
/s/ Nathan Zommer Nathan Zommer	Chairman of the Board (Director) and Chief Executive Officer (Principal Executive Officer)	June 12, 2017

/s/ Uzi Sasson Uzi Sasson	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 12, 2017

/s/ Donald L. Feucht Donald L. Feucht	Director	June 12, 2017

/s/ Samuel Kory Samuel Kory	Director	June 12, 2017

/s/ S. Joon Lee S. Joon Lee	Director	June 12, 2017

/s/ Timothy A. Richardson Timothy A. Richardson	Director	June 12, 2017

/s/ James M. Thorburn James M. Thorburn	Director	June 12, 2017

/s/ Kenneth D. Wong Kenneth D. Wong	Director	June 12, 2017

EXHIBIT INDEX

Exhibit No.	Title
2.1	Share Purchase Agreement dated as of February 2, 2015 by and between IXYS Corporation, IXYS Intl Limited, RadioPulse, Inc., Taek-Shin Kwon and Sellers (filed on June 11, 2015 as Exhibit 2.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of IXYS Corporation, as filed with the Secretary of State for the State of Delaware on March 23, 2001 (filed on June 28, 2001 as Exhibit 3.1 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of IXYS Corporation (filed on August 29, 2016 as Exhibit 3.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.1*	Form of Indemnity Agreement for directors and officers (filed on June 12, 2008 as Exhibit 10.3 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.2*	List of signatories to Indemnity Agreement (filed on June 8, 2012 on Exhibit 10.4 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.3*	IXYS Corporation 1999 Equity Incentive Plan (filed on May 18, 2006 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.4*	IXYS Corporation Amended and Restated 1999 Employee Stock Purchase Plan (filed on August 8, 2014 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.5*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan (filed on November 9, 2004 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.6*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan with net exercise provision (filed on June 22, 2006 as Exhibit 10.23 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.7*	Form of Stock Option Agreement for the IXYS Corporation 1999 Equity Incentive Plan for non-employee directors, (filed on June 22, 2006 as Exhibit 10.24 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.8*	Sixth Amended Executive Employment Agreement by and between IXYS Corporation and Nathan Zommer, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.9*	Third Amendment Executive Employment Agreement by and between IXYS Corporation and Uzi Sasson, effective as of August 1, 2015 (filed on November 4, 2015 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.10*	IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.3 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.11*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2009 Equity Incentive Plan (filed on August 10, 2009 as Exhibit 10.4 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.12*	Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.25 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.13*	Form of Nonqualified Stock Option Agreement for Stock Options pursuant to the Zilog, Inc. 2002 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.26 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.14*	Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.27 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).

Exhibit No.	Title
10.15*	Form of Nonqualified Stock Option Agreement for the Zilog, Inc. 2004 Omnibus Stock Incentive Plan. (filed on June 11, 2010 as Exhibit 10.28 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.16*	IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.17*	Notice of Stock Option Grant and Agreement for the IXYS Corporation 2011 Equity Incentive Plan (filed on August 5, 2011 as Exhibit 10.2 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.18*	IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.5 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.19*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2013 Equity Incentive Plan (filed on August 9, 2013 as Exhibit 10.6 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.20*	IXYS Corporation 2016 Equity Incentive Plan (filed on August 2, 2016 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.21*	Notice of Stock Option Grant and Agreement for IXYS Corporation 2016 Equity Incentive Plan (filed on November 3, 2016 as Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 000-26124) and incorporated herein by reference).
10.22	Foundry Services Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.23	Product License Agreement dated as of June 27, 2013 by and between Samsung Electronics Co., Ltd. and IXYS Intl Limited (filed on December 10, 2013 as Exhibit 10.4 to the Quarterly Report on Form 10-Q/A (No. 000-26124) and incorporated herein by reference).
10.24	Loan Agreement dated April 1, 2015 by and between IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.30 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.25	Collateral Agreement dated April 21, 2015 by and among IXYS Corporation, IXYS Semiconductor GmbH and IKB Deutsche Industriebank AG. (filed on June 11, 2015 as Exhibit 10.31 to the Annual Report on Form 10-K (No. 000-26124) and incorporated herein by reference).
10.26	Revolving Credit Agreement dated as of November 20, 2015 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on November 24, 2015 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.27	Contingent Collateral Agreement dated as of November 20, 2015 among IXYS Corporation, IXYS USA, Inc., IXYS Integrated Circuits Division Inc., IXYS Long Beach, Inc., Zilog, Inc. and Bank of the West, as Administrative Agent for the Lenders (filed on November 24, 2015 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
10.28	Amendment Number One to Revolving Credit Agreement dated as of February 26, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on December 21, 2016 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

Exhibit No.	Title
10.29	Amendment Number Two to Revolving Credit Agreement dated as of December 14, 2016 among IXYS Corporation, Bank of the West (as a Lender and as Administrative Agent), KeyBank National Association (as a Lender and as Syndication Agent), MUFG Union Bank, N.A. and Comerica Bank (filed on December 21, 2016 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).
21.1	List of Subsidiaries.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Commission.
31.2	Certification of Chief Financial Officer pursuant to the Rule 13a-14(a) of the Securities and Exchange Commission.
32.1	Certification required by Rule 13a-14(b) of the Securities and Exchange Commission and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.