Form 10-Q
period 2017-06-30
IXYS CORP /DE/
filed 2017-08-04
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 27, 2017 was 32,603,143.

IXYS CORPORATION

FORM 10-Q

June  30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$171,010	$167,904
Restricted cash	1,422	1,330
Accounts receivable, net	42,138	41,167
Inventories	92,369	89,436
Prepaid expenses and other current assets	6,488	3,977

Total current assets	313,427	303,814
Property, plant and equipment, net	44,065	42,240
Intangible assets, net	2,398	2,984
Goodwill	42,378	42,227
Deferred income taxes	24,917	24,739
Other assets	22,202	17,975

Total assets	$449,387	$433,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	$1,107	$1,058
Accounts payable	10,523	11,409
Accrued expenses and other current liabilities	23,539	25,347

Total current liabilities	35,169	37,814
Long term loans, net of current portion	76,853	76,791
Pension liabilities	15,558	14,901
Other long term liabilities	6,591	6,618

Total liabilities	134,171	136,124

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,383,751 issued and 32,595,143 outstanding at June 30, 2017 and 38,326,329 issued and 31,912,021 outstanding at March 31, 2017	384	383
Additional paid-in capital	217,840	217,355
Treasury stock, at cost: 5,788,608 common shares at June 30, 2017 and 6,414,308 common shares at March 31, 2017	(52,653)	(58,347)
Retained earnings	171,321	167,009
Accumulated other comprehensive loss	(21,676)	(28,545)

Total stockholders’ equity	315,216	297,855

Total liabilities and stockholders’ equity	$449,387	$433,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2017	2016
Net revenues	$83,542	$80,638
Cost of goods sold	56,996	56,644

Gross profit	26,546	23,994

Operating expenses:
Research, development and engineering	7,573	7,910
Selling, general and administrative	10,006	10,038
Amortization of acquisition-related intangible assets	596	1,017

Total operating expenses	18,175	18,965

Operating income	8,371	5,029
Other income (expense):
Interest income	79	62
Interest expense	(694)	(635)
Other income (expense), net	(515)	815

Income before income tax provision	7,241	5,271
Provision for income tax	(1,747)	(2,252)

Net income	$5,494	$3,019

Net income per share:
Basic	$0.17	$0.10

Diluted	$0.17	$0.09

Cash dividends per common share	$—	$0.040

Weighted average shares used in per share calculation:
Basic	32,086	31,401

Diluted	33,044	32,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Net income	$5,494	$3,019
Foreign currency translation adjustments	6,882	(2,825)
Changes in market value of investments:
Changes in unrealized gains (losses), net of income taxes of $(8) for the three months ended June 30, 2017, and net of income taxes of $45 for the three months ended June 30, 2016	(13)	85
Reclassification adjustment for net losses realized in net income, net of income taxes of $61 for the three months ended June 30, 2016	—	90

Net change in market value of investments	(13)	175

Total comprehensive income	$12,363	$369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,494	$3,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	2,411	2,832
Provision for receivable allowances	2,428	1,610
Net change in inventory provision	383	425
Stock-based compensation	907	855
Gain on investments	(431)	(169)
Foreign currency adjustments on intercompany amounts and other non-cash items	69	(111)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(2,553)	(4,652)
Inventories	(636)	2,083
Prepaid expenses and other assets	(2,282)	130
Accounts payable	(1,468)	559
Accrued expenses and other liabilities	(4,533)	1,113
Pension liabilities	(206)	(198)

Net cash provided by (used in) operating activities	(417)	7,496

Cash flows from investing activities:
Purchases of investments	(2,203)	—
Purchases of plant and equipment	(2,144)	(3,477)

Net cash used in investing activities	(4,347)	(3,477)

Cash flows from financing activities:
Repayments of loans and notes payable	(278)	(7,970)
Proceeds from employee equity plans	5,212	694

Net cash provided by (used in) financing activities	4,934	(7,276)

Effect of exchange rate fluctuations on cash and cash equivalents	3,028	(1,161)

Net increase (decrease) in cash and cash equivalents	3,198	(4,418)
Cash and cash equivalents and restricted cash at beginning of period (1)	169,234	156,083

Cash and cash equivalents and restricted cash at end of period (2)	$172,432	$151,665

(1)	Includes restricted cash of $1.3 million and $277,000 as of March 31, 2017 and 2016, respectively.
(2)	Includes restricted cash of $1.4 million and $272,000 as of June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of the accounting estimates that require significant judgements by management include, but are not limited to, revenue reserves, inventory valuation, accounting for income taxes, and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed consolidated balance sheet as of March 31, 2017 has been derived from our audited consolidated balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017, or fiscal 2017, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Our fiscal year end is March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ending on March 31 of such numerically identified year.

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

We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as our revenue is primarily generated from the sale of finished, tangible products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. We do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In July 2015, FASB issued an amendment to modify the inventory measurement guidance in Topic 330, Inventory, for inventory that is measured using the methods other than last-in, first-out, or LIFO, and the retail inventory method. It requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. It eliminated the guidance in Topic 330 that required a reporting entity measuring inventory at the lower of cost or market to consider the replacement cost of inventory and the net realizable value of inventory less an approximately normal profit margin along with net realizable value in determining the market value. We have adopted this standard on a prospective basis in the first quarter of fiscal 2018. The effect on our consolidated financial statements was not material.

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

In March 2016, FASB issued amended guidance which simplifies several aspects of the accounting for employee share-based payment awards, including forfeitures, excess tax benefits or deficiencies and classification on the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Under this guidance, entities are permitted to make an accounting policy election to either estimate forfeitures on shared-based payment awards or to recognize forfeitures as they occur. We have adopted this guidance during the three months ended June 30, 2017 and have elected to recognize forfeitures as they occur. The effect of the adoption related to forfeitures was an increase to additional paid-in capital of $60,000, an increase to deferred tax assets of $21,000 and a decrease to retained earnings of $39,000. In addition, the new guidance requires us to record all of the tax effects related to share-based payments through our consolidated statement of operations. Accordingly, on a prospective basis, we recorded excess tax benefits of $545,000 in the three months ended June 30, 2017. Further, the guidance requires all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows. We have elected to apply the change in cash flow classification on a prospective basis. The presentation requirement related to employee taxes paid through withholding shares did not impact the statements of cash flows because such cash flows had historically been presented as financing activities. Taxes withheld on net exercises of stock options during June 30, 2017 and 2016 were $490,000 and $0, respectively, and were included in cash flows from financing activities in our consolidated statements of cash flows for the three months ended June 30, 2017 and 2016. The adoption had no other material impact on our consolidated financial statements.

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

In October 2016, FASB issued amended guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted in the first interim period only. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As early adoption is permitted, we elected to early adopt this standard in the first quarter of fiscal 2018. In accordance with the guidance that required adjustments to reflect the cumulative effect, we recorded a reduction in retained earnings and an increase in income tax payable of $1.1 million during the three months ended June 30, 2017.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of June 30, 2017 and March 31, 2017 (in thousands):

	June 30, 2017 (1)			March 31, 2017 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$98,303	$98,303	$—	$90,752	$90,752	$—
Marketable equity securities (3)	1,821	1,821	—	1,771	1,771	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total assets measured at fair value	$100,474	$100,124	$350	$92,873	$92,523	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

We measure our marketable equity securities and derivative contracts at fair value. Marketable equity securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we recognized other than temporary impairment losses of $0 and $151,000 in marketable equity securities during the three months ended June 30, 2017 and June 30, 2016 respectively.

From time to time, we use derivative instruments to manage exposure to changes in interest rates and currency exchange rates and the fair values of these instruments are recorded on the balance sheets. We have elected not to designate these instruments as accounting hedges. The changes in the fair value of these instruments are recorded in the current period’s statement of operations and are included in other income (expense), net. All of our derivative instruments are traded on over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measure fair value using prices obtained from the counterparties with whom we have traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, we classify these derivatives as Level 2. We held no derivative instruments at June 30, 2017 and March 31, 2017.

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

Our indebtedness for borrowed money and our installment payment obligations approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $78.0 million and $77.8 million as of June 30, 2017 and March 31, 2017, respectively.

Our equity method investments, cost method investments and non-financial assets, such as acquired intangible assets and property, plant and equipment, are recorded at fair value only if impairment is recognized. No impairment losses on the investments accounted for under the equity method or the cost method were recognized as of June 30, 2017 and June 30, 2016, as there have not been any events or changes in circumstances that we believe would have had a significant adverse effect on the fair value of those investments.

Our acquisition-related intangible assets were initially recorded at fair value. The valuation of the acquisition-related intangible assets was classified as a Level 3 measurement because the valuation was based on significant unobservable inputs and involved management judgement and assumptions about market participants and pricing. We review our intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable, based upon estimated undiscounted future cash flows. When we are required to determine the fair value of intangible assets other than goodwill, we use the income approach. We start with a forecast of all the expected net cash flows associated with the asset and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows on the projections and the selection of a long-term growth rate and the discount rate. Based on our review, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized during the quarter ended December 31, 2016.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
	(unaudited)
Accounts receivable, gross	$46,253	$45,856
Allowances	(4,115)	(4,689)

Accounts receivable, net	$42,138	$41,167

5. Other Assets

Other assets consist of the following (in thousands):

	June 30,	March 31,
	2017	2017
	(unaudited)
Marketable equity securities	$1,821	$1,771
Long-term equity method investments	12,145	11,589
Other items, including cost method investments	8,236	4,615

Total	$22,202	$17,975

Available-for-Sale Investments

Marketable equity securities and auction rate preferred securities are designated as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, recorded in other comprehensive income (loss). Realized gains and losses (calculated as proceeds less specifically identified costs) and declines in value of these investments judged by management to be other than temporary, if any, are included in other income (expense), net.

Equity Method Investments

We have equity interests in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea and Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. For the three months ended June 30, 2017 and 2016, we recorded an immaterial amount of our proportionate share of the affiliates’ gains and losses under the equity method of accounting. The carrying values of our investments in Powersem, EB Tech and ATEC at June 30, 2017 were $2.7 million, $2.6 million and $6.8 million, respectively. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2017 were $2.5 million, $2.6 million and $6.5 million, respectively.

Cost Method Investments

During the three months ended June 30, 2017 and during fiscal 2017, we made investments in privately-held companies. Those investments are accounted for under the cost method as they do not qualify for the fair value method or for another accounting method. As of June 30, 2017 and March 31, 2017, the carrying values of those investments were $4.1 million and $3.1 million, respectively. We do not estimate the fair value of those cost method investments because determining the fair value is not practicable.

6. Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2017	2017
	(unaudited)
Raw materials	$18,831	$17,920
Work in process	46,392	45,634
Finished goods	27,146	25,882

Total	$92,369	$89,436

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2017	2017
	(unaudited)
Uninvoiced goods and services	$14,638	$12,703
Compensation and benefits	7,118	6,707
Income taxes (1)	—	3,521
Commissions, royalties and other	1,783	2,416

Total	$23,539	$25,347

(1)	Prepaid income taxes of $1.1 million at June 30, 2017 were included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheet as of June 30, 2017.

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of June 30, 2017 was 3.18%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

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

In December 2016, we entered into an amendment to the Revolving Credit Agreement with the lenders under which the contractual term of the revolving loan was extended to November 20, 2019. The leverage ratio was increased to 2.50 to 1.00 from 2.00 to 1.00. No other terms of the Revolving Credit Agreement were affected by the amendment. At June 30, 2017, we complied with all of the financial covenants, including the leverage ratio.

In relation to the Revolving Credit Agreement and the amendment to the Revolving Credit Agreement, we incurred loan costs that were deferred and reduced our “Long term loans, net of current portion” on our unaudited consolidated balance sheets. Those costs are being amortized over the new life of the credit agreement. The unamortized balance at June 30, 2017 and March 31, 2017 was $362,000 and $399,000, respectively.

At June 30, 2017 and March 31, 2017, the outstanding balance under the credit agreement was $72.6 million.

The Revolving Credit Agreement also includes a $10.0 million letter of credit subfacility. Borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit. See Note 15, “Commitments and Contingencies” for further information regarding the terms of the subfacility.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB Deutsche Industriebank, or IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter a principal payment of €232,000, or about $265,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2017. The loan may be prepaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany, and a security deposit of €1.0 million. The security deposit will mature on December 29, 2017, so long as compliance occurs through that date. At June 30, 2017, the outstanding principal balance was €4.4 million, or about $5.0 million at that time. At March 31, 2017, the outstanding principal balance was €4.6 million, or $5.0 million.

Loans Assumed from Business Acquisitions

Our outstanding balances relating to loans assumed upon business acquisitions at June 30, 2017 and March 31, 2017 were $284,000 and $288,000, respectively. These loans consisted of certain short-term facilities from financial institutions and loans from government agencies to support research and development activities.

9. Pension Plans

We maintain three defined benefit pension plans: one for United Kingdom, or UK, employees, one for German employees and one for Philippine employees. We deposit funds for the UK and Philippine plans with financial institutions and make payments to former German employees directly. We accrue for the unfunded portion of the obligations. The measurement date for projected benefit obligations and plan assets is March 31. As of June 30, 2017, the German defined benefit plan was completely unfunded and we accrued for its obligations. The UK and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. We expect to contribute approximately $948,000 to the UK and the Philippines plans in the fiscal year ending March 31, 2018. This contribution is primary contractual.

Net Period Pension Cost

The net periodic pension expense includes the following components (in thousands):

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)
Service cost	$24	$28
Interest cost on projected benefit obligation	279	352
Expected return on plan assets	(280)	(323)
Recognized actuarial loss	98	48

Net periodic pension expense	$121	$105

Information on Plan Assets

We report and measure the plan assets of our defined benefit pension plans at fair value. The table below sets forth the fair value of our plan assets as of June 30, 2017 and March 31, 2017, using the same three-level hierarchy of fair-value inputs described in Note 3, “Fair Value” (in thousands):

	June 30, 2017			March 31, 2017
Description	Level 1	Level 2	Total	Level 1	Level 2	Total
	(unaudited)			(unaudited)
Cash and cash funds	$616	$—	$616	$136	$—	$136
Equity	—	—	—	314	—	314
Fixed interest	964	57	1,021	1,203	58	1,261
Mutual funds	13,639	13,584	27,223	13,181	13,390	26,571

Total	$15,219	$13,641	$28,860	$14,834	$13,448	$28,282

10. Employee Equity Incentive Plans

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the three months ended June 30, 2017, there were 57,422 shares purchased under the Purchase Plan, leaving approximately 70,648 shares available for purchase under the Purchase Plan in the future, pending a stockholder vote on an additional 400,000 shares at the upcoming annual meeting.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended June 30,
Statement of Operations Classifications	2017	2016
	(unaudited)
Cost of goods sold	$93	$100
Research, development and engineering	325	303
Selling, general and administrative	489	452

Stock-based compensation effect in income before income tax provision	907	855
Provision for income tax (1)	363	342

Net stock-based compensation effects in net income	$544	$513

(1)	Calculated at the U.S. statutory income tax rate of 40% in fiscal 2018 and 2017.

During the three months ended June 30, 2017, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of June 30, 2017, approximately $9.2 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three months ended June 30, 2017 and 2016, were based on estimates at the date of grant as follows:

	Stock Options		Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$6.49	$3.96	$2.92	$3.94
Risk-free interest rate	1.9%	1.4%	0.7%	0.3%
Expected term in years	6.63	6.41	0.75	1.00
Volatility	36.8%	41.0%	29.9%	42.9%
Dividend yield (1)	0.0%	1.4%	0.0%	1.4%

(1)	No dividends were declared for the quarter ended June 30, 2017.

Activity with respect to outstanding stock options for the three months ended June 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)	(000)
Balance at March 31, 2017	5,097,545	$10.71
Options granted	549,000	$16.05
Options exercised	(812,045)	$9.40	$5,187
Options cancelled	(89,750)	$11.42
Options expired	(19,000)	$9.35

Balance at June 30, 2017	4,725,750	$11.54

Exercisable at June 30, 2017	2,607,500	$10.75
Exercisable at March 31, 2017	3,300,295	$10.34

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

11. Accumulated Other Comprehensive Income (Loss)

The components and the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Foreign Currency	Unrealized Losses on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2017	$(19,233)	$(219)	$(9,093)	$(28,545)
Other comprehensive income (loss) before reclassifications	6,882	(13)	—	6,869

Net current period other comprehensive income (loss)	6,882	(13)	—	6,869

Balance as of June 30, 2017	$(12,351)	$(232)	$(9,093)	$(21,676)

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)
Other comprehensive income (loss) before reclassifications	(2,825)	85	—	(2,740)
Net loss reclassified from accumulated other comprehensive income (loss)	—	90	—	90

Net current period other comprehensive income (loss)	(2,825)	175	—	(2,650)

Balance as of June 30, 2016	$(13,464)	$93	$(9,545)	$(22,916)

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016 are as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Impacted Line Item on Unaudited Condensed Consolidated Income Statements
	Three Months Ended June 30,
	2017	2016
	(unaudited)
Impairment of marketable securities	—	(151)	Other income (expense), net

Subtotal	—	(151)	Income before income tax provision
Tax impact	—	61	Provision for income tax

Total reclassifications for the period	$—	$(90)	Net income

12. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)
Net income	$5,494	$3,019

Weighted average shares - basic	32,086	31,401

Weighted average shares - diluted	33,044	32,001

Net income per share - basic	$0.17	$0.10

Net income per share - diluted	$0.17	$0.09

Diluted weighted average shares included approximately 958,000 and 600,000 common equivalent shares from stock options for the three months ended June 30, 2017 and 2016.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three months ended June 30, 2017 and 2016, there were outstanding options to purchase 579,033 and 2,889,670 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

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

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended
	June 30,
	2017	2016
	(unaudited)
United States	$19,613	$19,501
Europe and the Middle East:
France	1,935	3,450
Germany	10,058	8,599
Italy	978	1,076
Netherlands	1,396	1,140
United Kingdom	3,803	3,627
Other	5,854	5,953
Asia Pacific:
China	23,819	22,640
Japan	2,119	1,718
Singapore	3,019	3,007
South Korea	5,813	4,695
Other	2,823	3,362
Rest of the World:
India	1,040	900
Other	1,272	970

Total	$83,542	$80,638

The following table sets forth net revenues for each of our product groups for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
	(unaudited)
Power semiconductors	$57,628	$56,479
Integrated circuits	21,172	20,382
Systems and radio frequency power semiconductors	4,742	3,777

Total	$83,542	$80,638

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Three Months Ended June 30,
	2017	2016
	(unaudited)
Revenues:
Distributor A	15.2%	13.8%
Distributor B	10.7%	10.6%

14. Income Taxes

For the three months ended June 30, 2017 and 2016, we recorded income tax provisions of $1.7 million and $2.3 million, reflecting effective tax rates of 24.1% and 42.7%, respectively. The June 2017 quarter was impacted by the adoption of Accounting Standards Update, or ASU, No. 2016-09 during the quarter ended June 30, 2017, which required the recognition of all excess tax benefits and tax deficiencies in our statement of operations when the awards vested or were settled, the adoption of ASU 2016-16, that eliminated the deferral of recognition of deferred tax attributes on certain intercompany transactions and the estimates of annual income in domestic and foreign jurisdictions. Our effective tax rate for the quarter ended June 30, 2016 was affected by non-benefitted losses incurred in certain tax jurisdictions and estimates of annual income in domestic and foreign jurisdictions.

15. Commitments and Contingencies

Revolving Credit Agreement

See Note 8, “Borrowing Arrangements” for information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate any potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of June 30, 2017 and March 31, 2017.

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

16. Subsequent Events

On July 21, 2017, we acquired Componentes Semiconductores de Portugal, LDA, an assembly service provider in Portugal. Upon the close of the acquisition transaction, we assumed liabilities of approximately €2.7 million.

In July 2017, we advanced $1.5 million pursuant to a convertible bridge financing agreement with a privately-held UK company.

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

We also design, manufacture and sell integrated circuits for a variety of applications. Our microcontrollers provide application-specific, embedded system-on-chip, solutions for the industrial and consumer markets. Our analog and mixed-signal ICs are principally used in telecommunications applications. Our mixed-signal application-specific ICs, address the requirements of the medical imaging equipment and display markets. Our power management and control ICs are used in conjunction with our power semiconductors.

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

Since the quarter ended September 30, 2016, our quarterly net revenues increased sequentially. Our net revenues from sales of power semiconductors increased sequentially since that quarter, while our net revenues from sales of ICs and systems and RF power semiconductors fluctuated modestly. During the same periods, sales to the industrial and commercial market and communication infrastructure market notably increased, while sales to other major application markets changed modestly from quarter to quarter in no significant pattern. Geographically, sales in all major areas fluctuated from quarter to quarter, except the Asia Pacific region where sales sequentially increased since the quarter ended December 31, 2016. Our selling, general and administrative, or SG&A, expenses have been relatively stable over the past four quarters. During the same periods, our research, development and engineering expenses, or R&D expenses, have changed insignificantly, largely due to timing effects. In future periods, we expect our SG&A expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenues. We expect our R&D expenses to fluctuate modestly in the upcoming quarters.

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

We sell to distributors and OEMs. Approximately 58.6% of our net revenues in the three months ended June 30, 2017 and 59.5% of our net revenues in the three months ended June 30, 2016 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. Deferred amounts are presented net and included on the balance sheet as part of “Accrued expenses and other current liabilities.”

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. Under the program, approximately $672,000 and $321,000 of products were returned to us in the three months ended June 30, 2017 and 2016, respectively. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the three months ended June 30, 2017 (in thousands):

(unaudited)
Balance at March 31, 2017	$1,549
Additions	1,878
Deductions	(1,984)

Balance at June 30, 2017	$1,443

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2017	$19,298
Utilization or sale	(339)
Scrap	(519)
Additional accrual	556
Foreign currency translation adjustments	311

Balance at June 30, 2017	$19,307

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. Our lower of cost or market reserve were $626,000 and $384,000, respectively, as of June 30, 2017 and March 31, 2017.

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

Under the quantitative approach effective prior to January 2017, there were two steps in the determination of the impairment of goodwill. The first step compared the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognized an impairment loss to the extent the carrying value of the reporting unit’s net assets exceeds the implied fair value of goodwill. An impairment loss was recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. In January 2017, FASB issued amended guidance which eliminated the second step in goodwill impairment testing. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance no longer requires us to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We adopted the new guidance on a prospective basis commencing with the quarter ended March 31, 2017. See Note 2, “Recent Accounting Pronouncements and Accounting Changes” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the recent accounting pronouncements and accounting changes. We operate our business as one reporting unit.

We assess the recoverability of the finite-lived intangible assets by examining the occurrences of certain events or changes of circumstances that indicate that the carrying amounts may not be recoverable. After our initial assessment, if it is necessary, we perform the impairment test by determining whether the estimated undiscounted cash flows attributable to the assets in question are less than their carrying values. Impairment losses, if any, are measured as the amount by which the carrying values of the assets exceed their fair value and are recognized in operating results. If a useful life is determined to be shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. During the quarter ended December 30, 2016, the intangible assets resulting from the RadioPulse acquisition were determined to be fully impaired and an impairment charge of $1.4 million was recognized.

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

	Three Months Ended June 30,
	2017	% change	2016
		(unaudited)
	(000)		(000)
Net revenues	$83,542	3.6	$80,638
Cost of goods sold	56,996	0.6	56,644

Gross profit	$26,546	10.6	$23,994

Operating expenses:
Research, development and engineering	$7,573	(4.3)	$7,910
Selling, general and administrative	10,006	(0.3)	10,038
Amortization of acquisition-related intangible assets	596	(41.4)	1,017

Total operating expenses	$18,175	(4.2)	$18,965

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues
	Three Months Ended June 30,
	2017	2016
	(unaudited)
Net revenues	100.0	100.0
Cost of goods sold	68.2	70.2

Gross profit	31.8	29.8

Operating expenses:
Research, development and engineering	9.1	9.8
Selling, general and administrative	12.0	12.4
Amortization of acquisition-related intangible assets	0.7	1.4

Total operating expenses	21.8	23.6

Operating income	10.0	6.2
Other income (expense), net	(1.3)	0.3

Income before income tax	8.7	6.5
Provision for income tax	(2.1)	(2.8)

Net income	6.6	3.7

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)

	Three Months Ended June 30,
	2017	% change	2016
		(unaudited)
	(000)		(000)
Power semiconductors	$57,628	2.0	$56,479
Integrated circuits	21,172	3.9	20,382
Systems and RF power semiconductors	4,742	25.5	3,777

Total	$83,542	3.6	$80,638

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended June 30,
	2017	% change	2016
		(unaudited)
Power semiconductors	$1.59	(5.4)	$1.68
Integrated circuits	$0.46	2.2	$0.45
Systems and RF power semiconductors	$22.69	4.5	$21.71

Units

	Three Months Ended June 30,
	2017	% change	2016
		(unaudited)
	(000)		(000)
Power semiconductors	36,161	7.8	33,554
Integrated circuits	45,775	2.4	44,694
Systems and RF power semiconductors	209	20.1	174

Total	82,145	4.7	78,422

The following table sets forth the net revenue by geographic region for the fiscal periods indicated:

	Three Months Ended June 30,
	2017		2016
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
	(unaudited)
	(000)		(000)
Europe and the Middle East	$24,024	28.8	$23,845	29.6
Asia Pacific	37,593	45.0	35,422	43.9
Rest of the world	2,312	2.7	1,870	2.3

International revenues	63,929	76.5	61,137	75.8
USA	19,613	23.5	19,501	24.2

Total	$83,542	100.0	$80,638	100.0

The 3.6% increase in net revenues in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 reflected an increase of $1.1 million, or 2.0%, in the sale of power semiconductors, an increase of $790,000, or 3.9%, in the sale of ICs and an increase of $965,000, or 25.5%, in the sale of systems and RF power semiconductors. The increase in net revenues from power semiconductors was largely the result of an increase in the sale of bipolar products, principally to the industrial and commercial market and the communication infrastructure market, and an increase in the sale of metal-oxide-silicon, or MOS, transistor products, primarily to the communication infrastructure market and industrial and commercial market. The increase in net revenues from ICs was primarily caused by a $1.2 million increase in the sale of solid state relays, or SSRs, primarily to the industrial and commercial market, partially offset by a decrease in sales of microcontrollers, primarily to the consumer products market. The net revenues from the sale of systems and RF power semiconductors increased primarily due to an increase in net revenues from the sale of RF power semiconductor products, primarily to the communication infrastructure market.

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, the increases in unit shipments of power semiconductors, ICs and systems and RF power semiconductors were broad-based, except for a reduction in the shipment of SSRs, application specific integrated circuits and subassemblies.

For the three months ended June 30, 2017 as compared to the same period of the previous fiscal year, the decrease in the ASPs of power semiconductors was mainly due to a decrease in the ASPs of MOS transistor products. The decrease in the ASPs for MOS transistor products was caused by a shift in product mix as we shipped higher quantities of lower-priced products. Comparing to the same period of the previous fiscal year, the ASPs of ICs remained fairly consistent. For the three months ended June 30, 2017 as compared the same period of the previous fiscal year, the increase in the ASPs of systems and RF power semiconductors was due to an increase in the number of higher-priced RF power semiconductors and subassemblies shipped in the period.

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, our sales increased in all major geographical areas. Comparing the same periods, our sales increased to the industrial and commercial market and the communication infrastructure market while our sales to our other major application markets decreased.

For the three months ended June 30, 2017 and 2016, one distributor accounted for 15.2% and 13.8% of our net revenues, respectively. For the three months ended June 30, 2017 and 2016, another distributor accounted for 10.7% and 10.6% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit increased to $26.5 million in the three months ended June 30, 2017 from $24.0 million in the three months ended June 30, 2016. Gross profit margin increased to 31.8% in the quarter ended June 30, 2017 from 29.8% in the quarter ended June 30, 2016. The increases in both gross profit dollars and margins were largely because of increased revenues and improved utilization of our manufacturing facilities.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three months ended June 30, 2017 were 9.1% as compared to 9.8% for the three months ended June 30, 2016. The decrease in the percentage primarily resulted from higher net revenues. Expressed in dollars, for the three months ended June 30, 2017 as compared to the same period of the prior year, our R&D expenses decreased by approximately $337,000, or 4.3%. The decrease in dollars was primarily due to project timing.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three months ended June 30, 2017 were 12.0% as compared to 12.4% for the three months ended June 30, 2016. The decrease in the percentage was primarily due to higher net revenues. Expressed in dollars, SG&A expenses remained consistent with our SG&A expenses for the three months ended June 30, 2016.

Amortization of Acquisition-Related Intangible Assets

For the three months ended June 30, 2017, we recorded amortization expenses on acquired intangible assets of $596,000 as compared to $1.0 million for the same period in fiscal 2017.

Interest Expense

During the three months ended June 30, 2017, our interest expenses were $694,000 as compared to $635,000 for the three months ended June 30, 2016.

Other Income (Expense)

In the quarter ended June 30, 2017, other expense, net, was $515,000 as compared to other income, net, of $815,000 in the quarter ended June 30, 2016. The shift from other income, net, in the three month period ended June 30, 2016 to other expense, net, in the same period of fiscal 2018 was primarily related to fluctuations in foreign currency exchange rates. Other expense, net, in the three months ended June 30, 2017 principally consisted of $978,000 in losses associated with changes in exchange rates for foreign currency transactions. Other income, net in the three months ended June 30, 2016 principally consisted of $620,000 in gains associated with changes in exchange rates for foreign currency transactions.

Provision for Income Tax

For the three months ended June 30, 2017 and 2016, we recorded income tax provisions of $1.7 million and $2.3 million, reflecting effective tax rates of 24.1% and 42.7%, respectively. The June 2017 quarter was impacted by the adoption of Accounting Standards Update, or ASU, No. 2016-09 during the quarter ended June 30, 2017, which required the recognition of all excess tax benefits and tax deficiencies in our statement of operations when the awards vested or were settled, the adoption of ASU 2016-16, that eliminated the deferral of recognition of deferred tax attributes on certain intercompany transactions and the estimates of annual income in domestic and foreign jurisdictions. Our effective tax rate for the quarter ended June 30, 2016 was affected by non-benefitted losses incurred in certain tax jurisdictions and estimates of annual income in domestic and foreign jurisdictions.

Liquidity and Capital Resources

At June 30, 2017, cash and cash equivalents and restricted cash were $172.4 million as compared to $169.2 million at March 31, 2017.

Our cash used by operating activities in the three months ended June 30, 2017 was $417,000, primarily due to a net decrease of $11.7 million in operating assets and liabilities, partially offset by $5.5 million of net income, $2.8 million for receivable and inventory allowances and $2.4 million for depreciation and amortization. The $11.7 million decrease in operating assets and liabilities principally resulted from increases in assets with the growth of revenues and from the timing of the payment of taxes and accounts payable. Our cash provided by operating activities in the three months ended June 30, 2016 was $7.5 million, primarily due to $3.0 million of net income, $2.8 million for depreciation and amortization and $2.0 million for receivable and inventory allowances. These were partially offset by a net decrease of $965,000 in operating assets and liabilities.

Our net cash used in investing activities for the three months ended June 30, 2017 was $4.3 million, as compared to net cash used in investing activities of $3.5 million during the three months ended June 30, 2016. During the three months ended June 30, 2017, we spent $2.2 million on purchase of investments and $2.1 million on the purchase of property and equipment. During the three months ended June 30, 2016, we spent $3.5 million on the purchase of property and equipment.

For the three months ended June 30, 2017, net cash provided by financing activities was $4.9 million, as compared to net cash used in financing activities of $7.3 million in the three months ended June 30, 2016. During the three months ended June 30, 2017, we received $5.2 million from employee equity plans, offset by $278,000 used for principal repayment on loan obligations. During the three months ended June 30, 2016, we made a principal repayment of $8.0 million on loan obligations, offset by $694,000 received from employee equity plans.

At June 30, 2017, loans payable totaled $78.0 million, consisting of an outstanding loan balance of $5.0 million from IKB Deutsche Industriebank, or IKB, a revolving loan of $72.6 million, net of debt issuance costs, under a revolving credit agreement and $284,000 of loans assumed upon business acquisitions. Of the loans payable, $1.1 million was classified as a short-term loan and included in “Current portion of loans payable” in our unaudited consolidated balance sheet as of June 30, 2017. The loans payable of $78.0 million represented 45.2% of our cash and cash equivalents and restricted cash and 24.7% of our stockholders’ equity.

In April 2015, we borrowed €6.5 million, or about $7.2 million at the time, from IKB. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $265,000, and a payment of accrued interest are required. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the loan.

On November 20, 2015, we entered into a revolving credit agreement with a syndicate of banks for a line of credit of $125.0 million. In December 2016, the term of the loan was extended to November 20, 2019. As of June 30, 2017, the outstanding principal balance was $73.0 million. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit arrangements.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, or UK, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The UK and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liability accrued for the three plans at June 30, 2017 was $15.6 million.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at June 30, 2017. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2017, our Chief Executive Officers, one of whom is also the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 7, 2017, we entered into a license agreement with North Plate Semiconductor, LLC. The license agreement covered the patents that were the subject of an action for patent infringement filed in the U.S. District Court for the Eastern District of Michigan. Pursuant to the license agreement, the action was dismissed with prejudice.

We are involved in a variety of other legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

For the fiscal year ended March 31, 2017, our net revenues by region were approximately 25.3% in the United States, approximately 29.1% in Europe and the Middle East, approximately 42.9% in the Asia Pacific region and approximately 2.7% in India and the rest of the world. We expect net revenues from foreign markets to continue to represent a majority of total net revenues. We maintain significant business operations in Germany, the UK, the Philippines and South Korea and work with subcontractors, suppliers and manufacturers in South Korea, Japan, the Philippines and elsewhere in Europe and the Asia Pacific region. Some of the risks inherent in doing business internationally are:

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio that was effective at the time. As of June 30, 2017, we complied with all of the financial covenants.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of July 27, 2017, approximately 20.7% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Date: August 4, 2017

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