Form 10-Q
period 2017-09-30
IXYS CORP /DE/
filed 2017-11-03
CIK 945699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 26, 2017 was 32,769,103.

IXYS CORPORATION

FORM 10-Q

September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$168,771	$167,904
Restricted cash	1,470	1,330
Accounts receivable, net	41,745	41,167
Inventories	95,944	89,436
Prepaid expenses and other current assets	7,138	3,977

Total current assets	315,068	303,814
Property, plant and equipment, net	47,107	42,240
Intangible assets, net	1,789	2,984
Goodwill	43,993	42,227
Deferred income taxes	25,091	24,739
Other assets	29,930	17,975

Total assets	$462,978	$433,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loans payable	$1,148	$1,058
Accounts payable	12,397	11,409
Accrued expenses and other current liabilities	25,922	25,347

Total current liabilities	39,467	37,814
Long term loans, net of current portion	76,761	76,791
Pension liabilities	15,839	14,901
Other long term liabilities	6,579	6,618

Total liabilities	138,646	136,124

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 80,000,000 shares; 38,383,751 issued and 32,764,103 outstanding at September 30, 2017 and 38,326,329 issued and 31,912,021 outstanding at March 31, 2017	384	383
Additional paid-in capital	218,286	217,355
Treasury stock, at cost: 5,619,648 common shares at September 30, 2017 and 6,414,308 common shares at March 31, 2017	(51,116)	(58,347)
Retained earnings	174,784	167,009
Accumulated other comprehensive loss	(18,006)	(28,545)

Total stockholders’ equity	324,332	297,855

Total liabilities and stockholders’ equity	$462,978	$433,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues	$87,684	$78,629	$171,226	$159,267
Cost of goods sold	60,897	53,174	117,893	109,818

Gross profit	26,787	25,455	53,333	49,449

Operating expenses:
Research, development and engineering	8,231	7,848	15,804	15,758
Selling, general and administrative	12,891	10,140	22,897	20,178
Amortization of acquisition-related intangible assets	597	696	1,193	1,713

Total operating expenses	21,719	18,684	39,894	37,649

Operating income	5,068	6,771	13,439	11,800
Other income (expense):
Interest income	89	53	168	115
Interest expense	(434)	(615)	(1,128)	(1,250)
Other income (expense), net	(190)	586	(705)	1,401

Income before income tax provision	4,533	6,795	11,774	12,066
Provision for income tax	(1,070)	(2,860)	(2,817)	(5,112)

Net income	$3,463	$3,935	$8,957	$6,954

Net income per share:
Basic	$0.11	$0.12	$0.28	$0.22

Diluted	$0.10	$0.12	$0.27	$0.22

Cash dividends per common share	$—	$—	$—	$0.040

Weighted average shares used in per share calculation:
Basic	32,642	31,490	32,364	31,447

Diluted	34,099	32,145	33,572	32,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,463	$3,935	$8,957	$6,954
Foreign currency translation adjustments	3,795	436	10,677	(2,388)
Changes in market value of investments:
Changes in unrealized gains (losses), net of income taxes of $(84) and $(92) for the three and six months ended September 30, 2017, respectively, and net of income taxes of $31 and $76 for the three and six months ended September 30, 2016, respectively	(125)	47	(138)	132
Reclassification adjustment for net losses realized in net income, net of income taxes of $(80) and $(19) for the three and six months ended September 30, 2016, respectively	—	(121)	—	(31)

Net change in market value of investments	(125)	(74)	(138)	101

Total comprehensive income	$7,133	$4,297	$19,496	$4,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IXYS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,957	$6,954
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired and liabilities assumed:
Depreciation and amortization	5,046	5,367
Provision for receivable allowances	5,580	4,517
Net change in inventory provision	1,442	593
Stock-based compensation	2,005	1,729
Gain on investments	(744)	(552)
Foreign currency adjustments on intercompany amounts and other non-cash items	62	(79)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(4,846)	(5,242)
Inventories	(3,378)	(2,112)
Prepaid expenses and other assets	(3,320)	(326)
Accounts payable	508	(86)
Accrued expenses and other liabilities	(4,504)	3,021
Pension liabilities	(419)	(386)

Net cash provided by operating activities	6,389	13,398

Cash flows from investing activities:
Cash acquired on acquisition	69	—
Purchases of investments	(9,115)	(2,000)
Purchases of plant and equipment	(6,030)	(5,156)
Proceeds from sale of investments	—	805

Net cash used in investing activities	(15,076)	(6,351)

Cash flows from financing activities:
Repayments of loans and notes payable	(1,009)	(8,229)
Proceeds from employee equity plans	6,097	1,355
Payment of cash dividends to stockholders	—	(1,258)

Net cash provided by (used in) financing activities	5,088	(8,132)

Effect of exchange rate fluctuations on cash and cash equivalents	4,606	(920)

Net increase (decrease) in cash and cash equivalents	1,007	(2,005)
Cash and cash equivalents and restricted cash at beginning of period (1)	169,234	156,083

Cash and cash equivalents and restricted cash at end of period (2)	$170,241	$154,078

(1)	Includes restricted cash of $1.3 million and $277,000 as of March 31, 2017 and 2016, respectively.
(2)	Includes restricted cash of $1.5 million and $274,000 as of September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or U.S. GAAP, for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of IXYS Corporation, or IXYS, and its wholly-owned subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of the accounting estimates that require significant judgments by management include, but are not limited to, revenue reserves, inventory valuation, accounting for investments, accounting for income taxes and allocation of purchase price in business combinations. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The condensed consolidated balance sheet as of March 31, 2017 has been derived from our audited consolidated balance sheet as of that date. It is recommended that the interim financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017, or fiscal 2017, contained in our Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Our fiscal year end is March 31. References to any numerically identified year preceded by the word “fiscal” are references to the year ending on March 31 of such numerically identified year.

Acquisition by Littelfuse, Inc.

On August 28, 2017, we announced the Agreement and Plan of Merger, dated August 25, 2017, by and among IXYS Corporation, Littelfuse, Inc., or Littelfuse, and Iron Merger Co., Inc., or the merger agreement. Under the terms of the merger agreement, Littelfuse will acquire all of our outstanding shares in a cash and stock transaction and each of our stockholders will be entitled to elect to receive, per IXYS share, either $23.00 in cash or 0.1265 of a share of Littelfuse common stock, subject to proration. In total, 50% of IXYS common stock will be converted into cash and 50% into Littelfuse common stock.

The transaction has been approved by our Board of Directors and is expected to close in the first calendar quarter of 2018. The transaction is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by our stockholders. Littelfuse expects to finance the cash portion of the transaction consideration through a combination of existing cash and additional debt.

2. Recent Accounting Pronouncements and Accounting Changes

In May 2014, Financial Accounting Standards Board, or FASB, issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when or as the entity satisfies a performance obligation. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods during the annual period. Early adoption is permitted for annual periods commencing after December 15, 2016. Two different transition methods are available: full retrospective and modified retrospective.

We expect to adopt this guidance on a modified retrospective basis. We are currently evaluating the potential impact of this standard on our financial position and results of operations. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as our revenue is primarily generated from the sale of finished, tangible products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. We do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

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

Fair Value Measurements on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of September 30, 2017 and March 31, 2017 (in thousands):

	September 30, 2017 (1)			March 31, 2017 (1)
		Fair Value Measured at			Fair Value Measured at
		Reporting Date Using			Reporting Date Using
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
	(unaudited)			(unaudited)
Money market funds (2)	$96,780	$96,780	$—	$90,752	$90,752	$—
Marketable equity securities (3)	1,649	1,649	—	1,771	1,771	—
Auction rate preferred securities (3)	350	—	350	350	—	350

Total assets measured at fair value	$98,779	$98,429	$350	$92,873	$92,523	$350

(1)	We did not have any recurring fair value measurements of assets or liabilities whose fair value was measured using significant unobservable inputs.
(2)	Included in “Cash and cash equivalents” on our unaudited condensed consolidated balance sheets.
(3)	Included in “Other assets” on our unaudited condensed consolidated balance sheets.

We measure our marketable equity securities at fair value. Marketable equity securities are valued using the quoted market prices and are therefore classified as Level 1 estimates. All of the marketable equity securities are subject to a periodic impairment review. We review any impairment to determine whether it is other than temporarily impaired. This review is based on factors such as length of time of impairment, extent to which the fair value is below the cost basis, financial conditions of the issuer of the security, our expectations of future recoveries and our ability and intent to hold or sell the securities. Based on our review, we concluded there was no other than temporary impairment loss in marketable equity securities during the three and six months ended September 30, 2017. During the three and six months ended September 30, 2016, we recognized other than temporary impairment losses of $0 and $151,000, respectively, in marketable equity securities.

Auction rate preferred securities, or ARPS, are stated at par value based upon observable inputs, including historical redemptions received from the ARPS issuers, and are therefore categorized as Level 2 estimates.

Cash and cash equivalents are recognized and measured at fair value in our consolidated financial statements. Accounts receivable, investments in convertible debts and prepaid expenses and other current assets are financial assets with carrying values that approximate fair value. Accounts payable and accrued expenses and other current liabilities are financial liabilities with carrying values that approximate fair value.

Our indebtedness for borrowed money and our installment payment obligations approximated fair value, as the interest rates either adjusted according to the market rates or the interest rates approximated the market rates. The estimated fair value of these items was approximately $77.9 million and $77.8 million as of September 30, 2017 and March 31, 2017, respectively.

Our equity method investments, cost method investments and non-financial assets, such as acquired intangible assets and property, plant and equipment, are recorded at fair value only if impairment is recognized. No impairment losses on the investments accounted for under the equity method or the cost method were recognized as of September 30, 2017 and September 30, 2016, as there have not been any events or changes in circumstances that we believe would have had a significant adverse effect on the fair value of those investments.

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

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
	(unaudited)
Accounts receivable, gross	$45,929	$45,856
Allowances	(4,184)	(4,689)

Accounts receivable, net	$41,745	$41,167

5. Other Assets

Other assets consisted of the following (in thousands):

	September 30,	March 31,
	2017	2017
	(unaudited)
Marketable equity securities	$1,649	$1,771
Investments in convertible debt	9,063	503
Long-term equity method investments	12,551	11,589
Cost method investments	4,270	3,103
Other items	2,397	1,009

Total	$29,930	$17,975

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

Investments in Convertible Debt

We invested in convertible debt issued by certain public and privately-held companies. Those investments are accounted for as available-for-sale securities. The total costs of these investments of $9.1 million as of September 30, 2017 and $503,000 as of March 31, 2017 approximated the fair value of these investments on the respective dates.

During the quarter ended September 30, 2017, we loaned $4.4 million to North Texas Epitaxy, LLC, or NTE, an epitaxial wafer supplier, under a Secured Convertible Promissory Note. The note bears an interest rate of 3% and is repayable in 3 years. As part of this arrangement, we obtained security interests in the assets of NTE. Additionally, we have the option to convert the note into 95.0% ownership of NTE.

Equity Method Investments

We have equity interests in Powersem GmbH, or Powersem, a semiconductor manufacturer based in Germany, EB Tech Ltd., or EB Tech, a radiation services provider based in South Korea and Automated Technology, Inc., or ATEC, an assembly and test services provider in the Philippines. These investments are accounted for using the equity method. For the three and six months ended September 30, 2017 we recorded an immaterial amount of our proportionate share of the affiliates’ gains and losses under the equity method of accounting. The carrying values of our investments in Powersem, EB Tech and ATEC at September 30, 2017 were $2.8 million, $2.6 million and $7.1 million, respectively. The carrying values of our investments in Powersem, EB Tech and ATEC at March 31, 2017 were $2.5 million, $2.6 million and $6.5 million, respectively.

Cost Method Investments

Our investments in privately-held businesses over which we do not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. We do not estimate the fair value of those cost method investments because determining the fair value is not practicable.

6. Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2017	2017
	(unaudited)
Raw materials	$20,870	$17,920
Work in process	50,389	45,634
Finished goods	24,685	25,882

Total	$95,944	$89,436

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
	(unaudited)
Uninvoiced goods and services	$15,805	$12,703
Compensation and benefits	8,304	6,707
Income taxes (1)	—	3,521
Commissions, royalties and other	1,813	2,416

Total	$25,922	$25,347

(1)	Prepaid income taxes of $1.3 million at September 30, 2017 were included in “Prepaid expenses and other current assets” on our unaudited condensed consolidated balance sheet as of September 30, 2017.

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

The credit agreement provides different interest rate alternatives under which we may borrow funds. We may elect to borrow based on LIBOR plus a margin or an alternative base rate plus a margin. The margin can range from 0.75% to 2.5%, depending on interest rate alternatives and on our leverage of liabilities to effective tangible net worth. The applicable interest rate as of September 30, 2017 was 3.01%. An unused commitment fee is also payable. It ranges from 0.25% to 0.625% annually, depending on leverage.

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

In December 2016, we entered into an amendment to the Revolving Credit Agreement with the lenders under which the contractual term of the revolving loan was extended to November 20, 2019. The leverage ratio was increased to 2.50 to 1.00 from 2.00 to 1.00. No other terms of the Revolving Credit Agreement were affected by the amendment. At September 30, 2017, we complied with all of the financial covenants, including the leverage ratio.

In relation to the Revolving Credit Agreement and the amendment to the Revolving Credit Agreement, we incurred loan costs that were deferred and reduced our “Long term loans, net of current portion” on our unaudited condensed consolidated balance sheets. Those costs are being amortized over the new life of the credit agreement. The unamortized balance at September 30, 2017 and March 31, 2017 was $324,000 and $399,000, respectively.

At September 30, 2017 and March 31, 2017, the outstanding balances, net of the loan costs, under the credit agreement were $72.7 million and $72.6 million, respectively.

The Revolving Credit Agreement also includes a $10.0 million letter of credit subfacility. Borrowing under this subfacility is limited to the extent of availability under the $125.0 million revolving line of credit.

IKB Deutsche Industriebank

In April 2015, we entered into a loan with IKB Deutsche Industriebank, or IKB. Under the agreement, we borrowed €6.5 million, or about $7.2 million at the time. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $274,000, and a payment of accrued interest are required. Financial covenants for a ratio of indebtedness to cash flow, a ratio of equity to total assets and a minimum stockholders’ equity for the German subsidiary must be satisfied for the loan to remain in good standing. Compliance with these covenants is required annually at March 31. We complied with all of these financial covenants at March 31, 2017. The loan may be repaid in whole or in part with a modest penalty. The loan is also collateralized by a security interest in the facility in Lampertheim, Germany, and a security deposit of €1.0 million. The security deposit will mature on December 29, 2017, so long as compliance occurs through that date. At September 30, 2017, the outstanding principal balance was €4.2 million, or about $4.9 million at that time. At March 31, 2017, the outstanding principal balance was €4.6 million, or about $5.0 million.

Merger Agreement

Pursuant to the merger agreement, the borrowing arrangements under the Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million and our agreement with IKB should be repaid prior to the closing of the Littelfuse transaction. We will pay early termination costs associated with repaying and cancelling these facilities.

9. Employee Equity Incentive Plans

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

Employee Stock Purchase Plan

The Board of Directors has approved the Amended and Restated 1999 Employee Stock Purchase Plan, or the Purchase Plan, and reserved a total of 1,950,000 shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, all eligible employees may purchase our common stock at a price equal to 85% of the lower of the fair market value at the beginning of the offer period or the semi-annual purchase date. Stock purchases are limited to 15% of an employee’s eligible compensation. During the six months ended September 30, 2017, there were 57,422 shares purchased under the Purchase Plan, leaving approximately 470,648 shares available for purchase under the Purchase Plan in the future, including 400,000 shares approved by the stockholders on August 31, 2017.

Pursuant to the merger agreement, purchases after the November 30, 2017 purchase under the Amended and Restated 1999 Employee Stock Purchase Plan will be suspended pending closing.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Statement of Operations Classifications	2017	2016	2017	2016
	(unaudited)		(unaudited)
Cost of goods sold	$107	$96	$200	$196
Research, development and engineering	416	283	741	586
Selling, general and administrative	575	495	1,064	947

Stock-based compensation effect in income before income tax provision	1,098	874	2,005	1,729
Provision for income tax (1)	439	350	802	692

Net stock-based compensation effects in net income	$659	$524	$1,203	$1,037

(1)	Calculated at the U.S. statutory income tax rate of 40% in fiscal 2018 and 2017.

During the six months ended September 30, 2017, the unaudited condensed consolidated statements of operations and cash flows do not reflect any tax benefit for the tax deduction from option exercises and other awards. As of September 30, 2017, approximately $8.2 million in stock-based compensation is to be recognized for unvested stock options granted under our equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan. The weighted average estimated fair values of employee stock option grants and rights granted under the Purchase Plan, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended September 30, 2017 and 2016 were based on estimates at the date of grant as follows:

	Stock Options (1)					Purchase Plan (2)
	Three Months Ended September 30,			Six Months Ended September 30,		Six Months Ended September 30,
	2017		2016	2017	2016	2017	2016
	(unaudited)			(unaudited)		(unaudited)
Weighted average estimated fair value of grant per share	$	na	$4.99	$6.49	$4.40	$2.92	$3.94
Risk-free interest rate		na	1.3%	1.9%	1.3%	0.7%	0.3%
Expected term in years		na	6.41	6.63	6.41	0.75	1.00
Volatility		na	42.0%	36.8%	41.4%	29.9%	42.9%
Dividend yield (3)		na	0.0%	0.0%	0.8%	0.0%	1.4%

na = not applicable

(1)	No stock options were granted during the quarter ended September 30, 2017.
(2)	Under the stock purchase plan, rights to purchase shares are only granted during the first and third quarters of each fiscal year.
(3)	No dividends were declared for the six months ended September 30, 2017 and the three months ended September 30, 2016.

Activity with respect to outstanding stock options for the six months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Intrinsic Value (1)
		(unaudited)	(000)
Balance at March 31, 2017	5,097,545	$10.71
Options granted	549,000	$16.05
Options exercised	(1,059,795)	$9.72	$8,074
Options cancelled	(89,750)	$11.42
Options expired	(20,250)	$9.46

Balance at September 30, 2017	4,476,750	$11.59

Exercisable at September 30, 2017	2,717,250	$10.80
Exercisable at March 31, 2017	3,300,295	$10.34

(1)	Represents the difference between the exercise price and the value of our common stock at the time of exercise.

10. Accumulated Other Comprehensive Loss

The components and the changes in accumulated other comprehensive loss, net of tax, for the six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Foreign Currency	Unrealized Losses on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
		(unaudited)
Balance as of March 31, 2017	$(19,233)	$(219)	$(9,093)	$(28,545)
Other comprehensive income (loss) before reclassifications	10,677	(138)	—	10,539

Net current period other comprehensive income (loss)	10,677	(138)	—	10,539

Balance as of September 30, 2017	$(8,556)	$(357)	$(9,093)	$(18,006)

	Foreign Currency	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
		(unaudited)
Balance as of March 31, 2016	$(10,639)	$(82)	$(9,545)	$(20,266)
Other comprehensive income (loss) before reclassifications	(2,388)	132	—	(2,256)
Net loss reclassified from accumulated other comprehensive loss	—	(31)	—	(31)

Net current period other comprehensive income (loss)	(2,388)	101	—	(2,287)

Balance as of September 30, 2016	$(13,027)	$19	$(9,545)	$(22,553)

The amounts reclassified out of accumulated other comprehensive loss for the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Impacted Line Item on Unaudited Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net gain on investments	$—	$201	$—	$201	Other income (expense), net
Impairment of marketable securities	—	—	—	(151)	Other income (expense), net

Subtotal	—	201	—	50	Income before income tax provision
Tax impact	—	(80)	—	(19)	Provision for income tax

Total reclassifications for the period	$—	$121	$—	$31	Net income

11. Computation of Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$3,463	$3,935	$8,957	$6,954

Weighted average shares - basic	32,642	31,490	32,364	31,447

Weighted average shares - diluted	34,099	32,145	33,572	32,074

Net income per share - basic	$0.11	$0.12	$0.28	$0.22

Net income per share - diluted	$0.10	$0.12	$0.27	$0.22

Diluted weighted average shares included approximately 1,457,000 and 655,000 common equivalent shares from stock options for the three months ended September 30, 2017 and 2016, respectively, and approximately 1,207,000 and 628,000 common equivalent shares from stock options for the six months ended September 30, 2017 and 2016, respectively.

Basic net income available per common share is computed using net income and the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding, assuming dilution, which includes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method. During the three and six months ended September 30, 2017, there were outstanding options to purchase 558,000 and 339,224 shares, respectively, that were not included in the computation of diluted net income per share since their inclusion would be anti-dilutive. During the three and six months ended September 30, 2016, there were outstanding weighted average options to purchase 3,040,511 and 2,984,213 shares, respectively, that were not included in the computation of diluted net income per share since the exercise prices of the options exceeded the market price of the common stock and thus their inclusion would be anti-dilutive. These options could dilute earnings per share in future periods if the market price of the common stock increases.

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

Our net revenues by major geographic area (based on destination) were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
United States	$19,275	$20,185	$38,888	$39,686
Europe and the Middle East:
France	2,010	2,121	3,945	5,571
Germany	10,922	8,960	20,980	17,559
Italy	1,195	915	2,173	1,991
Netherlands	1,420	941	2,816	2,081
United Kingdom	4,687	3,209	8,490	6,836
Other	6,585	5,429	12,439	11,382
Asia Pacific:
China	24,914	21,218	48,733	43,858
Japan	2,146	1,708	4,265	3,426
Malaysia	1,233	1,288	2,057	2,092
Singapore	3,102	3,577	6,121	6,584
South Korea	5,301	4,353	11,114	9,048
Thailand	937	1,040	1,744	1,851
Other	1,828	1,403	3,020	3,150
Rest of the World:
India	818	1,207	1,858	2,107
Other	1,311	1,075	2,583	2,045

Total	$87,684	$78,629	$171,226	$159,267

The following table sets forth net revenues for each of our product groups for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Power semiconductors	$62,027	$53,537	$119,655	$110,016
Integrated circuits	21,295	20,553	42,467	40,935
Systems and radio frequency power semiconductors	4,362	4,539	9,104	8,316

Total	$87,684	$78,629	$171,226	$159,267

Net revenues from significant customers, those representing 10% or more of total revenue for the respective periods, are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net Revenues:
Distributor A	15.5%	13.7%	15.3%	13.8%
Distributor B	10.6%	10.8%	10.6%	10.7%

13. Income Taxes

For the three and six months ended September 30, 2017, we recorded income tax provisions of $1.1 million and $2.8 million, reflecting effective tax rates of 23.6% and 23.9%, respectively. For the three and six months ended September 30, 2016, we recorded income tax provisions of $2.9 million and $5.1 million, reflecting effective tax rates of 42.1% and 42.4%, respectively. Our effective tax rates for the three and six months ended September 30, 2017 were affected by the adoption of new accounting standards during the first quarter ended June 30, 2017. We adopted Accounting Standards Update, or ASU, No. 2016-09, which required the recognition of all excess tax benefits and tax deficiencies in our statement of operations when the awards vested or were settled and ASU No. 2016-16, that eliminated the deferral of recognition of deferred tax attributes of certain intercompany transactions. In addition, the effective tax rates were affected by estimates of annual income in domestic and foreign jurisdictions. Our effective tax rates for the three and six months ended September 30, 2016 were affected by non-benefitted losses incurred in certain tax jurisdictions and estimates of annual income in domestic and foreign jurisdictions.

14. Business Combinations

In the quarter ended September 30, 2017, we completed an acquisition qualifying as a business combination. The consideration for the acquisition was assuming the net liabilities of the business. We recorded $1.5 million of goodwill and assumed liabilities of $2.8 million. This acquisition was not significant to our unaudited condensed consolidated financial statements for the current period.

As of September 30, 2017, we had not yet finalized the valuation of the deferred tax assets in connection with this acquisition. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

15. Commitments and Contingencies

Revolving Credit Agreement

See Note 8, “Borrowing Arrangements” for information regarding the terms of the credit agreement.

Other Commitments and Contingencies

On occasion, we provide limited indemnification to customers against intellectual property infringement claims related to our products. To date, we have not experienced significant activity or claims related to such indemnifications. We also provide in the normal course of business indemnification to our officers, directors and selected parties. We are unable to estimate potential future liability, if any. Therefore, no liability for these indemnification agreements has been recorded as of September 30, 2017 and March 31, 2017.

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

Since the quarter ended September 30, 2016, our quarterly net revenues have increased sequentially. Our net revenues from sales of power semiconductors have increased sequentially since that quarter and our net revenues from sales of ICs have increased sequentially since the quarter ended December 31, 2016, while our net revenues from systems and RF power semiconductors fluctuated modestly during those periods. Since the quarter ended September 30, 2016, sales to the industrial and commercial market and the communication infrastructure market notably increased, while sales to other major application markets changed modestly from quarter to quarter with a slightly decreasing trend. Geographically, sales in all major areas fluctuated from quarter to quarter, except the Asia Pacific region where sales have sequentially increased since the quarter ended December 31, 2016. Over the past three quarters, our net revenues from original equipment manufacturers have increased while our net revenues from distribution have fluctuated. Over the past five quarters, our selling, general and administrative, or SG&A, expenses have been relatively stable, except for a $2.9 million increase in finance and administration expenses during the current quarter as compared to the previous quarter. This increase was mainly due to a $2.3 million of legal, investment banking and accounting costs incurred in relation to the merger agreement. During the same periods, our research, development and engineering expenses, or R&D expenses, have changed insignificantly, largely due to timing effects. In future periods, we expect our SG&A expenses to remain fairly consistent, except to the extent that selling expenses vary with changing revenue and we incur additional expenses in connection with the merger agreement. We expect our R&D expenses to fluctuate modestly in the upcoming quarters.

Acquisition by Littelfuse, Inc.

On August 28, 2018, we announced a definitive merger agreement signed with Littelfuse, under which Littelfuse will acquire all of our outstanding shares in a cash and stock transaction. Under the terms of the merger agreement, each of our stockholders will be entitled to elect to receive, per IXYS share, either $23.00 in cash or 0.1265 of a share of Littelfuse common stock, subject to proration. In total, 50% of IXYS common stock will be converted into cash and 50% into Littelfuse common stock.

The transaction has been approved by our Board of Directors and is expected to close in the first calendar quarter of 2018. The transaction is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by our stockholders. Littelfuse expects to finance the cash portion of the transaction consideration through a combination of existing cash and additional debt. If the transaction is terminated, we may be responsible to pay a termination fee depending on the circumstances, as provided for in the merger agreement.

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

We sell to distributors and original equipment manufacturers. Approximately 58.2% of our net revenues in the six months ended September 30, 2017 and 58.6% of our net revenues in the six months ended September 30, 2016 were from distributors. We provide some of our distributors with the following programs: stock rotation and ship and debit.

Reserves for sales returns and allowances, including allowances for so called “ship and debit” and “stock rotation” transactions, are recorded at the time of shipment, and are based on historical levels of returns and current economic trends and changes in customer demand.

Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfer, typically upon shipment from us, at which point we have a legally enforceable right to collection under normal payment terms. Under certain circumstances, where we are not able to reasonably and reliably estimate the actual returns, revenues and costs relating to distributor sales are deferred until products are sold by the distributors to the distributors’ end customers. Deferred amounts are presented net and included on the balance sheet as part of “Accrued expenses and other current liabilities.” In the three and six months ended September 30, 2017 and 2016, we were able to reasonably estimate the actual returns; therefore, no revenues and costs relating to distributors were deferred.

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

Allowance for stock rotation. We also provide “stock rotation” to select distributors. The rotation allows distributors to return a percentage of the previous six months’ sales in exchange for orders of an equal or greater amount. Under the program, approximately $162,000 and $488,000 of products were returned to us in the six months ended September 30, 2017 and 2016, respectively. We establish the allowance for sales to distributors except in cases where the revenue recognition is deferred and recognized upon sale by the distributor of products to the end-customer. The allowance, which is management’s best estimate of future returns, is based upon the historical experience of returns and inventory levels at the distributors. This allowance is included as part of “Accounts receivable, net” on the balance sheet and as a reduction of revenues in the statement of operations. Should distributors increase stock rotations beyond our estimates, these statements would be adversely affected.

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

Additions to the ship and debit allowance are estimates of the amount of expected future ship and debit activity related to sales during the period. Additions to the allowance reduce revenues and gross profit in the period. The following table sets forth the beginning and ending balances of, additions to, and deductions from, our allowance for ship and debit during the six months ended September 30, 2017 (in thousands):

(unaudited)
Balance at March 31, 2017	$1,549
Additions	1,878
Deductions	(1,984)

Balance at June 30, 2017	1,443
Additions	2,220
Deductions	(2,055)

Balance at September 30, 2017	$1,608

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

Inventories. Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, and net realizable value. Our accounting for inventory costing is based on the applicable expenditure incurred, directly or indirectly, in bringing the inventory to its existing condition. Such expenditures include acquisition costs, production costs and other costs incurred to bring the inventory to its use. As it is impractical to track inventory from the time of purchase to the time of sale for the purpose of specifically identifying inventory cost, our inventory is, therefore, valued based on a standard cost, given that the materials purchased are identical and interchangeable at various production processes. We review our standard costs on an as-needed basis but in any event at least once a year, and update them as appropriate to approximate actual costs. The authoritative guidance provided by FASB requires certain abnormal expenditures to be recognized as expenses in the current period instead of capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.

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

The following table provides information on our excess and obsolete inventory reserve charged against inventory at cost (in thousands):

(unaudited)
Balance at March 31, 2017	$19,298
Utilization or sale	(339)
Scrap	(519)
Additional accrual	556
Foreign currency translation adjustments	311

Balance at June 30, 2017	19,307
Utilization or sale	(244)
Scrap	(235)
Additional accrual	1,265
Foreign currency translation adjustments	131

Balance at September 30, 2017	$20,224

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

In addition, our inventory is also being written down to the lower of cost or market. We review our inventory listing on a quarterly basis for an indication of losses being sustained for costs that exceed selling prices less direct costs to sell. When it is evident that our selling price is lower than current cost, inventory is marked down accordingly. Our lower of cost or market reserve were $798,000 and $384,000, respectively, as of September 30, 2017 and March 31, 2017.

Furthermore, we perform an annual inventory count or periodic cycle counts for specific parts that have a high turnover. We also periodically identify any inventory that is no longer usable and write it off.

Goodwill and intangible assets. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. The costs of acquired intangible assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized using the straight-line method or accelerated method over their estimated useful lives and evaluated for impairment in accordance with ASC 350, Intangibles-Goodwill and Other.

Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment charges during the quarter ending March 31, or more frequently if events and circumstances indicate that the asset might be impaired in accordance with ASC 350. We first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. If we believe that, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.

During the quarter ended March 31, 2017, we early adopted ASU 2017-04, which simplified the test for goodwill impairment. Under the quantitative approach effective prior to January 2017, there were two steps in the determination of the impairment of goodwill. The first step compared the carrying amount of the net assets to the fair value of the reporting unit. The second step, if necessary, recognized an impairment loss to the extent the carrying value of the reporting unit’s net assets exceeds the implied fair value of goodwill. An impairment loss was recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. In January 2017, FASB issued amended guidance which eliminated the second step in goodwill impairment testing. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance no longer requires us to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We operate our business as one reporting unit.

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

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2017	% Change	2016	2017	% Change	2016
	(000)	(unaudited)	(000)	(000)	(unaudited)	(000)
Net revenues	$87,684	11.5	$78,629	$171,226	7.5	$159,267
Cost of goods sold	60,897	14.5	53,174	117,893	7.4	109,818

Gross profit	$26,787	5.2	$25,455	$53,333	7.9	$49,449

Operating expenses:
Research, development and engineering	$8,231	4.9	$7,848	$15,804	0.3	$15,758
Selling, general and administrative	12,891	27.1	10,140	22,897	13.5	20,178
Amortization of acquisition-related intangible assets	597	(14.2)	696	1,193	(30.4)	1,713

Total operating expenses	$21,719	16.2	$18,684	$39,894	6.0	$37,649

The following table sets forth selected statements of operations data as a percentage of net revenues for the fiscal periods indicated. These historical operating results may not be indicative of the results for any future periods.

	% of Net Revenues		% of Net Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	69.5	67.6	68.9	69.0

Gross profit	30.5	32.4	31.1	31.0

Operating expenses:
Research, development and engineering	9.4	10.0	9.2	9.9
Selling, general and administrative	14.7	12.9	13.4	12.7
Amortization of acquisition-related intangible assets	0.7	0.9	0.7	1.0

Total operating expenses	24.8	23.8	23.3	23.6

Operating income	5.7	8.6	7.8	7.4
Other income (expense), net	(0.6)	—	(1.0)	0.2

Income before income tax provision	5.1	8.6	6.8	7.6
Provision for income tax	(1.2)	(3.6)	(1.6)	(3.2)

Net income	3.9	5.0	5.2	4.4

Revenues

The following table sets forth the net revenues for each of our product groups for the fiscal periods indicated:

Net Revenues (1)

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(unaudited)			(unaudited)
	(000)		(000)	(000)		(000)
Power semiconductors	$62,027	15.9	$53,537	$119,655	8.8	$110,016
Integrated circuits	21,295	3.6	20,553	42,467	3.7	40,935
Systems and RF power semiconductors	4,362	(3.9)	4,539	9,104	9.5	8,316

Total	$87,684	11.5	$78,629	$171,226	7.5	$159,267

(1)	Revenue information includes intellectual property revenues that are not included in average selling prices.

The following tables set forth the average selling prices, or ASPs, and units for the fiscal periods indicated:

Average Selling Prices

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
Power semiconductors	$1.54	(14.9)	$1.81	$1.56	(10.3)	$1.74
Integrated circuits	$0.46	2.2	$0.45	$0.46	2.2	$0.45
Systems and RF power semiconductors	$40.02	37.5	$29.10	$28.63	13.6	$25.20

Units

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
	(000)		(000)	(000)		(000)
Power semiconductors	40,406	36.2	29,659	76,567	21.1	63,213
Integrated circuits	46,353	1.6	45,644	92,128	2.0	90,338
Systems and RF power semiconductors	109	(30.1)	156	318	(3.6)	330

Total	86,868	15.1	75,459	169,013	9.8	153,881

The following table sets forth the net revenues by geographic region for the fiscal periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
	2017		2016		2017		2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
	(unaudited)				(unaudited)
	(000)		(000)		(000)		(000)
Europe and the Middle East	$26,819	30.6	$21,575	27.4	50,843	29.7	$45,420	28.5
Asia Pacific	39,461	45.0	34,587	44.0	77,054	45.0	70,009	44.0
Rest of the World	2,129	2.4	2,282	2.9	4,441	2.6	4,152	2.6

International revenues	$68,409	78.0	$58,444	74.3	132,338	77.3	$119,581	75.1
USA	19,275	22.0	20,185	25.7	38,888	22.7	39,686	24.9

Total	$87,684	100.0	$78,629	100.0	171,226	100.0	$159,267	100.0

The 11.5% increase in net revenues in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 reflected an increase of $8.5 million, or 15.9%, in the sale of power semiconductors and an increase of $742,000, or 3.6%, in the sale of ICs, offset by a decrease of $177,000, or 3.9%, in the sale of systems and RF power semiconductors. The increase in the net revenues from power semiconductors was largely the result of a $6.5 million increase in the sale of bipolar devices, principally to the industrial and commercial market and the communication infrastructure market, and a $2.0 million increase in the sale of metal-oxide-silicon, or MOS, transistors and related products primarily to the industrial and commercial market. The increase in net revenues from ICs was mainly due to a $1.2 million increase in the sales of IC drivers and a $722,000 increase in the sale of solid-state relays, or SSRs, primarily to the industrial and commercial market, partially offset by a $1.3 million decrease in the sale of microcontrollers principally in the consumer products market. The decrease in revenues from the sale of systems and RF power semiconductor devices was primarily due to a decrease in the sale of subassemblies primarily in the automotive and traction market, partially offset by an increase of in the sale of RF power semiconductor products primarily to the communication infrastructure market.

The 7.5% increase in net revenues in the six months ended September 30, 2017 as compared to the six months ended September 30, 2016, reflected an increase of $9.6 million, or 8.8%, in the sale of power semiconductors, an increase of $1.5 million, or 3.7%, in the sale of ICs and an increase of $788,000, or 9.5%, in the sale of systems and RF power semiconductors. The increase in the net revenues from power semiconductors was largely the result of a $7.0 million increase in the sale of bipolar devices, principally to the industrial and commercial market and the communication infrastructure market, and a $2.6 million increase in the sale of MOS transistors and related products primarily to the industrial and commercial market. The increase in net revenues from ICs was mainly due to a $1.9 million increase in the sale of SSRs and a $1.9 million increase in the sales of IC drivers primarily to the industrial and commercial market, partially offset by a $1.9 million decrease in the sale of microcontrollers principally in the consumer products market. The increase in net revenues from the sale of systems and RF power semiconductor devices was primarily due to a $1.4 million increase in the sale of RF power semiconductor products primarily to the communication infrastructure market, partially offset by a decrease in the sale of subassemblies primarily in the industrial and commercial market and the automotive and traction market.

For the three and six months ended September 30, 2017 as compared to the same periods of the previous fiscal year, the decreases in the ASPs of power semiconductors were primarily related to increased sales of lower-margin products to Asia and changes in product mix. The increases in the ASPs of ICs in the three and six months ended September 30, 2017 as compared to the same periods of the prior year were mainly due to a shift in product mix toward higher-priced SSRs. The increases in the ASPs of systems and RF power semiconductors in the three and six months ended September 30, 2017 as compared to the same periods of the prior year were due to shifts toward higher-priced products in both subassemblies and RF power semiconductors.

For the three and six months ended September 30, 2017 as compared to the three and six months ended September 30, 2016, the increases in unit shipments of our power semiconductors were caused by an increased demand in Asia. The increase in IC units in the three months ended September 30, 2017 as compared to the same period of the prior year was principally caused by higher shipments of IC drivers and ASICs, partially offset by lower shipments of microcontrollers. The increase in IC units in the six months ended September 30, 2017 as compared to the same period of the prior year was principally caused by higher shipments of IC drivers, partially offset by lower shipments of microcontrollers and SSRs. The decreases in systems and RF power semiconductor units in the three and six months ended September 30, 2017 as compared to the same periods in the prior year were caused by lower shipments of subassemblies, partially offset by higher shipments of RF power semiconductors.

For the three and six months ended September 30, 2017 as compared to the same periods in the prior year, our sales increased in the Europe and the Middle East region and the Asia Pacific region while our sales decreased in the North America region. Comparing the same periods, our sales increased to the industrial and commercial market and the communication infrastructure market while our sales to our other major application markets slightly decreased.

For the three and six months ended September 30, 2017, one distributor accounted for 15.5% and 15.3% of our net revenues, respectively, and another distributor accounted for 10.6% and 10.6% of our net revenues. For the three and six months ended September 30, 2016, one distributor accounted for 13.7% and 13.8% of our net revenues, respectively, and another distributor accounted for 10.8% and 10.7% of our net revenues.

Our net revenues were reduced by allowances for sales returns, stock rotations and ship and debit. See “Critical Accounting Policies and Significant Management Estimates” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Profit

Gross profit increased by $1.3 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Gross profit margin was 30.5% in the three months ended September 30, 2017 as compared to 32.4% in the three months ended September 30, 2016.

Gross profit increased by $3.9 million in the six months ended September 30, 2017 as compared to the same period ended September 30, 2016. Gross profit margin was 31.1% in the six months ended September 30, 2017 and 31.0% in the six months ended September 30, 2016.

The gross profit margins in the three and six month periods as compared to the same periods in the prior year were adversely impacted by increased sales of lower-margin products to Asia. The gross margin in the six month period was favorably impacted by lower unabsorbed variances due to improved utilization of our manufacturing facilities.

Our gross profit and gross profit margin were positively affected by the sale or utilization of excess inventories, which had previously been written down. See “Critical Accounting Policies and Significant Management Estimates—Inventories” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research, Development and Engineering

R&D expenses typically consist of internal engineering efforts for product design, process improvement and development. As a percentage of net revenues, our R&D expenses for the three and six months ended September 30, 2017 were 9.4% and 9.2%, respectively, as compared to 10.0% and 9.9% for the three and six months ended September 30, 2016, respectively. The decreases in the percentages from one year to the next primarily resulted from higher net revenues.

Expressed in dollars, for the three and six months ended September 30, 2017 as compared to the same periods of the prior year, our R&D expenses slightly increased by approximately $383,000 and $46,000, respectively.

Selling, General and Administrative

As a percentage of net revenues, our SG&A expenses for the three and six months ended September 30, 2017 were 14.7% and 13.4% as compared to 12.9% and 12.7% for the three and six months ended September 30, 2016, respectively. Expressed in dollars, for the three and six months ended September 30, 2017 as compared to the same periods of the prior year, our SG&A expenses increased by approximately $2.8 million and $2.7 million, respectively, largely because of $2.3 million of legal, investment banking and accounting costs incurred in relation to the merger agreement during the quarter ended September 30, 2017.

Amortization of Acquisition-Related Intangible Assets

For the three and six months ended September 30, 2017, we recorded amortization expenses on acquired intangible assets of $597,000 and $1.2 million as compared to the amortization expenses of $696,000 and $1.7 million, respectively, for the three and six months ended September 30, 2016.

Interest Expense

During the three and six months ended September 30, 2017, our interest expenses were $434,000 and $1.1 million, respectively, as compared to $615,000 and $1.3 million, respectively, for the three and six months ended September 30, 2016.

Other Income (Expense)

In the three months ended September 30, 2017, other expense, net, was $190,000 as compared to other income, net, of $586,000 in the three months ended September 30, 2016. In the six months ended September 30, 2017, other expense, net, was $705,000 as compared to other income, net, of $1.4 million in the six months ended September 30, 2016. The shifts from other income, net, in the three and six month periods ended September 30, 2016 to other expense, net, in the comparable periods of fiscal 2018 were primarily caused by losses associated with changes in exchange rates for foreign currency transactions during the two quarters ended September 30, 2017, partially offset by gains from equity method investments.

Income Taxes

For the three and six months ended September 30, 2017, we recorded income tax provisions of $1.1 million and $2.8 million, reflecting effective tax rates of 23.6% and 23.9%, respectively. For the three and six months ended September 30, 2016, we recorded income tax provisions of $2.9 million and $5.1 million, reflecting effective tax rates of 42.1% and 42.4%, respectively. Our effective tax rates for the three and six months ended September 30, 2017 were affected by the adoption of new accounting standards during the first quarter ended June 30, 2017. We adopted ASU No. 2016-09, which required the recognition of all excess tax benefits and tax deficiencies in our statement of operations when the awards vested or were settled and ASU No. 2016-16, that eliminated the deferral of recognition of deferred tax attributes of certain intercompany transactions. In addition, the effective tax rates were affected by estimates of annual income in domestic and foreign jurisdictions. Our effective tax rates for the three and six months ended September 30, 2016 were affected by non-benefitted losses incurred in certain tax jurisdictions and estimates of annual income in domestic and foreign jurisdictions.

Liquidity and Capital Resources

At September 30, 2017, cash and cash equivalents and restricted cash were $170.2 million as compared to $169.2 million at March 31, 2017.

Our cash provided by operating activities for the six months ended September 30, 2017 was $6.4 million, principally caused by $9.0 million of net income, $7.0 million in receivables and inventory allowances, $5.0 million for depreciation and amortization and $2.0 million for stock compensation, partially offset by $11.5 million increase in assets resulting from the growth of revenues and $4.4 million decrease in liabilities mainly, from the timing of the payment of taxes. Our cash provided by operating activities in the six months ended September 30, 2016 was $13.4 million, primarily due to $7.0 million of net income, $5.4 million for depreciation and amortization and $5.1 million in receivables and inventory allowances. These were partially offset by a net decrease of $5.1 million in operating assets and liabilities.

Our net cash used in investing activities for the six months ended September 30, 2017 was $15.1 million as compared to net cash used in investing activities of $6.4 million during the six months ended September 30, 2016. During the six months ended September 30, 2017, we spent $9.1 million on the purchase of investments and $6.0 million on the purchase of property and equipment. During the six months ended September 30, 2016, we spent $5.2 million on the purchase of property and equipment and $2.0 million on the purchase of investments.

For the six months ended September 30, 2017, net cash provided by financing activities was $5.1 million as compared to net cash used in financing activities of $8.1 million in the six months ended September 30, 2016. During the six months ended September 30, 2017, we received proceeds from employee equity plans of $6.1 million, partially offset by $1.0 million of principal repayments on loan obligations. During the six months ended September 30, 2016, we used $8.2 million for principal repayments on loan obligations and $1.3 million for cash dividends, offset by proceeds from employee equity plans of $1.4 million.

At September 30, 2017, loans payable totaled $77.9 million, consisting of an outstanding loan balance of $4.9 million from IKB, a revolving loan of $72.7 million, net of debt issuance costs, under a Revolving Credit Agreement, and $294,000 of loans assumed upon business acquisitions. Of the loans payable, $1.1 million is classified as a short-term loan and included in “Current portion of loans payable” in our unaudited condensed consolidated balance sheet as of September 30, 2017. The loans payable of $77.9 million represented 45.8% of our cash and cash equivalents and restricted cash and 24.0% of our stockholders’ equity.

In April 2015, we borrowed €6.5 million or about $7.2 million at the time, from IKB. The loan has a term ending March 31, 2022 and bears a fixed annual interest rate of 1.75%. Each fiscal quarter, a principal payment of €232,000, or about $274,000, and a payment of accrued interest are required. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the loan.

On November 20, 2015, we entered into a Revolving Credit Agreement with a syndicate of banks for a line of credit of $125.0 million. In December 2016, the term of the loan was extended to November 20, 2019. As of September 30, 2017, the outstanding principal balance was $73.0 million. The credit agreement also includes a $10.0 million letter of credit subfacility. See Note 8, “Borrowing Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding the terms of our credit agreement.

Under the merger agreement, we are obligated to repay amounts drawn under these BOTW and IKB facilities and cancel the credit agreements prior to closing. We will incur early termination fees with respect to the cancellation of these agreements. Under the merger agreement, we have agreed to pay a termination fee of $28.5 million to Littelfuse under certain circumstances. In addition, we will be required to pay approximately $8.0 million to the investment banking firm upon the consummation of the merger agreement.

No dividends were declared for the two quarters ended September 30, 2017 and the quarter ended September 30, 2016. During the six months ended September 30, 2016, we paid $1.3 million in cash dividends, consisting of a dividend of $0.040 per share for the first quarter ended June 30, 2016. The quarterly dividend is at the discretion of the Board of Directors.

Additionally, we maintain three defined benefit pension plans: one in the United Kingdom, or UK, one in Germany and one in the Philippines. Benefits are based on years of service and the employees’ compensation. We either deposit funds for these plans with financial institutions, consistent with the requirements of local law, or accrue for the unfunded portion of the obligations. The UK and German plans have been curtailed. As such, the plans are closed to new entrants and no credit is provided for additional periods of service. The total pension liabilities accrued for the three plans as of September 30, 2017 and 2016 were $15.8 million and $15.4 million, respectively.

We believe that our cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, increases in the cost of materials or labor, investments in new product development, or one or more acquisitions. From time to time, we use derivative contracts in the normal course of business to manage our foreign currency exchange and interest rate risks. We did not have any open derivative contracts at September 30, 2017 and 2016. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the market risk disclosed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March  31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2017, our Chief Executive Officers, one of whom is also the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, or SEC. Furthermore, these controls and procedures were also effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our company and business. You should also read and consider the risk factors associated with the business of Littelfuse because these risk factors will relate to the combined company following the completion of the merger. These risk factors may be found in Littelfuse’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Such risk factors may be updated or supplemented in each company’s subsequently filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

References to the merger constitute a reference to the merger of a subsidiary of Littelfuse with and into IXYS (“the initial merger”), followed by a merger of IXYS with and into another subsidiary of Littelfuse. The merger agreement was filed with the SEC on August 28, 2017 as Exhibit 2.1 to the Current Report on Form 8-K (No. 000-26124) and is incorporated herein by reference.

Risks Related to the Merger

Because the share-election exchange ratio of the merger is fixed and will not be adjusted for stock price changes and the market price of Littelfuse common stock has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive.

Upon completion of the initial merger, each issued and outstanding share of our common stock (other than (i) cancelled shares or (ii) dissenting shares) will be converted into the right to receive, at the election of the stockholder and subject to proration, $23.00 in cash, without interest, less any applicable withholding taxes or 0.1265 of a share of Littelfuse common stock.

The share-election ratio will not change to reflect changes in the market prices of our common stock and Littelfuse common stock. The market price of Littelfuse common stock at the time of completion of the merger may vary significantly from the market price of Littelfuse common stock on the date the merger agreement was executed, the date of this Form 10-Q and the date of the special meeting of stockholders to consider the merger, or the IXYS special meeting. In addition, as discussed below, the merger consideration will be subject to proration. Accordingly, our stockholders will not know or be able to calculate at the time of the IXYS special meeting the market value of the stock consideration they will receive upon completion of the merger.

In addition, the merger might not be completed until a significant period of time has passed after the IXYS special meeting. Because the share-election exchange ratio will not be adjusted to reflect any changes in the market values of Littelfuse common stock and our common stock, the market value of the Littelfuse common stock issued in connection with the merger and our common stock surrendered in connection with the merger may be higher or lower than the value of those shares on earlier dates. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our and Littelfuse’s respective businesses, operations and prospects, market assessments of the likelihood that the merger will be completed, the timing of the merger, regulatory considerations and other risk factors included or otherwise referenced herein. Many of these factors are beyond IXYS’ and Littelfuse’s control.

Our common stockholders may not receive all consideration in the form elected.

Our common stockholders electing to receive either the all-cash consideration or the all-stock consideration in the merger will be subject to proration so that 50% of our common stock issued and outstanding immediately prior to the effective time will be converted into cash consideration and the remaining common stock will be converted into stock consideration. Accordingly, some of the merger consideration an IXYS common stockholder receives may differ from the type of consideration selected and such difference may be significant. This may result in, among other things, tax consequences that differ from those that would have resulted if the IXYS common stockholder had received solely the form of consideration elected.

The market price of Littelfuse common stock after the initial merger will continue to fluctuate and may be affected by factors different from those affecting shares of our common stock currently.

Upon completion of the initial merger, certain holders of our common stock will become holders of Littelfuse common stock. The market price of Littelfuse common stock may fluctuate significantly following completion of the initial merger and holders of our common stock could lose the value of their investment in Littelfuse common stock. In addition, any significant price and volume fluctuations of the stock markets could have a material adverse effect on the market for, or liquidity of, the Littelfuse common stock, regardless of Littelfuse’s actual operating performance. In addition, Littelfuse’s business differs in important respects from our business, and accordingly, the results of operations of the combined company and the market price of Littelfuse common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of our operations and the operations of Littelfuse.

Sales of shares of Littelfuse common stock after the completion of the merger may cause the market price of Littelfuse common stock to fall.

Many of our stockholders may decide not to hold the shares of Littelfuse common stock they will receive in the initial merger. Other stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Littelfuse common stock that they receive in the initial merger. Such sales of Littelfuse common stock could have the effect of depressing the market price for Littelfuse common stock and may take place promptly following the initial merger.

Completion of the merger is subject to the conditions contained in the merger agreement and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of both of the companies to complete the merger are subject to the satisfaction or waiver of a number of conditions, including the approval of the merger proposal by our stockholders.

Many of the conditions to the closing of the merger are not within our or Littelfuse’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to February 28, 2018, which deadline may be extended to May 28, 2018 under certain circumstances, it is possible that the merger agreement will be terminated. Although we have agreed with Littelfuse in the merger agreement to use reasonable best efforts to complete the merger as soon as practicable, these and other conditions to the completion of the merger may not be satisfied. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause Littelfuse not to realize some or all of the benefits that Littelfuse expects to achieve if the merger is successfully completed within its expected timeframe. There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. See the risk factor titled “—Failure to complete the merger could negatively affect our stock price and our future business and financial results,” below.

The merger was subject to the expiration of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities in the United States and Germany. Those clearances have been received, but the merger may still be reviewed under antitrust statutes of other governmental authorities.

IXYS and Littelfuse received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States on October 2, 2017, and, on October 6, 2017, both companies received the requisite clearance under the antitrust/merger control laws of Germany. The merger may still be reviewed under antitrust statutes of other governmental authorities, including U.S. state laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Under the merger agreement, we have agreed with Littelfuse to use reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities. There can be no assurance that other regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the completion of the merger. In addition, neither company can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

IXYS and Littelfuse have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Littelfuse’s ability to successfully combine and integrate the businesses of Littelfuse and IXYS. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention of both companies, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the merger. As part of the integration process, Littelfuse may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If Littelfuse experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Littelfuse’s management continues to refine its integration plan. These integration matters could have an adverse effect on (i) each of Littelfuse and IXYS during this transition period and (ii) the combined company for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

Our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of stockholders of IXYS more generally.

When considering the recommendation of our board of directors that our stockholders approve the merger proposal and the merger-related compensation proposal, our stockholders should be aware that our directors and executive officers have certain interests in the merger that may be different from, or in addition to, the interests of our stockholders more generally. These interests generally include, among others, rights to accelerated vesting of stock options and certain payments and benefits in connection with the merger and/or a qualifying termination of employment following the merger. Our board of directors was aware of these interests during its deliberations on the merits of the merger and considered them in deciding to recommend that our stockholders vote in favor of the merger proposal and the merger-related compensation proposal.

The merger agreement limits our ability to pursue alternatives to the merger and may discourage other companies from trying to acquire us.

The merger agreement contains provisions that make it more difficult for IXYS to sell its business to a party other than Littelfuse. These provisions include a general prohibition on IXYS soliciting any company takeover proposal or offer for a competing transaction. Further, there are only limited exceptions to (i) IXYS’ agreement that our board of directors will not withdraw or modify in a manner adverse to Littelfuse the recommendation of our board of directors that our stockholders vote in favor of the merger proposal and (ii) IXYS’ agreement not to enter into an agreement with respect to a competing company takeover proposal. In addition, upon termination of the merger agreement, we are required to pay Littelfuse a termination fee of $28.5 million if the merger agreement is terminated in certain circumstances involving a company takeover proposal, an adverse recommendation change or a willful breach of our non-solicitation obligations under the merger agreement.

These provisions could discourage a third party that might have an interest in acquiring all or a significant part of IXYS from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the merger. These provisions might also result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The merger agreement subjects IXYS to restrictions on its business activities.

The merger agreement subjects IXYS to restrictions on its business activities and obligates IXYS to generally operate its businesses in all material respects in the ordinary course. These restrictions could have an adverse effect on our results of operations, cash flows and financial position.

The business relationships of Littelfuse and IXYS and their respective subsidiaries may be subject to disruption due to uncertainty associated with the merger, which could have an adverse effect on the results of operations, cash flows and financial position of Littelfuse, IXYS and, following the completion of the merger, the combined company.

Parties with which Littelfuse and IXYS, or their respective subsidiaries, do business may be uncertain as to the effects on them of the merger and related transactions, including with respect to current or future business relationships with Littelfuse, IXYS, their respective subsidiaries or the combined company. These relationships may be subject to disruption as customers, suppliers and other persons with whom Littelfuse and IXYS have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with Littelfuse or IXYS, as applicable, or consider entering into business relationships with parties other than Littelfuse, IXYS, their respective subsidiaries or the combined company. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of IXYS, Littelfuse or the combined company following the completion of the merger, including an adverse effect on Littelfuse’s ability to realize the expected synergies and other benefits of the merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively affect our stock price and our future business and financial results.

If the merger is not completed for any reason, including as a result of our stockholders failing to approve the merger, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we could be subject to a number of negative consequences, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers and suppliers;

•	we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;

•	we will have incurred, and will continue to incur, significant non-recurring costs in connection with the merger that we may be unable to recover;

•	the merger agreement places certain restrictions on the conduct of our business prior to completion of the merger, the waiver of which is subject to the consent of Littelfuse (not to be unreasonably withheld, conditioned or delayed in certain circumstances), which may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger that may be beneficial to us; and

•	matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise be devoted to day-to-day operations and other opportunities that may be beneficial to us as an independent company.

In addition, upon termination of the merger agreement, we are required to pay Littelfuse a termination fee of $28.5 million if the merger agreement is terminated in certain circumstances involving a company takeover proposal, an adverse recommendation change or a willful breach of our non-solicitation obligations under the merger agreement. Finally, we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement. If the merger is not completed, any of these risks may materialize and may adversely affect our businesses, financial condition, financial results and stock price.

The shares of Littelfuse common stock to be received by IXYS stockholders as a result of the merger will have rights different from the shares of IXYS common stock.

Upon completion of the initial merger, our stockholders will no longer be stockholders of IXYS. Former stockholders who receive stock consideration in the initial merger will become Littelfuse stockholders, and their rights as stockholders will be governed by the terms of the Littelfuse certificate of incorporation and bylaws and by the Delaware General Corporation Law.

After the initial merger, IXYS stockholders will have a significantly lower ownership and voting interest in Littelfuse than they currently have in IXYS and will exercise less influence over management.

Based on the number of shares of IXYS common stock outstanding as of October 16, 2017, and the number of shares of Littelfuse common stock outstanding as of October 16, 2017, it is expected that, immediately after completion of the initial merger, former IXYS stockholders will own approximately 8% of the outstanding shares of Littelfuse common stock. Consequently, former IXYS stockholders will have less influence over the management and policies of Littelfuse than they currently have over the management and policies of IXYS.

In connection with the merger, Littelfuse will incur new indebtedness, which could adversely affect Littelfuse, including by decreasing Littelfuse’s business flexibility, and will increase its interest expense.

Littelfuse’s consolidated indebtedness as of July 1, 2017 was approximately $482 million. Littelfuse will have substantially increased indebtedness following completion of the merger in comparison to Littelfuse’s indebtedness on a recent historical basis. In particular, in order to consummate the merger, Littelfuse expects to incur up to $150 million new debt.

This indebtedness could have the effect, among other things, of reducing Littelfuse’s flexibility to respond to changing business and economic conditions and increasing Littelfuse’s interest expense. The amount of cash required to pay interest on Littelfuse’s increased indebtedness levels following completion of the merger, and thus the demands on Littelfuse’s cash resources, will be greater than the amount of cash flows required to service the indebtedness of Littelfuse prior to the transaction. The cash resources required to service the increased levels of indebtedness following completion of the merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for Littelfuse relative to other companies with lower debt levels. If Littelfuse does not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then Littelfuse’s ability to service its indebtedness may be adversely impacted.

Certain of the indebtedness to be incurred in connection with the merger may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect Littelfuse’s cash flows.

Moreover, Littelfuse may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Littelfuse’s ability to arrange additional financing or refinancing will depend on, among other factors, Littelfuse’s financial position and performance, as well as prevailing market conditions and other factors beyond Littelfuse’s control. Littelfuse cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to Littelfuse or at all.

The merger will involve substantial costs.

IXYS and Littelfuse have incurred, and expect to continue to incur, a number of non-recurring costs associated with the merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the merger.

Littelfuse also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Littelfuse continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although Littelfuse expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Littelfuse to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor titled “—Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized” above.

Lawsuits may in the future be filed against IXYS, our directors and Littelfuse challenging the merger, and an adverse ruling in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Transactions like the merger are frequently the subject to litigation or other legal proceedings, including actions alleging that the board of directors of either IXYS or Littelfuse breached their respective fiduciary duties to their stockholders by entering into the merger agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Both IXYS and Littelfuse believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought. If litigation or other legal proceedings are in fact brought against either IXYS or Littelfuse or against the board of directors of either company, they will defend against it, but they might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of IXYS, Littelfuse or the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Further, one of the conditions to the completion of the merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that temporarily or permanently prohibits, enjoins or makes illegal the consummation of the merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the merger, that injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees of IXYS or Littelfuse, which could adversely affect the future business and operations of the combined company following the merger.

IXYS and Littelfuse are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the merger will depend in part upon its ability to retain key management personnel and other key employees of IXYS and Littelfuse. Current and prospective employees of IXYS and Littelfuse may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of each of IXYS and Littelfuse to attract and retain key personnel during the pendency of the merger. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel and other key employees of IXYS and Littelfuse.

Risks Related to Our Business

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

In addition, our debt agreements contain financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with all of these covenants for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the credit facilities provided by the debt agreements would not be allowed. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Related to these risks, our lenders waived a default under our existing Revolving Credit Agreement caused by the leverage ratio, which compared total funded indebtedness as of March 31, 2016 to EBITDA for the four fiscal quarters ended March 31, 2016. The leverage ratio minimally exceeded the contractually agreed ratio that was effective at the time. As of September 30, 2017, we complied with all of the financial covenants.

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

Nathan Zommer, Ph.D., our Chief Executive Officer, beneficially owned, as of October 26, 2017, approximately 20.6% of the outstanding shares of our common stock. As a result, Dr. Zommer can exercise significant control over all matters requiring stockholder approval, including the election of the Board of Directors. His holdings could result in a delay of, or serve as a deterrent to, any change in control of our company, which may reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the merger agreement, our stock repurchase plan has been suspended pending any completion of the merger.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Index to Exhibits, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated August 25, 2017, by and among IXYS Corporation, Littelfuse, Inc. and Iron Merger Co., Inc. (filed on August 28, 2017 as Exhibit 2.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference). (1)

10.1	Seventh Amended Executive Employment Agreement, dated August 25, 2017, by and between IXYS Corporation and Nathan Zommer (filed on August 28, 2017 as Exhibit 10.1 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

10.2	Fourth Amended Executive Employment Agreement, dated August 25, 2017, by and between IXYS Corporation and Uzi Sasson (filed on August 28, 2017 as Exhibit 10.2 to the Current Report on Form 8-K (No. 000-26124) and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. IXYS agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(2)	This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1933, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities and Exchange Act of 1993, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXYS CORPORATION

By:	/s/ Uzi Sasson
Uzi Sasson, President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 3, 2017